Form 10-Q
period 1993-11-30
NATIONAL DATA CORP
filed 1994-01-14
CIK 70033

NATIONAL DATA CORPORATION
                     Condensed Consolidated Statements of Income
                         (In Thousands, Except Per Share Data)



                                         Quarter ended       Six Months Ended
                                           November 30,        November 30,
                                         1993     1992        1993     1992
                                         ----     ----        ----     ----
Revenue                                 $50,321  $49,966    $100,534 $101,558

Operating Expenses:
  Cost of service                        29,215   30,373      58,675   61,479
  Sales, general and administration      16,592   16,654      33,398   34,884
                                        -------  -------     -------  -------
                                         45,807   47,027      92,073   96,363

Operating Income                          4,514    2,939       8,461    5,195

Other Income (Expense):
  Investment and other income               142      822         295    1,363
  Interest expense                         (397)    (774)       (862)  (1,600)
                                        -------  -------     -------  -------
                                           (255)      48        (567)    (237)

Income Before Income
     Taxes & Extraordinary Item           4,259    2,987       7,894    4,958
Provision for Income Taxes                1,681    1,255       3,208    2,083
                                        -------  -------     -------  -------
     Income before extraordinary item    $2,578   $1,732      $4,686   $2,875

Extraordinary Item
  Settlement of shareholder's suit (net of
    tax effect of $1,050) See Note 3          -        -      (1,450)      -
                                        -------  -------     -------  -------
            Net Income                   $2,578   $1,732      $3,236   $2,875
                                        =======  =======     =======  =======

   Earnings per common share and
       common equivalent share (note 5) :
       Income before extraordinary item   $0.20    $0.14       $0.37    $0.24
       Extraordinary item                     -        -        0.12        -
                                        -------  -------     -------  -------
            Net Income                    $0.20    $0.14       $0.25    $0.24
                                        =======  =======     =======  =======
   Earnings per common share
       assuming full dilution (note 5) :
       Income before extraordinary item   $0.20    $0.14       $0.37    $0.24
       Extraordinary item                     -        -        0.12        -
                                        -------  -------     -------  -------
            Net Income                    $0.20    $0.14       $0.25    $0.24
                                        =======  =======     =======  =======

See Notes to Unaudited Condensed Consolidated Financial Statements

==============================================================================



                        NATIONAL DATA CORPORATION          P. 1 of 2
                  Condensed Consolidated Balance Sheets
                           (In Thousands)

                                           NOVEMBER 30,     MAY 31,
                                              1993           1993
ASSETS                                     ------------   -----------
Current assets:
  Cash and cash equivalents                   $27,724        $17,150
  Short-term investments                          625            625
  Accounts receivable:
    Trade receivables (less allowances of
      $1,133, and $1,044)                      34,286         36,168
    Other receivables (less allowances of
      $919, and $681)                          18,329         17,418
  Investment in sales-type leases,
    current portion,  (less allowances
    of $601 and $968)                           5,360          6,292
  Inventory                                     3,760          2,663
  Deferred income taxes                           792              -
  Prepaid expenses and other current assets     4,792          5,824
                                              -------        -------
      Total current assets                     95,668         86,140

Investment in sales-type leases (less
    allowances of $252 and $510)                2,377          3,377

Property and equipment, at cost:
  Land                                            402            402
  Building                                      6,503          6,503
  Equipment                                    72,307         76,067
  Software                                     22,942         22,338
  Leasehold Improvements                       13,885         13,867
  Furniture and fixtures                        8,962          8,856
  Work in progress                              2,416            924
                                              -------        -------
                                              127,417        128,957
  Less-Accumulated depreciation
    and amortization                         (100,666)      (100,930)
                                              -------        -------
                                               26,751         28,027
  Property acquired under capital leases,
    net of accumulated amortization             4,803          3,918
                                              -------        -------
                                               31,554         31,945

Deposits                                        2,029          2,019

Other assets:
  Acquired intangibles and goodwill,
    net of accumulated amortization
    of $27,937 and $24,901                     44,203         46,299
  Other                                         5,156          5,568
                                              -------        -------
                                               49,359         51,867

Total Assets                                 $180,987       $175,348
                                           ==========     ==========

See Notes to Unaudited Condensed Consolidated Financial Statements




                        NATIONAL DATA CORPORATION          P. 2 of 2
                  Condensed Consolidated Balance Sheets
                           (In Thousands)

                                           NOVEMBER 30,     MAY 31,
                                              1993           1993
LIABILITIES AND STOCKHOLDERS' EQUITY       ------------   -----------
Current liabilities:
  Accounts payable                             $5,879         $8,466
  Earnout payable on acquired
    businesses, current portion                 2,921          3,032
  Accrued compensation and benefits             3,456          4,792
  Merchant processing payables                 17,198         11,176
  Other accrued liabilities                    16,478         15,761
  Income tax payable                            2,331          3,363
  Obligation under capital leases,
    current portion                             1,253          1,033
  Mortgage payable, current portion               142            135
                                              -------        -------
      Total current liabilities                49,658         47,758

Mortgage payable                               11,189         11,261

Earnout payable on acquired businesses          2,195          3,011

Other long-term liabilities                     2,243          2,556

Obligation under capital leases                 3,567          2,860

Deferred income taxes                           7,890          6,641
                                              -------        -------
Total Liabilities                              76,742         74,087

Stockholders' Equity:
  Preferred stock, par value $1.00 per share,
    1,000,000 shares authorized; none issue         -              -
  Common stock, par value $.125 per share,
    30,000,000 shares authorized; 12,517,001
    and 12,226,732 shares issued                1,565          1,528
  Capital in excess of par value               29,212         26,249
  Retained earnings                            75,160         74,658
  Cumulative translation adjustment              (500)          (393)
                                              -------        -------
                                              105,437        102,042
  Less:
    Deferred compensation                      (1,192)          (781)
                                              -------        -------
Total Stockholders' Equity                    104,245        101,261


Total Liabilities and Stockholders' Equity   $180,987       $175,348
                                           ==========     ==========

See Notes to Unaudited Condensed Consolidated Financial Statements

==============================================================================




                        NATIONAL DATA CORPORATION
              Condensed Consolidated Statements of Cash Flows
                             (In Thousands)
                                                           Six Months
                                                        Ended November 30,
                                                        1993          1992
Cash flows from operating activities:                   -----        -----
 Net income                                              $3,236       $2,875
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                         5,694        7,314
    Amortization of acquired intangibles and goodwill     3,036        3,171
    Provision for bad debt, sales allowances
      and operational losses                              2,086        2,342
    Changes in assets and liabilities, net
     of the effects of acquisitions:
      Decrease in trade accounts receivable                 605        3,574
      Increase in other accounts receivable              (1,795)        (357)
      Increase in investment in sales-type
        leases                                           (3,499)      (1,239)
      (Increase) decrease in inventory                   (1,097)         252
      Decrease in prepaid expenses and other
        assets                                              423        1,228
      Increase (decrease) in accounts payable
        and accrued liabilities                           4,935       (4,561)
      Increase (decrease) in income taxes payable           193          (83)
                                                       --------     --------
 Net cash provided by operating activities               13,817       14,516

Cash flows from investing activities:
 Capital expenditures                                    (5,379)      (1,808)
 Sale of sales-type leases                                5,481       16,648
 Business acquisitions                                     (400)           -
                                                       --------     --------
 Net cash provided by (used in) investing activities       (298)      14,840

Cash flows from financing activities:
 Payments under lines of credit                               -       (4,500)
 Payment on note payable                                      -      (20,000)
 Principal payments under mortgage, capital lease
   arrangements and other long-term debt                   (918)      (1,285)
 Principal payments on earnout payable                   (1,499)      (1,596)
 Dividends paid                                          (2,733)      (2,652)
 Net proceeds from the issuance of stock
   under employee stock plan                              2,230          518
                                                       --------     --------
 Net cash used in financing activities                   (2,920)     (29,515)

Effect of exchange rate changes on cash                     (25)           -

Increase (decrease) in cash & cash equivalents           10,574         (159)
Cash, beginning of period                                17,150        2,243
                                                       --------     --------
Cash, end of period                                     $27,724       $2,084
                                                       ========     ========

See Notes to Unaudited Condensed Consolidated Financial Statements

==============================================================================


   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In addition, certain reclassifications have been made to the fiscal 1993 consolidated financial statements to conform to the fiscal 1994 presentation.
         It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended May 31, 1993.

         In the opinion of management, the information furnished reflects all adjustments necessary to present fairly the results for such interim periods.


NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION:

         Supplemental cash flow disclosures for the six months ended November 30, 1993 and 1992 are as follows (in thousands):
                                               Six Months
                                           Ended November 30,
                                             1993      1992

       Income taxes paid                   $ 2,720   $ 4,202
       Interest paid                       $ 1,064   $ 1,882


NOTE 3 - SHAREHOLDER SUIT:

The Company and certain of its previous officers were party to three lawsuits, which were consolidated as National Data Corporation Shareholder Litigation. The Plantiffs, purporting to act on behalf of a class, alleged violations of Rule 10(b)(5) under the Securities Exchange Act of 1934 under a "fraud on the market" theory for alleged misrepresentations and omissions relating to expected earnings which resulted in, the plantiffs contend, the Company's common stock being overvalued in the market. The Company and the plantiffs signed an agreement on September 27, 1993 to settle this matter for $6,950,000. The Company's insurer bore two-thirds of the settlement and related future costs. The cost to the Company, net of income taxes and insurance proceeds is approximately $1,450,000. Both the Company and its insurer paid their full share of the settlement amount on December 1, 1993, and the settlement received final approval from the court on December 16, 1993.


NOTE 4 - INCOME TAXES:

Effective June 1, 1993, the Company adopted the provisions of Financial Accounting Standard Number 109, "Accounting for Income Taxes" (FAS 109). FAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of certain events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. There was no effect on the Company's net income related to the adoption of FAS 109 in the six month period ended November 30, 1993. Prior years' financial statements have not been restated to reflect the provisions of FAS 109.

The components of the net deferred tax liability as of June 1, 1993 were as follows (in thousands):


         Deferred tax assets:

             Accrued liabilities                $    919
             Restructuring costs                     635
                                                --------
                                                $  1,554
                                                --------
             Valuation allowance                       -
                                                --------
                                                $  1,554
         Deferred tax liabilities:

             Property and equipment             $  6,033
             Acquired intangibles                  2,492
             Other                                   127
                                                --------
                                                $  8,652
                                                --------

         Deferred tax liability, net            $  7,098
                                                ========


NOTE 5 - EARNINGS PER SHARE:

Earnings per common share and common equivalent share (Primary
EPS) are computed by dividing net income by the weighted average number of common shares and common stock equivalent shares outstanding during the period. Common stock equivalent shares represent stock options that if exercised would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share.

Earnings per share assuming full dilution (Fully Diluted EPS) are computed by the same method as described for Primary EPS except that the higher of, 1) the ending market share price or 2) the average market share price, is used to compute the fully diluted EPS as compared to the average market share price for Primary EPS.

The weighted average number of common shares, as adjusted for Primary EPS and Fully Diluted EPS, is as follows:

                      Quarter Ended        Six Months Ended
                       November 30,          November 30,
                   -------------------     ------------------
                     1993        1992        1993      1992
                     ----        ----        ----      ----
                        In Thousands           In Thousands

Primary EPS         12,963      12,187       12,924    12,165

Fully Diluted EPS   12,963      12,225       12,924    12,203


==============================================================================



      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


       Results of Operations

The second quarter of fiscal year 1994 ended November 30, 1993 compared to the same quarter last year is reflected as follows ($Millions):


                                                           %
                             FY 1994          FY 1993      Inc. (Dec.)
                             $      %         $       %     of Dollars
Revenue:                  ------   ---      ------   ---    --------
    Healthcare              15.5    31        13.2    26        17
    Retail                  27.7    55        27.6    55         -
    Other                    7.1    14         9.2    19       (23)
                          ------   ---      ------   ---    --------
   Total Revenue            50.3   100        50.0   100         1
                          ------   ---      ------   ---    --------
Cost of Service:
    Operations              23.1    46        24.1    48       ( 4)
    Deprec/Amort             3.5     7         4.1     8       (15)
    Hardware Sales           2.6     5         2.2     5        18
                          ------   ---      ------   ---    --------
   Total Cost of Service    29.2    58        30.4    61       ( 4)
                          ------   ---      ------   ---    --------
    Gross Margin            21.1    42        19.6    39         8
                          ------   ---      ------   ---    --------
Sales,General & Admin       16.6    33        16.7    33       ( 1)

    Operating Margin         4.5     9         2.9     6        55
                          ======   ===      ======   ===    ========


       Revenue

Total revenue for the second quarter was $50,321,000, an increase of $355,000 (1%) from revenue of $49,966,000 for the same period of the prior year. The trends, as detailed in the Company's Form 10-K for the fiscal year ended May 31, 1993, continued in the three-month period ending November 30, 1993. The revenue increase in the period was principally the result of two offsetting factors. Revenue for the Healthcare business increased $2,301,000 (17%) to $15,484,000. The increase in Healthcare revenue was offset by a decrease in "Other" revenue of $2,083,000.

Healthcare revenue growth was principally related to increases in Electronic Claims Processing. Electronic Claims revenue increased $2,527,000 (60%) in the period compared to the prior year. Revenue with the Company's governmental and institutional customers decreased 15%. The Company's Pharmacy/Dental practice management systems showed a revenue increase of 3%.

Retail revenue for the quarter showed modest growth over the prior year. Direct (merchant processing) revenue increased 5% in the current period compared to the same period last year. This increase is principally related to an increase in processed sales volume. Revenue in the Company's Indirect (distribution through banks) side of the business decreased 5% primarily related to a decrease in the revenue per transaction.



The decrease in "Other" revenue is principally related to the Company's decision to exit certain segments of the Communication Services business in 1991. The Company expects this negative trend to continue through the balance of 1994 as the residual contracts with this customer base expire.





       Cost of Service

Total Cost of Service for the second quarter was $29,215,000, a decrease of $1,158,000 (4%) from the same period of the prior year. This decrease was primarily the result of a reduction in cost of operations of $986,000 (4%) and a decrease in depreciation expense of $777,000 (18%). The depreciation decrease is principally a result of computer systems becoming fully depreciated in the fourth quarter of last fiscal year. The Company is in the process of replacing certain of its computer systems and adding enhanced peripheral equipment. In addition to significant processing performance enhancements to absorb anticipated growth in transaction volumes, the new systems carry lower maintenance costs and power consumption demands.

Gross margin increased to 42% in the second quarter, up from 39% in the same period of the prior year.



       Sales, General and Administration

Sales, General and Administration expense was $16,592,000 for the second quarter, essentially flat compared with the prior year. This reflects expansion in the size and scope of the Company's sales distribution capability. The increase in the sales force was offset by the effect of productivity improvement programs initiated in the second quarter of last year. These programs concentrated on elimination of redundant and non-essential activities. After netting these two factors Sales, General and Administration expense, as a percentage of revenue, was 33% for both three-month periods ending November 30, 1993 and 1992.




       Investment and Other Income

Investment and Other Income for the second quarter was $142,000, a decrease of $680,000 (83%) from the same period of the prior year. This decrease was the result of a decrease in interest income. The lower interest income was the result of the Company selling a substantial portion of its lease portfolio in the second half of the last fiscal year.


       Interest Expense

Interest Expense for the second quarter was $397,000, a decrease of $377,000 (49%) from the same period of the prior year. This decrease was primarily attributable to an absence of borrowings on the Company's lines of credit and a decrease in imputed interest expense associated with merchant bank portfolios acquired in prior years where certain payments were contingent on future revenues.


       Income Taxes

The provision for income taxes, as a percentage of taxable income, was 39% and 42% for the three months ending November
30, 1993 and 1992 respectively.


       Net Income

Net income was $2,578,000, an increase of $846,000 (49%) from the same period last year. Earnings per share, both primary and fully diluted, for the second quarter was $0.20, an increase of $0.06 (43%) over the same period last year. See
Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of outstanding shares.


==============================================================================



      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS



       Results of Operations

The first six months of fiscal year 1994 ended November 30, 1993 compared to the same period last year is reflected as follows ($Millions):

                                                           %
                              FY 1994          FY 1993      Inc. (Dec.)
                             $      %         $       %     of Dollars
Revenue:                   ------   ---      ------   ---    --------
    Healthcare               29.6    29        26.2    26        13
    Retail                   56.2    56        56.8    56       ( 1)
    Other                    14.7    15        18.5    18       (21)
                           ------   ---      ------   ---    --------
   Total Revenue            100.5   100       101.6   100       ( 1)
                           ------   ---      ------   ---    --------
Cost of Service:
    Operations               46.6    46        48.7    48       ( 4)
    Deprec/Amort              7.0     7         8.3     8       (15)
    Hardware Sales            5.0     5         4.5     5        16
                           ------   ---      ------   ---    --------
   Total Cost of Service     58.6    58        61.5    61       ( 5)
    Gross Margin           ------   ---      ------   ---    --------
                             41.9    42        40.1    39         4

Sales General & Admin        33.4    33        34.9    34       ( 4)
                           ------   ---      ------   ---    --------
    Operating Margin          8.5     9         5.2     5        63
                           ======   ===      ======   ===    ========


       Revenue

Total revenue for the first six months was $100,534,000, a decrease of $1,024,000 (1%) from revenue of $101,558,000 for the same period of the prior year. The trends, as detailed in the Company's Form 10-K for the fiscal year ended May 31, 1993, continued in the six-month period ending November 30, 1993. The reduction in revenue was the result of offsetting factors. Revenue for the Company's Healthcare business increased $3,415,000 (13%) to $29,601,000. The increased revenue in Healthcare was offset by a decrease in "Other" revenue of $3,792,000 and a decrease of $647,000 in the Retail business.

Healthcare revenue growth was principally related to increases in Electronic Claims Processing. Electronic Claims revenue increased $4,510,000 (55%) in the period compared to the prior year. Revenue with the Company's governmental and institutional customers decreased 16%. The Company's Pharmacy/Dental practice management systems revenue decreased 2%.

Retail revenue for the six-month period showed a slight decrease from the prior year. Direct (merchant processing) revenue increased 3% in the current period compared to the same period last year. This increase is principally related to an increase in processed sales volume. Revenue in the Company's Indirect (distribution through banks) side of the business decreased 6%. The voice authorization revenue with Indirect customers decreased 7%. The decrease in voice is attributable to the continued shift from voice to electronic authorization processing. Indirect electronic authorization revenue decreased 6%. The number of electronic authorization transactions grew 2%. The increase in volume was offset by a decrease in the revenue per transaction.


The decrease in "Other" revenue is principally related to the Company's decision to exit certain segments of the Communication Services business in 1991. The Company expects this negative trend to continue through the balance of 1994 as the residual contracts with this cutomer base expire.



       Cost Of Service

Total Cost of Service for the first six months was $58,675,000, a decrease of $2,804,000 (5%) from the same period of the prior year. This decrease was primarily the result of a reduction in cost of operations of $2,115,000 (4%) and a decrease in depreciation expense of $1,227,000 (15%). The depreciation expense reduction is principally the result of computer systems becoming fully depreciated in the fourth quarter of last fiscal year. The Company is in the process of replacing certain of its computer systems and adding enhanced peripheral equipment. In addition to significant processing performance enhancements to absorb anticipated growth in transaction volumes, the new systems carry lower maintenance costs and power consumption demands.

Hardware cost of sales increased $102,000 (2%) as a result of an increase in the number of healthcare practice management systems and point-of-sale terminals sold.

Gross margin increased to 42% in the first six months, up from 39% in the same period of the prior year.



       Sales, General and Administration

Sales, General and Administration expense was $33,398,000 for the first six months. This is a decrease of $1,486,000 (4%) from the same period of the prior year. This reflects expansion in the size and scope of the Company's sales distribution capability. The increase in the sales force was offset by the effect of productivity improvement programs initiated in the second quarter of last year. These programs concentrated on elimination of redundant and non-essential activities. After netting these two factors Sales, General and Administration expense, as a percentage of revenue, was 33% and 34% for the six months ending November 30, 1993 and 1992, respectively.



       Investment and Other Income

Investment and Other Income for the first six months was $295,000, a decrease of $1,068,000 (78%) from the same period of the prior year. This decrease was the result of a decrease in interest income. The lower interest income was the result of the Company selling a substantial portion of its lease portfolio in the second half of the last fiscal year.



       Interest Expense

Interest Expense for the first six months decreased $738,000 (46%) from the same period of the prior year. This decrease was primarily attributable to an absence of borrowings on the Company's lines of credit and a decrease in imputed interest expense associated with merchant bank portfolios acquired in prior years where certain payments were contingent on future revenues.



       Income Taxes

The provision for income taxes, as a percentage of taxable income, was 41% and 42% for the six-month periods ending
November 30, 1993 and 1992 respectively.



       Extraordinary Item

The Company took an extraordinary charge of $1,450,000 (net
of income taxes) in the first quarter of the current year,
representing the estimated settlement cost of a lawsuit
brought against the Company.   See Note 3 to the Unaudited
Condensed Consolidated Financial Statements for further discussion.



       Net Income

Net income, prior to the extraordinary charge, was $4,686,000, an increase of $1,811,000 (63%). Earnings per common share, both primary and fully diluted, for the first six months, before the extraordinary item, was $0.37, an increase of $0.13 (54%) over the same period last year.

Net income for the first six months, after the extraordinary charge of $1,450,000 for resolution of the shareholder litigation, was $3,236,000, an increase of $361,000 (13%) as compared to net income of $2,875,000 for the same period of the prior year. See Note 3 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the shareholder litigation. Earnings per common share, both primary and fully diluted, for the first six months, after the extraordinary charge, was $0.25, an increase of $0.01 (4%) over the same period last year. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of earnings per share and common equivalent share.




       Liquidity and Capital Resources

Net cash provided by operating activities was $13,817,000 for the six months ended November 30, 1993, a decrease of $699,000 (5%) compared to $14,516,000 for the same period of the prior year. This decrease is principally related to the timing of working capital requirements associated with the funding of the Company's merchant processing activities.

Cash used in investing activities in the first six months of 1994 was $298,000 compared to cash provided by investing activities of $14,840,000 for the same period of the prior year. Last year the Company sold approximately $16,648,000 of its lease portfolio versus $5,481,000 in the current year, a decrease of $11,167,000. The $16,648,000 of leases sold last year represented the initial sale of sales-type leases. In addition, capital expenditures of $5,385,000 were made in the current period versus $1,808,000 in the same period last year, an increase of $3,577,000.

Net cash used in financing activities for the first six months was $2,920,000, a decrease of $26,595,000 compared to $29,515,000 for the same period of the prior year. This decrease was principally the result of payments of $24,500,000 made by the Company against its line of credit and note payable last year. During the first six months of the current year the bank lines of credit were not utilized. Dividends of approximately $2,600,000 were paid in the six-month period in both years.

The Company has entered into a $15,000,000 committed working capital line-of-credit with two banks expiring April 14, 1994. The Company believes funds generated from operations along with its committed working capital line of credit and the $27,700,000 cash on hand at November 30, 1993 will be adequate to meet normal business operating needs. In addition to the working capital line of credit the Company has available a $15,000,000 committed acquisition line of credit expiring June 30, 1994.




       Stockholders' Equity

Stockholders' equity increased $2,984,000 from $101,261,000 at May 31, 1993 to $104,245,000 at November 30, 1993.


==============================================================================


                              Part II

                         OTHER INFORMATION



     ITEM 1 - PENDING LEGAL PROCEEDINGS
     __________________________________

     See Note 3 to the Unaudited Condensed Consolidated Financial
        Statements.


     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     ____________________________________________________________

     The Company's annual meeting of stockholders was held on November 18, 1993. At the annual meeting, the stockholders of the Company elected two Class I directors, Robert A. Yellowlees and James B. Edwards, for three-year terms and thereafter until their successors are duly elected and qualified.







                             SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be

    signed on its behalf by the undersigned thereunto duly

    authorized.




                                NATIONAL DATA CORPORATION
                                       (Registrant)




DATE: January 14, 1994          BY: /s/ J.W. Braxton
                                   Jerry W. Braxton
                                   Chief Financial Officer