Form 10-Q
period 1994-02-28
NATIONAL DATA CORP
filed 1994-04-14
CIK 70033

NATIONAL DATA CORPORATION
                     Condensed Consolidated Statements of Income
                         (In Thousands, Except Per Share Data)



                                         Quarter ended      Nine Months Ended
                                           February 28,        February 28,
                                         1994     1993        1994     1993
                                         ----     ----        ----     ----
Revenue                                 $50,444  $49,519    $150,978 $151,077

Operating Expenses:
  Cost of service                        29,168   29,791      87,843   91,265
  Sales, general and administration      16,995   15,528      50,393   50,417
                                        -------  -------     -------  -------
                                         46,163   45,319     138,236  141,682

Operating Income                          4,281    4,200      12,742    9,395

Other Income (Expense):
  Investment and other income               105      223         401    1,322
  Interest expense                         (316)    (247)     (1,179)  (1,582)
                                        -------  -------     -------  -------
                                           (211)     (24)       (778)    (260)

Income Before Income
     Taxes & Extraordinary Item           4,070    4,176      11,964    9,135
Provision for Income Taxes                1,428    1,754       4,636    3,837
                                        -------  -------     -------  -------
     Income before extraordinary item    $2,642   $2,422      $7,328   $5,298

Extraordinary Item
  Settlement of shareholder's suit (net of
    tax effect of $1,050) See Note 3          -        -      (1,450)      -
                                        -------  -------     -------  -------
            Net Income                   $2,642   $2,422      $5,878   $5,298
                                        =======  =======     =======  =======

   Earnings per common share and
       common equivalent share (note 5) :
       Income before extraordinary item   $0.20    $0.19       $0.56    $0.42
       Extraordinary item                     -        -       (0.11)       -
                                        -------  -------     -------  -------
            Net Income                    $0.20    $0.19       $0.45    $0.42
                                        =======  =======     =======  =======
   Earnings per common share
       assuming full dilution (note 5) :
       Income before extraordinary item   $0.20    $0.19       $0.56    $0.42
       Extraordinary item                     -        -       (0.11)       -
                                        -------  -------     -------  -------
            Net Income                    $0.20    $0.14       $0.45    $0.42
                                        =======  =======     =======  =======

See Notes to Unaudited Condensed Consolidated Financial Statements

==============================================================================



                        NATIONAL DATA CORPORATION          P. 1 of 2
                  Condensed Consolidated Balance Sheets
                           (In Thousands)

                                           FEBRUARY 28,     MAY 31,
                                              1994           1993
ASSETS                                     ------------   -----------
Current assets:
  Cash and cash equivalents                   $27,237        $17,150
  Short-term investments                           25            625
  Accounts receivable:
    Trade receivables (less allowances of
      $1,050, and $1,044)                      32,482         36,168
    Other receivables (less allowances of
      $572, and $681)                          16,178         17,418
  Investment in sales-type leases,
    current portion,  (less allowances
    of $554 and $968)                           4,259          6,292
  Inventory                                     4,510          2,663
  Deferred income taxes                           792              -
  Prepaid expenses and other current assets     4,548          5,824
                                              -------        -------
      Total current assets                     90,031         86,140

Investment in sales-type leases (less
    allowances of $131 and $510)                1,160          3,377

Property and equipment, at cost:
  Land                                            402            402
  Building                                      6,503          6,503
  Equipment                                    73,593         76,067
  Software                                     24,577         22,338
  Leasehold Improvements                       13,940         13,867
  Furniture and fixtures                        8,960          8,856
  Work in progress                              4,638            924
                                              -------        -------
                                              132,613        128,957
  Less-Accumulated depreciation
    and amortization                         (103,427)      (100,930)
                                              -------        -------
                                               29,186         28,027
  Property acquired under capital leases,
    net of accumulated amortization             4,801          3,918
                                              -------        -------
                                               33,987         31,945

Deposits                                        2,029          2,019

Other assets:
  Acquired intangibles and goodwill,
    net of accumulated amortization
    of $28,894 and $24,901                     42,729         46,299
  Other                                         4,114          5,568
                                              -------        -------
                                               46,843         51,867

Total Assets                                 $174,050       $175,348
                                           ==========     ==========

See Notes to Unaudited Condensed Consolidated Financial Statements




                        NATIONAL DATA CORPORATION          P. 2 of 2
                  Condensed Consolidated Balance Sheets
                           (In Thousands)

                                           FEBRUARY 28,     MAY 31,
                                              1994           1993
LIABILITIES AND STOCKHOLDERS' EQUITY       ------------   -----------
Current liabilities:
  Accounts payable                             $8,347         $8,466
  Earnout payable on acquired
    businesses, current portion                 2,698          3,032
  Accrued compensation and benefits             2,835          4,792
  Merchant processing payables                  9,775         11,176
  Other accrued liabilities                    13,356         15,761
  Income tax payable                            3,166          3,363
  Obligation under capital leases,
    current portion                             1,317          1,033
  Mortgage payable, current portion               146            135
                                              -------        -------
      Total current liabilities                41,640         47,758

Mortgage payable                               11,138         11,261

Earnout payable on acquired businesses          1,639          3,011

Other long-term liabilities                     2,104          2,556

Obligation under capital leases                 3,401          2,860

Deferred income taxes                           7,816          6,641
                                              -------        -------
Total Liabilities                              67,738         74,087

Stockholders' Equity:
  Preferred stock, par value $1.00 per share,
    1,000,000 shares authorized; none issued        -              -
  Common stock, par value $.125 per share,
    30,000,000 shares authorized; 12,575,143
    and 12,226,732 shares issued                1,572          1,528
  Capital in excess of par value               29,838         26,249
  Retained earnings                            76,418         74,658
  Cumulative translation adjustment              (520)          (393)
                                              -------        -------
                                              107,308        102,042
  Less:
    Deferred compensation                        (996)          (781)
                                              -------        -------
Total Stockholders' Equity                    106,312        101,261


Total Liabilities and Stockholders' Equity   $174,050       $175,348
                                           ==========     ==========

See Notes to Unaudited Condensed Consolidated Financial Statements

==============================================================================




                        NATIONAL DATA CORPORATION
              Condensed Consolidated Statements of Cash Flows
                             (In Thousands)
                                                          Nine Months
                                                        Ended February 28,
                                                        1994          1993
Cash flows from operating activities:                   -----        -----
 Net income                                              $5,878       $5,298
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                         8,822       10,796
    Amortization of acquired intangibles and goodwill     4,509        4,683
    Provision for bad debt, sales allowances
      and operational losses                              3,171        3,967
    Loss on disposal of fixed assets                         64           80
    Changes in assets and liabilities, net
     of the effects of acquisitions:
      Decrease in trade accounts receivable               1,807        3,064
      Decrease (increase) in other accounts receivable      132         (341)
      Decrease in investment in sales-type
        leases                                            4,027          325
      Increase in inventory                              (1,847)         (52)
      Decrease in prepaid expenses and other
        assets                                            1,506        1,926
      Decrease in accounts payable
        and accrued liabilities                          (5,303)      (2,355)
      Increase (decrease) in income taxes payable           972       (1,485)
                                                       --------     --------
 Net cash provided by operating activities               23,738       25,906

Cash flows from investing activities:
 Capital expenditures                                    (8,726)      (2,650)
 Sale of sales-type leases inventory                          -       17,157
 Business acquisitions                                     (400)           -
 Decrease in investments & other
   non-current assets                                       600            5
                                                       --------     --------
 Net cash (used in) provided by investing activities     (8,526)      14,512

Cash flows from financing activities:
 Payments under lines of credit                               -       (4,500)
 Payment on note payable                                      -      (20,000)
 Principal payments under mortgage, capital lease
   arrangements and other long-term debt                 (1,558)      (1,552)
 Principal payments on earnout payable                   (2,278)      (2,362)
 Dividends paid                                          (4,116)      (3,993)
 Net proceeds from the issuance of stock
   under employee stock plan                              2,862        1,105
                                                       --------     --------
 Net cash used in financing activities                   (5,090)     (31,302)

Effect of exchange rate changes on cash                     (35)           -

Increase in cash & cash equivalents                      10,087        9,116
Cash, beginning of period                                17,150        2,243
                                                       --------     --------
Cash, end of period                                     $27,237      $11,359
                                                       ========     ========

Supplemental schedule of noncash investing
and financing activities:
  Capital leases entered into in exchange
    for property and equipment                          $ 1,814      $ 2,813
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


NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental cash flow disclosures for the nine months ended
February 28, 1994 and 1993 are as follows (in thousands):

                                              Nine Months
                                          Ended February 28,

                                             1994      1993

       Income taxes paid                   $ 3,551   $ 4,256
       Interest paid                       $ 1,338   $ 2,183

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


NOTE 4 - INCOME TAXES:

Effective June 1, 1993, the Company adopted the provisions of Financial Accounting Standard Number 109, "Accounting for Income Taxes" (FAS 109). FAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of certain events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. There was no effect on the Company's net income related to the adoption of FAS 109 in the nine month period ended February 28, 1994. Prior years' financial statements have not been restated to reflect the provisions of FAS 109.

The components of the net deferred tax liability as of June 1, 1993 were as follows (in thousands):


         Deferred tax assets:

             Accrued liabilities                $    919
             Restructuring costs                     635
                                                --------
                                                $  1,554
                                                --------
             Valuation allowance                    ---
                                                --------
                                                $  1,554
         Deferred tax liabilities:

             Property and equipment             $  6,033
             Acquired intangibles                  2,492
             Other                                   127
                                                --------
                                                $  8,652
                                                --------

         Deferred tax liability, net            $  7,098
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

The weighted average number of common shares, as adjusted for Primary EPS and Fully Diluted EPS, is as follows:

                      Quarter Ended        Nine Months Ended
                       February 28,          February 28,
                   --------------------    ------------------
                     1994        1993        1994      1993
                     ----        ----        ----      ----
                        In Thousands           In Thousands

Primary EPS         13,141      12,595      13,049    12,581

Fully Diluted EPS   13,167      12,716      13,167    12,667

==============================================================================



      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


       Results of Operations

The third quarter of fiscal year 1994 ended February 28, 1994 compared to the same quarter last year is reflected as follows ($Millions):


                                                                %
                                  FY 1994         FY 1993    Inc. (Dec.)
                                $      %         $       %    of Dollars
Revenue:                        -----   ----   -----   ----   ------
    Healthcare                   15.8    31     13.9    28       14
    Retail                       27.8    55     27.7    56       --
    Other                         6.8    14      7.9    16      (14)
                                -----   ----   -----   ----   ------
    Total Revenue                50.4   100     49.5   100        2
                                -----   ----   -----   ----   ------
Cost of Service:
    Operations                   23.1    46     23.4    47      ( 1)
    Depreciation/Amortization     3.7     7      4.0     8      ( 8)
    Hardware Sales                2.3     5      2.4     5      ( 5)
                                -----   ----   -----   ----   ------
    Total Cost of Service        29.1    58     29.8    60      ( 2)
                                -----   ----   -----   ----   ------
    Gross Margin                 21.3    42     19.7    40        8

Sales General & Administration   17.0    34     15.5    32        9
                                -----   ----   -----   ----   ------
    Operating Margin              4.3     8      4.2     8        2
                                =====   ====   =====   ====   ======



       Revenue

Total revenue for the third quarter was $50,444,000, an increase of $925,000 (2%) from revenue of $49,519,000 for the same period of the prior year. The trends, as detailed in the Company's Form 10-K for the fiscal year ended May 31, 1993, continued in the three-month period ending February 28, 1994. The revenue increase in the period was principally the result of two offsetting factors. Revenue for the Healthcare business increased $1,937,000 (14%) to $15,791,000. The increase in Healthcare revenue was offset by a decrease in "Other" revenue of $1,125,000.

Healthcare revenue growth was principally related to increases in Electronic Claims Processing. Electronic Claims revenue increased $2,503,000 (48%) in the period compared to the prior year. Revenue from the Company's governmental and institutional customers decreased 7%. The Company's Pharmacy/Dental practice management systems showed a revenue decrease of 6%.



Retail revenue for the quarter showed modest growth over the prior year. Direct (merchant processing) revenue increased
8% in the current period compared to the same period last year. This increase is principally related to an increase in discount revenue and equipment sales. Revenue in the Company's Indirect (distribution through banks) side of the business decreased 6%. The voice authorization revenue with Indirect customers decreased 8%. The decrease in voice transactions is attributable to the continued shift from voice to electronic authorization processing. Indirect electronic authorization revenue decreased 6% as a result of lower revenue per transaction.


The decrease in "Other" revenue of 14% is principally related to the Company's decision to exit certain segments of the Communication Services business in 1991. The Company expects this negative trend to continue through the balance of 1994 as the residual contracts with this customer base expire.



       Cost of Service

Total Cost of Service for the third quarter was $29,168,000, a decrease of $623,000 (2%) from the same period of the prior year. This decrease was primarily the result of a reduction in cost of operations of $176,000 (1%) and a decrease in depreciation expense of $330,000 (8%). The depreciation decrease is principally a result of computer systems becoming fully depreciated in the fourth quarter of last fiscal year. The Company is in the process of replacing certain of its computer systems and adding enhanced peripheral equipment.
In addition to significant processing performance enhancements to absorb anticipated growth in transaction volumes, the new systems carry lower maintenance costs and power consumption demands.

Gross margin increased to 42% in the current quarter, up from 40% in the same period of the prior year.


       Sales, General and Administration

Sales, General and Administration expense was $16,995,000 for the third quarter, an increase of $1,467,000 (9%) from the prior year. This increase reflects expansion in the size and scope of the Company's marketing and sales distribution capability. The increase in the sales force was partially offset by the effect of productivity improvement programs initiated in the second quarter of last year. These programs concentrated on elimination of redundant and non-essential activities. After netting these two factors Sales, General and Administration expense, as a percentage of revenue, was 34% for the current quarter compared to 31% for the same period the prior year.



       Investment and Other Income

Investment and Other Income for the third quarter was $105,000, a decrease of $118,000 (53%) from the same period of the prior year. This decrease was the result of a decrease in interest income and was the result of the Company selling a substantial portion of its lease portfolio in the second half of the last fiscal year. The Company is now essentially out of the leasing business. New leases are sold to third parties.


       Interest Expense

Interest Expense for the third quarter increased $69,000 (28%) from the same period last year. This increase was primarily attributable to a one-time adjustment of imputed interest expense on acquired merchant portfolios in the third quarter of fiscal 1993.



       Income Taxes

The provision for income taxes, as a percentage of taxable income, was 35% and 42% for the nine months ending February
28, 1994 and 1993 respectively. The decreased rate in the current period reflects income tax credits received for research and development expenditures.



       Net Income

Net income for the third quarter was $2,642,000, an increase of $219,000 (9%) from the same period last year. Earnings per share, both primary and fully diluted, for the third quarter was $0.20, an increase of $0.01 (5%) over the same period last year. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of outstanding shares.

==============================================================================


      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS



        Results of Operations

The nine months of fiscal year 1994 ended February 28, 1994 compared to the same period last year is reflected as follows
($Millions):

                                                                %
                                FY 1994        FY 1993     Inc. (Dec.)
                               $      %         $       %   of Dollars
Revenue:                      -----   ----   -----   ----   ------
    Healthcare                 45.4    30      40.0    26       13
    Retail                     84.0    56      84.6    56      ( 1)
    Other                      21.6    14      26.5    18      (19)
                              -----   ----   -----   ----   ------
    Total Revenue             151.0   100     151.1   100       --
                              -----   ----   -----   ----   ------
Cost of Service:
    Operations                 69.8    46      72.1    48      ( 3)
    Depreciation/Amortization  10.7     7      12.3     8      (14)
    Hardware Sales              7.3     5       6.9     5        8
                              -----   ----   -----   ----   ------
    Total Cost of Service      87.8    58      91.3    61      ( 4)
                              -----   ----   -----   ----   ------
    Gross Margin               63.1    42      59.8    39        6

Sales General & Administration 50.4    34      50.4    33       --
                              -----   ----    -----   ----   ------
    Operating Margin           12.7     8       9.4     6       35
                              =====  =====    ======  ====   ======



        Revenue

Total revenue for the nine-month period ending February 28, 1994 was $150,978,000, essentially flat with revenue of $151,077,000 for the same period of the prior year. The trends, as detailed in the Company's Form 10-K for the fiscal year ended May 31, 1993, continued in the nine-month period ending February 28, 1994. The reduction in revenue was the result of offsetting factors. Revenue for the Company's Healthcare business increased $5,352,000 (13%) to $45,392,000. The increased revenue in Healthcare was offset by a decrease in "Other" revenue of $4,917,000 and a decrease of $534,000 in the Retail business.


Healthcare revenue growth was principally related to increases in Electronic Claims Processing. Electronic Claims revenue increased $7,013,000 (52%) in the period compared to the prior year. Revenue with the Company's governmental and institutional customers decreased 14%. The Company's Pharmacy/Dental practice management systems revenue decreased 4%.



Retail revenue for the nine-month period showed a slight
decrease from the prior year. Direct (merchant processing) revenue increased 5% in the current period compared to the same period last year.  This increase is principally related to an increase in discount revenue and equipment sales.
Revenue in the Company's Indirect (distribution through
banks) side of the business decreased 6%   The voice
authorization revenue with Indirect customers decreased 7%.
The decrease in voice transactions is attributable to the continued shift from voice to electronic authorization processing. Indirect electronic authorization revenue decreased 4%.
The number of electronic authorization transactions grew 1%.
The increase in volume was offset by a decrease in the revenue per transaction.

The decrease in "Other" revenue is principally related to the Company's decision to exit certain segments of the Communication Services business in 1991. The Company expects this negative trend to continue through the balance of 1994 as the residual contracts with this customer base expire.



        Cost Of Service

Total Cost of Service for the nine month period was $87,843,000, a decrease of $3,422,000 (4%) from the same period of the prior year. This decrease was primarily the result of a reduction in cost of operations of $2,291,000 (3%) and a decrease in depreciation expense of $1,687,000 (14%). The depreciation expense reduction is principally the result of computer systems becoming fully depreciated in the fourth quarter of last fiscal year. The Company is in the process of replacing certain of its computer systems and adding enhanced peripheral equipment. In addition to significant processing performance enhancements to absorb anticipated growth in transaction volumes, the new systems carry lower maintenance costs and power consumption demands.

Hardware cost of sales increased $551,000 (8%) as a result of an increase in the number of healthcare practice management systems and point-of-sale terminals sold.

Gross margin increased to 42% in the nine month period, up from 39% in the same period of the prior year.



        Sales, General and Administration

Sales, General and Administration expense was $50,393,000 for the nine month period. This is essentially the same as the prior year. Sales, General and Administration expense, as a percentage of revenue, was 34% for both periods.




        Investment and Other Income

Investment and Other Income for the nine month period was $401,000, a decrease of $921,000 (70%) from the same period of the prior year. This decrease was the result of a decrease in interest income. The lower interest income was the result of the Company selling a substantial portion of its lease portfolio in the second half of the last fiscal year. The Company is now essentially out of the leasing business. New leases are sold to third parties.


        Interest Expense

Interest Expense for the nine months decreased $403,000 (25%) from the same period of the prior year. This decrease was primarily attributable to an absence of borrowings on the Company's lines of credit and a decrease in imputed interest expense associated with merchant bank portfolios acquired in prior years where certain payments were contingent on future revenues.


        Income Taxes

The provision for income taxes, as a percentage of taxable income, was 39% and 42% for the nine-month periods ending February 28, 1994 and 1993 respectively. The decreased rate in the current year reflects income tax credits received for research and development expenditures.


        Extraordinary Item

The Company took an extraordinary charge of $1,450,000 (net
of income taxes) in the first quarter of the current year,
representing the estimated settlement cost of a lawsuit
brought against the Company.   See Note 3 to the Unaudited
Condensed Consolidated Financial Statements for further discussion.



        Net Income

Net income, prior to the extraordinary charge, was $7,328,000, an increase of $2,030,000 (38%). Earnings per common share, both primary and fully diluted, for the first nine months, before the extraordinary item, was $0.56, an increase of $0.14 (33%) over the same period last year.

Net income for the nine months, after the extraordinary charge of $1,450,000 for resolution of the shareholder litigation, was $5,878,000, an increase of $580,000 (11%) as compared to net income of $5,298,000 for the same period of the prior year. See Note 3 to the Unaudited Condensed Consolidated Financial Statements for further discussion of the shareholder litigation. Earnings per common share, both primary and fully diluted, for the nine-month period, after the extraordinary charge, was $0.45, an increase of $0.03 (7%) over the same period last year. See Note 5 to the Unaudited Condensed Consolidated Financial Statements for further discussion of earnings per share and common equivalent share.


        Liquidity and Capital Resources

Net cash provided by operating activities was $23,738,000 for the nine months ended February 28, 1994, a decrease of $2,168,000 (8%) compared to $25,906,000 for the same period of the prior year. Inventory held for resale increased $1,847,000 during the nine months ending February 28, 1994 as compared to no increase last year. The Company accelerated the purchase of inventory to take advantage of vendor volume discounts.

Cash used in investing activities in the first nine months of 1994 was $8,526,000 compared to cash provided by investing activities of $14,512,000 for the same period of the prior year. Last year the Company sold approximately $17,157,000 of its lease portfolio inventory. The leases sold last year represented a one-time cash inflow for the initial sale of existing sales-type leases. In addition, capital expenditures of $8,726,000 were made in the current period versus $2,650,000 in the same period last year, an increase of $6,076,000.

Net cash used in financing activities for the nine month period was $5,090,000, a decrease of $26,212,000 compared to $31,302,000 for the same period of the prior year. This decrease was principally the result of payments of $24,500,000 made by the Company against its line of credit and note payable last year. During the first nine months of the current year the bank lines of credit were not utilized. Dividends of $4,116,000 and $3,993,000 were made in the nine-month periods ending February 28, 1994 and 1993, respectively.



The Company has entered into a $15,000,000 committed working capital line-of-credit with two banks originally expiring April 14, 1994. This line has been extended to June 30, 1994. The Company expects to enter into another twelve month arrangement upon the expiration of this agreement.


The Company believes funds generated from operations along with its committed working capital line of credit and the $27,237,000 cash on hand at February 28, 1994 will be adequate to meet normal business operating needs.

In addition to the working capital line of credit the Company has available a $15,000,000 committed acquisition line of credit expiring June 30, 1994.


        Stockholders' Equity

Stockholders' equity increased $5,051,000 from $101,261,000 at May 31, 1993 to $106,312,000 at February 28, 1994.



==============================================================================




                              Part II

                         OTHER INFORMATION



     ITEM 1 - PENDING LEGAL PROCEEDINGS
     __________________________________

     See Note 3 to the Unaudited Condensed Consolidated Financial
        Statements.


     ITEM 4 - OTHER INFORMATION
     __________________________

     The Company extended its $15,000,000 committed working capital line originally scheduled to expire on April 14, 1994. The line is now scheduled to expire on June 30, 1994.


==============================================================================



                             SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be

    signed on its behalf by the undersigned thereunto duly

    authorized.




                                NATIONAL DATA CORPORATION
                                       (Registrant)




DATE: April, 15, 1994           BY: /s/ J.W. Braxton

                                   Jerry W. Braxton

                                   Chief Financial Officer