Form 10-K
period 1994-05-31
NATIONAL DATA CORP
filed 1994-08-26
CIK 70033

NATIONAL DATA CORPORATION
        1994 FORM 10-K ANNUAL REPORT

        TABLE OF CONTENTS
PART I
Item 1.  BUSINESS
Item 2.  PROPERTIES
Item 3.  LEGAL PROCEEDINGS
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             EXECUTIVE OFFICERS OF THE REGISTRANT

PART II
Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS
Item 6.  SELECTED FINANCIAL DATA
Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

Part III
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11.  EXECUTIVE COMPENSATION
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K


                                 PART I
Item 1.  BUSINESS

General

        National Data Corporation (the "Company"), incorporated in 1967, is focused on providing value-added systems and services to the health care, integrated payment systems, and government and corporate markets. In the health care area the Company engages principally in providing practice management systems and electronic claims processing, adjudication and clinical data base information for pharmacies, dentists, physicians, hospitals, health maintenance organizations ("HMO's"), clinics, nursing homes and other health care markets. The Company also provides integrated payment systems solutions such as credit card, debit card and check verification/guarantee services for retailers, health care providers, universities and colleges and government agencies. The Company also provides cash management, information reporting and electronic data interchange ("EDI") services for corporate and government customers. In addition, the Company has developed electronic tax payment and filing systems. Services are provided through centralized host, distributed microprocessor-based and value-added telecommunications networks accessing real-time information processing systems capable of sending and receiving information utilizing a variety of terminals, PC's and other communication devices. The network operates seven days a week, 24 hours per day.

        The Company is one of the largest independent providers of value-added applications systems and services for the health care and integrated payment systems markets in the United States.

Services

        The Company's products and services are provided in the following lines of business: (i) health care application systems and services, (ii) integrated payment systems, (iii) government and corporate information systems and services and (iv) international services. A decision was made to exit the communication services business in 1991. All remaining communication services contracts are expected to expire during the coming fiscal year ending May 31, 1995, and the amount of future business is not material.

HEALTH CARE APPLICATION SYSTEMS AND SERVICES (HCASS)

        HCASS is a leading provider of a full range of products and services to address health care cost containment and improved patient care issues. The Company's complete line of products includes practice management systems and electronic claims processing, adjudication and payment systems, funding capabilities and clinical data base information for pharmacies, dentists, physicians, hospitals, HMO's, clinics and nursing homes. Approximately 31% of the Company's revenue in fiscal 1994 was derived from these products and services. This is the fastest growing portion of the Company's business.

        The Company's DataStat pharmacy practice management systems provide solutions for independent and chain pharmacies, hospitals, HMO's, clinics and nursing homes. The systems enable the pharmacist to manage and perform patient registration, drug record-keeping, private and third-party billing, inventory control and ordering, automatic price updating, management reporting and drug database updates to detect clinical dispensing and prescribing errors. DataStat systems provide value-added claims processing and switching services as well. The services are offered through systems that are sold and maintained by the Company and tailored to the needs of users utilizing micro- and mini-computer platforms selected for the needs of each particular customer. The Company's electronic point-of-sale systems meet the requirements of retail pharmacies and are fully integrated into the DataStat product line, providing credit and debit card processing capabilities and other associated functions such as inventory reporting and ordering.

        During fiscal 1994 the Company brought to market the NDC Dental System and began shipping in August 1994. The NDC Dental System operates in a Windows environment on IBM compatible personal computers. This new system incorporates the business automation functions of the DataStat dental system with advanced clinical functionality. The Company's DataStat dental practice management system is designed to provide dentists with patient record accounting, patient scheduling and recall, billing and collection, and insurance claims information and electronic processing to improve the efficiency of office management.

        In July 1994 the Company acquired the assets and business of Lytec Systems, Inc. ("Lytec"), a Salt Lake City, Utah based provider of practice management systems to the physician market. Lytec is a leading provider of practice management syst ems to this market, with approximately 6,000 users. The Lytec products complement the Company's current practice management and value-added transaction processing capabilities.

        The Company's EasyClaim real-time electronic claims processing service is offered to pharmacies, dentists, hospitals, HMO's and preferred provider organizations. The service includes eligibility verification, patient-specific benefit coverage, claims data capture and editing, claim adjudication, and retrospective and prospective drug utilization review. Electronic claims processing represents the Company's fastest growing service. The network includes approximately 49,000 health care provider locations. Approximately 375 million real-time electronic claims were processed in fiscal 1994, increasing 50% over the prior year.

        The Company's practice management systems are primarily marketed directly through the Company's personnel and jointly with pharmaceutical wholesalers. The practice management system for the physicians' market is sold through third parties and direct marketing. There is no dominant competitor in the practice management systems market. The Company competes principally with General Computer Corporation, QS/1 and the 3PM unit of McKesson Corporation in the pharmacy systems market.
The principal competitors in the dental systems market are Softdent and Dentech. The main competitors in the physicians' system market are The Computer Place's MediSoft product and Medical Manager, sold by Systems Plus, Inc.

        In the electronic claims processing market, in which the Company's services are offered directly through Company personnel, the Company's principal competitors are General Computer Corporation, Envoy Corporation, and Electronic Data Systems. The Company believes that it is the leading provider of real-time electronic claims processing services based on the number of transactions processed. Its value-added services, such as adjudication and clinical data bases, help distinguish the Company from those competitors who only serve as a transaction switch.

        Revenue for HCASS products and services is based upon software license fees and purchase or lease payments for the practice management systems, together with recurring monthly maintenance and support fees, as well as upgrade charges for new applications capabilities. Fees for the electronic claims processing services are based on a per transaction rate, with the rate varying depending upon the scope of services provided.

INTEGRATED PAYMENT SYSTEMS

        The Company's Integrated Payment Systems ("IPS") unit provides a wide range of payment system alternatives to the retail, health care and government segments of this market. Its name was changed from "Retail Application Systems and Services" to reflect the significant changes made during this past fiscal year to broaden the product lines and distribution channels in this area. Credit card, debit card, check verification and check guarantee services are provided through direct distribution to merchants as well as indirectly through financial institutions. Approximately 55% of the Company's fiscal 1994 revenue was derived from these services.

        The services provided by this unit, for both the direct and indirect distribution channels, include credit and debit card authorization, data capture and product and customer support functions, primarily for VISA and MasterCard bank cards. All major cards are supported, however, including American Express, Discover and private label cards. In addition, for merchants with a direct relationship, the Company performs the financial settlement between the merchant and the card associations . With the direct relationship the Company performs a variety of services, including a thorough credit review of all prospective merchants. Other functions performed include funding of the credit/debit card sale, reconciliation of the financial settlement and resolution of disputes between the Company's merchants and the cardholder. Fees for these services are principally based on the dollar volume of transactions processed directly for merchants and a per transaction rate for financial institutions where the Company indirectly serves the merchant.


        In June 1994 the Company expanded its payment system services to include check guarantee in addition to check verification services.
This was done through the acquisition of the assets and business of Yes Check, Inc. Check verification differs from check guarantee in that in the former the Company verifies that the individual presenting a check at the point-of-sale does not have a history of writing uncollectable checks. In the case of check guarantee, the Company not only verifies the transaction; it also guarantees the retailer that it will be paid. If a check is not paid, the Company reimburses the retailer and assumes the right to collect from the individual writing the check. Fees in the check verification business are based on a per transaction rate, whereas fees in the check guarantee market are based upon a percentage, or discount, of the face value of each check guaranteed by the Company.

        During fiscal 1994 the Company announced its new procurement card service. This service is aimed at corporate purchases of high-volume, small dollar items. The product is credit card-based and is intended to significantly reduce the cost of making such small purchases, while at the same time provide the corporate purchasing department needed controls and management information relating to its purchases.

        The Company provides credit and debit authorizations utilizing dial terminals, electronic cash registers, and proprietary personal computer applications. These systems provide financial institutions and merchants with a comprehensive, nation wide authorization network for credit cards, debit cards and checks. They also provide information data collection and reporting through point-of-sale terminal devices located at the merchant's place of business. Authorization requests are transmitted from the merchant to the Company and then to the appropriate source of the purchaser's credit file. The response is then relayed to the merchant. Approximately 95% of all transactions authorized are processed electronically.

        The Company also provides electronic data capture (EDC) systems which incorporate the capabilities of its electronic point-of-sale authorization system, combined with enhanced software, to enable the Company to electronically capture the entire transaction and transmit the necessary value-added information directly to the Company's central computer system for faster clearing through the banking system. This allows the merchant organization quicker access to its funds and avoids the necessity and cost of physically processing paper charge slips. Specialized value-added applications for specialty retailers, restaurants, hotels and oil companies are marketed by the Company. In addition, EDC is included in certain of the Company's he alth care application systems and services products.

        The Company's tax payment product provides for the electronic payment of corporate taxes. The Company initiates the electronic funds transfer process for payment of the taxes due, while delivering the information summary to the appropriate government agency. The Company's tax filing product provides electronic filing of corporate tax returns.


        The Company markets its integrated payment products and services principally through its bank relationships, independent contractors and its own personnel. The principal competition includes First Data Corporation, First Financial Management Corporation and Card Establishment Services, Inc., depending on the particular market segment. Revenue in the IPS market has been affected by several industry trends. First, the continued shift from voice to electronic transaction processing has negatively impacted revenue due to the significant difference in price per transaction. Second, the sale by banks of their merchant processing businesses and the resulting loss of their merchant customers if the acquirer performs its own processing h as adversely affected revenue. Third, portions of the IPS market also experienced continued price competition in fiscal 1994 and the Company believes this pressure will continue. The pressure has reflected itself in a lower price per transaction trend in the indirect portion of the IPS business. However, the Company's price adjustments have been partially offset by higher volume and longer term contract commitments from customers. At the same time, the Company has reduced its costs of doing business through the use of new technology, new telecommunications arrangements and internal productivity programs.

        Operating nationwide and serving approximately 80,000 merchant locations directly, and over 200 financial institutions supporting an estimated 270,000 merchant locations, the Company is one of the leading merchant processing companies in the nation.

GOVERNMENT AND CORPORATE INFORMATION SYSTEMS AND SERVICES (GCISS)

        GCISS services include cash management, tax payment and filing, information reporting and electronic data interchange (EDI). The services are designed to provide financial, management and operational data to corporate and government institutions worldwide. Approximately 10% of the Company's fiscal 1994 revenue was derived from these services.

        Cash management products and services provide an electronic window for the transmission of financial and other information worldwide. GCISS provides solutions to meet corporate needs including multi-bank, multi-currency account activity; balance and transaction detail information; wire transfer capabilities; automated clearinghouse
(ACH) funds transfer initiations; and cash concentration services. Corporate and government organizations use these services to collect, consolidate and report financial, administrative and operating data from more than 200,000 locations.

        The Company's EDI service translates business-to-business communications into standard or custom formats allowing the customer to electronically exchange payments and remittance information with its trading partners.

        The Company's bank deposit reporting, bank balance reporting, and other financial and information services are offered in competition with systems operated in-house by banks, with systems offered by other third parties and with methods traditionally used by companies to report and compile bank deposits.

INTERNATIONAL SERVICES

        Internationally, the Company provides certain of its products and services. These include the credit and debit card processing, cash management, information reporting and health care application systems and services products discussed above. Services are marketed in Europe, Canada and Japan through the Company's personnel. Approximately 2% of the Company's fiscal 1994 revenue was derived from these services.

COMMUNICATIONS SERVICES

        The Company is exiting this business. Communications services include operator services offered to both long distance and local exchange telecommunications carriers. The Company has reduced its dependence on communications services since the fourth quarter of the fiscal year ended May 31, 1991 when the Company decided to phase down this portion of its business. A small volume of communications services business continues at this time. The Company expects that substantially all of this business will be terminated during fiscal 1995. Approximately 2% of the Company's fiscal 1994 revenue was derived from these services.

        At the end of fiscal 1993 the Company arranged an outsourcing arrangement with a third party to buffer its work load as this business was phased down. The Company also transferred its Tucker, Georgia, voice center to this third party. In conjunction with the transaction, the Company entered into an agreement to obtain certain voice operator services from the purchaser for a three year period to supplement the Company's remaining voice centers located in Dallas, Texas and Toronto, Canada.

GOVERNMENT BUSINESS

        Approximately 4% of the Company's total revenue during fiscal 1994 was derived from contracts with, or as a subcontractor of contractors with, the United States government. All such contracts and subcontracts are generally subject to termination at the convenience of the United States Government whenever it believes that such termination would be in its best interests. Under contracts and subcontracts terminated for the convenience of the United States government, the Company is generally entitled to receive payment for work completed and allowable termination costs.

Operations

        The Company maintains two computer processing sites in Atlanta, Georgia and one in Los Angeles, California supporting its real-time, on-line network. The Company also maintains remote processing facilities in Toronto, Canada; London, England and Dallas, Texas.


        Tandem fault tolerant front-end processors along with UNISYS multi-processor computers are utilized as the primary transaction processors for real-time applications. The computers run in a co-processor mode enabling them to continue to function in the event a single processor fails. Information from all point-of-sale terminal devices is received by the Tandem front-end communication systems. The Tandem systems determine the availability of mainframe computers and then route transactions to the appropriate system.

        The Company's communications network is a redundant system. All nodes are backed up and are serviced by at least two high-speed lines. Each network link has built in software to monitor the network on a continuing basis. The communications network has been designed to operate on a 24-hour, 7-day-a-week basis without scheduled down time .

        Competition

        The Company has a number of actual and potential competitors as to all of the systems and services that it offers. In addition to the competition described above in the discussion of the Company's lines of business, many of the Company's services receive direct competition as a result of the marketing efforts of computer manufacturers to encourage businesses to purchase or lease the manufacturers' computers and establish in-house systems. In addition to this actual competition, the Com pany believes that there are several companies that have the capability to offer some of the Company's services in competition with the Company, certain of which are substantially larger than the Company. The Company believes that its ability to off er integrated solutions to its customers, including hardware, software, processing and network facilities, is a positive factor pertaining to the competitive position of the Company. The Company recognizes, however, that its industry segment is increasingly competitive.

        Product Development

        During the fiscal years ended May 31, 1994, May 31, 1993, and May 31, 1992, the Company spent approximately $4,708,000, $3,825,000 and $2,420,000, respectively, on activities relating to the development of new products, services and techniques, and on the improvement and maintenance of existing products, services and techniques.

        Employees

As of May 31, 1994 the Company and its subsidiaries had approximately 1,000 full-time employees and 525 hourly, variable labor employees.


        Financial Information Relating to Business Segment and Classes of Services

        The Company operates in one reportable business segment, Data Processing Services. See Management's Discussion and Analysis of
Financial Condition and Results of Operations for a further discussion.

        The following table sets forth the approximate contribution to consolidated revenues of each class of service in the Data Processing Services segment during the Company's last three fiscal years.

                                         Year ended May 31,
                                      1994       1993      1992
                                            (000's omitted)


Integrated Payment Systems           $112,427   $113,793   $121,774

Health Care Application
    Systems and Services              $63,005    $56,268    $47,735

Government and Corporate
  Information Systems and Services    $20,565    $21,549    $24,767

Other                                  $8,009    $12,946    $22,210
- - -------------------------------------------------------------------
Total                                $204,006   $204,556   $216,486


Note:   Certain reclassifications have been made to the fiscal 1993 and fiscal 1992 results to conform to the fiscal 1994 presentation.



Item 2.  PROPERTIES

        The following table indicates the location, use, size, basic annual rental, and termination date for the Company's principal leases of real property.



                                        No. of
                                        Sq. Ft.      Net   Termination
Location      Use                    Leased    Annual Rent       Date

Atlanta,  Housing of central computers  81,236    $593,023       2003
Georgia    and customer support systems

Atlanta,  Housing of computers and
Georgia   operations for merchant
          processing                    40,000    $302,671       1996


Rockville, Housing of computers for     14,220    $229,503       1997
Maryland   information services center

London,    Sales Center and software
England    development                   2,594     $135,004      1995

Tucker,    Warehouse and maintenance
Georgia      operations                 54,269     $393,895      1995


El Monte,  Housing of computers and
California  operations for data
             processing                  7,633      $115,842     1994

Toronto,   Regional Center              10,535      $170,100     1994
Canada

Dallas,    Regional Center              22,209      $212,096     1997
Texas

Hanover,   Merchant Processing Center   19,240      $283,790     1996
Maryland


        In addition to the leases referred to above, the Company leases 23 sales offices, two warehouse facilities, and various other facilities for an aggregate annual rental of approximately $668,000. The Company also continues to pay rent on closed facilities with a total annual rental of approximately $1,116,473, which obligations will expire September, 1995.

        In January 1987, the Company took occupancy of a newly constructed six-story, 120,000 square foot corporate headquarters building adjacent to the One National Data Plaza building in Atlanta, Georgia. Permanent financing for the building of $ 12,000,000 is at a fixed rate of 9.375% per year for a 10-year term and 30 year amortization. See Note 9 to the Company's Consolidated Financial Statements.

        The Company owns or leases a variety of computers and other computer equipment for its operational needs. In recent years the Company has significantly upgraded and expanded its computers and related equipment in order to increase efficiency, enhance reliability, and provide the necessary base for business expansion.

        The Company believes that its facilities and equipment are suitable and adequate for the business of the Company as presently conducted.


Item 3.  LEGAL PROCEEDINGS

        The Company and certain of its previous officers were party to three lawsuits, which were consolidated as "National Data Corporation Shareholder Litigation". The Plaintiffs, purporting to act on behalf of a class, alleged violations of rule 10(b) (5) under the Securities Exchange Act of 1934 under a "fraud on the market" theory for alleged misrepresentations and omissions relating to expected earnings which resulted in, the plaintiffs contended, the Company's common stock being overvalu ed in the market. The Company and the plaintiffs signed an agreement in September, 1993 to settle this matter for $6,950,000. The Company's insurer bore two-thirds of the settlement and related future costs. The cost to the Company, net of income taxes and insurance proceeds, was approximately $1,450,000. Both the Company and its insurer paid their full share of the settlement amount on December 1, 1993, and the settlement received final approval from the court in December, 1993.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

EXECUTIVE OFFICERS OF THE REGISTRANT

        The names, titles, ages, and business experience of all present executive officers of the Company are listed below. All officers hold office at the pleasure of the Board of Directors, unless they earlier retire or resign.

        (a) Robert A. Yellowlees, Chairman, President and Chief Executive Officer. Mr. Yellowlees, age 55, has served as
President and Chief Executive Officer since May 1992, as Chairman of the Board since June 1992, and as a director since May 1985. He has also served since June 1990 as Chairman of the Board of Spectrum Research Group, consultants on the management of technology, and as a member of the Board of John H. Harland Co. since 1994.

        (b) Jerry W. Braxton, Executive Vice President and Chief Financial Officer. Mr. Braxton, age 47, joined the Company in January 1992 as Executive Vice President and Chief Financial Officer. Prior to joining the Company, he was employed by Contel Corporation for 16 years and served in the capacity of Vice President - Treasurer and Vice President - Controller of that organization.

        (c) Richard S. Cohan, Senior Vice President, Health Care Business Development. Mr. Cohan, age 41, joined the Company in 1980 as Management Support Analyst in the National Data Federal Systems, Inc. subsidiary. He was named to the position of Group Vice President and General Manager of Health Care Institutional Services in December of 1987, Senior Vice President of the Health Care Application Systems and Services unit in September 1992 and to his present position in December 1993.
        (d) Donald B. Graham, Executive Vice President, Planning, Management and Support. Mr. Graham, age 54, joined the Company in January 1994 as Executive Vice President, Planning, Management and Support. Prior to joining the Company, he was p resident and chief executive officer of Information Systems of America, a software sales and service company, from February 1988 until July 1993. Prior to that he served as a management consultant from 1986 to 1988, and as Vice President of HBO & Co ., a hospital information systems company, from 1982 to 1986.

        (e) James R. Henderson, Executive Vice President, Health Care Application Systems and Services. Mr. Henderson, age 49, joined the Company in September 1992 as Executive Vice President of Product Line Management. He was named to his present position in December 1993. Prior to joining the Company, he was Executive Vice President of Worldwide Sales, Marketing and Operations for Quality Micro Systems, Inc. from 1988 until 1991 and before that position was Executive Vice President of Worldwide Marketing and Technology with Dun & Bradstreet Software.

        (f) Donald L. Howard, Vice President - Human Resources. Mr. Howard, age 56, joined the Company as Vice President - Human Resources in February 1980. Prior to joining the Company, he was employed by Great American Management and Investment, Inc. and was most recently serving that organization as Corporate Personnel Director and Assistant Vice President.

        (g)  E. Michael Ingram, Senior Vice President, Corporate
Counsel, and Secretary. Mr. Ingram, age 42, joined the Company in 1980 as staff counsel. Prior to joining the Company, he was engaged in the private practice of law since 1976. Mr. Ingram was named to the position of Vice President, Corporate Counsel, and Secretary in January 1985 and to his present position in February 1988.

        (h)  J. David Lyons, Executive Vice President, Marketing & Sales
- - - Mr. Lyons, age 55, has served the Company in his present capacity since July 1993. Prior to joining the Company, he was Senior Vice President of Sales and Marketing for Syncordia, a unit of British Telecom, from September 1990 to March 1993, and from November 1981 to September 1990 was Vice President and General Manager of international sales and service for Data General Corporation.

        (i) Kevin C. Shea, Executive Vice President - Integrated Payment Systems - Mr. Shea, age 44, joined the Company in March 1987 as Credit Card Services Division Vice President, was named Group Vice President of National Data Payment Systems, Inc. (NDPS) in June 1988, was named Executive Vice President of NDPS in December 1990 and was named to his present position in September 1992. Prior to joining the Company, he served from June 1985 as principal and Chief Operating Officer of First Interstate Bank Results, Inc., consultant to First Interstate Bancorp for retail banking systems matters.

        (j) M. P. Stevenson, Jr. - Vice President and Controller. Mr. Stevenson, age 39, joined the Company as Director of Internal Audit in 1986. He has since served as Vice President of Finance in the National Data Payment Systems, Inc. subsidiary and was named to his present post in October 1992.


PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

        The Company hereby incorporates by reference the information under the heading "Market Price and Dividend Information" from its Annual Report to Stockholders for the fiscal year ended May 31, 1994.

Item 6.  SELECTED FINANCIAL DATA

        The Company hereby incorporates by reference the information under the heading "Selected Financial Data" from its Annual Report to Stockholders for the fiscal year ended May 31, 1994.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company hereby incorporates by reference the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" from its Annual Report to Stockholders for the fiscal year ended May 31, 19 94.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements of the Company are included in the Company's Annual Report to Stockholders for the fiscal year ended May 31, 1994 and are incorporated herein by reference:

                (1)     Report of Independent Accountants.

                (2) Consolidated Statements of Income for the three years ended May 31, 1994.

                (3)     Consolidated Balance Sheets at May 31, 1994 and
                        1993.

                (4)     Consolidated Statements of Changes in
                        Stockholders' Equity for the three years ended May 31, 1994.

                (5) Consolidated Statements of Cash Flows for the three years ended May 31, 1994.
                (6)     Notes to Consolidated Financial Statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Company hereby incorporates by reference the information contained under the heading "Election of Directors - Certain Information Concerning Nominees and Directors" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1994 Annual Meeting of Stockholders to be held on November 17, 1994. Certain information relating to executive officers of the Company appears at pages 11 to 12 of this Annual Report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

        The Company hereby incorporates by reference the information contained under the heading "Election of Directors - Compensation and Other Benefits" from its definitive proxy statement to be delivered to the stockholders of the Company in connection with the 1994 Annual Meeting of Stockholders to be held on November 17, 1994. In no event shall the information contained in the proxy statement under the sections entitled "Shareholder Return Analysis," "Comparison of Cumulative Total Returns ," and "Report of the Compensation and Stock Option Committees".

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The Company hereby incorporates by reference the information contained under the headings "Election of Directors - Common Stock Ownership of Management" and " - Common Stock Ownership by Certain Other Persons" from its definitive Proxy Statem ent to be delivered to the stockholders of the Company in connection with the 1994 annual meeting of stockholders to be held on November 17, 1994.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.



PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

 (a)(1) The following consolidated financial statements for the Registrant and its subsidiaries, and the report thereon of the Registrant's independent accountants, are included in the Registrant's Annual Report to Stockholders for the year ended May 31, 1994 and are incorporated by reference in Item 8 of this Report.

Report of Independent Accountants

Consolidated Statements of Income for the three years ended May 31, 1994.

Consolidated Balance Sheets at May 31, 1994 and 1993.

Consolidated Statements of Changes in Stockholders' Equity for the three years ended May 31, 1994.

Consolidated Statement of Cash Flows for the three years ended May 31, 1994.

Notes to Consolidated Financial Statements.

(a)(2) Other than as described below, Financial Statement Schedules are not filed with this Report because the Schedules are either inapplicable or the required information is presented in the Financial Statements or Notes thereto. The following Schedules are filed in Appendix A as a part hereof:

Consolidated Schedule I - Marketable Securities.

Consolidated Schedule II - Accounts Receivable from Related Parties and Underwriters, Promoters and Employees other than Related Parties.

Consolidated Schedule V - Property, Plant and Equipment.

Consolidated Schedule VI - Accumulated Depreciation and Amortization of Property, Plant and Equipment.

Consolidated Schedule VIII - Valuation and Qualifying Accounts.

Consolidated Schedule IX - Short-term Borrowings

Consolidated Schedule X - Supplementary Income Statement Information.

 (a)(3)Exhibits

(3)(i) Certificate of Incorporation of the Registrant, as amended (filed as Exhibit 3(i) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1991, File No. 03966, and incorporated herein by reference).

(ii) Bylaws of the Registrant, as amended (filed as Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1991, File No. 03966, and incorporated herein by reference).

(4)     Shareholder Rights Agreement adopted by the Registrant on
        January 18, 1991 (filed as Exhibit 4(1) to the Registrant's Current Report on Form 8-K dated January 18, 1991, File No. 03966, and incorporated herein by reference.)

(10)(i) Purchase Agreement dated as of July 6, 1988 between Registrant and Chemical Bank, as amended by the Amendment dated as of August 1, 1988 (filed as Exhibit 1 to the Registrant's Current Report on Form 8-K dated August 15, 1988, File No. 03966, and incorporated herein by reference.)

(ii) Acquisition Credit Agreement dated as of April 15, 1993 between the Registrant and Wachovia Bank of Georgia, N.A. ("Wachovia"), as Agent (filed as Exhibit 3(ii) to the Registrant's Annual Report on From 10-K for the year ended May 31, 1993, File No. 03966, and incorporated herein by reference).

(iii) Working Capital Credit Agreement dated April 15, 1993 between the Registrant and Wachovia Bank of Georgia, N.A. ("Wachovia"), as Agent (filed as Exhibit 3(iii) to the Registrant's Annual Report on From 10-K for the year ended May 31, 1993, Fi le No. 03966, and incorporated herein by reference).

(iv)    Letter Agreement dated as of October 30, 1992 between the
Registrant and Sanwa Business Credit Corporation (filed as Exhibit 3(iv) to the Registrant's Annual Report on From 10-K for the year ended May 31, 1993, File No. 03966, and incorporated herein by reference).

(v) Acquisition Credit Agreement dated as of July 29, 1994 between the Registrant and Wachovia Bank of Georgia, N.A. ("Wachovia"), as Agent.

(vi) Working Capital Credit Agreement dated July 29, 1994 between the Registrant and Wachovia Bank of Georgia, N.A. ("Wachovia"), as Agent.


Executive Compensation Plans and Arrangements

(vii) Form of Executive Severance Compensation Agreement with certain executive officers (filed as Exhibit 10(ii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1986, File No. 03966, and incorporated herein by reference.)

(viii) Non-Employee Directors Stock Option Plan (filed as Exhibit 10(iv) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1987, File No. 03966, and incorporated herein by reference.)

(ix) Employment Agreement dated as of May 18, 1992 between Robert A. Yellowlees and the Registrant (filed as Exhibit 10(vi) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1992, File No. 03966, and incorporated herein by reference.)

(x) Renewal Employment Agreement to be effective as of May 18, 1995 between Robert A. Yellowlees and the Registrant.

(xi) Retirement Plan for Non-Employee Directors (filed as Exhibit 10(vii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1992, File No. 03966, and incorporated herein by reference.)

(xii) Amended and Restated Retirement Plan for Non-Employee Directors, dated as of April 20, 1994.

(13)    Annual Report to Shareholders for fiscal year ended May 31,
        1994.

(21)    Subsidiaries of the Registrant.

(23) Consent of Independent Public Accountants (included in Appendix A, page A-11).

(b) The Registrant filed no reports on Form 10-K during the last quarter of the period covered by this report.

(c) The Exhibits to this Report are listed under Item 14(a)(3) above.

(d) The Financial Statement Schedules to this Report are listed under Item 14(a)(2) above.


SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, National Data Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NATIONAL DATA CORPORATION


                                  By:  /s/ Robert A.  Yellowlees
                                  -------------------------------
                                  Robert A.  Yellowlees, Chairman of the
                                  Board, President and Chief Executive
                                  Officer
                                  (Principal Executive Officer)

                                  By:  /s/ Jerry W. Braxton
                                  -------------------------------
                                  Jerry W. Braxton, Executive Vice
                                  President and Chief Financial Officer
                                  (Principal Financial Officer)

                                  By:  /s/ Marion P.  Stevenson
                                  ------------------------------
                                  Marion P.  Stevenson
                                  Vice President and Controller
                                  (Principal Accounting Officer)

   Date:   August 25, 1994


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated:

Signature                     Title                   Date


/s/ Robert A. Yellowlees    Chairman of the Board,   August 25, 1994
Robert A. Yellowlees        and Chief Executive Officer


/s/ Edward L. Barlow        Director                 August 25, 1994
Edward L. Barlow


/s/ James B. Edwards        Director                 August 25, 1994
James B. Edwards


/s/ Ira C. Herbert          Director                 August 25, 1994
Ira C. Herbert


/s/ Don W. Sands            Director                 August 25, 1994
Don W. Sands


/s/ Neil Williams           Director                 August 25, 1994
Neil Williams





                   COMMISSION FILE NUMBER 03966

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


EXHIBITS FILED WITH ANNUAL REPORT
ON FORM 10-K
FOR THE FISCAL YEAR ENDED MAY 31, 1994



NATIONAL DATA CORPORATION
National Data Plaza
Atlanta, Georgia 30329-2010






NATIONAL DATA CORPORATION
FORM 10-K
INDEX TO EXHIBITS



Exhibit Sequentially
Numbers                                 Description
Numbered Page

(10)(v) Acquisition Credit Agreement dated as of July 29, 1994 between the Registrant and Wachovia Bank of Georgia, N.A. ("Wachovia"), as Agent.

(10)(vi) Working Capital Credit Agreement dated as of July 29, 1994 between the Registrant and Wachovia Bank of Georgia, N.A. ("Wachovia"), as Agent.

(10)(x) Renewal Employment Agreement to be effective as of May 18, 1995 between Robert A. Yellowlees and the Registrant.

(10)(xii) Amended and Restated Retirement Plan for Non-Employee Directors, dated as of April 20, 1994.

(13) Annual Report to Shareholders for fiscal year ended May 31, 1994.

(21)                    Subsidiaries of the Registrant.

(23)                    Consent of Independent Public Accountants
                        (included in Appendix A).

                             PART IV

Selected Financial Data
(In thousands except per share data)

                                    Year ended  May 31,
                             1994     1993       1992     1991    1990
Revenue from operations:

Integrated Payment
  Systems                 $112,427  $113,793  $121,774  $132,918 $128,044

Health Care Application
  Systems and Services      63,005    56,268    47,735    37,488   36,767

Government, Corporate
  System and Services       20,565    21,549    24,767    29,386   26,645

Other                        8,009    12,946    22,210    27,299   82,313
- - ------------------------------------------------------------------------
    Total                 $204,006  $204,556  $216,486  $227,091 $273,769

Operating income(loss)      18,387    15,021    14,675   (21,059)  11,453

Net Income:
Income (loss) from:
  Continuing operations    $11,160    $8,489    $7,419  $(14,136)  $1,963
  Discontinued operations        -         -         -         -    1,119
  Extraordinary item        (1,450)        -         -         -        -
                           --------   -------  --------  -------- -------
Net income                 $ 9,710    $8,489    $7,419  $(14,136)  $3,082


Earnings (loss) per share:
  Continuing operations      $ .86     $ .68     $ .62   $ (1.20)   $ .17
  Discontinued operations        -         -         -         -      .09
  Extraordinary item          (.11)        -         -         -        -
                           -------     -----     -----   --------   -----
Earnings per share           $ .75     $ .68     $ .62   $ (1.20)   $ .26

Dividends per share          $ .44     $ .44     $ .44   $   .44    $ .44

Total assets              $183,326  $175,348  $194,882  $212,146 $277,200

Long-term obligations      $23,063   $26,329   $30,081   $27,377  $32,950

Total stockholders'equity $109,331  $101,261   $96,450   $93,023 $110,891
________________________________________________________________________

Note: Certain reclassifications have been made to prior years' financial statements to conform to fiscal 1994 presentation.

MARKET PRICE AND DIVIDEND INFORMATION
_____________________________________________________________

During the second quarter of fiscal year 1994, National Data Corporation was listed on the New York Stock Exchange.
Prior to that time, the Company's common stock was traded on the over-the-counter market. National Data Corporation's common stock is traded on the New York Stock Exchange under the ticker symbol "NDC." The high and low prices and dividend paid per share of the Company's common stock for each quarter during the last two fiscal years were as follows:

                                                   Dividend
                                                     Per
                       High/Ask      Low/Bid        Share

Fiscal Year 1993

First Quarter             11          9 1/4          .11
Second Quarter            12 1/2      8              .11
Third Quarter             17 1/2      12             .11
Fourth Quarter            18          14 1/4         .11


Fiscal Year 1994

First Quarter             19 1/2      14 1/4         .11
Second Quarter            19 1/4      15             .11
Third Quarter             21 1/4      14 5/8         .11
Fourth Quarter            23          16 1/2         .11



The number of shareholders of record as of August 10, 1994 was 2,189.

Management's Discussion and Analysis of Financial Condition and Results of Operations

For an understanding of the significant factors that influenced the Company's results during the past three fiscal years, the following discussion should be read in conjunction with the Consolidated Financial Statements appearing elsewhere in this annual report. Certain reclassifications have been made to the fiscal 1993 and 1992 results to conform to the fiscal 1994 presentation.


Fiscal year ended May 31, 1994 compared to fiscal year ended May 31, 1993
________________________________________________________________________
The following table reflects the relative percentage ratios and the percent change from the prior year:

                                                             Percent
                            Fiscal year ended May 31,        Increase
                               1994             1993         (Decrease)
(Dollars in Millions)       $         %       $        %     of Dollars
________________________________________________________________________

Revenue:
 Integrated Payment      $112.4     55%     $113.8    56%       (1%)
 Health Care               63.0     31%       56.3    28%       12%
 Government/Corporate      20.6     10%       21.5    10%       (5%)
 Other                      8.0      4%       12.9     6%      (38%)
________________________________________________________________________

  Total Revenue           204.0    100%      204.5   100%        0%

Cost of Service:
 Operations                92.8     45%       95.5    47%       (3%)
 Depreciation/Amortization 14.5      7%       15.9     8%       (9%)
 Hardware Sales             9.9      5%       11.1     5%      (11%)
________________________________________________________________________

  Total Cost of Service   117.2     57%      122.5    60%       (4%)
________________________________________________________________________

Gross Margin               86.8     43%       82.0    40%        6%

Sales, General and
 Administrative Expense    68.4     34%       67.0    33%        2%

     Operating Margin      18.4      9%       15.0     7%       22%

Investment and Other Income 0.5      0%        1.8     1%      (74%)
Interest Expense, (net)    (1.5)     0%       (2.2)   (1%)     (33%)
_______________________________________________________________________

Income Before Income Taxes
 and Extraordinary Item    17.4      9%       14.6     7%       19%

Provision for Income Taxes  6.2      3%        6.1     3%        1%
________________________________________________________________________

Net Income Before
 Extraordinary Item        11.2      6%       8.5      4%       31%

Extraordinary Item:
(Settlement of shareholder
 lawsuit, net of income
 taxes of $1.0)            (1.5)    (1%)        -       -        -
________________________________________________________________________

Net Income                $ 9.7      5%     $ 8.5       4%      14%
========================================================================

Overview
________________________________________________________________________

Revenue

Total revenue for fiscal 1994 was $204,006,000, a decrease of $550,000 (less than 1%) from revenue of $204,556,000 for the previous year. The reduction was due principally to two factors. The decision to exit the Communication Services business caused a decline in revenue of $3,733,000 from the prior fiscal year. Also, the Integrated Payment Systems business continues to be impacted by the shift from voice to electronic authorization, as well as declining price trends on new transactions in the indirect business, resulting in a decline in revenue of $1,366,000. These decreases were offset by an increase of $6,737,000 in the Health Care Application Systems and Services business principally due to increased electronic claims transaction volume. A more detailed discussion of the business unit results follows.

Integrated Payment Systems (IPS) revenue for fiscal 1994 was $112,427,000, a decrease of $1,366,000 (1%) from revenue of $113,793,000 for the prior year, with the decline occurring principally in the indirect (distribution through banks) side of the business. The indirect business represents approximately 45% of total IPS revenues.

Direct revenue increased $2,387,000 (4%). Transaction volumes processed increased by 4% and terminal sales and fees increased as well, primarily as a result of a sales expansion program.

Indirect revenue decreased $3,753,000 (7%). Voice authorization revenue decreased $561,000 (6%) and electronic authorization and data capture revenue decreased $3,192,000 (7%). The decrease in voice authorization revenue is attributable to a continued shift of business to electronic authorizations due to lower prices to the merchants and a higher quality of service. Voice authorization processing volume declined approximately 10% in the period and now represents 8% of total IPS revenue. The decrease in electronic authorization and data capture revenue was primarily the result of price reductions of approximately 7%. The number of electronic authorization and data capture transactions processed increased modestly in the current year.


Health Care Application Systems and Services (HCASS) revenue for fiscal 1994 was $63,005,000, an increase of $6,737,000 (12%) from revenue of $56,268,000 for the prior year.

Electronic Claims Processing revenue increased $9,663,000 (50%). This increase was the result of a 51% increase in claims processed for the current customer base and new customers added this year. The Company expects the growth trends in electronic claims processing to continue. Pharmacy/Dental Practice Management Systems revenue decreased $1,970,000 (7%) in fiscal 1994. This was primarily the result of decreased sales of the microcomputer-based pharmacy and dental practice management systems (DataStat) which was affected by the introduction of a new Dental prodect. This was offset by an increase in recurring maintenance revenue associated with the growing installed systems base. Revenue from sales to government and institutional customers decreased $956,000 (10%), primarily as a result of decreased turnkey systems sales to institutional customers and overall reductions in defense department spending.


Government and Corporate Information Systems and Services revenue for fiscal 1994 was $20,565,000, a decrease of $984,000 (5%) from revenue of $21,549,000 for the prior year. Reduced demand for cash management services is caused largely by a trend toward movement of these services to in-house, microcomputer-based systems. The reductions were partially offset by the emerging electronic tax filing/payment systems and applications for electronic data interchange (EDI).

Other revenue for fiscal 1994 was $8,009,000, a decrease of $4,937,000 (38%) from revenue of $12,946,000 for the prior year. This decrease was primarily the result of the Company's decision to exit the communication services market in 1991. The Company anticipates that this revenue will cease in the first quarter of fiscal 1995 as contracts with various customers expire. Weak economies in Europe and Japan and the same cash management demand trends noted previously are the primary causes of the revenue decline in the International business.

Costs and Expenses
________________________________________________________________________

Total cost of service was $117,208,000 for fiscal 1994. This was a decrease of $5,329,000 (4%) from last year. This decrease was largely the result of a reduction in cost of operations of $2,662,000 (3%), consisting principally of payroll and telecommunications cost reductions. Hardware costs decreased $1,251,000 (11%), directly related to volume associated with reduced sales of healthcare practice management systems. Depreciation and amortization expense decreased $1,411,000 (9%) from last year.

Gross Margin increased to 43% from 40% in the prior year.

Sales, general and administrative expense was $68,411,000 for fiscal 1994. This is an increase of $1,413,000 (2%) from the prior year. This increase was primarily due to sales expansion programs in the Integrated
Payment Systems and the Healthcare Application Systems and Services areas.


Investment and Other Income
________________________________________________________________________

Investment and other income for fiscal 1994 was $480,000, a decrease of $1,371,000 (74%) below the prior year of $1,851,000. This decrease was principally a result of a decrease in interest income. The lower interest income resulted from the Company's sale of its pharmacy and dental systems lease portfolio in fiscal 1993 (see note 7 to the Consolidated Financial Statements).


Interest Expense, net
________________________________________________________________________

Net interest expense for 1994 was $1,508,000, a decrease of $728,000 (33%) from the prior year's interest expense of $2,236,000. This decrease was largely attributable to lower borrowings on the Company's line of credit, a decrease in interest rates and a decrease in the imputed interest rate associated with earn-out liabilities relating to the Company's purchase of several merchant processing businesses.


Income Taxes
________________________________________________________________________

The provision for income taxes, as a percentage of taxable income, was 35% and 42% for the years ended May 31, 1994 and 1993, respectively. The decreased rate in the current year is primarily due to research and development tax credits. The Company expects this reduced rate to continue.


Net Income Before Extraordinary Item
_________________________________________________________________________

Net income before extraordinary item for fiscal 1994 was $11,160,000, an increase of $2,671,000 (31%) from fiscal 1993 net income of $8,489,000.


Extraordinary Item
________________________________________________________________________

The Company reported an extraordinary charge of $1,450,000 (net of income taxes) in fiscal 1994, representing the settlement cost of a lawsuit brought against the Company. See note 10 to the Consolidated Financial Statements for further discussion.

Net Income
________________________________________________________________________

Net income for fiscal 1994 was $9,710,000, an increase of $1,221,000 (14%), as compared to fiscal 1993 net income of $8,489,000. Earnings per share for fiscal 1994 were $0.75, an increase of $0.07 (10%) from last year. The weighted average number of common and common equivalent shares outstanding for fiscal 1994 was 12,987,000, an increase of 453,000 (4%) as compared to fiscal 1993.

Fiscal year ended May 31, 1993 compared to fiscal year ended May 31, 1992
___________________________________________________________________________

The following table reflects the relative percentage ratios and the percent change from the prior year:

                                                             Percent
                            Fiscal year ended May 31,        Increase
                               1993             1992         (Decrease)
(Dollars in Millions)       $         %       $        %     of Dollars
________________________________________________________________________

Revenue:
 Integrated Payment      $113.8     56%     $121.8    56%       (7%)
 Health Care               56.3     28%       47.7    22%       18%
 Government/Corporate      21.5     10%       24.8    11%      (13%)
 Other                     12.9      6%       22.2    11%      (42%)
________________________________________________________________________

  Total Revenue           204.5    100%      216.5   100%       (6%)

Cost of Service:
 Operations                95.5     47%      106.6    49%      (10%)
 Depreciation/Amortization 15.9      8%       15.6     7%        2%
 Hardware Sales            11.1      5%        8.4     4%      (32%)
________________________________________________________________________

  Total Cost of Service   122.5     60%      130.6    60%       (6%)
________________________________________________________________________

Gross Margin               82.0     40%       85.9    40%       (5%)

Sales, General and
 Administrative Expense    67.0     33%       71.2    33%       (6%)

     Operating Margin      15.0      7%       14.7     7%        2%

Investment and Other Income 1.8      1%        2.3     1%      (20%)
Interest Expense, (net)    (2.2)    (1%)      (4.2)   (2%)     (47%)
_______________________________________________________________________

Income Before Income Taxes 14.6      7%       12.8     6%       14%

Provision for Income Taxes  6.1      3%        5.4     3%       13%
________________________________________________________________________

Net Income                $ 8.5      4%      $ 7.4     3%       14%
========================================================================

Overview
________________________________________________________________________

Revenue

Total revenue for fiscal 1993 was $204,556,000, a decrease of $11,930,000 (6%) from revenue of $216,486,000 for the previous year. The reduction was due principally to two factors. The decision to exit the Communication Services business caused a decline in revenue of $7,593,000 from the prior fiscal year. Also, the Integrated Payment Systems business was impacted by the shift from voice to electronic authorization, as well as price trends on new transactions in the indirect business, resulting in a decline in revenue of $7,981,000. These decreases were offset by an increase of $8,533,000 in the Health Care Application Systems and Services business principally due to increased electronic claims transaction volume. A more detailed discussion of the business unit results follows.

Integrated Payment Systems (IPS) revenue for fiscal 1993 was $113,793,000, a decrease of $7,981,000 (7%) from revenue of $121,774,000 for the prior year, with the decline occurring principally in the indirect (distribution through banks) side of the business. The indirect business represented approximately 50% of total IPS revenues.

Direct revenue decreased $2,007,000 (3%); however, transaction volumes processed increased by 12% and terminal sales and fees increased as well. Increased transaction volume had a favorable revenue impact of $5,104,000, primarily as a result of improved sales productivity. Terminal sales and other fees increased $440,000. These increases were offset by a reduction in the prices charged to merchants of $7,550,000, or approximately 15%, along with a shift from paper to electronic-based processing.

Indirect revenue decreased $5,974,000 (10%). Voice authorization revenue decreased $2,608,000 (21%) and electronic authorization and data capture revenue decreased $3,367,000 (7%). The decrease in voice authorization revenue is attributable to a continued shift of business to electronic authorizations due to lower prices to the merchants and a higher quality of service. Voice authorization processing volume declined approximately 20% in the period and represents 9% of the total IPS revenue. The decrease in electronic authorization and data capture revenue was primarily the result of price reductions of 10%. The number of electronic authorization and data capture transactions processed were essentially the same in both periods.



Health Care Application Systems and Services (HCASS) revenue for fiscal 1993 was $56,268,000, an increase of $8,533,000 (18%) from revenue of $47,735,000 for the prior year.

Electronic Claims Processing revenue increased $5,173,000 (36%). This increase was the result of a 48% increase in claims processed for the current customer base and new customers. Pharmacy/Dental Practice Management Systems revenue increased $3,442,000 (14%) in fiscal 1993. This was primarily the result of increased sales of the microcomputer-based pharmacy and dental practice management systems (DataStat) and an increase in recurring maintenance revenue associated with the growing installed customer base. Revenue from sales to government and institutional customers decreased $82,000 (1%), primarily as a result of decreased turnkey systems sales to institutional customers and overall reductions in defense department spending.


Government and Corporate Information Systems and Services revenue for fiscal 1993 was $21,549,000, a decrease of $3,218,000 (13%) from revenue of $24,767,000 for the prior year. Reduced demand for cash management services in a period of low interest rates and a trend toward movement of these services to in-house, microcomputer-based systems are largely responsible for these reductions.

Other revenue for fiscal 1993 was $12,946,000, a decrease of $9,264,000 (42%) from revenue of $22,210,000 for the prior year. This decrease was primarily the result of the Company's decision to exit the communication services market in 1991. Weak economies in Europe and Japan and the same cash management demand trends noted previously are the primary causes of the revenue decline in the International business.


Cost and Expenses
________________________________________________________________________

Total cost of service was $122,537,000 for fiscal 1993. This was a decrease of $8,032,000 (6%) from last year. This decrease was largely the result of a reduction in cost of operations of $11,100,000 (10%), consisting principally of payroll and telecommunications cost reductions. Hardware costs increased $2,700,000 (32%), directly related to volume associated with sales of healthcare practice management systems and point-of-sale terminal devices in the retail market. Depreciation and amortization expense was essentially flat at approximately $16,000,000 in both periods.

Gross Margin realized for each year was 40%.

Sales, general and administrative expense was $66,998,000 for fiscal 1993. This is a decrease of $4,244,000 (6%) from the prior year. The decrease was the result of cost containment programs focused on elimination of redundancy and non-essential activities. The programs were initiated in the second quarter of fiscal 1993. As a percentage of revenue, sales, general and administrative expenses for fiscal 1993 and 1992 were 33% in both periods.


Investment and Other Income
________________________________________________________________________

Investment and other income for fiscal 1993 was $1,851,000, a decrease of $461,000 (20%) below the prior year of $2,312,000. This decrease was principally a decrease in interest income. The lower interest income resulted from the Company's sale of its pharmacy and dental systems lease portfolio in fiscal 1993.


Interest Expense, net
________________________________________________________________________

Net interest expense for 1993 was $2,236,000, a decrease of $1,960,000
(47%) from the prior year's interest expense of $4,196,000. This decrease was largely attributable to lower borrowings on the Company's line of credit, a decrease in interest rates and a decrease in the imputed interest rate associated with earn-out liabilities relating to the Company's purchase of several merchant processing businesses.


Income Taxes
________________________________________________________________________

The provision for income taxes, as a percentage of taxable income, was 42% for both periods.

Net Income
________________________________________________________________________

Net income for fiscal 1993 was $8,489,000, an increase of $1,070,000 (14%), as compared to fiscal 1992 net income of $7,419,000. Earnings per share for fiscal 1993 were $0.68, an increase of $0.06 (10%) from last year. The weighted average number of common and common equivalent shares outstanding for fiscal 1993 was 12,534,000, an increase of 505,000 (4%) as compared to fiscal 1992.






Analysis of Financial Position
_______________________________________________________________________


Liquidity and Capital Resources

Net cash provided by operating activities was $38,632,000 in fiscal 1994, an increase of $5,681,000 (17%), compared to the prior year of $32,951,000. The improvement is principally related to a reduction in accounts receivable balances as a result of increased emphasis placed on asset management.

Cash used in investing activities was $10,291,000 compared to cash provided by investing activities of $15,463,000 in the prior year. In fiscal 1994, the Company made investments in capital assets of approximately $15,357,000 as compared to $8,237,000 in fiscal 1993. Last year the Company generated approximately $19,257,000 in cash by selling a majority of its' lease portfolio.

Net cash used in financing activities was $7,433,000, a decrease of $26,203,000 from the prior year. Proceeds from the sale of common stock to employees increased $1,754,000 in the current year. In addition, payments of $24,500,000 were made by the Company to pay-off its line of credit and note payable in fiscal 1993. No borrowings were made against the line of credit in fiscal 1994. Dividends of approximately $5,500,000 and $5,300,000 were paid in fiscal 1994 and 1993, respectively.

Subsequent to year-end, the Company entered into a $15,000,000 committed, working capital line of credit with two banks expiring in August 1995. The Company believes funds generated from operations along with its committed line of credit and the $38,012,000 cash on hand will be adequate to meet normal business operating needs. In addition to the working capital line of credit, the Company obtained a committed $40,000,000 acquisition line of credit which expires in August of 1996.



Stockholders' Equity

Stockholders' equity increased $8,070,000 (8%), from May 31, 1993 to $109,331,000 at May 31, 1994.

CONSOLIDATED  STATEMENTS  OF  INCOME
NATIONAL DATA CORPORATION




(in thousands except per share data)                      Year Ended May 31,
                                                   1994        1993       1992

Revenue                                          $204,006    $204,556  $216,486

Operating Expenses:
     Cost of service                              117,208     122,537   130,569
     Sales, general and administrative             68,411      66,998    71,242
                                                  --------    --------    ------
                                                  185,619     189,535   201,811

Operating income                                   18,387      15,021    14,675

Other income (expense):
     Investment and other income                      480       1,851     2,312
     Interest expense, net                         (1,508)     (2,236)   (4,196)
                                                  --------    --------    ------
                                                   (1,028)       (385)   (1,884)

Income before income taxes and extraordinary item  17,359      14,636    12,791
Provision for income taxes (Note 3)                 6,199       6,147     5,372
                                                  --------    --------   ------
     Net income before extraordinary item          11,160       8,489     7,419

Extraordinary item:
Settlement of shareholder lawsuit
  (net of income tax of $1,050) (Note 10)          (1,450)          -        -
                                                  --------    --------    ------
     Net income                                    $9,710      $8,489    $7,419
                                                  ========    ========  ========

Earnings per common and common equivalent
shares, primary and fully diluted (Note 1)
     Income before extraordinary item                0.86        0.68      0.62
     Extraordinary item                             (0.11)          -         -
                                                  --------    --------    ------
                                                    $0.75       $0.68     $0.62
                                                  ========    ========  ========



See Notes to Consolidated Financial Statements

CONSOLIDATED  BALANCE  SHEETS
NATIONAL DATA CORPORATION

(in thousands except share data)
                                                        May 31,       May 31,
                                                         1994          1993
ASSETS                                                   ----          ----
Current assets:
  Cash and cash equivalents                            $38,012       $17,150
  Short-term investments                                    25           625
  Accounts receivable:
    Trade (less allowances of $1,168 and $1,044)        31,763        36,168
    Other (less allowances of $968 and $681)(Note 1)    19,701        17,418
  Investment in sales-type leases, current portion
    (less allowances of $575 and $968) (Note 7)          2,357         6,292
  Inventory                                              3,518         2,663
  Prepaid expenses and other current assets              4,429         5,184
                                                       --------      --------
      Total current assets                              99,805        85,500

Investment in sales-type leases (less allowances
    of $367 and $510)  (Note 7)                          1,500         3,377

Property and equipment, at cost:
  Land                                                     402           402
  Building                                               6,503         6,503
  Equipment                                             71,213        76,067
  Software  (Note 8)                                    27,519        23,849
  Leasehold improvements                                13,949        13,867
  Furniture and fixtures                                 8,744         8,856
  Work in progress                                       2,736           924
                                                       --------      --------
                                                       131,066       130,468
  Less-Accumulated depreciation and amortization      (102,754)     (100,994)
                                                       --------      --------
                                                        28,312        29,474

  Property acquired under capital leases, net of
    accumulated amortization  (Note 6)                   7,317         3,918
                                                       --------      --------
                                                        36,429        33,392

Deposits                                                 2,029         2,019

Other assets:
  Acquired intangibles and goodwill, net of accumulated
    amortization of $30,438 and $24,901 (Note 1 and 2)  41,250        46,299
  Other                                                  3,113         4,761
                                                       --------      --------
                                                        44,363        51,060

Total Assets                                          $183,326      $175,348
                                                      ========      ========
See Notes to Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $6,783        $8,466
  Earn-out payable on acquired businesses,
    current portion   (Note 2)                           2,598         3,032
  Accrued compensation and benefits                      4,462         4,792
  Merchant processing payables                          15,154        11,176
  Income taxes payable (Note 3)                          6,358         2,660
  Deferred income taxes, current portion                   776           703
  Obligations under capital leases,
    current portion   (Note 6)                           1,985         1,033
  Mortgage payable, current portion (Note 9)               149           135
  Other accrued liabilities                             12,667        15,761
                                                       --------      --------
      Total current liabilities                         50,932        47,758

Mortgage payable   (Note 9)                             11,100        11,261

Earn-out payable on acquired businesses  (Note 2)        1,238         3,011

Deferred income taxes (Note 3)                           1,685         6,641

Obligations under capital leases  (Note 6)               5,193         2,860

Other long-term liabilities                              3,847         2,556
                                                       --------      --------
      Total liabilities                                 76,494        74,087

Commitments and contingencies (Note 10)

Stockholders' Equity  (Note 4):
  Preferred stock, par value $1.00 per share,
    1,000,000 shares authorized; none issued                 -             -
  Common stock, par value $.125 per share,
    30,000,000 shares authorized; 12,610,262
    and 12,226,732 shares issued                         1,576         1,528
  Capital in excess of par value                        30,215        26,249
  Retained earnings                                     78,865        74,658
  Cumulative translation adjustment (Note 1)              (533)         (393)
                                                       --------      --------
                                                       110,123       102,042
  Less:
    Deferred compensation   (Note 4)                      (792)         (781)
                                                       --------      --------
Total stockholders' equity                             109,331       101,261

Total Liabilities and Stockholders' Equity            $183,326      $175,348
                                                      =========     =========
See Notes to Consolidated Financial Statements

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
NATIONAL DATA CORPORATION
(in thousands)
                                                       Year Ended May 31,
                                                    1994       1993       1992
                                                    ----       ----       ----
Net income                                        $9,710     $8,489     $7,419
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                  12,209     13,626     14,921
   Amortization of acquired intangibles
     and goodwill                                  5,981      6,210      6,189
   Provisions for bad debts/sales allowances/
     operations losses                             4,550      5,477      5,953
   Loss on disposal of fixed assets                   59        476        299
   Changes in assets and liabilities,
   net of the effects of acquisitions:
     Decrease in trade accounts receivable         1,208      1,772        710
     (Increase) decrease in other
        accounts receivable                       (3,885)    (5,069)       195
     Decrease in income tax receivable                 -          -       2,852
     (Increase) decrease in investment
        in sales-type leases                       6,020     (2,958)    (2,702)
     Increase in inventory                          (855)      (593)      (648)
     Decrease in prepaid expenses
        and other assets                           3,378      3,823        240
     Increase (decrease) in accounts
        payable and accrued liabilities            1,443      7,926     (8,958)
     Increase (decrease) in income tax payable
         and deferred income taxes                (1,186)    (6,228)     5,117
                                                  -------   --------    -------
 Net cash provided by operating activities        38,632     32,951     31,587

Cash flows from investing activities:
  Capital expenditures                           (10,504)    (5,305)    (6,887)
  Proceeds from sale of equipment                     13      1,511        261
  Proceeds from sale of sales-type
    leases inventory                                   -     19,257          -
  Business acquisitions                             (400)         -     (9,395)
  Decrease in investments and
    other noncurrent assets                          600          -      1,600
                                                 --------   --------   --------
 Net cash provided by (used in)
     investing activities                        (10,291)    15,463    (14,421)

Cash flows from financing activities:
  Net payments under lines of credit                   -     (4,500)   (30,780)
  Borrowing (payment) on note payable                  -    (20,000)    20,000
  Principal payments under mortgage,
    capital lease arrangements and
     other long-term debt                         (2,417)    (2,305)    (1,107)
  Principal payments on earn-out payable          (2,772)    (2,996)    (3,552)
  Net proceeds from the issuance of stock
  Under employee stock plan                        3,259      1,505      1,085
  Dividends paid                                  (5,503)    (5,340)    (5,238)
                                                 --------   --------   --------
  Net cash used in financing activities           (7,433)   (33,636)   (19,592)

Effect of exchange rate changes on cash             (46)         -         -
                                                 --------   --------   --------

Increase (decrease) in cash
    and cash equivalents                          20,862     14,778     (2,426)
Cash, beginning of period                         17,150      2,372      4,798
                                                --------   --------    --------
Cash, end of period                              $38,012    $17,150     $2,372
                                                ========   ========    ========
Supplemental schedule of noncash investing
  and financing activities:
     Capital leases entered into in
        exchange for property and equipment       $4,853     $2,932       $257
                                                ========   ========    ========
  See Notes to Consolidated Financial Statements


CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
NATIONAL DATA CORPORATION
(in thousands except per share data)

                                                       Common Stock              Capital in  Cumulative            Deferred
                                                 Number                Excess of   Retained Translation  Treasury   Compen-
                                                of Shares      Amount  Par Value   Earnings  Adjustment     Stock    sation
Balance at May 31, 1991                           11,796      $1,475    $22,409    $69,328         $0         $0     ($189)

     Net income                                         -           -         -      7,419            -         -        -
     Cash dividends ($.44 per share)                    -           -         -     (5,238)           -         -        -
     Foreign currency translation adjustment            -           -         -          -       (166)         -        -
     Stock issued under employee
          stock plans                                164          20      1,203           -           -         -     (138)
     Amortization of deferred
          compensation                                  -           -         -          -           -         -       327
- - --------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1992                           11,960       1,495     23,612      71,509        (166)        0        0

     Net income                                         -           -         -      8,489           -          -        -
     Cash dividends ($.44 per share)                    -           -         -     (5,340)          -          -        -
     Foreign currency translation adjustment            -           -         -          -       (227)          -        -
     Stock issued under employee
          stock plans                                158          19      1,479           -          -          -        -
     Stock issued under restricted
          stock plans                                109          14      1,158           -          -          -   (1,172)
     Amortization of deferred
          compensation                                  -           -         -          -          -           -      391
- - --------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1993                           12,227       1,528     26,249     74,658        (393)         0     (781)

     Net income                                         -           -         -      9,710            -         -        -
     Cash dividends ($.44 per share)                    -           -         -     (5,503)           -         -        -
     Foreign currency translation adjustment            -           -         -          -       (140)          -        -
     Stock issued under employee
          stock plans                                333          42      3,217           -           -         -        -
     Stock issued under restricted
          stock plans                                 50           6        749           -           -         -     (755)
     Amortization of deferred
          compensation                                  -           -         -          -           -          -      744
- - --------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1994                           12,610      $1,576    $30,215    $78,865       ($533)        $0    ($792)
==========================================================================================================================

See Notes to Consolidated Financial Statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies:
_____________________________________________________________

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation.

Revenue - Revenue from major software license agreements is recognized upon installation. Revenue associated with the Company's government cost-plus contracts and all other revenue is recognized as work is completed or services are performed.

Other receivables - Other receivables consist primarily of reimbursable amounts associated with the merchant processing operation.

Inventory - Inventory, which is composed primarily of microcomputer hardware and peripheral equipment and electronic point-of-sale terminals, is stated at lower of cost or market. Cost is determined by using the first-in, first-out method.

Investment in sales-type leases - The Company's leasing operations consist principally of noncancelable leases of computer equipment and software, generally covering five years. Accordingly, the present value of all payments due under the lease contract is recorded as revenue at the inception of the lease and shipment of the equipment.
Interest income is recorded over the lease term (see also
Note 7).

Property and equipment - Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. Equipment is depreciated over two-to five-year lives, and the building is depreciated over a 40-year life. Leasehold improvements and property acquired under capital leases are amortized over the shorter of the useful life of the asset or the term of the lease. The costs of purchased and internally developed software used to provide services to customers or internal administrative services are capitalized and amortized on a straight-line basis over their estimated useful lives, up to five years. Work in Progress consists of capital projects currently under development (see also Note 8).


Acquired intangibles and goodwill - Acquired intangibles primarily represent customer contracts and covenants-not-to-compete associated with the Company's acquisitions. Acquired intangibles are amortized using the straight-line method over their estimated useful lives of 4 to 20 years. Goodwill represents the excess of the cost of acquired businesses over the fair market value of their tangible and identifiable net assets. Goodwill is being amortized on a straight-line basis predominantly over 20 years. Subsequent to an acquisition, the Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of goodwill may warrant revision or may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows of the related businesses over the remaining life of the goodwill in measuring whether the goodwill is recoverable (see also Note 2).

Income taxes - The Company files income tax returns on the accrual basis. Deferred income taxes are provided for all timing differences in reporting transactions for financial reporting and income tax purposes (see also Note 3).

Earn-out payables - Earn-out payables represent the present value of estimated future payments under the earn-out agreements related to the Company's business acquisitions
(see also Note 2).

Foreign currency translation - The financial statements of foreign subsidiaries have been remeasured from their functional currency into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52.

Cash and cash equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and unrestricted amounts deposited with banks.

Reclassifications - Certain reclassifications have been made to the fiscal 1993 and 1992 consolidated financial statements to conform to the fiscal 1994 presentation.

Earnings per common share - Earnings per common and common equivalent share on a primary basis are computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares represent stock options that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share.

Earnings per common and common equivalent share on a fully diluted basis are computed by the same method as described for primary earnings per share except that the higher of
(1) the ending market share price or (2) the average market share price is used to compute the fully diluted earnings per share, as compared to the average market share price for primary earnings per share.

The primary and fully diluted weighted average number of common and common equivalent shares outstanding is as follows
(in thousands):


                                    Year Ended May 31,
                               1994        1993      1992

Primary                       12,987      12,534    12,029

Fully Diluted                 12,987      12,535    12,029



Note 2 - Business Acquisitions
_____________________________________________________________

During fiscal year 1992, the Company acquired the merchant credit card processing contracts of Signet Bank for $9,395,000.

The acquisition has been accounted for as a purchase;
accordingly, the results of operations of the acquired business from the date of acquisition, which were not material, have been included in the accompanying consolidated statements of income. The purchase consisted of a single cash payment.

For all portfolios acquired, the acquired assets and liabilities, including the acquired intangibles and liabilities for earn-out payments (if any), were originally recorded in the Company's consolidated financial statements based on preliminary estimates of their fair market values at the date of acquisition. These estimates are revised as necessary upon final appraisal of the acquired assets, primarily acquired intangibles, and determination of actual earn-out payments, if any. During fiscal 1994 and fiscal 1993, the purchase price and earn-out liabilities related to prior fiscal year acquisitions were increased by $564,000 and reduced by $770,000, respectively, to reflect actual earn-out payments and current estimates of future earn-out payments. In addition, the Company increased interest expense by $230,000 and reduced interest expense by $278,000 in fiscal 1994 and 1993, respectively, to adjust accrued interest on earn-out liabilities based on revised estimates.

The changes in acquired intangibles and goodwill for fiscal years 1994 and 1993 are summarized below (in thousands):

Balance at May 31, 1992                         $53,264
  Purchase price adjustments                       (755)
  Amortization                                   (6,210)
- - -------------------------------------------------------------
Balance at May 31, 1993                         $46,299
  Additions from acquisitions                       400
  Purchase price adjustments                        532
  Amortization                                   (5,981)
- - -------------------------------------------------------------
Balance at May 31, 1994                         $41,250
                                               ==========



Note 3 - Income Taxes
_____________________________________________________________

The provision for income taxes includes:

Year Ended May 31,                   1994       1993     1992
(in thousands)

Current tax expense:
   Federal                        $ 3,904    $ 3,527  $ 2,292
   State                              457        755      324
                                   -------    -------  ------
                                    4,361      4,282    2,616

Deferred tax expense:
   Federal                            661      1,772    2,618
   State                              127         93      138
                                   -------    -------  ------
                                      788      1,865    2,756

              Total               $ 5,149    $ 6,147  $ 5,372
                                   =======    =======  ======


The Company's effective tax rates differ from Federal statutory rates as follows:

Year Ended May 31,                   1994      1993     1992
(in thousands)

Federal statutory rate               35.0%     34.0%    34.0%
   State net income taxes, net of
     federal income tax benefit       2.5%      3.8%     2.4%
   Non-taxable interest income       (1.6%)       -        -
   Non-deductible amortization of
     intangible assets                1.0%      2.2%     4.2%
   Other                             (1.9%)     2.0%     1.4%
                                    -------    ------  ------
                                     35.0%      42.0%   42.0%
                                    =======    ======  ======


Deferred tax liabilities at May 31, 1994 consist of net noncurrent deferred tax liabilities of $1,685,000 and net current deferred tax liabilities of $776,000. As of May 31, 1994, principal components of deferred tax items, as aggregated under Statement of Financial Accounting Standards #109, "Accounting for Income Taxes," are as follows (in thousands):


Deferred tax liabilities:
  Differences between book and tax bases of:
    Property and equipment                      $ 2,138
    Employee benefit plans                          236
    Prepaid expenses                                149
    Excess of cost over fair value of
       assets acquired                            2,609
    Other                                           361
                                                 -------
                                                $ 5,493

Deferred tax assets:
  Differences between book and tax bases of:
    Accrued expenses                            $ 1,229
    Customer contracts                            1,803
                                                 -------
                                                $ 3,032

Net deferred tax liability                      $ 2,461
                                                 =======



Note 4 - Stockholder's Equity
_____________________________________________________________

Stock Option Plans - The Company had two employee option plans at May 31, 1994, the 1982 Incentive Stock Option Plan (1982 Plan) and the 1987 Stock Option Plan (1987 Plan). All stock option plans in existence in prior years were terminated upon adoption of the 1987 Plan. The 1982 and 1987 Plans provide for granting options, to certain officers and key employees, to purchase the Company's common stock at prices not less than fair market value at the time of grant. Options granted become exercisable in various annual increments and terminate over a period not to exceed six years for the 1982 Plan and ten years for the 1987 Plan.

Transactions in stock options under these plans are summarized as follows:

                                               Option Price
                              Shares Under       Per Share
                                Option       at Date of Grant
_____________________________________________________________

Outstanding at May 31, 1991    1,025,323     $9.75 - $33.75
  Granted                        657,825
  Exercised                      (47,833)
  Expired or terminated         (183,581)
- - -------------------------------------------------------------
Outstanding at May 31, 1992    1,451,734     $9.25 - $33.75
  Granted                        789,159
  Exercised                     (140,870)
  Expired or terminated         (714,968)
- - -------------------------------------------------------------
Outstanding at May 31, 1993    1,385,055     $8.00 - $33.75
  Granted                        519,000
  Exercised                     (239,543)
  Expired or terminated         (182,587)
- - -------------------------------------------------------------
Outstanding at May 31, 1994    1,481,925     $8.00 - $33.75


At May 31, 1994, there were 643,783 shares available for future grants under the 1987 Plan and no shares available for grant under the 1982 Plan.

Other Stock Plans - The Company has an Employee Stock Purchase Plan under which the sale of 600,000 shares of its common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is the lower of 85% of market value on the first day or the last day of the purchase period. At May 31, 1994, 564,106 shares have been issued under this plan with 35,894 shares reserved for future issuance.


The Company also has a Non-employee Directors Stock Option Plan which provides for grants of options, consisting of 5,000 shares of the Company's common stock for each completed year of service, to directors who are not employees of the Company. A maximum of five options may be granted to each such director, and the maximum number of shares for which options may be granted is 230,000. The options are exercisable immediately at the current market value on the date of grant. During fiscal years 1994, 1993 and 1992, options for 25,000, 25,000 and 30,000 shares, respectively, were issued under the Plan and none were exercised. As of May 31, 1994, 35,000 shares were available for future grants.

The Company's 1983 Restricted Stock Plan (Restricted Plan) authorizes 325,000 shares of the Company's common stock to be awarded to key employees. Shares awarded under the Restricted Plan are held in escrow and released to the grantee upon the grantee's satisfaction of conditions of the grantee's restricted stock agreement. Awards are recorded as deferred compensation, a reduction of stockholder's equity based on the quoted fair market value of the Company's common stock at the award date. Compensation expense is recognized ratably during the escrow period of the award.

During fiscal years 1994, 1993 and 1992, 49,500, 109,000 and
10,000 shares, respectively, of the Company's common stock were awarded under the Restricted Plan with restriction periods of one to four years. As of May 31, 1994, 122,167 shares remain in escrow. There were 56,500 shares reserved for future issuance under this plan. The Company expensed $744,000, $391,000 and $327,000 for the years ended May 31,
1994, 1993 and 1992, respectively, in connection with the Restricted Plan.

The Company's 1984 Employee Stock Ownership Plan was dissolved in fiscal year 1993, and all shares escrowed were distributed to eligible employees. At May 31, 1994, no shares remain in escrow to be distributed to employees.


Note 5 - Pension Plan:
_____________________________________________________________

The Company has a noncontributory defined benefit pension plan covering substantially all of its United States employees who have met the eligibility provisions of the plan. Benefits are based on years of service and the employee's compensation during the highest five consecutive years of earnings of the last ten years of service. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974, as amended.

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements at May 31, 1994 and 1993 (in thousands):

                                            May 31,
                                       1994         1993
Actuarial present value of
 benefit obligations:

  Accumulated benefit obligation,
   including vested benefits of
   $11,535 as of May 31, 1994
   and $10,960 as of May 31, 1993     $12,242      $11,794

  Effect of salary progression          4,068        3,634
                                     ---------     --------
  Projected benefit obligation for
   services rendered to date           16,310       15,428

Plan assets at fair market value,
 primarily common stocks and bonds     15,037       14,445
                                     ---------     --------
Plan assets less than projected
 benefit obligation                    (1,273)        (983)

Unrecognized net loss from past
 experience different from that
 assumed and effect of changes
 in assumptions                         2,533        3,034

Unrecognized prior service cost           817          983

Unrecognized net asset at June 1,
 1985, being amortized over 17 years   (1,857)      (2,092)
                                       --------     -------
Prepaid Pension Cost                     $220       $  942
                                       ========     =======

Net pension expense (benefit) included the following components (in thousands):


                                    1994      1993      1992

Service cost-benefits earned
 during the period                $ 1,052   $  915     $ 714

Interest cost on projected
 benefit obligation                 1,283    1,093       826

Actual return on plan assets         (852)  (1,449)     (910)

Net amortization and deferral        (638)      75      (406)

Curtailment (gain) loss                66       89      (266)
                                 ----------------------------
Net Pension Expense (Benefit)      $  911    $ 723     $ (42)
                                 ============================

Significant assumptions used in determining net pension expense (benefit) and related obligations were as follows:

                                              May 31,
                                         1994        1993
Discount rate                            7.75%       8.25%
Rate of increase in compensation
 levels                                  4.33%       4.00%
Expected long-term rate of
 return on assets                       10.00%      10.00%

The Company terminated 339 and 158 employees in fiscal 1994 and 1993, respectively. These terminations were accounted for in accordance with Statement of Financial Accounting Standards No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and the resulting curtailment loss of $66,000 and $89,000 in the years ended May 31, 1994 and 1993, respectively, is included in the net pension expense.

On December 18, 1991, the Company adopted a retirement plan for non-employee directors of the Company with five or more years of service (The Directors' Plan). The Directors' Plan benefits are based on 50% of the annual Director retainer amount in effect on the date of a director's retirement plus 10% for each year of service up to 100% of the base amount for ten years' service. The benefits are payable upon retirement, at or after age 70, for a period equal to the number of years of service as a Director but not more than 15 years for participants with 15 or more years of Board Service as of the effective date of the Directors' Plan and not more than 10 years for all other participants. The expense related to the Directors' Plan was immaterial in both fiscal 1994 and 1993.

In November 1992, the Financial Accounting Standards Board issued Statement No. 112, "Employer's Accounting for Postemployment Benefits." This statement requires the accrual of the expected cost of such benefits during the employees' years of service. Adoption of this statement is required for fiscal years beginning after December 15, 1993. The new standard will not have a material effect on the Company's results of operations or financial position.




Note 6 - Lease Obligations
- - -------------------------------------------------------------

The Company conducts a major part of its operations using leased facilities and equipment. Many of these leases have renewal and purchase options and provide that the Company pay the cost of property taxes, insurance and maintenance.

Rent expense on all operating leases for fiscal years 1994, 1993 and 1992 was $4,392,000, $5,128,000 and $5,488,000,
respectively.

Asset balances for property acquired under capital leases consist of the following (in thousands):

                                       1994        1993
Buildings                          $      -      $ 2,300
Equipment                            10,026        5,218
                                     -------------------
                                     10,026        7,518
Less: accumulated depreciation       (2,709)      (3,600)
                                     -------------------
                                   $  7,317      $ 3,918
                                     ===================

Future minimum lease payments for all noncancelable leases at May 31, 1994 were as follows (in thousands):

                                        Capital    Operating
                                        Leases       Leases
                                      -----------------------
1995                                  $  2,230     $ 3,855
1996                                     2,214       2,427
1997                                     1,756       1,580
1998                                     1,207         723
1999                                       494         593
Thereafter                                   -       2,323
                                      -----------------------
Total future minimum lease            $  7,901     $11,501
  payments

Less: amount representing
      interest                            (723)
                                      -----------
Present value of net minimum             7,178
 lease payments
Less:  current portion                  (1,985)
                                      -----------
Long-term obligations under
 capital leases at May 31, 1994       $  5,193
                                      ===========



Note 7 - Sales-type Leases:
_____________________________________________________________

The Company has entered into sales-type leases with customers for certain of its computer equipment and software products.
The components of the Company's investment in such leases at May 31, 1994 and 1993 were as follows (in thousands):

                                      1994        1993
Total future minimum lease
 payments to be received              5,746     $13,662
Less:  unearned income                 (947)     (2,515)
                                    ---------------------
Gross investment in sales-
type leases                           4,799      11,147
Less:  allowance for
       doubtful accounts               (942)     (1,478)
                                    ---------------------
Net investment in sales-              3,857       9,669
 type leases
Less: current portion                (2,357)     (6,292)
                                    ---------------------
Net investment in sales-
 type leases, noncurrent
 portion                            $ 1,500     $ 3,377
                                    =====================

In fiscal 1994 and 1993, the Company sold approximately $11,903,000 and $21,831,000, respectively, of its sales-type leases to a third party. These sales have been reflected as reductions in the above investment balances. The related gains, which were not material, have been recorded as other income in the accompanying consolidated statements of income. Under the terms of the sales, the purchaser has recourse to the Company should certain amounts of the leases prove to be uncollectible. For the majority of the leases, this recourse is limited to 20% of the outstanding balance of leases sold; however, certain leases were sold with full recourse. The anticipated loss on the maximum recourse amount of $5,413,000 and $ 5,183,000 at May 31, 1994 and 1993, respectively, is not material and is included in other current liabilities in the accompanying consolidated balance sheets.

At May 31, 1994, the future minimum lease payments scheduled to be received in each of the five succeeding years and thereafter were as follows (in thousands):

Year Ending May 31,                            Amount
____________________________________________________________
1995                                         $  3,060
1996                                              932
1997                                              751
1998                                              569
1999                                              387
Thereafter                                         47
                                             ------------
                                             $  5,746
                                             ============
Note 8 - Software Costs:
_____________________________________________________________

The following table sets forth information regarding the Company's software costs for the years ended May 31, 1994, 1993 and 1992 (in thousands):

                                    1994     1993     1992

Unamortized software costs       $7,641    $6,596    $6,892
Capitalization of internally
 developed software               1,450     1,651       883
Research and development
 primarily associated with
 software development             4,708     3,825     2,420
Software amortization expense     2,209     2,310     2,976


Note 9 - Mortgage Payable:
_____________________________________________________________

The Company has permanent financing on its headquarters building consisting of a $12,000,000 mortgage at a 9.375% fixed rate due in 1997. Principal payments due on the mortgage are as follows (in thousands):

Year Ending May 31,                            Amount
- - -------------------------------------------------------------
1995                                      $     149
1996                                            164
1997                                         10,936
                                         -----------
                                          $  11,249
                                         ===========


The carrying amount approximates its fair value because the interest rate on the mortgage approximates the current market rates.


Note 10 - Commitments and Contingencies
____________________________________________________________

The Company and certain of its previous officers were party to three lawsuits, which were consolidated as "National Data Corporation Shareholder Litigation." The plaintiffs, purporting to act on behalf of a class, alleged violations of rule 10(b)(5) under the Securities Exchange Act of 1934 under a "fraud on the market" theory for alleged misrepresentations and omissions relating to expected earnings which resulted in, the plaintiffs contend, the Company's common stock being overvalued in the market. The Company and the plaintiffs signed an agreement on September 27, 1993 to settle this matter for $6,950,000. The Company's insurer bore two-thirds of the settlement and related future costs. The cost to the Company, net of income taxes and insurance proceeds, was approximately $1,450,000. Both the Company and its insurer paid their full share of the settlement amount on December 1, 1993, and the settlement received final approval from the court on December 16, 1993.

The Company is party to a number of other claims and lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact upon the Company's financial position or results of operations.

Subsequent to year-end, the Company entered into a $15,000,000 committed line of credit with two banks to fund the Company's working capital requirements. In addition, the Company obtained a two-year $40,000,000 line of credit for acquisitions. Borrowings under these agreements bear interest at the prime rate less 1% and the prime rate, respectively. The lines of credit are not secured. The agreements require the Company to maintain certain financial ratios and contain other restrictive covenants. The working capital line of credit expires in August 1995, and the acquisition line of credit expires in August 1996.

As of May 31, 1994, the Company processed credit card transactions for approximately 80,000 direct merchant locations. The annual volumes processed for each customer range from approximately $2,000 to $1 billion. The Company's merchant customers have liability for charges disputed by cardholders. However, in the case of merchant fraud, or insolvency or bankruptcy of the merchant, the Company may be liable for any of such charges disputed by cardholders. The Company requires cash deposits and other types of collateral by certain merchants to minimize any such contingent liability.
In addition, the Company believes that the diversification of its merchant portfolio among industries and geographic regions minimizes its risk of loss. Based on its historical loss experience, the Company has established reserves for estimated losses on transactions processed through May 31, 1994. In the opinion of management, such reserves for losses are adequate.

In connection with the Company's acquisition of merchant credit card operations of banks, the Company has also entered into depository and processing agreements ("the Agreements") with certain of the banks. These Agreements allow the Company to use the banks' "Bank Identification Number" to clear credit card transactions through VISA and MasterCard. Certain of the Agreements contain financial covenants, and the Company was in compliance with all such covenants as of May 31, 1994.


Note 11 - Information on Major Customers and Foreign
          Operations:

_____________________________________________________________

The Company operates principally in data processing services and provides specialized data processing applications designed to meet the business needs of its customers. The applications include a variety of Healthcare Application Systems and Services, Integrated Payment Systems and Government and Corporate Information Systems and Services.

The Company markets its products internationally and has sales offices in Canada, Europe and Japan. Revenue from non-U.S. operations was $4,873,000, $6,077,000 and $7,748,000 for the years ended May 31, 1994, 1993 and 1992, respectively. Operating losses from foreign operations were $449,000, $2,102,000, and $1,061,000 in 1994, 1993 and 1992,
respectively. Assets related to foreign operations are not significant.

Approximately 4%, 5% and 5% of the Company's total revenue for the years ended May 31, 1994, 1993 and 1992, respectively, was derived from contracts with, or as a subcontractor of contractors with, the United States government. All such contracts and subcontracts are generally subject to termination at the convenience of the United States government, whenever it believes that such termination would be in its best interests. If such contracts and subcontracts were terminated for the convenience of the United States government, the Company is generally entitled to receive payment for work completed and allowable termination costs.



Note 12 - Subsequent Events
____________________________________________________________


In June 1994, the assets and certain liabilities of Yes Check, Inc., were acquired. Yes Check, Inc. is a Chicago-based check guarantee company with 49 employees. On July 15, 1994, the Company acquired the assets and certain liabilities of Lytec Systems, Inc., a Salt Lake City company that develops and markets medical practice management software with 10 employees. The combined estimated annual revenues for these acquired companies is $8,000,000.

Both acquisitions require earn-out payments at future dates that are not estimable at this time. The aggregate price paid for these acquisitions was $9,150,000.



Note 13 - Supplemental Cash Flow Information:
____________________________________________________________

Supplemental cash flow disclosures, including noncash investing and financing activities, for the years ended May
31, 1994, 1993 and 1992 are as follows (in thousands):

                                  1994      1993    1992

Income taxes paid, net of       $3,543     $4,260  $1,391
 refunds received
Interest paid                    1,745      2,510   3,745
Property and equipment
 acquired under capital
 leases                          4,853      2,932     257



Note 14 - Quarterly Consolidated Financial Information
          (Unaudited)

____________________________________________________________

(In thousands except per share data)

                                             Quarter Ended
                                  Aug.31     Nov.30     Feb.28   May 31

Fiscal Year 1994
Revenue                          $50,213    $50,321    $50,444   $53,028
Operating Income                   3,947      4,514      4,280     5,646
Net Income:
  Before extraordinary item        2,108      2,278      2,641     3,833
  After extraordinary item           658      2,578      2,641     3,833
Earnings per share
  Before extraordinary item          .17        .20        .20       .29
  After extraordinary item           .05        .20        .20       .29


Fiscal Year 1993
Revenue                          $51,592    $49,966    $49,519   $53,479
Operating Income                   2,256      2,939      4,200     5,626
Net Income                         1,143      1,732      2,423     3,191
Earnings per share                   .10        .14        .20       .26

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES



We have audited in accordance with generally accepted auditing standards, the financial statements included in National Data Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated July 15, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen & Co.
Atlanta, Georgia
July 15, 1994

                                    APPENDIX A
                                       to
                             ANNUAL REPORT ON FORM 10-K

                 NATIONAL DATA CORPORATION AND ITS SUBSIDIARIES

                            FINANCIAL STATEMENT SCHEDULES

CONTENTS

Report of Independent Public Accountants as to Schedules

Consolidated Schedule I - Marketable Securities

Consolidated Schedule II - Accounts Receivable From Related Parties and
        Underwriters, Promoters and Employees Other Than Related Parties

Consolidated Schedule V - Property, Plant and Equipment

Consolidated Schedule VI - Accumulated Depreciation and Amortization of
                           Property, Plant and Equipment

Consolidated Schedule VIII - Valuation and Qualifying Accounts

Consolidated Schedule IX - Short-term Borrowings

Consolidated Schedule X - Supplementary Income Statement Information

Consent of Independent Public Accountants


NATIONAL  DATA  CORPORATION
CONSOLIDATED  SCHEDULE  I
MARKETABLE  SECURITIES
(In thousands)

Column A                  Column B     Column C        Column D      Column E

                                                     Market Value    Amount at
                                                     of Each Issue     Which
Name of Issuer                          Cost of      at Balance      Carried in the
and Title of Each Issue     Amount      Each Issue   Sheet Date      Balance Sheet

Certificates of Deposit     $25         $25          $25             $25
                            ========    =======      ========        ========





NATIONAL  DATA  CORPORATION
CONSOLIDATED  SCHEDULE  II
ACCOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
(in thousands)

Column A               Column B               Column C         Column D - Deductions                Column E
- - ---------------    ----------------------    -----------   ----------------------------------   ----------------------
                   Balance at Beginning       Additions                                           Balance at End
                        of Period              Foreign                             Foreign           of Period
                                               Currency      Amounts     Amounts   Currency
Name of Debtors   Current      Non-Current   Translation  collected  written-off   Translation   Current   Non-Current

May 31, 1992

Rob Harris            170          -             12            -          -            -          182         -
Gale Turner            20         80              6            7          -            -           20        80
                    --------------------------------------------------------------------------------------------------
                     $190        $80            $18           $7          -            -         $202       $80


  May 31, 1993

Rob Harris            182          -              -           33          -         (26)          123         -
Gale Turner            20         80             14           24          -           -            25        65
                    --------------------------------------------------------------------------------------------------
                     $202        $80            $14          $57          -        ($26)         $148       $65

  May 31, 1994

Rob Harris            123          -              -          100         20          (3)            -         -
Gale Turner            25         65              5           26          -           -            26        43
                    --------------------------------------------------------------------------------------------------
                     $148        $65             $5         $126        $20         ($3)         $ 26       $43






NATIONAL  DATA  CORPORATION
CONSOLIDATED  SCHEDULE  V
PROPERTY, PLANT & EQUIPMENT
(in thousands)


COLUMN A                 COLUMN B      COLUMN C      COLUMN D     COLUMN E     COLUMN F

                                                                   OTHER
                          BALANCE                                 CHANGES       BALANCE
                            AT                                      -ADD          AT
                         BEGINNING     ADDITIONS     RETIRE-      (DEDUCT)      END OF
CLASSIFICATION           OF PERIOD      AT COST       MENTS      -DESCRIBE      PERIOD

YEAR ENDED MAY 31, 1992
 OWNED PROPERTY:
 LAND                         $402            $0           $0           $0          $402
 EQUIPMENT                  87,846         4,310        9,458           98  a     82,796
 SOFTWARE                   42,313         1,768        1,082        1,021  a,c   44,020
 FURNITURE AND FIXTURES      9,731           252          298           30  a      9,715
 BUILDING STRUCTURE          6,504             0            0            0         6,504
 LEASEHOLD IMPROVEMENTS     15,618           718        1,201          (63)       15,072
      SUB-TOTAL            162,414         8,059       12,039        1,086       158,509

LEASED PROPERTY:
  BUILDINGS                  2,879             0          177          (33) a      2,669
  EQUIPMENT                  2,230           257            0            0         2,487
      SUB-TOTAL              5,109           257          177          (33)        5,156

TOTAL PROPERTY            $167,523        $8,316      $12,216          $42      $163,665



YEAR ENDED MAY 31, 1993
 OWNED PROPERTY:
 LAND                         $402            $0           $0           $0          $402
 EQUIPMENT                  82,796         2,355        8,849         (235)a,b    76,067
 SOFTWARE                   44,020         2,660       22,332          425 a,b,c  24,773
 FURNITURE AND FIXTURES      9,715            28          842          (51)a,b     8,856
 BUILDING STRUCTURE          6,504             0            0            0         6,504
 LEASEHOLD IMPROVEMENTS     15,072           109        1,202         (107)a,b    13,872
      SUB-TOTAL            158,509         5,152       33,225           32       130,468

LEASED PROPERTY:
  BUILDINGS                  2,669             0          369            0         2,300
  EQUIPMENT                  2,487         2,932          201            0         5,218
      SUB-TOTAL              5,156         2,932          570            0         7,518

TOTAL PROPERTY            $163,665        $8,084      $33,795          $32      $137,986


YEAR ENDED MAY 31, 1994
 OWNED PROPERTY:
 LAND                         $402            $0           $0           $0          $402
 EQUIPMENT                  76,067         4,013        8,702         (165)a,b    71,213
 SOFTWARE                   24,773         6,340           48         (810)a,b    30,255
 FURNITURE AND FIXTURES      8,850            35          199           58 a,b     8,744
 BUILDING STRUCTURE          6,504              -            -          (1)a       6,503
 LEASEHOLD IMPROVEMENTS     13,872           116             -         (39)a,b    13,949
      SUB-TOTAL            130,468        10,504        8,949         (957)      131,066

LEASED PROPERTY:
  BUILDINGS                  2,300             0        2,300            0             0
  EQUIPMENT                  5,218         4,853           55           10        10,026
      SUB-TOTAL              7,518         4,853        2,355           10        10,026

TOTAL PROPERTY            $137,986       $14,357      $11,304        ($947)     $141,092





(a) adjustment of prior years' items
(b) foreign currency translation
(c) revised lease terms






NATIONAL  DATA  CORPORATION
CONSOLIDATED  SCHEDULE  VI
ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT & EQUIPMEN
(in thousands)


COLUMN A                COLUMN B    COLUMN C    COLUMN D    COLUMN E       COLUMN F

                                                              OTHER
                         BALANCE                             CHANGES       BALANCE
                           AT      DEPRECIATION/              -ADD            AT
                        BEGINNING  AMORTIZATION  RETIRE-    (DEDUCT)       END OF
CLASSIFICATION          OF PERIOD     EXPENSE     MENTS     -DESCRIBE      PERIOD

YEAR ENDED MAY 31, 1992
 OWNED PROPERTY:
  EQUIPMENT               $64,368      $9,841      $9,210        ($96)a     $64,903
  SOFTWARE                 36,392       2,434         800           7 a      38,033
  FURNITURE AND FIXTURE     5,488         953         296           -         6,145
  BUILDING STRUCTURE          731         169           -           -           900
  LEASEHOLD IMPROVEMENT     9,982       1,363       1,171           -        10,174
      SUB-TOTAL           116,961      14,760      11,477         (89)      120,155

LEASED PROPERTY:
  BUILDINGS                 2,599         462         177           -         2,884
  EQUIPMENT                   195         148           -           -           343
      SUB-TOTAL             2,794         610         177           -         3,227

TOTAL PROPERTY           $119,755     $15,370     $11,654        ($89)     $123,382


YEAR ENDED MAY 31, 1993
 OWNED PROPERTY:
  EQUIPMENT               $64,903      $9,031      $8,094        ($74)a,b   $65,766
  SOFTWARE                 38,033       1,714      22,281          53 a,b    17,519
  FURNITURE AND FIXTURE     6,145         864         798         (11)a,b     6,200
  BUILDING STRUCTURE          900         169           -           -         1,069
  LEASEHOLD IMPROVEMENT    10,174       1,341       1,025         (50)c      10,440
      SUB-TOTAL           120,155      13,119      32,198         (82)      100,994

LEASED PROPERTY:
  BUILDINGS                 2,884         115         403           -         2,596
  EQUIPMENT                   343         789         129           -         1,003
      SUB-TOTAL             3,227         904         532           -         3,599

TOTAL PROPERTY           $123,382     $14,023     $32,730        ($82)     $104,593

YEAR ENDED MAY 31, 1994
 OWNED PROPERTY:
  EQUIPMENT               $65,766      $6,358      $8,635       ($157)a,c   $63,332
  SOFTWARE                 17,519       2,208          48          (3)a,c    19,676
  FURNITURE AND FIXTURE     6,200         847         194          78 a,c     6,931
  BUILDING STRUCTURE        1,069         168           -          (1)a,c     1,236
  LEASEHOLD IMPROVEMENT    10,440       1,148           -          (9)a,c    11,579
      SUB-TOTAL           100,994      10,729       8,877         (92)      102,754

LEASED PROPERTY:
  BUILDINGS                 2,596           -       2,281        (315)a           -
  EQUIPMENT                 1,003       1,480          74         300 a       2,709
      SUB-TOTAL             3,599       1,480       2,355         (15)        2,709

TOTAL PROPERTY           $104,593     $12,209     $11,232       ($107)     $105,463

(a) adjustment of prior year's items
(b) foreign currency translation









NATIONAL DATA CORPORATION
CONSOLIDATED SCHEDULE VIII
VALUATION & QUALIFYING ACCOUNTS
(In thousands)


Column A                         Column B        Column C        Column D      Column E

                                   Balance at  Charged to    Uncollectible   Balance at
                                   Beginning    Cost and       Accounts           End
Description                        of Period    Expenses       Write-off     of Period

Trade Receivable Allowances:
May 31, 1992                      $4,206          $2,604          $4,919        $1,891
May 31, 1993                       1,891           2,352           3,199         1,044
May 31, 1994                       1,044           3,150           3,026         1,168


Other Receivable Allowances:
May 31, 1992                      $1,431          $1,941          $2,329        $1,043
May 31, 1993                       1,043           2,064           2,426           681
May 31, 1994                         681           1,983           1,696           968


Sales-Type Lease Allowances:
May 31, 1992                      $2,745          $1,407          $2,086        $2,066
May 31, 1993                       2,066             727           1,315         1,478
May 31, 1994                       1,478            (208)            328           942






NATIONAL  DATA  CORPORATION
CONSOLIDATED  SCHEDULE  IX
SHORT-TERM BORROWINGS
(In thousands)

Column A                 Column B        Column C        Column D         Column E      Column F

                                                       Max Amount       Avg Amount      Weighted
                          Balance        Weighted     Outstanding      Outstanding       Avg Int
Category of aggregate    @ end of         Average      During the       During the     Rate During
short-term borrowings      Period       Interest Rate      Period           Period        the Period



1992:
Bank Lines of Credit      $4,500            7.00%        $34,350          $24,708  a       7.30% b



1993:
Bank Lines of Credit        $       0       6.50%         $6,500           $1,767  a       6.50% b



1994:
Bank Lines of Credit        $       0       5.64%             $0               $0          5.00% b


See note 10 to the Consolidated Financial Statements for general terms of the above short-term borrowings.

a.  Average amounts outstanding at the end of each month for the years ended 5/31/92 and 5/31/93
b.  Weighted average calculated using month-end balances and month-end interest rates.





NATIONAL  DATA  CORPORATION
CONSOLIDATED  SCHEDULE  X
SUPPLEMENTARY  INCOME  STATEMENT  INFORMATION
( in thousands )


                  COLUMN  A                                       COLUMN  B
                                                                  Charged to
                  Item                                            Operating Expenses

May 31, 1992
        Maintenance and repairs                                     $4,382
        Amortization of acquired intangibles and goodwill            6,189
        Taxes, other than payroll and income                         1,298

May 31, 1993
        Maintenance and repairs                                     $4,410
        Amortization of acquired intangibles and goodwill            5,685
        Taxes, other than payroll and income                         1,551

May 31, 1994
        Maintenance and repairs                                     $5,986
        Amortization of acquired intangibles and goodwill            5,981
        Taxes, other than payroll and income                         1,463

