Form 10-K/A
period 1994-05-31
NATIONAL DATA CORP
filed 1994-09-16
CIK 70033

FORM 10-K/A
                                 UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
(Mark One)

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    X   SECURITIES  EXCHANGE ACT OF 1934 [Fee Required]
        For the fiscal year ended May 31, 1994 or

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES  EXCHANGE ACT OF 1934 [No Fee Required]
        For the transition period from __________ to ___________.

Commission File No. 03966

                     NATIONAL DATA CORPORATION
        (Exact name of registrant as specified in its charter)
              Delaware                     58-977458
    (State or other jurisdiction of     (I.R.S.  Employer
     incorporation or organization)       Identification No.)

National Data Plaza
Atlanta, Georgia                               30329-2010
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:    404-728-2000

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
          Title of each class           on which registered
           COMMON STOCK PAR
         VALUE $.125 PER SHARE        THE NEW YORK STOCK EXCHANGE, INC.

Securities registered pursuant to Section 12(g) of the Act:

           NONE
        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X   No.
Indicate by check mark if disclosure of delinquent file
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $232,886,756.25 based upon the last reported sale price on The New York Stock Exchange on August 22, 1994, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by all directors and officers of the registrant, some of whom may not be held to be affiliates upon judicial determination.

The number of shares of the registrant's common stock, par value $.125, outstanding as of August 22, 1994 was 12,641,710 shares.

        DOCUMENTS INCORPORATED BY REFERENCE

                Document Form 10-K

        Portions of the Company's Parts II, IV
        Annual Report to Stockholders
        for the fiscal year ended May 31, 1994

        Portions of the Company's Part III
        Proxy Statement relating to the
        1994 Annual Meeting of Stockholders
            to be held on November 17, 1994




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

                                NATIONAL DATA CORPORATION



                                  By:  /s/ Marion P.  Stevenson
                                  ------------------------------
                                  Marion P.  Stevenson
                                  Vice President and Controller
                                  (Principal Accounting Officer)

   Date:   September 16, 1994



==========================================================================

 Note: Three sections were amended. All changes were numeric, no text was changed. An asterisk indicates the changed amounts.

          1) A table in the MD&A section relating to the prior year.
          2) The Balance Sheet in the Consolidated Financial Statements.
          3) Note 14 in the Notes to Consolidated Financial Statements.

==========================================================================

 1)


Fiscal year ended May 31, 1993 compared to fiscal year ended May 31, 1992
___________________________________________________________________________

The following table reflects the relative percentage ratios and the percent change from the prior year:

                                                             Percent
                            Fiscal year ended May 31,        Increase
                               1993             1992         (Decrease)
(Dollars in Millions)       $         %       $        %     of Dollars
________________________________________________________________________

Revenue:
 Integrated Payment      $113.8     56%     $121.8    56%       (7%)
 Health Care               56.3     28%       47.7    22%       18%
 Government/Corporate      21.5     10%       24.8    11%      (13%)
 Other                     12.9      6%       22.2    11%      (42%)
________________________________________________________________________

  Total Revenue           204.5    100%      216.5   100%       (6%)

Cost of Service:
 Operations                95.5     47%      106.6    49%      (10%)
 Depreciation/Amortization 15.9      8%       15.6     7%        2%
 Hardware Sales            11.1      5%        8.4     4%       32% *
________________________________________________________________________

  Total Cost of Service   122.5     60%      130.6    60%       (6%)
________________________________________________________________________

Gross Margin               82.0     40%       85.9    40%       (5%)

Sales, General and
 Administrative Expense    67.0     33%       71.2    33%       (6%)

     Operating Margin      15.0      7%       14.7     7%        2%

Investment and Other Income 1.8      1%        2.3     1%      (20%)
Interest Expense, (net)    (2.2)    (1%)      (4.2)   (2%)     (47%)
_______________________________________________________________________

Income Before Income Taxes 14.6      7%       12.8     6%       14%

Provision for Income Taxes  6.1      3%        5.4     3%       13%
________________________________________________________________________

Net Income                $ 8.5      4%      $ 7.4     3%       14%
========================================================================


2)



CONSOLIDATED  BALANCE  SHEETS
NATIONAL DATA CORPORATION

(in thousands except share data)
                                                        May 31,       May 31,
                                                         1994          1993
ASSETS                                                   ----          ----
Current assets:
  Cash and cash equivalents                            $38,012       $17,150
  Short-term investments                                    25           625
  Accounts receivable:
    Trade (less allowances of $1,168 and $1,044)        31,763        36,168
    Other (less allowances of $968 and $681)(Note 1)    19,701        17,418
  Investment in sales-type leases, current portion
    (less allowances of $575 and $968) (Note 7)          2,357         6,292
  Inventory                                              3,518         2,663
  Prepaid expenses and other current assets              4,429         5,184
                                                       --------      --------
      Total current assets                              99,805        85,500

Investment in sales-type leases (less allowances
    of $367 and $510)  (Note 7)                          1,500         3,377

Property and equipment, at cost:
  Land                                                     402           402
  Building                                               6,503         6,503
  Equipment                                             71,213        76,067
  Software  (Note 8)                                    27,519        23,849
  Leasehold improvements                                13,949        13,867
  Furniture and fixtures                                 8,744         8,856
  Work in progress                                       2,736           924
                                                       --------      --------
                                                       131,066       130,468
  Less-Accumulated depreciation and amortization      (102,754)     (100,994)
                                                       --------      --------
                                                        28,312        29,474

  Property acquired under capital leases, net of
    accumulated amortization  (Note 6)                   7,317         3,918
                                                       --------      --------
                                                   *    35,629        33,392

Deposits                                                 2,029         2,019

Other assets:
  Acquired intangibles and goodwill, net of accumulated
    amortization of $30,438 and $24,901 (Note 1 and 2)  41,250        46,299
  Other                                                  3,113         4,761
                                                       --------      --------
                                                        44,363        51,060

Total Assets                                          $183,326      $175,348
                                                      ========      ========
See Notes to Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $6,783        $8,466
  Earn-out payable on acquired businesses,
    current portion   (Note 2)                           2,598         3,032
  Accrued compensation and benefits                      4,462         4,792
  Merchant processing payables                          15,154        11,176
  Income taxes payable (Note 3)                          6,358         2,660
  Deferred income taxes, current portion                   776           703
  Obligations under capital leases,
    current portion   (Note 6)                           1,985         1,033
  Mortgage payable, current portion (Note 9)               149           135
  Other accrued liabilities                             12,667        15,761
                                                       --------      --------
      Total current liabilities                         50,932        47,758

Mortgage payable   (Note 9)                             11,100        11,261

Earn-out payable on acquired businesses  (Note 2)        1,238         3,011

Deferred income taxes (Note 3)                           1,685         6,641

Obligations under capital leases  (Note 6)               5,193         2,860

Other long-term liabilities                              3,847         2,556
                                                       --------      --------
      Total liabilities                             *   73,995        74,087

Commitments and contingencies (Note 10)

Stockholders' Equity  (Note 4):
  Preferred stock, par value $1.00 per share,
    1,000,000 shares authorized; none issued                 -             -
  Common stock, par value $.125 per share,
    30,000,000 shares authorized; 12,610,262
    and 12,226,732 shares issued                         1,576         1,528
  Capital in excess of par value                        30,215        26,249
  Retained earnings                                     78,865        74,658
  Cumulative translation adjustment (Note 1)              (533)         (393)
                                                       --------      --------
                                                       110,123       102,042
  Less:
    Deferred compensation   (Note 4)                      (792)         (781)
                                                       --------      --------
Total stockholders' equity                             109,331       101,261

Total Liabilities and Stockholders' Equity            $183,326      $175,348
                                                      =========     =========
See Notes to Consolidated Financial Statements




3)



Note 14 - Quarterly Consolidated Financial Information
          (Unaudited)

____________________________________________________________

(In thousands except per share data)

                                             Quarter Ended
                                  Aug.31     Nov.30     Feb.28   May 31

Fiscal Year 1994
Revenue                          $50,213    $50,321    $50,444   $53,028
Operating Income                   3,947      4,514      4,280     5,646
Net Income:
  Before extraordinary item        2,108    * 2,578      2,641     3,833
  After extraordinary item           658      2,578      2,641     3,833
Earnings per share
  Before extraordinary item          .17        .20        .20       .29
  After extraordinary item           .05        .20        .20       .29


Fiscal Year 1993
Revenue                          $51,592    $49,966    $49,519   $53,479
Operating Income                   2,256      2,939      4,200     5,626
Net Income                         1,143      1,732      2,423     3,191
Earnings per share                   .10        .14        .20       .26