Form 10-Q
period 1994-08-31
NATIONAL DATA CORP
filed 1994-10-17
CIK 70033

NATIONAL DATA CORPORATION
            Condensed Consolidated Statements of Income
               (In Thousands Except Per Share Data)

                                          Quarter Ended August 31,
                                            1994         1993
                                            ----         ----
Revenue                                     $55,969      $50,717

Operating Expenses:
     Cost of service                         30,658       29,937
     Sales, general and administration       20,371       16,833
                                            -------      -------
                                             51,029       46,770

Operating income                              4,940        3,947

Other income (expense):
     Investment and other income                 72          153
     Interest expense, net                     (204)        (465)
                                            -------      -------
                                               (132)        (312)

Income before income taxes and
   extraordinary item                         4,808        3,635
Provision for income taxes                    1,731        1,527
                                            -------      -------
     Net income before extraordinary item     3,077        2,108

Extraordinary item:
Settlement of shareholder lawsuit
  (net of income tax of $1,050) (Note 2)          -       (1,450)
                                            -------      -------
     Net income                              $3,077         $658
                                            -------      -------

Earnings per common and common equivalent share
     Income before extraordinary item          0.23         0.17
     Extraordinary item                           -        (0.12)
                                            -------      -------
          Net Income                          $0.23        $0.05
                                            -------      -------

Earnings per common and common equivalent share,
           assuming full dilution:
     Income before extraordinary item          0.23         0.16
     Extraordinary item                           -        (0.11)
                                            -------      -------
          Net Income                          $0.23        $0.05
                                            -------      -------


See Notes to Unaudited Condensed Consolidated Financial Statements

==============================================================================



                        NATIONAL DATA CORPORATION          P. 1 of 2
                  Condensed Consolidated Balance Sheets
                           (In Thousands)

                                           AUGUST 31,       MAY 31,
                                              1994           1994
ASSETS                                     ------------   -----------
Current assets:
  Cash and cash equivalents                   $30,686        $38,012
  Short-term investments                           25             25
  Accounts receivable:
    Trade receivables (less allowances of
      $1,702, and $1,168)                      36,917         31,763
    Other (less allowances of
      $4,643, and $968)                        17,151         19,701
  Investment in sales-type leases,
    current portion,  (less allowances
    of $522 and $575)                           1,252          2,357
  Inventory                                     4,003          3,518
  Prepaid expenses and other current assets     4,567          4,429
                                              -------        -------
      Total current assets                     94,601         99,805

Investment in sales-type leases (less
    allowances of $435 and $367)                1,115          1,500

Property and equipment, at cost:
  Land                                            402            402
  Building                                      6,503          6,503
  Equipment                                    73,728         71,213
  Software                                     29,106         27,519
  Leasehold improvements                       13,993         13,949
  Furniture and fixtures                        9,044          8,744
  Work in progress                                471          2,736
                                              -------        -------
                                              133,247        131,066
  Less-Accumulated depreciation
    and amortization                         (105,593)      (102,754)
                                              -------        -------
                                               27,654         28,312
  Property acquired under capital leases,
    net of accumulated amortization             6,914          7,317
                                              -------        -------
                                               34,568         35,629

Deposits                                        2,033          2,029

Other assets:
  Acquired intangibles and goodwill,
    net of accumulated amortization
    of $32,537 and $30,882                     47,966         41,250
  Other                                         2,556          3,113
                                              -------        -------
                                               50,522         44,363

Total Assets                                 $182,839       $183,326
                                           ==========     ==========

See Notes to Unaudited Condensed Consolidated Financial Statements




                        NATIONAL DATA CORPORATION          P. 2 of 2
                  Condensed Consolidated Balance Sheets
                           (In Thousands)

                                           AUGUST 31,       MAY 31,
                                              1994           1994
LIABILITIES AND STOCKHOLDERS' EQUITY       ------------   -----------
Current liabilities:
  Accounts payable                             $6,744         $6,783
  Earn-out payable on acquired
    businesses, current portion                 1,682          2,598
  Accrued compensation and benefits             3,564          4,462
  Merchant processing payables                 17,733         15,154
  Income tax payable                            4,843          6,358
  Deferred income taxes, current portion          776            776
  Obligations under capital leases,
    current portion                             2,115          1,985
  Mortgage payable, current portion               153            149
  Other accrued liabilities                    13,235         12,667
                                              -------        -------
      Total current liabilities                50,845         50,932

Mortgage payable                               11,060         11,100

Earn-out payable on acquired businesses           860          1,238

Deferred income taxes                           1,685          1,685

Obligations under capital leases                4,692          5,193

Other long-term liabilities                     1,839          3,847

                                              -------        -------
Total Liabilities                              70,981         73,995

Stockholders' Equity:
  Preferred stock, par value $1.00 per share,
    1,000,000 shares authorized; none issued        -              -
  Common stock, par value $.125 per share,
    30,000,000 shares authorized; 12,687,403
    and 12,610,262 shares issued                1,586          1,576
  Capital in excess of par value               31,162         30,215
  Retained earnings                            80,550         78,865
  Minority interest in equity of subsidiaries      53              -
  Cumulative translation adjustment              (502)          (533)
                                              -------        -------
                                              112,849        110,123
  Less:
    Deferred compensation                        (991)          (792)
                                              -------        -------
Total Stockholders' Equity                    111,858        109,331


Total Liabilities and Stockholders' Equity   $182,839       $183,326
                                           ==========     ==========

See Notes to Unaudited Condensed Consolidated Financial Statements

==============================================================================




                        NATIONAL DATA CORPORATION
              Condensed Consolidated Statements of Cash Flows
                             (In Thousands)
                                                         Three Months
                                                         Ended August 31,
                                                        1994          1993
Cash flows from operating activities:                   -----        -----
 Net income                                              $3,077       $  658
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                         3,335        2,860
    Amortization of acquired intangibles and goodwill     1,655        1,515
    Provision for bad debt, sales allowances
      and operational losses                              1,877        1,610
    Loss on disposal of fixed assets                          -           19
    Changes in assets and liabilities, net
     of the effects of acquisitions:
      (Increase) decrease in trade accounts receivable   (5,568)       2,847
      Decrease (increase) in other accounts receivable    1,754       (4,947)
      Decrease in investment in sales-type leases         1,489        1,312
      Increase in inventory                                (460)        (119)
      Decrease in prepaid expenses and other assets         645          399
      (Decrease)increase in accounts payable
        and accrued liabilities                            (206)       5,387
      Decrease in income taxes payable and
        deferred income taxes payable                    (1,515)      (2,016)
                                                       ---------    --------
 Net cash provided by operating activities                6,083        9,525

Cash flows from investing activities:
 Proceeds from the sale of equipment                          -            7
 Capital expenditures                                    (1,757)      (1,572)
 Business acquisitions, net of cash acquired             (8,985)           -
 Increase in investments & other
   non-current assets                                         -            5
                                                       --------     --------
 Net cash used in investing activities                  (10,742)      (1,560)

Cash flows from financing activities:
 Principal payments under mortgage, capital lease
   arrangements and other long-term debt                   (536)        (424)
 Principal payments on earn-out payable                  (1,294)        (944)
 Net proceeds from the issuance of stock
   under employee stock plan                                549          597
 Dividends paid                                          (1,390)      (1,356)
                                                       --------     --------
 Net cash used in financing activities                   (2,671)      (2,127)

Effect of exchange rate changes on cash                       4          (20)

(Decrease) Increase in cash & cash equivalents           (7,326)       5,818
Cash, beginning of period                                38,012       17,150
                                                       --------     --------
Cash, end of period                                     $30,686      $22,968
                                                       ========     ========

Supplemental schedule of noncash investing
and financing activities:
  Capital leases entered into in exchange
    for property and equipment                          $     6      $   562
                                                       ========     ========

See Notes to Unaudited Condensed Consolidated Financial Statements

==============================================================================


NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In addition, certain reclassifications have been made to the fiscal 1994 consolidated financial statements to conform to the fiscal 1995 presentation.
It is suggested that these financial statements be read in conjunction with financial statements and the notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended May 31, 1994.

In the opinion of management, the information furnished reflects all adjustments necessary to present fairly the results for such interim periods.

NOTE 2 - SHAREHOLDER SUIT:

The Company and certain of its previous officers were party to three lawsuits, which were consolidated as "National Data Corporation
Shareholder Litigation." The plaintiffs, purporting to act on behalf of a class, alleged violations of rule 10(b)(5) under the Securities and Exchange Act of 1934 under a "fraud on the market" theory for alleged misrepresentations and omissions relating to expected earnings which resulted in, the plaintiffs contend, the Company's common stock being overvalued in the market. The Company and the plaintiffs signed an agreement on September 27, 1993 to settle this matter for $6,950,000. The Company's insurer bore two-thirds of the settlement and related future costs. The cost to the Company, net of income taxes, was approximately $1,450,000. Both the Company and its insurer paid their full share of the settlement amount and the settlement received final approval from the court on December 16, 1993.

NOTE 3 - EARNINGS PER SHARE:

Earnings per common share and common equivalent share on a primary basis are computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares represent stock options that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share.

Earnings per common and common equivalent share on a fully diluted basis are computed by the same method as described for primary earnings per share except that the higher of (1) the ending market share price or (2) the average market share price is used to compute the fully diluted earnings per share, as compared to the average market share price for primary earnings per share.


The primary and fully diluted weighted average number of common and common equivalent shares outstanding is as follows (in thousands):

                                   Quarter Ending August 31,
                                     1994          1993
                                    ------         ------
        Primary                     13,168         12,775
        Fully Diluted               13,311         12,877



NOTE 4 - BUSINESS ACQUISITIONS

In June 1994, certain assets and liabilities of Yes Check,Inc.
were acquired by the Company. Yes Check,Inc. is a Chicago-based check guarantee company. In July 1994, the Company acquired the assets and certain liabilities of Lytec Systems, Inc., a Salt Lake City company that develops and markets medical and dental practice management software. Both acquired businesses were accounted for under the purchase method and, accordingly, the operating results of each have been included in the consolidated operating results since the dates of acquisition. Earn-out payments required for both acquisitions are not estimable at this time.

Subsequent to the end of the first quarter, the Company also acquired all of the capital stock of Mercantile Systems, Inc. This is a Chicago-based check guarantee company. This acquisition has not been reflected in the financial statements presented for the period ending August 31, 1994.

The aggregate price paid for these three acquisitions was $21,177,000.

Goodwill and intangibles resulting from these three acquisitions will be amortized over periods not exceeding 20 years.

The following pro forma information for the three acquisitions discussed above is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions taken place on June 1, 1993, nor are they necessarily indicative of future operations.

                                      Fiscal Year      Quarter Ended
                                      Ended May 31,       August 31,
(In thousands, except per share data)     1994              1993
__________________________________________________________________

Revenue                                 $225,051         $58,662
Net Income Before Extraordinary Item      11,965           3,132
Net Income                                10,515           3,132
Earnings Per Share, fully diluted            .81             .24


The pro forma results listed above are unaudited and reflect purchase price accounting adjustments assuming the acquisitions occurred at the beginning of the fiscal year and include estimates for differences in year-end.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations

The first quarter of fiscal year 1995 ended August 31, 1994 compared to the same quarter last year is reflected as follows ($ Millions):


                                                             %
                           FY1995         FY 1994       Inc.(Dec.)
                          $     %         $     %       of Dollars
                         ---   ---       ---   ---     -----------
Revenue:
Integrated Payments     32.3    58%      29.1    57%        11%
Health Care             16.8    30%      14.1    28%        19%
Government & Corporate   5.3     9%       5.0    10%         6%
Other                    1.6     3%       2.5     5%       (36%)
                       ------  -----    ------  -----     -------
Total Revenue           56.0   100%      50.7   100%        10%

Cost of Service:
   Operations           24.4    44%      24.0    47%         2%
   Deprec. & Amort.      3.9     7%       3.5     7%        11%
   Hardware Sales        2.3     4%       2.5     5%        (8%)
                       ------  -----    ------  -----      -------
Total Cost of Service   30.6    55%      30.0    59%          2%

   Gross Margin         25.4    45%      20.7    41%         23%

Sales, General &
  Administration        20.4    36%      16.8     33%        21%
                       ------  -----    ------   -----     -------
   Operating Margin      5.0     9%       3.9      8%        28%

Investment & Other
  Income                 0.0     0%       0.2      0%       (100%)

Interest Expense,(net)  (0.2)   (0%)     (0.5)    (1%)       (60%)
                       ------  -----    ------    -----     -------
Income Before Taxes and
  Extraordinary Item     4.8     9%       3.6      7%         33%

Provision for Income
  Taxes                  1.7     3%       1.5      3%         13%
                       ------  -----    ------    -----     -------
Net Income Before
  Extraordinary Item     3.1     6%       2.1      4%         48%

Extraordinary Item,
   (net of taxes)          -     0%      (1.4)    (3%)        n/a
                       ------  -----    ------    -----     -------
Net Income               3.1     6%        .7      1%        343%
                       ------  -----    ------    -----     -------


Revenue

Total revenue for the first quarter was $55,969,000, an increase of $5,252,000 (10%) from revenue of $50,717,000 for the same period of the prior year. The revenue increase in the period was the result of increased revenue in Health Care Application Systems and Services, $2,664,000 (19%), Integrated Payment Systems, $3,172,000 (11%) and
Government and Corporate Information Systems and Services, $323,000 (6%), partially offset by a decrease in Other revenue of $907,000 (36%).

Health Care revenue growth was principally related to increases in electronic claims processing which increased $2,871,000 (48%) in the period compared to the prior year. Transaction volume increased
40 million (50%) from prior year's volume. Overall revenue from the Company's practice management systems for the pharmacy, dental, government and institutional sectors decreased 3%, while revenue from recurring maintenance fees increased 17%. The overall reduction in revenue reflects the Company's transition in the products' life cycles.

Integrated Payments Systems (IPS) revenues increased 11% over the same period last year. The increase is a result of several factors. The direct (merchant processing) business increased $4,147,000 (27%) and now accounts for 61% of total IPS revenue. This increase was primarily due to increased volume (9%) and increased equipment sales (32%). In addition, a check guarantee business was acquired during the first quarter of fiscal year 1995. Revenue in the Company's indirect (distribution through banks) business decreased 8% as a result of lower revenue per electronic transaction. This decrease was primarily a result of obtaining longer term commitments in exchange for price concessions.

Government and Corporate Information Systems and Services (GCISS) revenue increased 6% over the same period last year primarily due to increased sales of applications for electronic data interchange (EDI). This reverses the declining revenue trend experienced over the past few quarters.

The decrease in other revenue of 36% is principally related to the Company's decision to exit the communication services market in 1991. The customer contracts associated with this business expired in the first quarter of fiscal year 1995.

Costs and Expenses

Total cost of service for the first quarter was $30,658,000, an increase of $721,000 (2%) from the same period last year. While the cost of operations increased $463,000 (2%) from the same period last year, cost of operations as a percentage of revenue decreased from 47% last year to 44% this year. Depreciation and amortization as a percentage of revenue was essentially flat. Hardware costs decreased $204,000 (8%), directly related to volume associated with reduced sales of Health Care practice management systems.

Gross margin increased to 45% from 41% in the same period last year.

Sales, general and administrative expense was $20,371,000 in the quarter ended August 31, 1994. This is an increase of $3,538,000 (21%) from prior year. The increase is primarily due to sales expansion programs in the Integrated Payment Systems and Health Care Applications Systems and Services areas as well as increased sales, general, and administrative expenses related to acquired businesses.

Investment and Other Income

Investment and other income for the first quarter of fiscal year 1995 was $72,000, a decrease of $81,000 (53%) from last year. This decreased interest income is related to the continued decrease in the Company's pharmacy and dental systems lease portfolio. The
Company no longer offers leases directly to its customers.

Interest Expense, Net

Interest expense for the first quarter decreased $261,000 (56%) from the same period last year. This decrease is primarily attributable to an adjustment of imputed interest expense on acquired merchant portfolios made in the first quarter of fiscal year 1994.

Income Taxes

The provision for income taxes, as a percentage of taxable income, was 36% and 42% for the quarters ended August 31, 1994 and 1993, respectively. The decreased rate in the current year is primarily due to research and development tax credits. The
Company expects this lower rate to continue.

Net Income Before Extraordinary Item

The Company's net income before extraordinary item for the first quarter of fiscal year 1995 was $3,077,000, an increase of $969,000 (46%) from first quarter 1994 net income before extraordinary item of $2,108,000.

Extraordinary Item

The Company reported an extraordinary charge of $1,450,000 (net of income taxes) in the first quarter of fiscal 1994, representing the settlement costs of a lawsuit brought against the Company.
(See Note 2 of the unaudited condensed consolidated financial statements for further discussion of the extraordinary item).

Net Income

Net income for the first quarter of fiscal year 1995 was $3,077,000, an increase of $2,419,000, as compared to the prior year net income for the quarter of $658,000. Earnings per share for the period ended August 31, 1994 and 1993 were $0.23 and $0.05, respectively. The weighted average number of common and common equivalent shares outstanding for the first quarter of fiscal 1995 was 13,311,000, an increase of 434,000 (3%) as compared to the same period last year.


Liquidity and Capital Resources

Net cash provided by operating activities was $6,083,000 in the first quarter of fiscal 1995, a decrease of $3,442,000 (36%) from the prior year amount of $9,525,000. The decrease is primarily related to increased trade receivable balances due to increased first quarter sales over the same period last year.

Cash used in investing activities was $10,742,000 compared to the prior year of $1,560,000. In the first quarter of fiscal 1995, two business acquisitions were made totaling $8,985,000.

Net cash used in financing activities was $2,671,000, an increase of $544,000 (26%) over the prior year. Principal payments on earn-out agreements increased $350,000 in the current period. Dividends of approximately $1,390,000 and $1,356,000 were paid in the three month period ending August 31, 1994 and 1993, respectively.

The Company has entered into a $15,000,000, working capital line of credit with two banks expiring in August 1995. The Company believes funds generated from operations along with its committed line of credit and the $30,686,000 cash on hand will be adequate to meet normal business operating need. In addition to the working capital line of credit, the Company obtained a committed $40,000,000 acquisition line of credit which expires in August of 1996.

Stockholder's Equity

Stockholders' equity increased $2,527,000 (2%), from May 31, 1994 to $111,858,000 at August 31, 1994.



Part II

ITEM 1 - PENDING LEGAL PROCEEDINGS
_____________________________________

None


ITEM 2 - OTHER INFORMATION
_____________________________

None


                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   National Data Corporation
                                           (Registrant)


Date:   October 14, 1994            By:  /s/ Jerry W. Braxton
                                        ______________________
                                          Jerry W.  Braxton
                                      Chief Financial Officer