Form 10-Q
period 1994-11-30
NATIONAL DATA CORP
filed 1995-01-17
CIK 70033

NATIONAL DATA CORPORATION
            Condensed Consolidated Statements of Income
               (In Thousands Except Per Share Data)

                                          Quarter Ended November 30,
                                            1994         1993
                                            ----         ----
Revenue                                     $59,812      $50,854

Operating Expenses:
     Cost of service                         32,847       29,728
     Sales, general and administrative       21,110       16,612
                                            -------      -------
                                             53,957       46,340

Operating income                              5,855        4,514

Other income (expense):
     Investment and other income                 64          142
     Interest expense, net                     (424)        (397)
                                            -------      -------
                                               (360)        (255)

Income before income taxes                    5,495        4,259
Provision for income taxes                    1,978        1,681
                                            -------      -------
     Net income                               3,517        2,578
                                            -------      -------

Earnings per common and
   common equivalent share                    $0.26        $0.20
                                            -------      -------

Earnings per common and common
equivalent share,assuming full dilution       $0.26        $0.20
                                            -------      -------


See Notes to Unaudited Condensed Consolidated Financial Statements

==============================================================================
                     NATIONAL DATA CORPORATION
            Condensed Consolidated Statements of Income
               (In Thousands Except Per Share Data)

                                          Six Months Ended November 30,
                                              1994         1993
                                              ----         ----
Revenue                                    $115,781     $101,571

Operating Expenses:
     Cost of service                         63,505       59,665
     Sales, general and administrative       41,481       33,445
                                            -------      -------
                                            104,986       93,110

Operating income                             10,795        8,461

Other income (expense):
     Investment and other income                136          296
     Interest expense, net                     (628)        (863)
                                            -------      -------
                                               (492)        (567)

Income before income taxes and
   extraordinary item                        10,303        7,894
Provision for income taxes                    3,709        3,208
                                            -------      -------
     Net income before extraordinary item     6,594        4,686

Extraordinary item:
Settlement of shareholder lawsuit
 (net of income tax benefit
         of $1,050) (Note 2)                      -       (1,450)
                                            -------      -------
     Net income                              $6,594       $3,236
                                            -------      -------

Earnings per common and common equivalent share
     Income before extraordinary item         $0.50        $0.37
     Extraordinary item                           -        (0.12)
                                            -------      -------
          Net Income                          $0.50        $0.25
                                            -------      -------

Earnings per common and common equivalent share,
           assuming full dilution:
     Income before extraordinary item         $0.49        $0.37
     Extraordinary item                           -        (0.12)
                                            -------      -------
          Net Income                          $0.49        $0.25
                                            -------      -------


See Notes to Unaudited Condensed Consolidated Financial Statements

==============================================================================


                        NATIONAL DATA CORPORATION          P. 1 of 2
                  Condensed Consolidated Balance Sheets
                           (In Thousands)

                                          NOVEMBER 30,      MAY 31,
                                              1994           1994
ASSETS                                     ------------   -----------
Current assets:
  Cash and cash equivalents                   $14,514        $38,012
  Short-term investments                          601             25
  Accounts receivable:
    Trade receivables (less allowances of
      $1,661, and $1,168)                      39,476         31,763
    Other (less allowances of
      $3,691, and $968)                        20,724         19,701
  Investment in sales-type leases,
    current portion,  (less allowances
    of $354 and $575)                             835          2,357
  Inventory                                     3,956          3,518
  Prepaid expenses and other current assets     5,362          4,429
                                              -------        -------
      Total current assets                     85,468         99,805

Investment in sales-type leases (less
    allowances of $485 and $367)                1,217          1,500

Property and equipment, at cost:
  Land                                            402            402
  Building                                      6,503          6,503
  Equipment                                    78,121         71,213
  Software                                     28,687         27,519
  Leasehold improvements                       14,419         13,949
  Furniture and fixtures                        9,840          8,744
  Work in progress                              1,649          2,736
                                              -------        -------
                                              139,621        131,066
  Less-Accumulated depreciation
    and amortization                         (111,760)      (102,754)
                                              -------        -------
                                               27,861         28,312
  Property acquired under capital leases,
    net of accumulated amortization             6,655          7,317
                                              -------        -------
                                               34,516         35,629

Deposits                                          439          2,029

Other assets:
  Acquired intangibles and goodwill,
    net of accumulated amortization
    of $33,616 and $30,882                     71,046         41,250
  Other                                         2,419          3,113
                                              -------        -------
                                               73,465         44,363

Total Assets                                 $195,105       $183,326
                                           ==========     ==========

See Notes to Unaudited Condensed Consolidated Financial Statements




                        NATIONAL DATA CORPORATION          P. 2 of 2
                  Condensed Consolidated Balance Sheets
                           (In Thousands)

                                           NOVEMBER 30,     MAY 31,
                                              1994           1994
LIABILITIES AND STOCKHOLDERS' EQUITY       ------------   -----------
Current liabilities:
  Accounts payable                             $8,509         $6,783
  Notes payable on acquired
    business, current portion (Note 4)          1,011             -
  Earn-out payable on acquired
    businesses, current portion                 1,711          2,598
  Accrued compensation and benefits             5,034          4,462
  Merchant processing payables                 16,080         15,154
  Income tax payable                            6,696          6,358
  Deferred income taxes, current portion          776            776
  Obligations under capital leases,
    current portion                             2,352          1,985
  Mortgage payable, current portion               157            149
  Other accrued liabilities                    14,753         12,667
                                              -------        -------
      Total current liabilities                57,079         50,932

Mortgage payable                               11,020         11,100

Notes payable on acquired business (Note 4)     3,088

Earn-out payable on acquired businesses           471          1,238

Deferred income taxes                           1,796          1,685

Obligations under capital leases                4,393          5,193

Other long-term liabilities                     1,823          3,847

                                              -------        -------
Total Liabilities                              79,670         73,995

Stockholders' Equity:
  Preferred stock, par value $1.00 per share,
    1,000,000 shares authorized; none issued        -              -
  Common stock, par value $.125 per share,
    30,000,000 shares authorized; 12,775,483
    and 12,610,262 shares issued                1,597          1,576
  Capital in excess of par value               32,213         30,215
  Retained earnings                            82,663         78,865
  Minority interest in equity of subsidiaries     175              -
  Cumulative translation adjustment              (460)          (533)
                                              -------        -------
                                              116,188        110,123
  Less:
    Deferred compensation                        (753)          (792)
                                              -------        -------
Total Stockholders' Equity                    115,435        109,331


Total Liabilities and Stockholders' Equity   $195,105       $183,326
                                           ==========     ==========

See Notes to Unaudited Condensed Consolidated Financial Statements

==============================================================================




                        NATIONAL DATA CORPORATION
              Condensed Consolidated Statements of Cash Flows
                             (In Thousands)
                                                           Six Months
                                                         Ended November 30,
                                                        1994          1993
Cash flows from operating activities:                   -----        -----
 Net income                                              $6,594      $ 3,236
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                         6,748        5,694
    Amortization of acquired intangibles and goodwill     3,363        3,035
    Provision for bad debt, sales allowances
      and operational losses                              4,249        2,086
    Loss on disposal of fixed assets                         34           79
    Changes in assets and liabilities, net
     of the effects of acquisitions:
      (Increase) decrease in trade accounts receivable   (6,465)         605
      Increase in other accounts receivable              (1,791)      (1,795)
      Decrease in investment in sales-type leases         1,834        1,982
      (Decrease) increase in inventory                      313       (1,097)
      Decrease in prepaid expenses and other assets       1,352          423
      (Decrease)increase in accounts payable
        and accrued liabilities                          (1,574)       3,410
      Increase in income taxes payable and
        deferred income taxes payable                       323          193
                                                       ---------    --------
 Net cash provided by operating activities               14,980       17,851

Cash flows from investing activities:
 Capital expenditures                                    (4,358)      (3,938)
 Business acquisitions, net of cash acquired            (32,340)        (400)
 Increase in investments and other
   non-current assets                                     2,204            6
                                                       --------     --------
 Net cash used in investing activities                  (34,494)      (4,332)

Cash flows from financing activities:
 Principal payments under mortgage, capital lease
   arrangements and other long-term debt                 (1,188)        (918)
 Principal payments on earn-out payable                  (1,627)      (1,499)
 Net proceeds from the issuance of stock
   under employee stock plan                              1,611        2,230
 Dividends paid                                          (2,796)      (2,733)
                                                       --------     --------
 Net cash used in financing activities                   (4,000)      (2,920)

Effect of exchange rate changes on cash                      16          (25)

(Decrease) Increase in cash and cash equivalents        (23,498)      10,574
Cash, beginning of period                                38,012       17,150
                                                       --------     --------
Cash, end of period                                     $14,514      $27,724
                                                       ========     ========

Supplemental schedule of noncash investing
and financing activities:
 Promissory notes entered into in exchange
    for capital stock                                   $ 3,006          -
 Capital leases entered into in exchange
    for property and equipment                          $   297      $ 1,447
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

Earnings per common and common equivalent share on a fully diluted basis are computed by the same method as described for primary earnings per share except that the higher of (1) the ending market share price for the period or (2) the average market share price for the period is used to compute the fully diluted earnings per share, as compared to the average market share price for primary earnings per share.


The primary and fully diluted weighted average number of common and common equivalent shares outstanding is as follows (in thousands):

                         Quarter Ended             Six Months Ended
                          November 30,               November 30,
                       1994        1993            1994       1993
                     ------       ------          ------     ------
Weighted Average     12,737       12,449          12,695     12,368
Primary              13,437       12,963          13,297     12,924
Fully Diluted        13,452       12,963          13,410     12,924


NOTE 4 - BUSINESS ACQUISITIONS

The Company closed four acquisition transactions during the period beginning June 1, 1994 and ending October 26, 1994. Each is described below.

On June 1, 1994, the Company acquired a majority interest in certain assets and liabilities of Yes Check Services, Inc. (hereinafter "Yes Check"). These assets and liabilities were purchased directly from Yes Check. The assets and liabilities are used in a Chicago-based check guarantee business.

Effective September 2, 1994, the Company acquired a Chicago-based check guarantee business through the purchase of all of the capital stock of Mercantile Systems, Inc. (hereinafter "Mercantile") The stock was purchased from the individual shareholders of Mercantile, a group of approximately 13 persons.

On July 15, 1994, the Company acquired substantially all of the assets and liabilities of Lytec Systems, Inc. (hereinafter "Lytec"), a Salt Lake City, Utah-based physician and dental practice management software development company. The assets and liabilities were bought by the Company from Lytec.

Effective October 26, 1994, the Company acquired all of the capital stock of Zadall Systems Group, Inc. (hereinafter "Zadall"), a Vancouver, British Columbia-based pharmacy and dental practice management software development company. The stock was purchased from the individual shareholders of Zadall.

The aggregate price paid for these acquisitions was $36,177,000 plus future earn-out payments required for both the Yes Check and Lytec transactions. These subsequent payments are not estimable at this time. Cash from internally generated funds was used to finance $33,171,000 of the purchase price and non-negotiable installment notes in the face amount of $3,006,000, payable over 3 years, were issued to finance the remainder. The net value of the tangible assets acquired was $3,096,000. The excess of cost over tangible assets acquired of $33,081,000 was allocated to intangibles including goodwill. These will be amortized over their estimated useful life, which in the aggregate approximates 20 years.

The following pro forma information for the four acquisitions discussed above is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions taken place on June 1, 1993, nor are they necessarily indicative of future operations.


                       Fiscal Year Ended   Quarter Ended   Six Months Ended
(In thousands,          May 31, 1994       Nov. 30, 1994    Nov. 30, 1994
  except per share data)
___________________________________________________________________________

Revenue                    $234,439         $61,630            $117,599
Net Income Before
  Extraordinary Item         12,152           3,431               6,508
Net Income                   10,702           3,431               6,508
Earnings Per Share,
  fully diluted                 .82             .26                 .49


The pro forma results listed above are unaudited and reflect purchase price accounting adjustments assuming the acquisitions occurred at the beginning of the fiscal year and include estimates for differences in year-end.











MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The second quarter of fiscal year 1995 ended November 30, 1994 compared to the same quarter last year is reflected as follows:

                                    ($ Millions)

                           FY1995         FY 1994       Inc.(Dec.)
                          $     %         $     %           %
                         ---   ---       ---   ---     -----------
Revenue:
Integrated Payments     33.5    56%      28.4    56%        18%
Health Care             20.0    33%      15.5    31%        29%
Government & Corporate   5.1     9%       4.8     9%         8%
Other                    1.2     2%       2.2     4%       (45%)
                       ------  -----    ------  -----     -------
Total Revenue           59.8   100%      50.9   100%        18%

Cost of Service:
   Operations           26.0    43%      23.7    47%        10%
   Deprec. & Amort.      4.0     7%       3.4     7%        18%
   Hardware Sales        2.8     5%       2.6     5%         8%
                       ------  -----    ------  -----      -------
Total Cost of Service   32.8    55%      29.7    59%        10%

   Gross Margin         27.0    45%      21.2    42%        27%

Sales, General &
  Administrative        21.1    35%      16.6     33%       27%
                       ------  -----    ------   -----     -------
   Operating Margin      5.9    10%       4.6      9%       28%

Investment & Other
  Income                 0.1     0%       0.1      0%        0%

Interest Expense,(net)  (0.5)   (1%)     (0.4)    (1%)       0%
                       ------  -----    ------    -----   -------
Income Before Income
   Taxes                 5.5     9%       4.3      8%       28%

Provision for Income
  Taxes                  2.0     3%       1.7      3%       18%
                       ------  -----    ------    -----   -------
Net Income               3.5     6%       2.6      5%       35%
                       ------  -----    ------    -----   -------





Revenue

Total revenue for the second quarter was $59,812,000, an increase of $8,958,000 (18%) from revenue of $50,854,000 for the same period of the prior year. The revenue increase in the period was the result of increased revenue in Health Care Application Systems and Services, $4,565,000 (29%), Integrated Payment Systems, $4,996,000 (18%) and Government and Corporate Information Systems and Services, $389,000 (8%), partially offset by a decrease in Other Revenue of $992,000 (45%).

Health Care revenue growth was principally related to increases in electronic claims processing which increased $3,007,000 (45%) in the period compared to the prior year. Overall revenue from the Company's practice management systems for the pharmacy, dental, government and institutional sectors increased 20%, principally due to acquisitions. Revenue from recurring maintenance fees increased 14%.

Integrated Payments Systems (IPS) revenues increased 18% over the same period last year. The increase is a result of several factors. The direct (merchant processing) business increased $6,170,000 and accounts for
65% of total IPS revenue.  This increase was primarily due to increased volume of merchant sales processed and equipment sales. In addition, two check guarantee businesses were acquired during fiscal year 1995. Revenue in the Company's indirect (distribution through banks) business decreased 8% as a
result of lower revenue per electronic transaction.   This decrease was
primarily a result of mix changes and reduced prices associated with the renewal of a number of long term contracts.

Government and Corporate Information Systems and Services (GCISS) revenue increased 8% over the same period last year primarily due to increased sales of applications for electronic data interchange products.

The decrease in Other Revenue of 45% is principally related to the Company's decision to exit the communication services market in 1991. The customer contracts associated with this business expired in the first quarter of fiscal year 1995.

Costs and Expenses

Total cost of service for the second quarter was $32,847,000, an increase of $3,119,000 (10%) from the same period last year. While the cost of operations increased $2,287,000 (10%) from the same period last year, cost of operations as a percentage of revenue decreased from 47% last year to 43% this year. Depreciation and amortization as a percentage of revenue held constant. Hardware costs increased $217,000 (8%), directly related to volume associated with increased equipment sales in the Integrated Payment Systems business.

Gross margin increased to 45% from 42% in the same period last year.

Sales, general and administrative expense was $21,110,000 in the quarter ended November 30, 1994. This is an increase of $4,498,000 (27%) from the prior year. The increase is primarily due to sales expansion programs in the Integrated Payment Systems and Health Care areas as well as increased sales, general, and administrative expenses associated with acquired businesses.

 Investment and Other Income

Investment and other income for the second quarter of fiscal year 1995 was $64,000, a decrease of $78,000 (55%) from last year. This decreased interest income is related to a decline in the number of leases held directly by the Company. The Company no longer offers leases directly to its customers.

Interest Expense, Net

Interest expense for the first quarter increased $27,000 (7%) from the same period last year. This increase is primarily attributable to decreased cash balances and resulting lower interest income.


Income Taxes

The provision for income taxes, as a percentage of taxable income, was 36% and 39% for the quarters ended November 30, 1994 and 1993, respectively. The decreased rate in the current year is primarily due to research and development tax credits. The Company expects this lower rate to continue.


Net Income

Net income for the second quarter of fiscal year 1995 was $3,517,000, an increase of $939,000, as compared to the prior year net income for the quarter of $2,578,000. Earnings per share for the period ended November 30, 1994 and 1993 were $0.26 and $ 0.20, respectively. The weighted average number of common and common equivalent shares outstanding for the second quarter of fiscal 1995 was 12,737,000, an increase of 288,000 (4%) as compared to the same period last year.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The six months ended November 30, 1994 compared to the same period last
year is reflected as follows:            ($ Millions)

                                                             %
                           FY1995         FY 1994       Inc.(Dec.)
                          $     %         $     %       of Dollars
                         ---   ---       ---   ---     -----------
Revenue:
Integrated Payments     65.8    57%      57.6    56%        14%
Health Care             36.8    32%      29.6    29%        24%
Government & Corporate  10.4     9%       9.7    10%         7%
Other                    2.8     2%       4.7     5%       (40%)
                       ------  -----    ------  -----     -------
Total Revenue          115.8   100%     101.6   100%        14%

Cost of Service:
   Operations           50.4    44%      47.7    47%         6%
   Deprec. & Amort.      8.0     7%       6.9     7%        16%
   Hardware Sales        5.1     4%       5.1     5%         0%
                       ------  -----    ------  -----      -------
Total Cost of Service   63.5    55%      59.7    59%         6%

   Gross Margin         52.3    45%      41.9    41%        25%

Sales, General &
  Administrative        41.5    36%      33.4    33%        24%
                       ------  -----    ------   -----     -------
   Operating Margin     10.8     9%       8.5     8%        27%

Investment & Other
  Income                 0.1     0%       0.3      0%      (67%)

Interest Expense,(net)  (0.6)   (0%)     (0.9)    (0%)      33%
                       ------  -----    ------    -----   -------
Income Before Taxes and
  Extraordinary Item    10.3     9%       7.9      8%       30%

Provision for Income
  Taxes                  3.7     3%       3.2      3%       16%
                       ------  -----    ------    -----  -------
Net Income Before
  Extraordinary Item     6.6     6%       4.7      5%       40%

Extraordinary Item,
   (net of taxes)          -     0%      (1.5)    (2%)        -
                       ------  -----    ------    -----   -------
Net Income               6.6     6%       3.2      3%      106%
                       ------  -----    ------    -----   -------





Revenue

Total revenue for the first six months was $115,781,000, an increase of $14,210,000 (14%) from revenue of $101,571,000 for the same period of the prior year. The revenue increase in the period was the result of increased revenue in Health Care Application Systems and Services, $7,229,000 (24%), Integrated Payment Systems, $8,168,000 (14%) and Government and Corporate Information Systems and Services, $711,000 (7%), partially offset by a decrease in Other Revenue of $1,898,000 (40%).

Health Care revenue growth was principally related to increases in electronic claims processing which increased $5,878,000 (46%) in the period compared to the prior year. Overall revenue from the Company's practice management systems for the pharmacy, dental, government and institutional sectors increased 5%. Revenue from recurring maintenance fees increased 6%.

Integrated Payments Systems (IPS) revenues increased 14% over the same period last year. The increase is a result of several factors. The direct (merchant processing) business increased $10,414,000 and represents
63% of total IPS revenue. This increase was primarily due to increased volume of merchant sales processed and equipment sales. In addition, two check guarantee businesses were acquired during fiscal year 1995. Revenue in the Company's indirect (distribution through banks) business decreased 7% as a
result of lower revenue per electronic transaction.   This decrease was
primarily a result of mix changes and reduced prices associated with the renewal of a number of long term contracts.

Government and Corporate Information Systems and Services (GCISS) revenue increased 7% over the same period last year primarily due to increased sales of applications for electronic data interchange products.

The decrease in Other Revenue of 40% is principally related to the Company's decision to exit the communication services market in 1991. The customer contracts associated with this business expired in the first quarter of fiscal year 1995.

Costs and Expenses

Total cost of service for the first six months was $63,505,000, an increase of $3,840,000 (6%) from the same period last year. While the cost of operations increased $2,750,000 (6%) from the same period last year, cost of operations as a percentage of revenue decreased from 47% last year to 44% this year. Depreciation and amortization increased $1,077,000 (16%) as a result of a computer system upgrade in the latter half of fiscal year 1994. Hardware costs as a percentage of revenue remained con stant.

Gross margin increased to 45% from 41% in the same period last year.

Sales, general and administrative expense was $41,481,000 in the six months ended November 30, 1994. This is an increase of $8,036,000 (24%) from the prior year. The increase is primarily due to sales expansion programs in the Integrated Payment Systems and Health Care areas as well as increased sales, general, and administrative expenses related to acquired businesses.


Investment and Other Income

Investment and other income for the first six months of fiscal year 1995 was $136,000, a decrease of $160,000 (54%) from last year. This decreased interest income is related to a decline in the number of leases held directly by the Company. The Company no longer offers leases directly to its customers.

Interest Expense, Net

Interest expense for the period decreased $235,000 (27%) from the same period last year. This decrease is primarily attributable to an adjustment of imputed interest expense on acquired merchant portfolios made in the first quarter of fiscal year 19 94.


Income Taxes

The provision for income taxes, as a percentage of taxable income, was 36% and 40% for the six months ended November 30, 1994 and 1993, respectively. The decreased rate in the current year is primarily due to research and development tax credits. The Company expects this lower rate to continue.


Net Income Before Extraordinary Item

The Company's net income before extraordinary item for the first six months of fiscal year 1995 was $6,594,000, an increase of $1,908,000 from the prior year's net income before extraordinary item of $4,686,000.

Extraordinary Item

The Company reported an extraordinary charge of $1,450,000 (net of income taxes) in the first quarter of fiscal 1994, representing the settlement costs of a lawsuit brought against the Company. (See Note 2 of the unaudited condensed consolidated financial statements for further discussion of the extraordinary item).

Net Income

Net income for the period was $6,594,000, an increase of $3,358,000, as compared to the prior year's net income for the period of $3,236,000. Earnings per share for the period ended November 30, 1994 and 1993 were $0.49 and $0.25, respectively. The weighted average number of common and common equivalent shares outstanding for the six month period ended November 30, 1994 was 12,695,000, an increase of 327,000 (3%) as compared to the same period last year.


Liquidity and Capital Resources

Net cash provided by operating activities was $14,980,000 for the six months ended November 30, 1994, a decrease of $2,871,000 (16%) from the prior year amount of $17,851,000. The decrease is primarily related to increased trade receivable balances due to increased sales over the same period last year.

Cash used in investing activities was $34,494,000 compared to the prior year of $4,332,000. In the first six months of fiscal 1995, four business acquisitions were made totaling $32,340,000, net of cash acquired. In addition, a $2,000,000 bank compensating balance was refunded to the Company.

Net cash used in financing activities was $4,000,000, an increase of $1,080,000 (37%) over the prior year. Principal payments on earn-out agreements increased $128,000 in the current period. Dividends of approximately $2,796,000 and $2,733,000 were paid in the six month periods ending November 30, 1994 and 1993, respectively.

The Company has entered into a $15,000,000, working capital line of credit with two banks expiring in August 1995. The Company believes funds generated from operations along with its committed line of credit and the $14,514,000 cash on hand will be adequate to meet normal business operating needs. In addition to the working capital line of credit, the Company has obtained a committed $40,000,000 acquisition line of credit which expires in August of 1996. The Company also has a $500,000 working line of credit with Royal Bank of Canada expiring in March 1995.

Stockholders' Equity

Stockholders' equity increased $6,104,000 (6%), from May 31, 1994 to $115,435,000 at November 30, 1994.




Part II

ITEM 1 - PENDING LEGAL PROCEEDINGS
_____________________________________

None


ITEM 2 - OTHER INFORMATION
_____________________________

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
__________________________________________________________________

The Company's annual meeting of stockholders was held on November 17, 1994. At the annual meeting, the stockholders of the Company approved the following items:

        1. Election of two directors in Class II, Edward L. Barlow and Neil Williams, to serve until the annual meeting of stockholders in 1997 and thereafter until their successors are duly elected and qualified; and


        2. Amendment of the Company's 1981 Employee Stock Purchase Plan to increase the number of shares that may be issued thereunder from 600,000 to 900,000.









Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            National Data Corporation
                                                 (Registrant)


Date:   January 16, 1995                  By:    /s/ Jerry W. Braxton
        ________________                         ____________________

                                                   Jerry W. Braxton
                                                 Chief Financial Officer