Form 10-Q
period 1995-02-28
NATIONAL DATA CORP
filed 1995-04-14
CIK 70033

NATIONAL DATA CORPORATION
            Condensed Consolidated Statements of Income
               (In Thousands Except Per Share Data)

                                          Quarter Ended February 28,
                                            1995         1994
                                            ----         ----
Revenue                                     $62,155      $51,014

Operating Expenses:
     Cost of service                         33,781       29,683
     Sales, general and administrative       22,113       17,051
                                            -------      -------
                                             55,894       46,734

Operating income                              6,261        4,280

Other income (expense):
     Investment and other income                 69          105
     Interest expense, net                     (307)        (316)
                                            --------     -------
                                               (238)        (211)

Income before income taxes                    6,023        4,069
Provision for income taxes                    2,168        1,428
                                            -------      -------
     Net income                               3,855        2,641
                                            -------      -------

Earnings per common and
   common equivalent share                    $0.19        $0.13
   (See Notes 3 and 4)                      -------      -------

Earnings per common and common
equivalent share,assuming full dilution       $0.19        $0.13
   (See Notes 3 and 4)                      -------      -------


See Notes to Unaudited Condensed Consolidated Financial Statements
==============================================================================






                     NATIONAL DATA CORPORATION
            Condensed Consolidated Statements of Income
               (In Thousands Except Per Share Data)

                                         Nine Months Ended February 28,
                                              1995         1994
                                              ----         ----
Revenue                                    $177,936     $152,585

Operating Expenses:
     Cost of service                         97,286       89,348
     Sales, general and administrative       63,594       50,496
                                            -------      -------
                                            160,880      139,844

Operating income                             17,056       12,741

Other income (expense):
     Investment and other income                205          401
     Interest expense, net                     (935)      (1,179)
                                            -------      -------
                                               (730)        (778)

Income before income taxes and
   extraordinary item                        16,326       11,963
Provision for income taxes                    5,877        4,636
                                            -------      -------
     Net income before extraordinary item    10,449        7,327

Extraordinary item:
Settlement of shareholder lawsuit
 (net of income tax benefit
         of $1,050) (Note 2)                      -       (1,450)
                                            -------      -------
     Net income                             $10,449       $5,877
                                            -------      -------

Earnings per common and common
  equivalent share (See Notes 3 and 4)
     Income before extraordinary item         $0.52        $0.37
     Extraordinary item                           -        (0.07)
                                            -------      -------
          Net Income                          $0.52        $0.30
                                            -------      -------

Earnings per common and common equivalent share,
  assuming full dilution (See Notes 3 and 4)
     Income before extraordinary item         $0.51        $0.37
     Extraordinary item                           -        (0.07)
                                            -------      -------
          Net Income                          $0.51        $0.30
                                            -------      -------


See Notes to Unaudited Condensed Consolidated Financial Statements

==============================================================================












                        NATIONAL DATA CORPORATION          P. 1 of 2
                  Condensed Consolidated Balance Sheets
                           (In Thousands)

                                          FEBRUARY 28,      MAY 31,
                                              1995           1994
ASSETS                                     ------------   -----------
Current assets:
  Cash and cash equivalents                   $21,198        $38,012
  Short-term investments                           25             25
  Accounts receivable:
    Trade (less allowances of
      $1,539, and $1,168)                      40,193         31,763
    Other (less allowances of
      $3,495, and $968)                        18,300         19,701
  Investment in sales-type leases,
    current portion,  (less allowances
    of $288 and $575)                             417          2,357
  Inventory                                     3,587          3,518
  Prepaid expenses and other current assets     5,212          4,429
                                              -------        -------
      Total current assets                     88,932         99,805

Investment in sales-type leases (less
    allowances of $392 and $367)                  637          1,500

Property and equipment, at cost:
  Land                                            402            402
  Building                                      6,503          6,503
  Equipment                                    79,132         71,213
  Software                                     29,388         27,519
  Leasehold improvements                       14,494         13,949
  Furniture and fixtures                       10,279          8,744
  Work in progress                              1,474          2,736
                                              -------        -------
                                              141,672        131,066
  Less-Accumulated depreciation
    and amortization                         (114,549)      (102,754)
                                              -------        -------
                                               27,123         28,312
  Property acquired under capital leases,
    net of accumulated amortization             6,805          7,317
                                              -------        -------
                                               33,928         35,629

Deposits                                          439          2,029

Other assets:
  Acquired intangibles and goodwill,
    net of accumulated amortization
    of $36,158 and $30,882                     75,692         41,250
  Other                                         2,111          3,113
                                              -------        -------
                                               77,803         44,363

Total Assets                                 $201,739       $183,326
                                           ==========     ==========

See Notes to Unaudited Condensed Consolidated Financial Statements




                        NATIONAL DATA CORPORATION          P. 2 of 2
                  Condensed Consolidated Balance Sheets
                           (In Thousands)

                                           FEBRUARY 28,     MAY 31,
                                              1995           1994
LIABILITIES AND STOCKHOLDERS' EQUITY       ------------   -----------
Current liabilities:
  Accounts payable                             $9,161         $6,783
  Notes payable on acquired
    business, current portion (Note 5)          1,935             -
  Earn-out payable on acquired
    businesses, current portion                 1,561          2,598
  Accrued compensation and benefits             4,134          4,462
  Merchant processing payables                 18,575         15,154
  Income tax payable                            6,709          6,358
  Deferred income taxes, current portion          776            776
  Obligations under capital leases,
    current portion                             2,319          1,985
  Mortgage payable, current portion               160            149
  Deferred income                               4,718          1,032
  Other accrued liabilities                    11,867         11,635
                                              -------        -------
      Total current liabilities                61,915         50,932

Mortgage payable                               10,978         11,100

Notes payable on acquired business (Note 5)     2,607            -

Earn-out payable on acquired businesses            35          1,238

Deferred income taxes                           1,685          1,685

Obligations under capital leases                4,440          5,193

Other long-term liabilities                     1,804          3,847

                                              -------        -------
Total Liabilities                              83,464         73,995

Minority interest in equity of subsidiaries       262             -

Stockholders' Equity:
  Preferred stock, par value $1.00 per share,
    1,000,000 shares authorized; none issued        -              -
  Common stock, par value $.125 per share,
    45,000,000 shares authorized; 19,251,429
    and 12,610,262 shares issued (Note 3)       1,604          1,576
  Capital in excess of par value               32,821         30,215
  Retained earnings                            85,105         78,865
  Cumulative translation adjustment            (1,010)          (533)
                                              -------        -------
                                              118,520        110,123
  Less:
    Deferred compensation                        (507)          (792)
                                              -------        -------
Total Stockholders' Equity                    118,013        109,331


Total Liabilities and Stockholders' Equity   $201,739       $183,326
                                           ==========     ==========

See Notes to Unaudited Condensed Consolidated Financial Statements

==============================================================================


                        NATIONAL DATA CORPORATION
              Condensed Consolidated Statements of Cash Flows
                             (In Thousands)
                                                          Nine Months
                                                         Ended February 28,
                                                        1995          1994
Cash flows from operating activities:                   -----        -----
 Net income                                             $10,449      $ 5,877
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                        10,279        8,822
    Amortization of acquired intangibles and goodwill     5,277        4,509
    Provision for bad debt, sales allowances
      and operational losses                              6,909        3,171
    Loss on disposal of fixed assets                         34           64
    Changes in assets and liabilities, net
     of the effects of acquisitions:
      (Increase) decrease in trade accounts receivable   (6,834)       1,807
      (Increase) decrease in other accounts receivable     (770)         132
      Decrease in investment in sales-type leases         2,939        4,027
      Decrease (increase) in inventory                      675       (1,847)
      Decrease in prepaid expenses and other assets       2,074        1,507
      Increase (decrease) in accounts payable
        and accrued liabilities                             808       (5,303)
      Increase in income taxes payable and
        deferred income taxes payable                       269          972
                                                       ---------    --------
 Net cash provided by operating activities               32,109       23,738

Cash flows from investing activities:
 Capital expenditures                                    (6,367)      (8,726)
 Business acquisitions, net of cash acquired            (38,081)        (400)
 Increase in investments and other
   non-current assets                                     1,933          600
                                                       --------     --------
 Net cash used in investing activities                  (42,515)      (8,526)

Cash flows from financing activities:
 Payments on notes payable                                 (285)          -
 Principal payments under mortgage, capital lease
   arrangements and other long-term debt                 (1,963)      (1,558)
 Principal payments on earn-out payable                  (2,213)      (2,278)
 Net proceeds from the issuance of stock
   under employee stock plan                              2,272        2,862
 Dividends paid                                          (4,207)      (4,116)
                                                       --------     --------
 Net cash used in financing activities                   (6,396)      (5,090)

Effect of exchange rate changes on cash                     (12)         (35)

(Decrease) increase in cash and cash equivalents        (16,814)      10,087
Cash, beginning of period                                38,012       17,150
                                                       --------     --------
Cash, end of period                                     $21,198      $27,237
                                                       ========     ========

Supplemental schedule of noncash investing
and financing activities:
 Promissory notes entered into in exchange
    for capital stock                                   $ 3,506          -
 Capital leases entered into in exchange
    for property and equipment                          $ 1,057      $ 1,814
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


NOTE 3 - STOCK SPLIT

On January 24, 1995 the Company's Board of Directors approved a three-for-two split, effected in the form of a dividend, of the Company's $.125 par value Common Stock and the rights to purchase one one-hundreth of a share of the $1.00 par value Series A Junior Participating Preferred Stock. Shareholders of record on February 20, 1995 were entitled to the stock distribution resulting from the three-for-two split. The stock split was effective March 20, 1995.
As a result of the stock split the Company issued an additional
6,417,895 shares of Common Stock and rights to purchase on one-hundreth of a share of the $1.00 par value Series A Junior Participating Preferred Stock. The effects of the split have been reflected in all earnings per share calculations and the February 28, 1995 balance sheet in the accompanying financial statements.


NOTE 4 - EARNINGS PER SHARE:

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

Earnings per common and common equivalent share on a fully diluted basis are computed by the same method as described for primary earnings per share except that the higher of (1) the ending market share price for the period or (2) the average market share price for the period is used to compute the fully diluted earnings per share, as compared to the average market share price for primary earnings per share. Earnings per share calculations are presented in the accompanying financial statements . The effects of the stock split (discussed in Note 3) have been retroactively applied to all periods for which financial statements are presented.


The primary and fully diluted weighted average number of common and common equivalent shares outstanding as presented after the effects of the stock split is as follows (in thousands):

                           Quarter Ended        Nine Months Ended
                            February 28,           February 28,
                          1995        1994        1995      1994
                        -------     -------     -------   -------
Weighted Average         19,230      18,924      19,106    18,639
Primary                  20,480      19,712      20,100    19,574
Fully Diluted            20,480      19,751      20,307    19,751


Prior to the effects of the stock split, the primary and fully diluted weighted average number of common and common equivalent shares outstanding is as follows (in thousands):

                           Quarter Ended        Nine Months Ended
                            February 28,           February 28,
                          1995        1994        1995      1994
                        -------     -------     -------   -------
Weighted Average         12,820      12,542      12,737    12,426
Primary                  13,653      13,141      13,400    13,049
Fully Diluted            13,653      13,141      13,538    13,167






NOTE 5 - BUSINESS ACQUISITIONS

The Company closed five acquisition transactions during the nine months ended February 28, 1995. Each is described below.

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

Effective September 2, 1994, the Company acquired a Chicago-based check guarantee business through the purchase of all of the capital stock of Mercantile Systems, Inc. (hereinafter "Mercantile") The stock was purchased from the individual shareholders of Mercantile.

Effective October 26, 1994, the Company acquired all of the capital stock of Zadall Systems Group, Inc. (hereinafter "Zadall"), a Vancouver, British Columbia-based pharmacy and dental practice management software development company. The stock was purchased from the individual shareholders of Zadall.

Effective January 12, 1995, the Company acquired all of the capital stock of Learned-Mahn, Inc. (hereinafter "Learned-Mahn"), a Boise, Idaho-based healthcare and financial services software development company. The stock was purchased from the individual shareholders of Learned-Mahn.

The aggregate price paid for these acquisitions was $43,878,000 plus future earn-out payments required for both the Yes Check and Lytec transactions. These subsequent payments are not estimable at this time. Cash from internally generated funds was used to finance $40,372,000 of the purchase price and non-negotiable installment notes in the face amount of $3,506,000, payable over periods from 1 to 3 years, were issued to finance the remainder. The net value of the tangible assets acquired was $3,479,000. The excess of cost over tangible assets acquired of $40,399,000 was allocated to intangibles assets. These intangible assets will be amortized over their estimated useful life, which in the aggregate approximates 20 years.

The following pro forma information for the five acquisitions discussed above is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions taken place on June 1, 1993, nor are they necessarily indicative of future operations.

                 Fiscal Year Ended    Quarter Ended       Nine Months Ended
(In thousands,      May 31, 1994     February 28, 1995    February 28, 1995
  except per share data)
___________________________________________________________________________

Revenue                $237,777             $62,405           $179,686
Net Income Before
   Extraordinary Item    12,199               3,860             10,484
Net Income               10,749               3,860             10,484
Earnings Per Share,
   fully diluted            .55                 .19                .52


The pro forma results listed above are unaudited and reflect purchase price accounting adjustments assuming the acquisitions occurred at the beginning of the fiscal year and include estimates for differences in year-end.





MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The third quarter of fiscal year 1995 ended February 28,1994 compared to the same quarter last year is reflected as follows:

                                    ($ Millions)

                               FY1995         FY 1994       Inc.(Dec.)
                               $     %         $     %           %
                              ---   ---       ---   ---     -----------
Revenue:
Integrated Payments          34.3    55%      28.6    56%        20%
Health Care                  22.1    36%      15.8    31%        40%
Government & Corporate        4.4     7%       4.9    10%       (10%)
Other                         1.4     2%       1.7     3%       (18%)
                            ------  -----    ------  -----     -------
Total Revenue                62.2   100%      51.0   100%        22%

Cost of Service:
   Operations                26.8    43%      23.8    47%        13%
   Deprec. & Amort.           4.4     7%       3.6     7%        22%
   Hardware Sales             2.6     4%       2.3     4%        13%
                            ------  -----    ------  -----      -------
Total Cost of Service        33.8    54%      29.7    58%        14%

   Gross Margin              28.4    46%      21.3    42%        33%

Sales, General &
  Administrative             22.1    36%      17.0     33%       30%
                            ------  -----    ------   -----     -------
   Operating Margin           6.3    10%       4.3      8%       47%

Investment & Other
  Income                      0.0     0%       0.1      0%        0%

Interest Expense,(net)       (0.3)    0%      (0.4)     0%        0%
                            ------  -----    ------    -----   -------
Income Before Income
   Taxes                      6.0    10%       4.0      8%       50%

Provision for Income
  Taxes                       2.1     3%       1.4      3%       50%
                            ------  -----    ------    -----   -------
Net Income                    3.9     6%       2.6      5%       50%
                            ------  -----    ------    -----   -------




Results of Operations

The nine months ended February 28, 1995 compared to the same period last year is reflected as follows:

                                    ($ Millions)

                               FY1995         FY 1994       Inc.(Dec.)
                               $     %         $     %           %
                              ---   ---       ---   ---     -----------
Revenue:
Integrated Payments         100.1    57%      86.2    56%        16%
Health Care                  59.0    33%      45.4    30%        30%
Government & Corporate       14.8     8%      14.6    10%         1%
Other                         4.1     2%       6.4     4%       (36%)
                            ------  -----    ------  -----     -------
Total Revenue               178.0   100%     152.6   100%        17%

Cost of Service:
   Operations                77.1    44%      71.4    47%         8%
   Deprec. & Amort.          12.4     7%      10.5     7%        18%
   Hardware Sales             7.8     4%       7.4     5%         5%
                            ------  -----    ------  -----      -------
Total Cost of Service        97.3    55%      89.3    59%         9%

   Gross Margin              80.7    45%      63.3    41%        27%

Sales, General &
  Administrative             63.6    35%      50.5     33%       26%
                            ------  -----    ------   -----     -------
   Operating Margin          17.1    10%      12.8      8%       34%

Investment & Other
  Income                      0.2     0%       0.4      0%      (50%)

Interest Expense,(net)       (0.9)   (1%)     (1.2)     0%       25%
                            ------  -----    ------    -----   -------
Income Before Income Taxes
   and Extraordinary Item    16.4     9%      12.0      8%       36%

Provision for Income
  Taxes                       5.9     3%       4.6      3%       28%
                            ------  -----    ------    -----   -------
Net Income Before
  Extraordinary Item         10.5     6%       7.4      5%       42%

Extraordinary Item,
  (net of taxes)               -      -       (1.5)    (1%)       -
                            ------  -----    ------    -----   -------
Net Income                   10.5     6%       5.9      4%       78%
                            ------  -----    ------    -----   -------



Revenue

Total revenue for the third quarter was $62,155,000, an increase of $11,141,000 (22%) from the same period of the prior year. The revenue increase in the third quarter as compared to the same period of the prior year was the result of increased revenue in Health Care Application Systems and Services, $6,341,000 (40%), and Integrated Payment Systems, $5,728,000 (20%), partially offset by decreases in Government and Corporate Information Systems and Services, $532,000 (10%) and Other Revenue, $396,000 (18%).

Total revenue for the nine months ended February 28, 1995 was $177,936,000, an increase of $25,351,000 (17%) from the same period of the prior year. The revenue increase was the result of increased revenue in Health Care Application Systems and Services, $13,570,000 (30%), Integrated Payment Systems, $13,899,000 (16%)
and Government and Corporate Information Systems and Services, $176,000 (1%), partially offset by a decrease in Other Revenue of $2,294,000 (36%).

Health Care revenue growth was related to increases in electronic claims processing which increased $3,230,000 (42%) in the third quarter and $9,108,000 (45%) for the nine months ended February 28, 1995 as compared to the same periods in the prior year. Revenue from the Company's practice management systems for the pharmacy, dental, physician and government and institutional sectors increased 77% for the quarter and 26% for the nine months which included the impact of acquisitions.

Integrated Payments Systems (IPS) revenues increased 20% in the third quarter and 16% for the nine months ended February 28, 1995 compared to the same periods last year. These increases were a result of several factors. Two check guarantee businesses were acquired during fiscal year 1995. The direct (merchant processing) business for the third quarter increased $2,343,000 (15%). The direct business for the nine month period increased $6,811,000 (14%). These increases were primarily due to increased volume of merchant sales processed and equipment sales. Revenue in the Company's indirect (distribution through banks) business decreased 8% for the quarter and 9% for the nine month period as a result of lower revenue per electronic transaction. These decreases were primarily a result of reduced prices associated with the renewal of a number of contracts with increased volume commitments.

Government and Corporate Information Systems and Services (GCISS) revenue decreased 11% for the third quarter from the same period last year primarily as a result of a decline in revenue associated with the cash management product, partially offset by revenues from financial electronic data interchange. Revenues for the nine month period increased 1% over the same period of the prior year due to increased sales of software for electronic data interchange applications.

The decrease in Other Revenue of 18% for the third quarter and 36% for the nine month period is principally related to the Company's decision to exit the communication services market in 1991. The customer contracts associated with this business expired in the first quarter of fiscal year 1995. The remaining revenue in the "Other" category reflects revenue from International operations.


Costs and Expenses

Total cost of service for the third quarter was $33,781,000, an increase of $4,098,000 (14%) from the same period last year. While the cost of operations increased $2,950,000 (12%) from the same period last year, the cost of operations as a percentage of revenue decreased from 47% last year to 43% this year. Depreciation and amortization as a percentage of revenue held constant. Hardware costs increased $344,000 (15%), related to increased cost of personal computer equipment associated with our pharmacy and dental practice management systems.

Cost of service for the nine month period ended February 28, 1995 was $97,286,000, an increase of $7,938,000 (9%) from the same period last year. While the cost of operations increased $5,700,000 (8%) as compared to the prior year, cost of operations as a percentage of revenue decreased from 47% last year to 43% this year. Depreciation and amortization as a percentage of revenue held constant. Hardware costs increased $357,000 (5%), primarily related to volume associated with increased equipment sales in the IPS business.

Gross margin increased to 46% from 42% in the third quarter and to 45% from 41% for the nine month period as compared to the same periods last year.

Sales, general and administrative expense was $22,113,000 in the quarter ended February 28, 1995, This is an increase of $5,062,000 (30%) from the prior year. Sales, general and adminstrative expense increased $13,098,000 (26%) for the nine month period. These increases are primarily due to sales expansion programs in the Integrated Payment Systems and Health Care Applications Systems and Services areas as well as increased sales, general, and administrative expenses associated with acquired businesses.

Investment and Other Income

Investment and other income for the third quarter was $69,000, a decrease of $36,000 (34%) from last year. Investment and other income for the first nine months of fiscal year 1995 was $205,000 a decrease of $196,000 (49%). This decreased interest income is related to a decline in the number of leases held directly by the Company. The Company no longer offers leases directly to its customers.

Interest Expense, Net

Interest expense for the third quarter showed a decrease of 3% from the same period last year. The first nine months of fiscal year 1995 showed a decrease of $244,000 (21%). This decrease is primarily attributable to an adjustment of imputed interest expense on acquired merchant portfolios made in the first quarter of fiscal year 1994 and overall lower cash balances.

Income Taxes

The provision for income taxes, as a percentage of taxable income, was 36% and 35% for the quarters ended February 28, 1995 and 1994, respectively, and 36% and 39% for the nine month periods. The overall decreased rate in the current year is primarily due to the resolution of issues associated with prior years.

Net Income Before Extraordinary Item

The Company's net income before extraordinary item for the first nine months of fiscal year 1995 was $10,449,000, an increase of $3,122,000 (43%) from the prior year's net income before extraordinary item of $7,327,000.

Extraordinary Item

The Company reported an extraordinary charge of $1,450,000 (net of income taxes) in the first quarter of fiscal 1994, representing the settlement costs of a lawsuit brought against the Company. (See
Note 2 of the unaudited condensed consolidated financial statements for further discussion of the extraordinary item).


Net Income

Net income for the third quarter of fiscal year 1995 was $3,855,000, an increase of $1,214,000, as compared to the same period of the prior year. Earnings per share for the period ended February 28, 1995 and 1994 were $0.19 and $0.13, respectively, as presented after the effects of the stock split. Earnings per share for the third quarter for fiscal year 1995 and 1994 as presented prior to the effects of the stock split were $0.28 and $0.20, respectively. The weighted average number of common and common equivalent shares outstanding as presented after the effects of the stock split for the third quarter of fiscal 1995 was 19,230,000, an increase of 306,000 (2%) as compared to the same period last year.

Net income for the first nine months of fiscal year 1995 was $10,449,000, an increase of $4,572,000, as compared to the same period of the prior year. Earnings per share, assuming effects of the stock split (see Note 3 to the unaudited condensed consolidated financial statements), for the nine month period ended February 28, 1995 and 1994 were $0.52 and $0.31, respectively. Earnings per share before the effects of the stock split for the nine month period ended February 18, 1995 and 1994 were $0.77 and $0.45, respectively. The weighted average number of common and common equivalent shares outstanding as presented after the effects of the stock split for the nine month period ended February 28, 1995 was 19,106,000, an increase of 467,000 (3%) as compared to the same period last year.


Liquidity and Capital Resources

Net cash provided by operating activities was $32,109,000 for the nine months ended February 28, 1995,  an increase of  $8,371,000
(35%) from the prior year amount of $23,738,000. The increase is primarily related to increased earnings.

Cash used in investing activities was $42,515,000 compared to the prior year of $8,526,000. In the first nine months of fiscal 1995, five business acquisitions were made totaling $38,081,000, net of cash acquired. In the third quarter of fiscal year 1994, significant investments in computer systems were made. In addition, a $2,000,000 bank compensating balance was refunded to the Company in the second quarter of fiscal year 1995.

Net cash used in financing activities was $6,396,000, an increase of $1,306,000 (26%) over the prior year. Principal payments on capital lease agreements increased $405,000 in the current period and net proceeds from the issuance of stock under the employee stock purchase plan decreased $590,000 in the current nine month period. Dividends of approximately $4,207,000 and $4,116,000 were paid in the nine month periods ending February 28, 1995 and 1994, respectively.

The Company has entered into a $15,000,000, working capital line of credit with two banks expiring in August 1995. The Company believes funds generated from operations along with its committed line of credit and the $21,198,000 cash on hand will be adequate to meet normal business operating needs. In addition to the working capital line of credit, the Company has obtained a committed $40,000,000 acquisition line of credit which expires in August of 1996. The Company also has a $500,000 working line of credit with Royal Bank of Canada expiring in August 1995 and a $250,000 working line or credit with First Security Bank of Idaho expiring in May 1995.

Stockholders' Equity

Stockholders' equity increased $8,944,000 (8%), from May 31, 1994 to $118,275,000 at February 28, 1995.




Part II

ITEM 1 - PENDING LEGAL PROCEEDINGS
_____________________________________

None


ITEM 2 - OTHER INFORMATION
_____________________________

None

ITEM 3 - EXHIBITS AND REPORTS FILED ON FORM 8-K
___________________________________________________

On February 2, 1995, the Company filed Form 8-K outlining the resolutions of the Board of Directors regarding a three-for-two stock split.








Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          National Data Corporation
                                                 (Registrant)


Date:   April 14, 1995                  By:    /s/ Jerry W. Braxton
        ________________                         ____________________

                                                   Jerry W. Braxton
                                                 Chief Financial Officer