Form 10-K/A
NATIONAL DATA CORP
filed 1995-05-23
CIK 70033

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

                                         Year ended May 31,
                                      1994       1993      1992
                                            (000's omitted)


Integrated Payment Systems           $112,427   $113,793   $121,774

Health Care Application
    Systems and Services              $63,005    $56,268    $47,735

Government and Corporate
  Information Systems and Services    $20,565    $21,549    $24,767

Other                                  $8,009    $12,946    $22,210
-------------------------------------------------------------------
Total                                $204,006   $204,556   $216,486


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


Item 3.  LEGAL PROCEEDINGS

        The Company and certain of its previous officers were party to three lawsuits, which were consolidated as "National Data Corporation Shareholder Litigation". The Plaintiffs, purporting to act on behalf of a class, alleged violations of rule 10(b) (5) under the Securities
Exchange Act of 1934 under a "fraud on the market" theory for alleged misrepresentations and omissions relating to expected earnings which resulted in, the plaintiffs contended, the Company's common stock being overvalu ed in the market. The Company and the plaintiffs signed an agreement in September, 1993 to settle this matter for $6,950,000. The Company's insurer bore two-thirds of the settlement and related future costs. The cost to the Company, net of insurance proceeds, was approximately $2,500,000. Both the Company and its insurer paid their full share of the settlement amount on December 1, 1993, and the settlement received final approval from the court in December, 1993.

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

        (h)  J. David Lyons, Executive Vice President, Marketing & Sales
- Mr. Lyons, age 55, has served the Company in his present capacity since July 1993. Prior to joining the Company, he was Senior Vice President of Sales and Marketing for Syncordia, a unit of British Telecom, from September 1990 to March 1993, and from November 1981 to September 1990 was Vice President and General Manager of international sales and service for Data General Corporation.

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

   Date:   May 23, 1995



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

(10)(xii) Amended and Restated Retirement Plan for Non-Employee Directors, dated as of April 20, 1994.

(13) Annual Report to Shareholders for fiscal year ended May 31, 1994.

(21)                    Subsidiaries of the Registrant.

(23)                    Consent of Independent Public Accountants
                        (included in Appendix A).

                             PART IV

Selected Financial Data
(In thousands except per share data)

                                    Year ended  May 31,
                             1994     1993       1992     1991    1990
Revenue from operations:

Integrated Payment
  Systems                 $112,427  $113,793  $121,774  $132,918 $128,044

Health Care Application
  Systems and Services      63,005    56,268    47,735    37,488   36,767

Government, Corporate
  System and Services       20,565    21,549    24,767    29,386   26,645

Other                        8,009    12,946    22,210    27,299   82,313
------------------------------------------------------------------------
    Total                 $204,006  $204,556  $216,486  $227,091 $273,769

Operating income(loss)      15,887    15,021    14,675   (21,059)  11,453

Net Income:
Income (loss) from:
  Continuing operations    $ 9,710    $8,489    $7,419  $(14,136)  $1,963
  Discontinued operations        -         -         -         -    1,119
                           --------   -------  --------  -------- -------
Net income                 $ 9,710    $8,489    $7,419  $(14,136)  $3,082


Earnings (loss) per share:
  Continuing operations      $ .75     $ .68     $ .62   $ (1.20)   $ .17
  Discontinued operations        -         -         -         -      .09
                           -------     -----     -----   --------   -----
Earnings per share           $ .75     $ .68     $ .62   $ (1.20)   $ .26

Dividends per share          $ .44     $ .44     $ .44   $   .44    $ .44

Total assets              $183,326  $175,348  $194,882  $212,146 $277,200

Long-term obligations      $23,063   $26,329   $30,081   $27,377  $32,950

Total stockholders'equity $109,331  $101,261   $96,450   $93,023 $110,891
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


Fiscal year ended May 31, 1994 compared to fiscal year ended May 31, 1993
________________________________________________________________________
The following table reflects the relative percentage ratios and the percent change from the prior year:

                                                             Percent
                            Fiscal year ended May 31,        Increase
                               1994             1993         (Decrease)
(Dollars in Millions)       $         %       $        %     of Dollars
________________________________________________________________________

Revenue:
 Integrated Payment      $112.4     55%     $113.8    56%       (1%)
 Health Care               63.0     31%       56.3    28%       12%
 Government/Corporate      20.6     10%       21.5    10%       (5%)
 Other                      8.0      4%       12.9     6%      (38%)
________________________________________________________________________

  Total Revenue           204.0    100%      204.5   100%        0%

Cost of Service:
 Operations                92.8     45%       95.5    47%       (3%)
 Depreciation/Amortization 14.5      7%       15.9     8%       (9%)
 Hardware Sales             9.9      5%       11.1     5%      (11%)
________________________________________________________________________

  Total Cost of Service   117.2     57%      122.5    60%       (4%)
________________________________________________________________________

Gross Margin               86.8     43%       82.0    40%        6%

Sales, General and
 Administrative Expense    68.4     34%       67.0    33%        2%

Settlement of Shareholder
 Litigation                 2.5      1%         -      -         -

     Operating Margin      15.9      8%       15.0     7%        6%

Interest and Other Income   1.5      0%        2.5     1%      (40%)
Interest and Other Expense (2.5)    (1%)      (2.9)   (1%)     (14%)
_______________________________________________________________________

Income Before Income Taxes 14.9      7%       14.6     7%        2%

Provision for Income Taxes  5.2      2%        6.1     3%        1%
________________________________________________________________________

Net Income                  9.7      5%       8.5      4%       14%
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

The Company reflected a charge of $2,500,000 in the first quarter of fiscal year 1994, representing the settlement costs of a lawsuit brought against the Company. (See Note 10 of the Consolidated Financial Statements for further discussion of this item).


Interest and Other Income
________________________________________________________________________

Interest and other income for fiscal 1994 was $1,489,000, a decrease of $1,043,000 (41%) below the prior year of $2,532,000. This decrease was principally a result of a decrease in interest income. The lower interest income resulted from the Company's sale of its pharmacy and dental systems lease portfolio in fiscal 1993 (see note 7 to the Consolidated Financial Statements).


Interest and Other Expense
________________________________________________________________________

Interest and other expense for fiscal year 1994 was $2,517,000, a decrease of $400,000 (14%) from the prior year's interest of $2,917,000. This decrease was largely attributable to lower borrowings on the Company's line of credit, a decrease in interest rates and a decrease in the imputed interest rate associated with earn-out liabilities relating to the Company's purchase of several merchant processing businesses.


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

Fiscal year ended May 31, 1993 compared to fiscal year ended May 31, 1992
___________________________________________________________________________

The following table reflects the relative percentage ratios and the percent change from the prior year:

                                                             Percent
                            Fiscal year ended May 31,        Increase
                               1993             1992         (Decrease)
(Dollars in Millions)       $         %       $        %     of Dollars
________________________________________________________________________

Revenue:
 Integrated Payment      $113.8     56%     $121.8    56%       (7%)
 Health Care               56.3     28%       47.7    22%       18%
 Government/Corporate      21.5     10%       24.8    11%      (13%)
 Other                     12.9      6%       22.2    11%      (42%)
________________________________________________________________________

  Total Revenue           204.5    100%      216.5   100%       (6%)

Cost of Service:
 Operations                95.5     47%      106.6    49%      (10%)
 Depreciation/Amortization 15.9      8%       15.6     7%        2%
 Hardware Sales            11.1      5%        8.4     4%       32%
________________________________________________________________________

  Total Cost of Service   122.5     60%      130.6    60%       (6%)
________________________________________________________________________

Gross Margin               82.0     40%       85.9    40%       (5%)

Sales, General and
 Administrative Expense    67.0     33%       71.2    33%       (6%)

     Operating Margin      15.0      7%       14.7     7%        2%

Interest and Other Income   2.5      1%        2.5     1%        -
Interest and Other Expense (2.9)    (1%)      (4.4)   (2%)     (34%)
_______________________________________________________________________

Income Before Income Taxes 14.6      7%       12.8     6%       14%

Provision for Income Taxes  6.1      3%        5.4     3%       13%
________________________________________________________________________

Net Income                $ 8.5      4%      $ 7.4     3%       14%
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


Interest and Other Income
________________________________________________________________________

Interest and other income for fiscal 1993 was relatively unchanged at $2,532,000, compared to the prior year of $2,512,000.



Interest and Other Expense
________________________________________________________________________

Interest and other expense for fiscal year 1993 was $2,917,000, a decrease of $1,479,000 (34%) from the prior year's interest expense of $4,396,000. This decrease was largely attributable to lower borrowings on the Company's line of credit, a decrease in interest rates and a decrease in the imputed interest rate associated with earn-out liabilities relating to the Company's purchase of several merchant processing businesses.


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



Stockholders' Equity

Stockholders' equity increased $8,070,000 (8%), from May 31, 1993 to $109,331,000 at May 31, 1994.

CONSOLIDATED  STATEMENTS  OF  INCOME
NATIONAL DATA CORPORATION




(in thousands except per share data)                      Year Ended May 31,
                                                   1994        1993       1992

Revenue                                          $204,006    $204,556  $216,486

Operating Expenses:
     Cost of service                              117,208     122,537   130,569
     Sales, general and administrative             68,411      66,998    71,242
     Settlement of shareholder litigation           2,500          -        -
                                                  --------    --------  -------
                                                  188,119     189,535   201,811

Operating income                                   15,887      15,021    14,675

Other income (expense):
     Interest and other income                      1,489       2,532     2,512
     Interest and other expense                    (2,517)     (2,917)   (4,396)
                                                  --------    --------    ------
                                                   (1,028)       (385)   (1,884)

Income before income taxes                         14,859      14,636    12,791
Provision for income taxes (Note 3)                 5,149       6,147     5,372
                                                  --------    --------   ------
     Net income                                    $9,710      $8,489    $7,419
                                                  ========    ========  ========

Earnings per common and common equivalent
shares, primary and fully diluted (Note 1)          $0.75       $0.68     $0.62
                                                  ========    ========  ========



See Notes to Consolidated Financial Statements

CONSOLIDATED  BALANCE  SHEETS
NATIONAL DATA CORPORATION

(in thousands except share data)
                                                        May 31,       May 31,
                                                         1994          1993
ASSETS                                                   ----          ----
Current assets:
  Cash and cash equivalents                            $38,012       $17,150
  Short-term investments                                    25           625
  Accounts receivable:
    Trade (less allowances of $1,168 and $1,044)        31,763        36,168
    Other (less allowances of $968 and $681)(Note 1)    19,701        17,418
  Investment in sales-type leases, current portion
    (less allowances of $575 and $968) (Note 7)          2,357         6,292
  Inventory                                              3,518         2,663
  Prepaid expenses and other current assets              4,429         5,184
                                                       --------      --------
      Total current assets                              99,805        85,500

Investment in sales-type leases (less allowances
    of $367 and $510)  (Note 7)                          1,500         3,377

Property and equipment, at cost:
  Land                                                     402           402
  Building                                               6,503         6,503
  Equipment                                             71,213        76,067
  Software  (Note 8)                                    27,519        23,849
  Leasehold improvements                                13,949        13,867
  Furniture and fixtures                                 8,744         8,856
  Work in progress                                       2,736           924
                                                       --------      --------
                                                       131,066       130,468
  Less-Accumulated depreciation and amortization      (102,754)     (100,994)
                                                       --------      --------
                                                        28,312        29,474

  Property acquired under capital leases, net of
    accumulated amortization  (Note 6)                   7,317         3,918
                                                       --------      --------
                                                        35,629        33,392

Deposits                                                 2,029         2,019

Other assets:
  Acquired intangibles and goodwill, net of accumulated
    amortization of $30,438 and $24,901 (Note 1 and 2)  41,250        46,299
  Other                                                  3,113         4,761
                                                       --------      --------
                                                        44,363        51,060

Total Assets                                          $183,326      $175,348
                                                      ========      ========
See Notes to Consolidated Financial Statements

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $6,783        $8,466
  Earn-out payable on acquired businesses,
    current portion   (Note 2)                           2,598         3,032
  Accrued compensation and benefits                      4,462         4,792
  Merchant processing payables                          15,154        11,176
  Income taxes payable (Note 3)                          6,358         2,660
  Deferred income taxes, current portion                   776           703
  Obligations under capital leases,
    current portion   (Note 6)                           1,985         1,033
  Mortgage payable, current portion (Note 9)               149           135
  Other accrued liabilities                             12,667        15,761
                                                       --------      --------
      Total current liabilities                         50,932        47,758

Mortgage payable   (Note 9)                             11,100        11,261

Earn-out payable on acquired businesses  (Note 2)        1,238         3,011

Deferred income taxes (Note 3)                           1,685         6,641

Obligations under capital leases  (Note 6)               5,193         2,860

Other long-term liabilities                              3,847         2,556
                                                       --------      --------
      Total liabilities                                 73,995        74,087

Commitments and contingencies (Note 10)

Stockholders' Equity  (Note 4):
  Preferred stock, par value $1.00 per share,
    1,000,000 shares authorized; none issued                 -             -
  Common stock, par value $.125 per share,
    30,000,000 shares authorized; 12,610,262
    and 12,226,732 shares issued                         1,576         1,528
  Capital in excess of par value                        30,215        26,249
  Retained earnings                                     78,865        74,658
  Cumulative translation adjustment (Note 1)              (533)         (393)
                                                       --------      --------
                                                       110,123       102,042
  Less:
    Deferred compensation   (Note 4)                      (792)         (781)
                                                       --------      --------
Total stockholders' equity                             109,331       101,261

Total Liabilities and Stockholders' Equity            $183,326      $175,348
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
                                                ========   ========    ========
  See Notes to Consolidated Financial Statements


CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
NATIONAL DATA CORPORATION
(in thousands except per share data)

                                                       Common Stock              Capital in  Cumulative            Deferred
                                                 Number                Excess of   Retained Translation  Treasury   Compen-
                                                of Shares      Amount  Par Value   Earnings  Adjustment     Stock    sation
Balance at May 31, 1991                           11,796      $1,475    $22,409    $69,328         $0         $0     ($189)

     Net income                                         -           -         -      7,419            -         -        -
     Cash dividends ($.44 per share)                    -           -         -     (5,238)           -         -        -
     Foreign currency translation adjustment            -           -         -          -       (166)         -        -
     Stock issued under employee
          stock plans                                164          20      1,203           -           -         -     (138)
     Amortization of deferred
          compensation                                  -           -         -          -           -         -       327
--------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1992                           11,960       1,495     23,612      71,509        (166)        0        0

     Net income                                         -           -         -      8,489           -          -        -
     Cash dividends ($.44 per share)                    -           -         -     (5,340)          -          -        -
     Foreign currency translation adjustment            -           -         -          -       (227)          -        -
     Stock issued under employee
          stock plans                                158          19      1,479           -          -          -        -
     Stock issued under restricted
          stock plans                                109          14      1,158           -          -          -   (1,172)
     Amortization of deferred
          compensation                                  -           -         -          -          -           -      391
--------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1993                           12,227       1,528     26,249     74,658        (393)         0     (781)

     Net income                                         -           -         -      9,710            -         -        -
     Cash dividends ($.44 per share)                    -           -         -     (5,503)           -         -        -
     Foreign currency translation adjustment            -           -         -          -       (140)          -        -
     Stock issued under employee
          stock plans                                333          42      3,217           -           -         -        -
     Stock issued under restricted
          stock plans                                 50           6        749           -           -         -     (755)
     Amortization of deferred
          compensation                                  -           -         -          -           -          -      744
--------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1994                           12,610      $1,576    $30,215    $78,865       ($533)        $0    ($792)
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

The changes in acquired intangibles and goodwill for fiscal years 1994 and 1993 are summarized below (in thousands):

Balance at May 31, 1992                         $53,264
  Purchase price adjustments                       (755)
  Amortization                                   (6,210)
-------------------------------------------------------------
Balance at May 31, 1993                         $46,299
  Additions from acquisitions                       400
  Purchase price adjustments                        532
  Amortization                                   (5,981)
-------------------------------------------------------------
Balance at May 31, 1994                         $41,250
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

Transactions in stock options under these plans are summarized as follows:

                                               Option Price
                              Shares Under       Per Share
                                Option       at Date of Grant
_____________________________________________________________

Outstanding at May 31, 1991    1,025,323     $9.75 - $33.75
  Granted                        657,825
  Exercised                      (47,833)
  Expired or terminated         (183,581)
-------------------------------------------------------------
Outstanding at May 31, 1992    1,451,734     $9.25 - $33.75
  Granted                        789,159
  Exercised                     (140,870)
  Expired or terminated         (714,968)
-------------------------------------------------------------
Outstanding at May 31, 1993    1,385,055     $8.00 - $33.75
  Granted                        519,000
  Exercised                     (239,543)
  Expired or terminated         (182,587)
-------------------------------------------------------------
Outstanding at May 31, 1994    1,481,925     $8.00 - $33.75


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




Note 6 - Lease Obligations
-------------------------------------------------------------

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



The Company capitalizes costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards No. 86, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis and has been recognized for those products available for market based on the products' estimated economic lives, not to exceed 5 years.





Note 9 - Mortgage Payable:
_____________________________________________________________

The Company has permanent financing on its headquarters building consisting of a $12,000,000 mortgage at a 9.375% fixed rate due in 1997. Principal payments due on the mortgage are as follows (in thousands):

Year Ending May 31,                            Amount
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


Note 10 - Commitments and Contingencies
____________________________________________________________

The Company and certain of its previous officers were party to three lawsuits, which were consolidated as "National Data Corporation Shareholder Litigation." The plaintiffs, purporting to act on behalf of a class, alleged violations of rule 10(b)(5) under the Securities Exchange Act of 1934 under a "fraud on the market" theory for alleged misrepresentations and omissions relating to expected earnings which resulted in, the plaintiffs contend, the Company's common stock being overvalued in the market. The Company and the plaintiffs signed an agreement on September
27, 1993 to settle this matter for $6,950,000. The Company's insurer bore two-thirds of the settlement and related future costs. The cost to the Company, net of insurance proceeds, was approximately $2,500,000. Both the Company and its insurer paid their full share of the settlement amount on December 1, 1993, and the settlement received final approval from the court on December 16, 1993.

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



Note 14 - Quarterly Consolidated Financial Information
          (Unaudited)

____________________________________________________________

(In thousands except per share data)

                                             Quarter Ended
                                  Aug.31     Nov.30     Feb.28   May 31

Fiscal Year 1994
Revenue                          $50,213    $50,321    $50,444   $53,028
Operating Income                   1,447      4,514      4,280     5,646
Net Income                           658      2,578      2,641     3,833
Earnings per share                   .05        .20        .20       .29


Fiscal Year 1993
Revenue                          $51,592    $49,966    $49,519   $53,479
Operating Income                   2,256      2,939      4,200     5,626
Net Income                         1,143      1,732      2,423     3,191
Earnings per share                   .10        .14        .20       .26



Note 15  - Merchant Processing Reserves
-----------------------------------------------

The Company processes VISA and MasterCard charges for its direct merchant customers. The Company's customers have liability for the charges disputed by the cardholders, based on VISA and MasterCard rules and regulations. However, in the case of merchant fraud, insolvency or bankruptcy by the merchant, the Company may be liable for any such charges disputed by the cardholder. The Company recognizes revenue based on a percentage of gross amount charged and has a potential liability for the full amount of the charge. The Company establishes reserves for operational charges based on historical and projected experiences concerning such charges. Expenses of $787,000, $1,438,000 and $1,941,000 were recorded in the fiscal periods ending May 31, 1994, 1993 and 1992, respectively, for such anticipated losses. (See Note 10 for further description of contingencies).

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and
Board of Directors of
National Data Corporation

   We have audited the accompanying consolidated balance sheets of National Data Corporation (a Delaware corporation) and subsidiaries as of May 31, 1994, and 1993, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Data Corporation and subsidiaries as of May 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1994 in conformity with generally accepted accounting principles.

   As explained in Note 3 to the financial statements, effective June 1, 1993, the Company changed its method of accounting for income taxes.



/s/  Arthur Andersen LLP
     ____________________

     Atlanta, Georgia
     May 23, 1995




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES



We have audited in accordance with generally accepted auditing standards, the financial statements included in National Data Corporation's annual report to shareholders incorporated by reference in this Form 10-K/A, and have issued our report thereon dated May 23, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen LLP
Atlanta, Georgia
May 23, 1995

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
(in thousands)

Column A               Column B               Column C         Column D - Deductions                Column E
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

