Form 10-Q/A
NATIONAL DATA CORP
filed 1995-05-23
CIK 70033

NATIONAL DATA CORPORATION
            Condensed Consolidated Statements of Income
               (In Thousands Except Per Share Data)

                                          Quarter Ended February 28,
                                            1995         1994
                                            ----         ----
Revenue                                     $62,155      $51,014

Operating Expenses:
     Cost of service                         33,781       29,683
     Sales, general and administrative       22,113       17,051
                                            -------      -------
                                             55,894       46,734

Operating income                              6,261        4,280

Other income (expense):
     Interest and other income                  411          332
     Interest and other expense                (649)        (543)
                                            --------     -------
                                               (238)        (211)

Income before income taxes                    6,023        4,069
Provision for income taxes                    2,168        1,428
                                            -------      -------
     Net income                               3,855        2,641
                                            -------      -------

Earnings per common and
   common equivalent share                    $0.19        $0.13
   (See Notes 3 and 4)                      -------      -------

Earnings per common and common
equivalent share,assuming full dilution       $0.19        $0.13
   (See Notes 3 and 4)                      -------      -------


See Notes to Unaudited Condensed Consolidated Financial Statements
==============================================================================






                     NATIONAL DATA CORPORATION
            Condensed Consolidated Statements of Income
               (In Thousands Except Per Share Data)

                                         Nine Months Ended February 28,
                                              1995         1994
                                              ----         ----
Revenue                                    $177,936     $152,585

Operating Expenses:
     Cost of service                         97,286       89,348
     Sales, general and administrative       63,594       50,496
     Settlement of shareholder
           litigation (Note 2)                   -         2,500
                                            -------      -------
                                            160,880      142,344

Operating income                             17,056       10,241

Other income (expense):
     Interest and other income                1,214        1,109
     Interest and other expense              (1,944)      (1,887)
                                            -------      -------
                                               (730)        (778)

Income before income taxes                   16,326        9,463
Provision for income taxes                    5,877        3,586
                                            -------      -------
     Net income                             $10,449       $5,877
                                            -------      -------

Earnings per common and common
  equivalent share (See Notes 3 and 4)        $0.52        $0.30
                                             -------      -------

Earnings per common and common equivalent share,
  assuming full dilution
   (See Notes 3 and 4)                        $0.51        $0.30
                                             -------      -------


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

NOTE 2 - SHAREHOLDER SUIT:

The Company and certain of its previous officers were party to three lawsuits, which were consolidated as "National Data Corporation Shareholder Litigation." The plaintiffs, purporting to act on behalf of a class, alleged violations of rule 10(b)(5) under the Securities and Exchange Act of 1934 under a "fraud on the market" theory for alleged misrepresentations and omissions relating to expected earnings which resulted in, the plaintiffs contend, the Company's common stock being overvalued in the market. The Company and the plaintiffs signed an agreement on September 27, 1993 to settle this matter for $6,950,000. The Company's insurer bore two-thirds of the settlement and related future costs. The cost to the Company, before income taxes, was approximately $2,500,000. Both the Company and its insurer paid their full share of the settlement amount and the settlement received final approval from the court on December 16, 1993.


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

                 Fiscal Year Ended    Quarter Ended       Nine Months Ended
(In thousands,      May 31, 1994     February 28, 1995    February 28, 1995
  except per share data)
___________________________________________________________________________

Revenue                $237,777             $62,405           $179,686
Net Income               10,749               3,860             10,484
Earnings Per Share,
   fully diluted            .55                 .19                .52


The pro forma results listed above are unaudited and reflect purchase price accounting adjustments assuming the acquisitions occurred at the beginning of the fiscal year and include estimates for differences in year-end.

NOTE 6 - MERCHANT RESERVES

The Company processes VISA and MasterCard charges for its direct merchant customers. These Company's customers have liability for the charges disputed by the cardholders, based on VISA and MasterCard rules and regulations. However, in the case of merchant fraud, insolvency or bankruptcy by the merchant, the Company may be liable for any such charges disputed by the cardholder. The Company recognizes revenue based on a percentage of gross amount charged and has a potential liability for the full amount of the charge. The Company establishes reserves for operational charges based upon historical and projected experiences concerning such charges. Expenses of $222,000 and $57,000 were recorded for the third fiscal quarters of fiscal years 1995 and 1994 respectively, for this activity. Expenses of $538,000 and $599,000 were recorded for the nine months ending February 28, 1995 and 1994, respectively, for this activity.


The Company made two acquisitions of check guarantee businesses in the first part of fiscal year 1995. Similar to the credit card business, the Company charges its merchants a percentage of the gross amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter's bank. As a result, the Company also incurs operational charges in this line of business. The Company has the right to collect the full amount of the check from the checkwriter but has not historically recovered 100% of the guaranteed checks. The Company establishes reserves for the activity based upon historical and projected experiences. Expenses of $1,420,000 and $3,414,000 were recorded for the current fiscal quarter and the nine months ending February 28, 1995, respectively, for this activity.







MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The third quarter of fiscal year 1995 ended February 28,1994 compared to the same quarter last year is reflected as follows:

                                    ($ Millions)

                               FY1995         FY 1994       Inc.(Dec.)
                               $     %         $     %           %
                              ---   ---       ---   ---     -----------
Revenue:
Integrated Payments          34.3    55%      28.6    56%        20%
Health Care                  22.1    36%      15.8    31%        40%
Government & Corporate        4.4     7%       4.9    10%       (10%)
Other                         1.4     2%       1.7     3%       (18%)
                            ------  -----    ------  -----     -------
Total Revenue                62.2   100%      51.0   100%        22%

Cost of Service:
   Operations                26.8    43%      23.8    47%        13%
   Deprec. & Amort.           4.4     7%       3.6     7%        22%
   Hardware Sales             2.6     4%       2.3     4%        13%
                            ------  -----    ------  -----      -------
Total Cost of Service        33.8    54%      29.7    58%        14%

   Gross Margin              28.4    46%      21.3    42%        33%

Sales, General &
  Administrative             22.1    36%      17.0     33%       30%
                            ------  -----    ------   -----     -------
   Operating Margin           6.3    10%       4.3      8%       47%

Interest and Other
  Income                      0.4     1%       0.3      1%       33%

Interest and Other Expense   (0.7)   (1%)     (0.6)    (1%)      17%
                            ------  -----    ------    -----   -------
Income Before Income
   Taxes                      6.0    10%       4.0      8%       50%

Provision for Income
  Taxes                       2.1     4%       1.4      3%       50%
                            ------  -----    ------    -----   -------
Net Income                    3.9     6%       2.6      5%       50%
                            ------  -----    ------    -----   -------




Results of Operations

The nine months ended February 28, 1995 compared to the same period last year is reflected as follows:

                                    ($ Millions)

                               FY1995         FY 1994       Inc.(Dec.)
                               $     %         $     %           %
                              ---   ---       ---   ---     -----------
Revenue:
Integrated Payments         100.1    57%      86.2    56%        16%
Health Care                  59.0    33%      45.4    30%        30%
Government & Corporate       14.8     8%      14.6    10%         1%
Other                         4.1     2%       6.4     4%       (36%)
                            ------  -----    ------  -----     -------
Total Revenue               178.0   100%     152.6   100%        17%

Cost of Service:
   Operations                77.1    44%      71.4    47%         8%
   Deprec. & Amort.          12.4     7%      10.5     7%        18%
   Hardware Sales             7.8     4%       7.4     5%         5%
                            ------  -----    ------  -----      -------
Total Cost of Service        97.3    55%      89.3    59%         9%

   Gross Margin              80.7    45%      63.3    41%        27%

Sales, General &
  Administrative             63.6    35%      50.5     33%       26%

Settlement of
  Shareholder Litigation        -     -        2.5      1%        -
                            ------  -----    ------   -----     -------
   Operating Margin          17.1    10%      10.3      7%       66%

Interest and Other
  Income                      1.2     0%       1.1      1%        9%

Interest and Other Expense   (1.9)   (1%)     (1.9)    (1%)        -
                            ------  -----    ------    -----   -------
Income Before Income Taxes   16.4     9%       9.5      7%       73%

Provision for Income
  Taxes                       5.9     3%       3.6      3%       64%
                            ------  -----    ------    -----   -------
Net Income                   10.5     6%       5.9      4%       78%
                            ------  -----    ------    -----   -------



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

The Company reflected a charge of $2,500,000 in the first quarter of fiscal 1994, representing the settlement costs of a lawsuit brought against the Company. (See Note 2 of the unaudited condensed consolidated financial statements for further discussion of this item).

Interest and Other Income

Interest and other income for the third quarter was $411,000, an increase of $79,000 (24%) from last year. Interest and other income for the first nine months of fiscal year 1995 was $1,214,000 an increase of $105,000 (9%). These increases are principally related to increased cash available for investment during the first six months of the current fiscal year and increased interest rates on the investment of these cash balances.

Interest and Other Expense

Interest and other expense for the third quarter increased $106,000 (20%). For the first nine months of fiscaly year 1995, interest and other expense increased $57,000 (3%). These increases are principally the result of reflecting the minority interest of an investor in Yes Check,Inc., an acquisition completed in the first quarter of the current fiscal year. The amount of the minority interest is $86,000 and $261,000 for the current quarter and nine months ending February 28, 1995, respectively.

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


                                          National Data Corporation
                                                 (Registrant)


Date:   May 23, 1995                      By:    /s/ Jerry W.  Braxton
        ________________                         ____________________

                                                   Jerry W. Braxton
                                                 Chief Financial Officer