Form 10-K/A
period 1994-05-31
NATIONAL DATA CORP
filed 1995-05-26
CIK 70033

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

Selected Financial Data
(In thousands except per share data)

                                    Year ended  May 31,
                             1994     1993       1992     1991    1990
Revenue from operations:

Integrated Payment
  Systems                 $112,427  $113,793  $121,774  $132,918 $128,044

Health Care Application
  Systems and Services      63,005    56,268    47,735    37,488   36,767

Government, Corporate
  System and Services       20,565    21,549    24,767    29,386   26,645

Other                        8,009    12,946    22,210    27,299   82,313
- ------------------------------------------------------------------------
    Total                 $204,006  $204,556  $216,486  $227,091 $273,769

Operating income(loss)      15,887    15,021    14,675   (21,059)  11,453

Net Income:
Income (loss) from:
  Continuing operations    $ 9,710    $8,489    $7,419  $(14,136)  $1,963
  Discontinued operations        -         -         -         -    1,119
                           --------   -------  --------  -------- -------
Net income                 $ 9,710    $8,489    $7,419  $(14,136)  $3,082


Earnings (loss) per share:
  Continuing operations      $ .75     $ .68     $ .62   $ (1.20)   $ .17
  Discontinued operations        -         -         -         -      .09
                           -------     -----     -----   --------   -----
Earnings per share           $ .75     $ .68     $ .62   $ (1.20)   $ .26

Dividends per share          $ .44     $ .44     $ .44   $   .44    $ .44

Total assets              $183,326  $175,348  $194,882  $212,146 $277,200

Long-term obligations      $23,063   $26,329   $30,081   $27,377  $32,950

Total stockholders'equity $109,331  $101,261   $96,450   $93,023 $110,891
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
                                                ========   ========    ========
  See Notes to Consolidated Financial Statements


CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
NATIONAL DATA CORPORATION
(in thousands except per share data)

                                                       Common Stock              Capital in  Cumulative            Deferred
                                                 Number                Excess of   Retained Translation  Treasury   Compen-
                                                of Shares      Amount  Par Value   Earnings  Adjustment     Stock    sation
Balance at May 31, 1991                           11,796      $1,475    $22,409    $69,328         $0         $0     ($189)

     Net income                                         -           -         -      7,419            -         -        -
     Cash dividends ($.44 per share)                    -           -         -     (5,238)           -         -        -
     Foreign currency translation adjustment            -           -         -          -       (166)         -        -
     Stock issued under employee
          stock plans                                164          20      1,203           -           -         -     (138)
     Amortization of deferred
          compensation                                  -           -         -          -           -         -       327
- --------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1992                           11,960       1,495     23,612      71,509        (166)        0        0

     Net income                                         -           -         -      8,489           -          -        -
     Cash dividends ($.44 per share)                    -           -         -     (5,340)          -          -        -
     Foreign currency translation adjustment            -           -         -          -       (227)          -        -
     Stock issued under employee
          stock plans                                158          19      1,479           -          -          -        -
     Stock issued under restricted
          stock plans                                109          14      1,158           -          -          -   (1,172)
     Amortization of deferred
          compensation                                  -           -         -          -          -           -      391
- --------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1993                           12,227       1,528     26,249     74,658        (393)         0     (781)

     Net income                                         -           -         -      9,710            -         -        -
     Cash dividends ($.44 per share)                    -           -         -     (5,503)           -         -        -
     Foreign currency translation adjustment            -           -         -          -       (140)          -        -
     Stock issued under employee
          stock plans                                333          42      3,217           -           -         -        -
     Stock issued under restricted
          stock plans                                 50           6        749           -           -         -     (755)
     Amortization of deferred
          compensation                                  -           -         -          -           -          -      744
- --------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1994                           12,610      $1,576    $30,215    $78,865       ($533)        $0    ($792)
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

The changes in acquired intangibles and goodwill for fiscal years 1994 and 1993 are summarized below (in thousands):

Balance at May 31, 1992                         $53,264
  Purchase price adjustments                       (755)
  Amortization                                   (6,210)
- -------------------------------------------------------------
Balance at May 31, 1993                         $46,299
  Additions from acquisitions                       400
  Purchase price adjustments                        532
  Amortization                                   (5,981)
- -------------------------------------------------------------
Balance at May 31, 1994                         $41,250
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

Transactions in stock options under these plans are summarized as follows:

                                               Option Price
                              Shares Under       Per Share
                                Option       at Date of Grant
_____________________________________________________________

Outstanding at May 31, 1991    1,025,323     $9.75 - $33.75
  Granted                        657,825
  Exercised                      (47,833)
  Expired or terminated         (183,581)
- -------------------------------------------------------------
Outstanding at May 31, 1992    1,451,734     $9.25 - $33.75
  Granted                        789,159
  Exercised                     (140,870)
  Expired or terminated         (714,968)
- -------------------------------------------------------------
Outstanding at May 31, 1993    1,385,055     $8.00 - $33.75
  Granted                        519,000
  Exercised                     (239,543)
  Expired or terminated         (182,587)
- -------------------------------------------------------------
Outstanding at May 31, 1994    1,481,925     $8.00 - $33.75


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




Note 6 - Lease Obligations
- -------------------------------------------------------------

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

Year Ending May 31,                            Amount
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



Note 15  - Provision for Bad Debt, Sales Allowances and
           Operational Losses
- --------------------------------------------------------


The Company establishes reserves for bad debts based upon analyses of the trade accounts receivable aging and any identified collection issues.

Reserves are established for sales returns and allowances based principally on historical and projected experiences and any identified return issues.

The Company processes VISA and MasterCard charges for its direct merchant customers. The Company's customers have liability for the charges disputed by the cardholders, based on VISA and MasterCard rules and regulations. However, in the case of merchant fraud, insolvency or bankruptcy by the merchant, the Company may be liable for any such charges disputed by the cardholder. The Company establishes reserves for operational charges based upon historical and projected experiences concerning such charges. See Note 10 for a further description of contingencies associated with the merchant processing business.

The following table details the reserves established for the above activities (in thousands):

                                Fiscal Year ended May 31,

                             1994         1993        1992
                            ------       -----       -----

Bad Debt                    $  988       $1,691      $1,086

Sales Returns & Allowances   2,775        2,348       2,926

Operation Losses               787        1,438       1,941
                            ------       ------      ------
                            $4,550       $5,477      $5,953
                            ======       ======      ======
















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
(in thousands)

Column A               Column B               Column C         Column D - Deductions                Column E
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


   Date:   May 23, 1995