Form 10-K
period 1995-05-31
NATIONAL DATA CORP
filed 1995-08-29
CIK 70033

                                   FORM 10-K
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
(Mark One)

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 [ X ]   SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
         For the fiscal year ended May 31, 1995 or

 [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
         For the transition period from            to            .
                                        ----------    -----------

Commission File No. 03966
                    -----

                           NATIONAL DATA CORPORATION
                           -------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                                58-977458
- --------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

National Data Plaza
Atlanta, Georgia                                                  30329-2010
- --------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:    404-728-2000
                                                       ------------

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
      Title of each class                on which registered
       COMMON STOCK PAR
     VALUE $.125 PER SHARE        THE NEW YORK STOCK EXCHANGE, INC.
     ---------------------        ---------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                      -----
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X  No    .
                                              ----   ----

Indicate by check mark if disclosure of delinquent file is pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $553,553,673 based upon the last reported sale price on The New York Stock Exchange on August 23, 1995, using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by all directors and officers of the registrant, some of whom may not be held to be affiliates upon judicial determination.

The number of shares of the registrant's common stock, par value $.125, outstanding as of August 23, 1995 was 22,628,318 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                 Document                                           Form 10-K
                 --------                                           ---------

         Portions of the Company's                                  Part III
         Proxy Statement relating to the
         1995 Annual Meeting of Stockholders
         to be held on October 26, 1995

                           NATIONAL DATA CORPORATION
                          1995 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

PART I.
- -------

Item 1.   BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item 2.   PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
Item 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                   HOLDERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
EXECUTIVE OFFICERS OF THE REGISTRANT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

PART II
- -------

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
Item 6.   SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

Part III
- --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
Item 11.  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

PART IV
- -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

APPENDIX A  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

                                     PART I
ITEM 1.  BUSINESS



                                    GENERAL

         National Data Corporation (the "Company" or "NDC") is a Delaware corporation that was incorporated in 1967. The Company is a leading provider of high-volume transaction processing services and application systems to the health care and payment systems markets. The Company serves a diverse customer base comprised of more than 60,000 health care providers, 350,000 merchant locations, 35,000 corporations and 200 banking institutions, as well as federal and state government agencies. The Company markets its services directly to merchants and health care providers and indirectly through business alliances with a wide range of banks, insurance companies and distributors. The Company is one of the largest independent providers of health care transaction processing and integrated payment systems services in the United States, having processed over 1.7 billion transactions during fiscal 1995.

         NDC provides electronic claims processing and adjudication services, practice management systems and clinical data base information for pharmacies, dentists, physicians, hospitals, health maintenance organizations, clinics and nursing homes, as well as other health care providers. Management believes that the Company is the largest independent processor of real-time health care transactions, and that it is well positioned to capitalize on the growing demand for cost containment and improved patient care in the health care industry. Approximately 34% of the Company's total revenue for fiscal year 1995 was derived from the Company's health care systems and services, which represent the fastest growing portion of the Company's business.

         The Company's payment systems business offers transaction processing solutions to merchants, health care providers, universities and colleges and government agencies. The Company is one of the largest providers of credit card, debit card and check verification/guarantee processing services. NDC also offers electronic tax filing and payment services to government and corporate customers. The Company recently introduced a purchase card that provides electronic payment capabilities for business-to-business purchasing transactions. Approximately 56% of the Company's total revenue for fiscal year 1995 was derived from the Company's payment systems and services. NDC also provides cash management, information reporting and Electronic Data Interchange
(EDI) services for government and corporate customers, which represented approximately 8% of the Company's total revenue for fiscal 1995.

         The Company's products offer greater convenience to purchasers and providers of goods and services and reduce processing costs, settlement delays and losses from fraudulent transactions. NDC's advanced high speed computer and telecommunications network enables the Company to electronically process, capture and transmit a high volume of point-of-service transactions 24 hours a day, seven days a week. While the transition from paper-based to electronic transaction processing continues, the earliest and most significant penetration has occurred in the areas of credit card authorization and settlement and pharmacy transaction processing. NDC believes that the rapid transition to electronic transaction processing demonstrates the potential for automation of other markets still dominated by paper-based processing, such as additional health care applications and the transfer of information between businesses.

         The Company's business strategy is to be a total solution provider of value-added transaction processing systems and services in the markets it serves. NDC believes that both the payment systems and the health care markets present attractive opportunities for continued growth. In pursuing its strategy, the Company seeks both to increase its penetration of existing application systems and point-of-use transaction processing markets and to continue to identify and create new markets for its services. The Company will also continue to seek to enhance existing products and develop new systems and services; for example, services relating to financial electronic data interchange and medical claims processing.

         To support its business strategy, the Company has expanded its focus on acquisition opportunities and alliances with other companies that allow NDC to increase its market penetration, technological capabilities, product offerings and distribution capabilities. During fiscal year 1995, the Company completed six acquisitions with an aggregate cash purchase price of approximately $46 million. These acquisitions give NDC expanded capabilities and customer bases in the physician and dental practice management, pharmacy practice management, hospital and medical claims processing and merchant check guarantee areas.

                              INDUSTRY BACKGROUND

         Advances in computer software, telecommunications and hardware technology have aided the development of on-line, real-time information processing systems that electronically capture and transmit high volumes of information. These advances in technology allow information processors to offer greater convenience to purchasers and providers of goods and services and reduce processing costs, settlement delays and losses from fraudulent transactions.

HEALTH CARE MARKET

         The health care sector of the market for information systems is growing rapidly due to the need of employers, health care payors and providers to control costs and to improve quality of care. A high percentage of health care claims are still processed using manually processed paper-based systems. Third party payors and health care providers continue to seek methods to automate processing in order to reduce costs and improve the delivery of health care services. The Company believes the health care industry is one of the largest potential markets for electronic information processing services, including the electronic transmission and capture of data for on-line eligibility verification and settlement of insurance claims. The application of technology to improve the flow of information to address patient care quality is expanding as well.

         Since the late 1980s, electronic processing technology has been applied to the transmission and capture of data for pharmacy claims and transaction processing. This technology is being adapted to the processing of other health care data, including insurance claims for dentists, physicians and hospitals.

         The Company believes that the ability to offer total solutions, including practice management systems as well as information processing services, to both payors and providers in the health care markets will be an important competitive factor as automated claims processing and the availability of information in this service area continues to grow. As electronic processing of health care claims accelerates, the Company believes it will be important for companies to be able to offer integrated, value-added systems and services to industry participants who continue to automate.



PAYMENT SYSTEMS MARKET

         Electronic transaction processing for the payment systems market involves transaction authorization, data capture and settlement for credit and debit cards, check verification and guarantee services and financial electronic data interchange. Most retail credit card transactions are no longer processed through paper-based systems and are instead electronically authorized, with an increasing number electronically settled as well.

The Company believes that the number of transactions will continue to grow and that an increasing percentage of these transactions will be processed electronically due to convenience, efficiency and a desire to reduce fraud and other processing costs.

         The Company believes that there are significant opportunities for continued growth in the application of electronic transaction processing services to the payment systems market. Utilization of debit cards as a general payment mechanism for goods and services continues to increase, principally in the supermarket, travel and leisure, and gasoline industries. There is also significant potential for growth in the use of credit and debit cards in other traditional cash payment markets, such as fast-food restaurants, gaming establishments, cinemas and convenience stores. The increased use of credit and debit cards for such transactions is primarily driven by the convenience they provide as well as the ability to efficiently track expenses and purchase activity. In addition, the Company believes the proliferation of affinity or co-branded cards that provide consumers with added benefits, such as discounts on gasoline or airline tickets, should contribute to increased use of credit and debit cards and the growth of the payment systems market.

         VISA and MasterCard, as well as other independent service providers such as the Company, provide high volume electronic transaction processing services directly to merchants and other customers as well as indirectly through banking institutions. The direct electronic transaction processing business has shown increasing growth recently as the result of a consolidation of the industry toward independent providers and away from traditional providers. The Company believes this shift is due in large part to more efficient distribution channels as well as the increased technological capabilities required for the rapid and efficient creation, processing, handling, storage and retrieval of information. These technological capabilities have become increasingly complex, requiring significant capital commitments to develop, maintain and update the systems necessary to provide these technologically advanced services at a competitive price. As a result, several large merchant processors, including the Company, have expanded their operations with acquisitions of new merchant accounts from banks who previously serviced those accounts. In addition, many small information processing organizations are consolidating with larger service providers.

         In addition to services that enable merchants to accept credit and debit cards, the payment systems market continues to expand to include increasing levels of check verification and guarantee services. Demand for these services has been growing in recent years as merchants seek to reduce losses related to bad checks and use check acceptance to increase sales.

                               BUSINESS STRATEGY

         The Company's business strategy is to be a total solution provider of value-added information processing services and application systems in the markets it serves. NDC believes that both the health care and the integrated payment systems markets present attractive opportunities for continued growth. In pursuing its business strategy, the

Company seeks both to increase its penetration of existing information processing and application systems markets and to continue to identify and create new markets through the:

      - development of value-added applications, enhancement of existing products and development of new systems and services;

      - acquisition of, or alliance with, companies that have desirable products and/or distribution capabilities; and

      - extension of the terms and commitments of existing customer contracts.


                             PRODUCTS AND SERVICES
HEALTH CARE

         The Company is a leading provider of a full range of products and services that address health care cost containment and improved patient care issues. The Company's products include electronic claims processing, adjudication and payment systems, funding capabilities, practice management systems and clinical data base information for pharmacies, dentists, physicians, hospitals, HMO's, clinics and nursing homes. Revenue for Health Care products and services consists of transaction processing fees and recurring monthly maintenance and support fees, software license revenue and proceeds from the sale of practice management systems as well as upgrade charges for additional applications. Fees for electronic claims processing services are based on a per transaction rate, with the rate varying depending upon the volume and scope of services provided.

         ELECTRONIC PROCESSING SERVICES
         The Company's electronic processing services are offered to pharmacies, dentists, hospitals, HMO's and preferred provider organizations. These services include eligibility verification, patient-specific benefit coverage, claims data capture and editing, claim adjudication and retrospective and prospective drug utilization review. The Company supports approximately 60,000 health care provider locations. Electronic processing for health care transactions represents the Company's fastest growing service. The Company recently expanded its presence in the health care claims processing market with two acquisitions, one of a company specializing in hospital claims processing and another of a product relating to claims clearing and processing systems for physicians' offices.

         PRACTICE MANAGEMENT SYSTEMS
         The Company's practice management systems are designed to provide the health care market with applications solutions that improve the efficiency of operations, address cost containment concerns and enhance overall quality of patient care. In addition, NDC's practice management systems are offered with the Company's claims processing services, credit and debit card processing capabilities and other associated functions such as inventory reporting and ordering.

         PHARMACY MANAGEMENT SYSTEMS. The Company's pharmacy practice management systems, including its DataStat(R) systems, provide solutions for independent and chain pharmacies, hospitals, HMO's, clinics and nursing homes. These systems enable pharmacists to manage and perform patient registration, drug record-keeping, private and third-party billing, inventory control and ordering, price updates, management reporting and drug database updates to detect potential clinical dispensing and prescribing problems. In addition, the Company's systems provide value-added claims processing services. The Company's systems are sold and maintained by the Company and can be tailored to the needs of users utilizing micro- and mini-computer platforms. In fiscal 1995, the Company expanded its offering of pharmacy management systems with the acquisition of a Canadian-based company that focuses on providing systems to pharmacy chains in the U.S. and Canada.

         DENTAL MANAGEMENT SYSTEMS. The Company's dental management systems are designed to provide dentists with patient record accounting, patient scheduling and recall, billing and collection, insurance claims information and electronic processing to improve the efficiency of office management. The Company expanded its dental management product line in fiscal 1994 with the introduction of the NDC Dental System, which incorporates advanced clinical functionality with customary business automation functions.

         PHYSICIAN MANAGEMENT SYSTEM. The Company's physician management system is designed to provide physicians with patient scheduling, billing and collection, patient record accounting, insurance claims information and electronic processing designed to improve the efficiency of office management. The Company entered the physician practice management systems market in fiscal 1995 through the acquisition of one of the leading providers of automated systems to this market, with approximately 7,000 users of the acquired company's products.


PAYMENT SYSTEMS

         The Company's Payment Systems products provide a wide range of transaction processing alternatives to the retail, hospitality, health care and government markets. The Company offers merchant credit and debit card processing, check verification and guarantee and other services directly to merchants and, with the exception of check guarantee, indirectly through financial institutions.

         MERCHANT PROCESSING SERVICES
         NDC is one of the leading merchant processing companies in the nation, serving approximately 350,000 merchant locations. NDC's merchant processing services include credit and debit card authorization, data capture and product and customer support functions, primarily for VISA and MasterCard bank cards. For merchants with a direct processing relationship, the Company also performs the financial settlement between the merchant and the card associations, reconciliation of the financial settlement and resolution of disputes between the Company's merchants and cardholders. Fees for the

Company's merchant processing services are principally based on the dollar volume of transactions processed directly for merchants and a per transaction rate for transactions processed for banks on behalf of merchants.

         The Company provides credit and debit authorization services utilizing point-of-sale terminals, electronic cash registers and proprietary personal computer applications. These systems provide merchants with a comprehensive, nationwide authorization network for credit cards, debit cards and checks. The Company also provides electronic data capture (EDC) systems that incorporate the capabilities of its electronic point-of-sale authorization system, combined with enhanced software, to enable the Company to electronically capture the entire transaction and transmit the necessary value-added information directly to the Company's central computer system for faster clearing through the banking system. These systems allow the merchant quicker access to its funds and avoid the necessity and cost of physically processing paper charge slips. Customized value-added applications for specialty retailers, restaurants, hotels and oil companies are marketed by the Company.

         CHECK VERIFICATION AND GUARANTEE SERVICES
         The Company offers merchants a check verification service. In fiscal 1995, the Company expanded its payment system services to include check guarantee services through the acquisition of two check guarantee businesses. Check guarantee differs from check verification in that the Company not only verifies the transaction but also guarantees payment. If a check is not paid, the Company assumes the right to collect from the individual writing the check. Fees for the Company's check verification services are based on a per transaction rate, while fees for its check guarantee services are based on a percentage, or discount, of the face value of each check guaranteed by the Company.

         OTHER PAYMENT AND RELATED SERVICES
         During fiscal 1994, the Company introduced a purchase card service. This service is aimed at high volume corporate or government purchases of low dollar value items. The product is credit card-based and is intended to significantly reduce the cost of making such small purchases, while at the same time making available to corporate purchasing departments needed controls and management information relating to purchases. The Company also offers tax products that provide for the electronic filing and payment of corporate taxes. The Company initiates the electronic funds transfer process for payment of the taxes due, while delivering the information summary to the appropriate government agency.

INFORMATION SYSTEMS AND SERVICES
         NDC's Information Systems and Services include cash management, information reporting and Electronic Data Interchange (EDI). The services provide financial, management and operational data to corporate and government institutions worldwide. Corporate and government organizations use these services to collect, consolidate and report financial, administrative and operating data from more than 230,000 locations.

                              SALES AND MARKETING

         The Company's electronic transaction processing services are offered to the health care markets directly through Company personnel and through alliances. The Company's pharmacy and dental practice management systems are marketed primarily through the Company's personnel but also jointly through alliances. The Company offers its physician practice management system through value-added resellers and by direct marketing. The Company markets its Payment Systems products and services through financial institutions, bank alliance programs, its own sales personnel and also through independent contractors.

                             OPERATIONS AND SYSTEMS

         The Company operates multiple data and voice center facilities. The primary facilities are in Atlanta, Georgia, with others in Texas, California, Toronto, Canada and the United Kingdom.

         Because of the large number and variety of NDC's products and services, the Company does not rely on a single technology to satisfy its sophisticated computer systems needs but instead employs the best available technology that is suitable for each particular task. Given this approach, NDC utilizes (i) the latest Unisys mainframe class systems and the OS/2200 operating system for large scale transaction and batch data base processing;
(ii) Tandem fault-tolerant computers and the Guardian operating system for high volume, fast response transaction processing; (iii) client-server technology for end-user data base applications; and (iv) UNIX and Windows(TM) based systems for focused communication applications systems. These systems are linked via high speed, fiber optic-based networked backbones for file exchange and inter-system communication purposes. NDC also maintains storage systems connected to the backbones, including a robotic tape library and optical storage for archival storage purposes. All of the Company's systems are supported by a systems support, operations and production control staff with an advanced network control center.

         The Company's communications network is made up of several discrete networks, each designed for a different purpose. NDC maintains three primary networks: a high speed, short transaction network called FASTNET; a private line nationwide high bandwidth backbone network; and a dial-up voice/data network for interactive and voice traffic. The Company also maintains a number of support services offering satellite, wireless, INTERNET and ISDN/DOV connectivity.

                                  COMPETITION

         The markets for the application systems and services offered by the Company are highly competitive. The Company has a number of actual and potential competitors as to all of the systems and services that it offers. Many of the Company's services compete directly with computer manufacturers that encourage businesses to purchase or lease the manufacturers' computers and establish in-house systems. In addition to this competition, the Company believes that there are several companies that have the capability to offer some of the Company's services in competition with the Company, certain of which are substantially larger than the Company. The Company believes that its ability to offer integrated solutions to its customers, including hardware, software, processing and network facilities, is a positive factor pertaining to the competitive position of the Company. The Company recognizes, however, that its industry segment is increasingly competitive. The key competitive factors for the Company are functionality of products, quality of service and price.

                            RESEARCH AND DEVELOPMENT

         The Company has a research and development staff of approximately 265 persons. During fiscal 1993, 1994, and 1995, the Company spent approximately $3.8 million, $4.7 million, and $7.7 million, respectively, on activities relating to the development and improvement of new and existing products, services and techniques.

                                   EMPLOYEES

As of May 31, 1995 the Company and its subsidiaries had approximately 1,900 employees.


               FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENT
                            AND CLASSES OF SERVICES

        The Company operates in one reportable industry segment, Data Processing Services. See Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion.

        The following table sets forth the approximate contribution to consolidated revenues of each class of service in the Data Processing Services segment during the Company's last three fiscal years.

                                                                       Year ended May 31,
                                                                1995          1994          1993
                                                                ----          ----          ----
                                                                         (in thousands)
- -------------------------------------------------------------------------------------------------
Payment Systems                                               $134,723      $115,244     $115,475
Health Care                                                     82,713        63,005       56,268
Information Systems and Services                                19,081        19,875       21,549
Other                                                            5,514         8,009       12,946
- -------------------------------------------------------------------------------------------------
Total                                                         $242,031      $206,133     $206,238
- -------------------------------------------------------------------------------------------------

NOTE:   Certain reclassifications have been made to the fiscal 1994 and fiscal
1993 results to conform to the fiscal 1995 presentation (See Note 1 to Notes to Consolidated Financial Statements).


ITEM 2.  PROPERTIES

        The following table indicates the location, use, size, basic annual rental, and termination date for the Company's principal leases of real property.

                                                            No. of
                                                            Sq. Ft.      Net          Termination
Location         Use                                        Leased   Annual Rent          Date
- ---------        ----                                       ------   -----------          ----
Atlanta,         Housing of central computers               81,236     $593,023          2003
Georgia          and customer support systems

Atlanta,         Housing of computers and                   40,000     $308,076          1996
Georgia          operations for merchant
                 processing

Rockville,       Housing of computers                       14,220     $237,047          1997
Maryland         and operations information
                 services center

London,          Sales Center and software                   2,400     $ 54,905          1995
England          development

Tucker,          Warehouse and maintenance                  20,922     $115,687          2000
Georgia          operations

El Monte,        Housing of computers and                    7,633     $109,587          1997
California       operations for data
                 processing

Toronto,         Regional Center                            10,535     $ 84,280          1999
Canada

Dallas,          Regional Center                            22,209     $212,096          1997
Texas

Hanover,         Merchant Processing Center                 19,240     $283,790          1996
Maryland

        In addition to the leases referred to above, the Company leases 23 sales offices, two warehouse facilities, and various other facilities for an aggregate annual rental of approximately $5,657,000. The Company also continues to pay rent on closed facilities with a total annual rental of approximately $856,000, which obligations will expire September, 1995.

        In January 1987, the Company took occupancy of a newly constructed six-story, 120,000 square foot corporate headquarters building adjacent to the One National Data Plaza building in Atlanta, Georgia. Permanent financing for the building of $12,000,000 is at a fixed rate of 9.375% per year for a 10-year term and 30-year amortization. See Note 9 to the Company's Consolidated Financial Statements.

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

ITEM 3.  LEGAL PROCEEDINGS

        None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT
         The names, titles, ages, and business experience of all present executive officers of the Company are listed below. All officers hold office at the pleasure of the Board of Directors, unless they earlier retire or resign.

         Name                                          Business Experience                                Age
         ----                                          -------------------                                ---
 Robert A. Yellowlees              Chairman of the Board of the Company since June 1992;                  56
                                     President, Chief Executive Officer and Chief Operating
                                     Officer of the Company since May 1992; Chairman of the Board of Spectrum Research Group, consultants on management of
                                     technology; director of John H. Harland Co. Mr. Yellowlees has been a director of the Company since April 1985.

 Jerry W. Braxton                  Chief Financial Officer of the Company since January 1992;             48
                                     Vice President -- Treasurer and Vice President -- Controller
                                     of Contel Corporation from 1983 through 1991.

 Richard S. Cohan                  General Manager, Health Care Information Network, of the               42
                                     Company since April 1995; Senior Vice President, Health Care
                                     Business Development from December 1993 through March 1995;
                                     Senior Vice President of the Health Care Application Systems
                                     and Services unit of the Company from September 1992 to
                                     November 1993;  Group Vice President and General Manager of
                                     the Health Care Institutional Services unit of the Company from December 1987 through August 1992.

 Donald B. Graham                  Senior Vice President, Operations, of the Company since                54
                                     January 1994; President and Chief Executive Officer of
                                     Information Systems of America from February 1988 until July
                                     1993.

 James R. Henderson                General Manager, Pharmacy and Dental Application Systems, of           50
                                     the Company since April 1995; Executive Vice President,
                                     Health Care Application Systems and Services from December
                                     1993 through March 1995; Executive Vice President, Product
                                     Line Management from September 1992 through November 1993;
                                     Executive Vice President of Worldwide Sales, Marketing and
                                     Operations for Quality Micro Systems,  Inc. from 1988 until
                                     1991.

Donald L. Howard                  Vice President -- Human Resources of the Company since                  56
                                    February 1980.

E. Michael Ingram                 General Counsel and Secretary of the Company since January              43
                                    1985.

J. David Lyons                    General Manager, Payment Services, of the Company since April           56
                                    1995;  Executive Vice President, Marketing & Sales of the
                                    Company from July 1993 through March 1995; Senior Vice
                                    President of Sales and Marketing of Syncordia from September
                                    1990 to March 1993; Vice President and General Manager of
                                    International Sales and Service and other positions for Data
                                    General Corporation from 1981 to 1990.

Kevin C. Shea                     General Manager,  Integrated Payment Systems, of the Company            44
                                    since April 1995;  Executive Vice President, Integrated
                                    Payment Systems from September 1992 through March 1995;
                                    Executive Vice President, National Data Payment Systems,
                                    Inc. ("NDPS") from December 1990 through August 1992; Group
                                    Vice President, NDPS from June 1988 through November 1990.

M.P. Stevenson, Jr.               Vice President and Controller of the Company since September            40
                                    1992; Division Controller, NDPS from March 1992 to August
                                    1992; Director, Internal Audit from March 1986 to February
                                    1992.

                                   PART II

          ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS

Market Price and Dividend Information appears on Page A-2 of this report.


                       ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data appear on Page A-1 of this report.


          ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages A-3 to A-9 of this report.


             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary information appear on pages A-10 to A-35 of this report.



           ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Company hereby incorporates by reference the information contained under the heading "Election of Directors - Certain Information Concerning Nominees and Directors" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1995 Annual Meeting of Stockholders to be held on October 26, 1995. Certain information relating to executive officers of the Company appears at pages 14 to 15 of this Annual Report on Form 10-K.

                        ITEM 11.  EXECUTIVE COMPENSATION

        The Company hereby incorporates by reference the information contained under the heading "Election of Directors - Compensation and Other Benefits" from its definitive proxy statement to be delivered to the stockholders of the Company in connection with the 1995 Annual Meeting of Stockholders to be held on October 26, 1995. In no event shall the information contained in the proxy statement under the sections entitled "Stockholder Return Analysis," "Comparison of Cumulative Total Returns," and "Report of the Compensation and Stock Option Committees" be included in this reference.

         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                   MANAGEMENT

        The Company hereby incorporates by reference the information contained under the headings "Election of Directors - Common Stock Ownership of Management" and " - Common Stock Ownership by Certain Other Persons" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1995 Annual Meeting of Stockholders to be held on October 26, 1995.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV

        ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                                  ON FORM 8-K

 (a)(1) The following consolidated financial statements for the Registrant and its subsidiaries appear in Appendix A to this report and are filed as a part hereof:


Consolidated Statements of Income for the three fiscal years ended May 31, 1995.

             Consolidated Balance Sheets at May 31, 1995 and 1994.

Consolidated Statements of Changes in Stockholders' Equity for the three fiscal years ended May 31, 1995.

Consolidated Statement of Cash Flows for the three fiscal years ended May 31,
                                     1995.

                  Notes to Consolidated Financial Statements.

                    Report of Independent Public Accountants

(a)(2) Other than as described below, Financial Statement Schedules are not filed with this Report because the Schedules are either inapplicable or the required information is presented in the Financial Statements or Notes thereto. The following Schedule is filed in Appendix A as a part hereof:

          Consolidated Schedule V - Valuation and Qualifying Accounts.

            Report of Independent Public Accountants as to Schedule

 (a)(3)  Exhibits

(3)(i) Certificate of Incorporation of the Registrant, as amended (filed as Exhibit 3(i) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1991, File No. 03966, and incorporated herein by reference).

(ii) Bylaws of the Registrant, as amended (filed as Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1991, File No. 03966, and incorporated herin by reference).

(iii)    Amendment to Bylaws of the Registrant, as previously amended.

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

(ii) Acquisition Credit Agreement dated as of July 29, 1994 between the Registrant and Wachovia Bank of Georgia, N.A. ("Wachovia"), as Agent (filed as
Exhibit 3(v) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1994, File No. 03966, and incorporated herein by reference).

(iii) Working Capital Credit Agreement dated as of July 29, 1994 between the Registrant and Wachovia Bank of Georgia, N.A. ("Wachovia"), as Agent (filed as
Exhibit 3(vi) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1994, File No. 03966, and incorporated herein by reference).

(iv) Amendment to Working Capital Credit Agreement dated July 20, 1995 between the Registrant and Wachovia Bank of Georgia, N.A. ("Wachovia"), as Agent.

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

(ix) Renewal Employment Agreement effective as of May 18, 1995 between Robert A. Yellowlees and the Registrant (filed as Exhibit 10(x) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1994, File No. 03966, and incorporated herein by reference.)

(x) Amended and Restated Retirement Plan for Non-Employee Directors, dated as of April 20, 1994 (filed as Exhibit 10(xii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1994, File No. 03966, and incorporated herein by reference.)

(xi)    Amendment to Amended and Restated Retirement Plan for Non-Employee
Directors.

(21)    Subsidiaries of the Registrant.

(23) Consent of Independent Public Accountants (included in Appendix A, page A-38).

(27)    Financial Data Schedule (for SEC use only)

(b) The Registrant filed a report on Form 8-K/A dated May 23, 1995,during the last quarter of the period covered by this report, amending Form 8-K, filed on November 17, 1995.

(c)     The Exhibits to this Report are listed under Item 14(a)(3) above.

(d) The Financial Statement Schedule to this Report is listed under Item 14(a)(2) above.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, National Data Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NATIONAL DATA CORPORATION


                                   By:  /s/ Robert A. Yellowlees
                                   ------------------------------
                                    Robert A. Yellowlees, Chairman of the
                                    Board, President and Chief Executive
                                    Officer
                                    (Principal Executive Officer)

                                   By:  /s/ Jerry W. Braxton
                                   -------------------------
                                    Jerry W. Braxton, Executive Vice
                                    President and Chief Financial Officer
                                    (Principal Financial Officer)

                                   By:  /s/ Marion P. Stevenson
                                   ----------------------------
                                    Marion P. Stevenson
                                    Vice President and Controller
                                    (Principal Accounting Officer)

   Date:   August 29, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated:

Signature                                  Title                                   Date
- ---------                                  -----                                   ----
 /s/ Robert A. Yellowlees         Chairman of the Board,                        August 29, 1995
- -------------------------         Chief Executive Officer
Robert A. Yellowlees


 /s/ Edward L. Barlow             Director                                      August 29, 1995
- -------------------------
Edward L. Barlow


 /s/ James B. Edwards             Director                                      August 29, 1995
- -------------------------
James B. Edwards


 /s/ Don W. Sands                 Director                                      August 29, 1995
- -------------------------
Don W. Sands


 /s/ Neil Williams                Director                                      August 29, 1995
- -------------------------
Neil Williams

                                   APPENDIX A
                                       to
                           ANNUAL REPORT ON FORM 10-K
                 NATIONAL DATA CORPORATION AND ITS SUBSIDIARIES
                       FINANCIAL STATEMENTS AND SCHEDULES

                                    CONTENTS

Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-1

Market Price and Dividend Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-2

Management's Discussion and Analysis of Financial Condition and
         Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-3

Consolidated Statements of Income for the three years
         ended May 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-10

Consolidated Balance Sheets at May 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-11

Consolidated Statements of Changes in Stockholders' Equity for
         the three years ended May 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-13

Consolidated Statements of Cash Flows for the three years ended
         May 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-14

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-15

Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-33

Consolidated Schedule V - Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-34

Report of Independent Public Accountants As to Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-35

Consent of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  A-38

Selected Financial Data
(In thousands except per share data)

                                                            Year ended May 31,
                                                            ------------------
                                            1995        1994       1993       1992      1991
- -----------------------------------------------------------------------------------------------
Revenue:
Payment Systems                           $134,723    $115,244   $115,475   $123,305   $134,382

Health Care                                 82,713      63,005     56,268     47,735     37,488

Information
  Systems and Services                      19,081      19,875     21,549     24,767     29,386

Other                                        5,514       8,009     12,946     22,210     27,299
- -----------------------------------------------------------------------------------------------
  Total                                   $242,031    $206,133   $206,238   $218,017   $228,555

Operating income (loss)                     24,856      15,887     15,021     14,675    (21,059)

Net Income (loss)                         $ 15,389    $  9,710   $  8,489   $  7,419   $(14,136)

Earnings (loss) per share                 $    .75    $    .50   $    .45   $    .41   $   (.80)

Dividends per share                       $    .30    $    .29   $    .29   $    .29   $    .29

Total assets                              $216,761    $184,203   $175,348   $194,882   $212,146

Long-term obligations                     $ 23,058    $ 21,287   $ 19,688   $ 30,081   $ 27,377

Total stockholders' equity                $122,523    $109,331   $101,261   $ 96,450   $ 93,023
- -----------------------------------------------------------------------------------------------

Note: Certain reclassifications have been made to prior years' financial statements to conform to fiscal 1995 presentation.

MARKET PRICE AND DIVIDEND INFORMATION

During the second quarter of fiscal year 1994, National Data Corporation was listed on the New York Stock Exchange. Prior to that time, the Company's common stock was traded on the over-the-counter market. National Data Corporation's common stock is traded on the New York Stock Exchange under the ticker symbol "NDC." The high and low sales prices and dividend paid per share of the Company's common stock for each quarter during the last two fiscal years were, retroactively restated for the March 1995 three-for-two stock split, as follows:

                                                           Dividend
                                                             Per
                              High           Low            Share
- -------------------------------------------------------------------
Fiscal Year 1994:

First Quarter                 $13.00          $ 9.50        $.073
Second Quarter                 12.83           10.00         .073
Third Quarter                  14.17            9.75         .073
Fourth Quarter                 15.33           11.00         .073

Fiscal Year 1995:

First Quarter                  13.50           10.33         .073
Second Quarter                 14.67           12.92         .073
Third Quarter                  17.58           13.83         .073
Fourth Quarter                 21.38           16.50         .075


The number of shareholders of record as of July 27, 1995 was 2,087.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

For an understanding of the significant factors that influenced the Company's results during the past three years, the following discussion should be read in conjunction with the consolidated financial statements of the Company and related notes appearing elsewhere in this report.

Results of Operations
FISCAL YEAR ENDED MAY 31, 1995 COMPARED TO THE FISCAL YEAR ENDED MAY 31, 1994. The following table reflects the relative percentage ratios and the percent change from the prior year:

                                                                 ($ Millions)
                                                        FY 1995                 FY 1994            Inc. (Dec.)
                                                     $          %             $           %             %
                                                   -----------------        -----------------      -----------
Revenue:
   Payment Systems                                 134.7         56%        115.2         56%           17%
   Health Care                                      82.7         34%         63.0         30%           31%
   Information Systems and Services                 19.1          8%         19.9         10%           (4%)
   Other                                             5.5          2%          8.0          4%          (31%)
                                                   ----------------         ----------------          ----
          Total Revenue                            242.0        100%        206.1        100%           17%
                                                   ----------------         ----------------          ----
Cost of Service:
   Operations                                      101.8         42%         94.7         46%            7%
   Depreciation and Amortization                    17.3          7%         14.7          7%           18%
   Hardware Sales                                   11.2          5%          9.9          5%           13%
                                                   ----------------         ----------------          ----
          Total Cost of Service                    130.3         54%        119.3         58%            9%
                                                   ----------------         ----------------          ----

          Gross Margin                             111.7         46%         86.8         42%           29%

                                                   ----------------         ----------------          ----
Sales, General and Administrative                   86.9         36%         68.5         33%           27%
Settlement of Shareholder Litigation                  -          -            2.5          1%           -
                                                   ----------------         ----------------          ----
          Operating Margin                          24.8         10%         15.8          8%           57%

Interest and Other Income                            1.7          1%          1.5         -             13%
Interest and Other Expense                          (2.5)        (1%)        (2.5)        (1%)          -
                                                   ----------------         ----------------          ----
Income Before Income Taxes                          24.0         10%         14.8          7%           62%

Provision for Income Taxes                           8.6          4%          5.1          2%           69%
                                                   ----------------         ----------------          ----
Net Income                                          15.4          6%          9.7          5%           59%
                                                   ================         ================          ====

REVENUE
         Total revenue for fiscal 1995 was $242,031,000, an increase of $35,898,000 (17%) from fiscal 1994. The revenue increase was the result of increased revenue in Health Care, $19,708,000 (31%) and Payment Systems, $19,479,000 (17%), partially offset by a decrease in revenues for Information Systems and Services, $794,000 (4%) and Other revenue of $2,495,000 (31%).

         Health Care. Health Care revenue increased 31% in fiscal 1995 as compared to fiscal 1994 as a result of (i) increases in electronic claims processing and (ii) increases in revenue from the Company's practice management systems for the pharmacy, dental, physician, government and institutional sectors, including the impact of acquisitions completed during fiscal 1995.

         Payment Systems. Payment Systems revenues increased 17% in fiscal 1995 compared to fiscal 1994. This increase was the result of several factors. First, direct payment services revenue for fiscal 1995 increased over the same period in fiscal 1994, primarily due to increased volume of merchant sales processed and equipment sales. Second, two check guarantee businesses were acquired during fiscal 1995. Offsetting these increases, revenue in the Company's indirect merchant processing business (distribution through banks) decreased for fiscal year 1995 from the same period in fiscal 1994, as a result of price reductions. The reduced prices were associated with contract renewals in exchange for increased volume commitments.

         Information Systems and Services. Information Systems and Services revenue decreased 4% for the fiscal year ended May 31, 1995 due to decreased sales of software for electronic data interchange (EDI) applications as compared to fiscal 1994.

         Other. The decrease in Other revenue of 31% for fiscal 1995 as compared to fiscal 1994 was principally related to the Company's decision to exit the communication services market in fiscal 1991. The customer contracts associated with this business expired in the first quarter of fiscal 1995. The remaining revenue in the Other category reflects revenue from international operations.

  COSTS AND EXPENSES
         Cost of service for the fiscal year ended May 31, 1995 was $130,305,000, an increase of $11,041,000 (9%) fiscal 1994. While the cost of operations increased $7,092,000 (7%) for fiscal 1995 as compared to fiscal 1994, cost of operations as a percentage of revenue decreased from 46% in fiscal 1994 to 42% in fiscal 1995. Depreciation and amortization as a percentage of revenue held constant at 7%. Hardware costs increased $1,274,000 (13%), primarily related to volume associated with increased equipment sales in the Payment Systems business.

         Gross margin increased to 46% from 42% for the fiscal year ended May 31, 1995 as compared to fiscal 1994.

         Sales, general and administrative expense increased $18,388,000 (27%) for fiscal year 1995 as compared to fiscal year 1994. As a percentage of revenue, sales, general and administrative expenses increased from 33% in fiscal year 1994 to 36% in fiscal year 1995. This increase was primarily due to product development costs, sales expansion and marketing programs in the Payment Systems and Health Care as well as increased expenses associated with acquired businesses.

         The Company reflected a charge relating to the settlement of shareholder litigation of $2,500,000 in the first quarter of fiscal 1994, representing the settlement costs of a lawsuit originally filed in 1990. (See
Note 10 to the Consolidated Financial Statements for further discussion).

  INTEREST AND OTHER INCOME
         Interest and other income for fiscal 1995 was $1,718,000, an increase of $229,000 (15%) over the same period in fiscal 1994. The increase in interest and other income was principally related to increased cash available for investment during the first six months of fiscal 1995 and increased interest rates on the investment of those cash balances.

  INTEREST AND OTHER EXPENSE
         The fiscal year ended May 31, 1995 showed an increase in interest and other expense of $11,000 (less than 1%) from the same period in fiscal 1994.

  INCOME TAXES
         The provision for income taxes, as a percentage of taxable income, was 36% and 35% for fiscal years 1995 and 1994, respectively. The lower rate in fiscal year 1994 was primarily due to the resolution of issues associated with prior years.

  NET INCOME
         Net income for the year ended May 31, 1995 was $15,389,000, an increase of $5,679,000 as compared to fiscal 1994. Fully diluted earnings per share for fiscal 1995 and fiscal 1994 were $0.75 and $0.50, respectively. The fully diluted average number of common and common equivalent shares outstanding for fiscal 1995 was 20,611,000, an increase of 1,130,000 (6%) as compared to the same period in fiscal 1994.

FISCAL YEAR ENDED MAY 31, 1994 COMPARED TO FISCAL YEAR ENDED MAY 31, 1993 The following table reflects the relative percentage ratios and the percent change from the prior year:

                                                                  ($ Millions)
                                                        FY 1994                  FY 1993            Inc. (Dec.)
                                                     $            %           $            %            %
                                                   -----------------        -----------------       -----------
Revenue:
   Payment Systems                                 115.2         56%        115.5         56%             -
   Health Care                                      63.0         30%         56.3         27%            12%
   Information Systems and Services                 19.9         10%         21.5         11%            (7%)
   Other                                             8.0          4%         12.9          6%           (38%)
                                                   ----------------         ----------------           ----
          Total Revenue                            206.1        100%        206.2        100%             -
                                                   ----------------         ----------------           ----
Cost of Service:
   Operations                                       94.7         46%         95.5         46%            (1%)
   Depreciation and Amortization                    14.7          7%         15.9          8%            (8%)
   Hardware Sales                                    9.9          5%         11.1          5%           (11%)
                                                   ----------------         ----------------           ----
          Total Cost of Service                    119.3         58%        122.5         59%            (3%)
                                                   ----------------         ----------------           ----

          Gross Margin                              86.8         42%         83.7         41%             4%

                                                   ----------------         ----------------           ----
Sales, General and Administrative                   68.5         33%         68.7         33%             -
Settlement of Shareholder Litigation                 2.5          1%           -           -              -
                                                   ----------------         ----------------           ----
          Operating Margin                          15.8          8%         15.0          7%             5%

Interest and Other Income                            1.5          0%          2.5          1%           (40%)
Interest and Other Expense                          (2.5)        (1%)        (2.9)        (1%)          (14%)
                                                   ----------------         ----------------           ----

Income Before Income Taxes                          14.8          7%         14.6          7%             1%

Provision for Income Taxes                           5.1          2%          6.1          3%           (16%)
                                                   ----------------         ----------------           ----

Net Income                                           9.7          5%          8.5          4%            14%
                                                   ================         ================           ====

 REVENUE
         Total revenue for fiscal 1994 was $206,133,000, a decrease of $105,000 (less than 1%) from revenue of $206,238,000 for fiscal 1993. The reduction was due principally to two factors. First, the decision to exit the Communication Services business caused a decline in revenue of $3,733,000 from the prior fiscal year. Second, the Payment Systems business continued to be impacted by the shift from voice to electronic authorization, as well as declining price trends on existing and new transactions in the indirect payment services business, resulting in a decline in revenue of $231,000. These decreases were offset by an increase of $6,737,000 in revenue from the Health Care business principally due to increased electronic claims transaction volume.

         Health Care. Revenue for fiscal 1994 was $63,005,000, an increase of $6,737,000 (12%) from revenue of $56,268,000 for fiscal 1993. Electronic claims processing revenue increased in fiscal 1994 as compared to fiscal 1993. This increase was the result of an increase in claims processed for the current customer base and new customers added during fiscal 1994. Pharmacy/dental practice management systems revenue decreased in fiscal 1994. This decrease was primarily the result of decreased sales of the microcomputer-based pharmacy and dental practice management systems (DataStat(R)), which was affected by the Company's introduction of a new dental product. This decrease was offset by an increase in recurring maintenance revenue associated with the growing installed systems base. Revenue from sales to government and institutional customers decreased, primarily as a result of decreased turnkey systems sales to institutional customers and reductions in U.S. Department of Defense spending.

         Payment Systems. Revenue for fiscal 1994 was $115,244,000, a decrease of $231,000 (less than 1%) from revenue of $115,475,000 for fiscal 1993, with the decline occurring principally in the indirect side of the payment services business. The indirect business represented approximately 45% of total Payment Systems revenues for fiscal 1994.

         Direct merchant processing revenue increased in fiscal 1994 as compared to fiscal 1993. Transaction volumes processed increased and terminal sales and fees increased as well, primarily as a result of a sales expansion program.

         Indirect payment services (distribution through banking institutions) revenue decreased in fiscal 1994 as compared to fiscal 1993. Voice authorization revenue decreased, and electronic authorization and data capture revenue decreased. The decrease in voice authorization revenue was attributable to a continued shift of business to electronic authorization due to lower prices to the merchant and industry mandates. The decrease in electronic authorization and data capture revenue was primarily the result of price reductions of approximately 7%. The number of electronic authorization and data capture transactions processed increased modestly in fiscal 1994.

         Information Systems and Services. Revenue for fiscal 1994 was $19,875,000, a decrease of $1,674,000 (8%) from revenue of $21,549,000 for fiscal 1993. Reduced demand for cash management services was caused largely by a trend toward movement of these services to in-house, microcomputer-based systems. The reductions were partially offset by the emerging electronic tax filing/payment systems and applications for electronic data interchange.

         Other. Other revenue for fiscal 1994 was $8,009,000, a decrease of $4,937,000 (38%) from revenue of $12,946,000 for the prior year. This decrease was the result of the Company's decision to exit the communication services market in 1991.

  COSTS AND EXPENSES
         Total cost of service was $119,264,000 for fiscal 1994, representing a decrease of $3,273,000 (3%) from fiscal 1993. This decrease was largely the result of a reduction in cost of operations of $844,000 (1%), consisting principally of payroll and telecommunications cost reductions. Hardware costs decreased $1,164,000 (11%), directly related to volume associated with reduced sales of health care practice management systems. Depreciation expense decreased $1,260,000 (8%).

         Gross margin increased to 42% in fiscal 1994 from 41% in fiscal 1993.

         Sales, general and administrative expense was $68,482,000 for fiscal 1994, representing a decrease of $198,000 (less than 1%) from fiscal 1993.

         The Company reflected a charge relating to the settlement of shareholder litigation of $2,500,000 in fiscal 1994, representing the settlement cost of a lawsuit originally filed in 1990. (See Note 10 to the Consolidated Financial Statements for further discussion).

  INTEREST AND OTHER INCOME
         Interest and other income for fiscal 1994 was $1,489,000, a decrease of $1,043,000 (41%) below the fiscal 1993 amount of $2,532,000. This decrease was principally a result of a decrease in interest income as a consequence of the Company's sale of its pharmacy and dental systems lease portfolio in fiscal 1993.

  INTEREST AND OTHER EXPENSE
         Interest and other expense for fiscal 1994 was $2,517,000, a decrease of $400,000 (14%) from fiscal 1993 interest expense of $2,917,000. This decrease was largely attributable to lower borrowings on the Company's line of credit, a decrease in interest rates and a decrease in the imputed interest rate associated with earn-out liabilities relating to the Company's purchase of several merchant processing businesses.


  INCOME TAXES
         The provision for income taxes, as a percentage of taxable income, was 35% and 42% for fiscal years 1994 and 1993, respectively. The decreased rate in fiscal 1994 was primarily due to research and development tax credits and the resolution of issues associated with prior years.

  NET INCOME
         Net income for fiscal 1994 was $9,710,000, an increase of $1,221,000 (14%), as compared to fiscal 1993 net income of $8,489,000. Fully diluted earnings per share for fiscal 1994 were $0.50, an increase of $0.05 (11%) from the prior year. The fully diluted average number of common and common equivalent shares outstanding for fiscal 1994 was 19,480,500, an increase of 679,500 (4%) as compared to fiscal 1993.

                        LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased 31% to $50,512,000 for the fiscal year ended May 31, 1995, from $38,632,000 in fiscal 1994. This increase was primarily related to decreased working capital requirements and increased earnings. The significant cash flows generated from operating activities are reinvested by the Company in existing businesses and are used to fund acquisitions.

         For fiscal year 1995, cash used in investing activities increased to $49,112,000 compared to $10,291,000 in fiscal 1994. During fiscal 1995, the Company completed six acquisitions for an aggregate cash purchase price of approximately $40 million, net of cash acquired. Capital expenditures remained at the same level for fiscal 1995 and 1994 at approximately $10,000,000 per year.

         Net cash used in financing activities increased 16% to $8,672,000 for the fiscal year ended May 31, 1995 from $7,479,000 in the prior year period, primarily as a result of an increase in principal payments on capital lease agreements of $407,000 and a decrease in the net proceeds from the issuance of stock under the Company's employee stock purchase plan of $656,000. Dividends of $5,663,000 and $5,503,000 were paid during fiscal years 1995 and 1994, respectively.

         Subsequent to May 31, 1995, the Company completed a secondary offering of approximately 3,200,000 shares of its Common Stock. This transaction, net of underwriting discount and expenses associated with this offering, added approximately $64,000,000 in cash to the Company. In addition, the Company has a $15,000,000 working capital line of credit which expires in August 1995 and which management expects to be extended on substantially the same terms. The Company also has a $40,000,000 acquisition line of credit which expires in August 1996. As of May 31, 1995, there were no amounts outstanding under either line of credit. The Company believes the net proceeds of the offering together with the $30,740,000 cash on hand at May 31, 1995, funds generated from operations and borrowings available under its lines of credit will be adequate to meet normal business operating needs, including possible acquisitions.

CONSOLIDATED STATEMENTS OF INCOME
NATIONAL DATA CORPORATION


====================================================================================

(in thousands except per share data)                        Year Ended May 31,
                                                      ------------------------------
                                                        1995       1994       1993
                                                      --------   --------   --------
Revenue                                               $242,031   $206,133   $206,238
- ------------------------------------------------------------------------------------
Operating Expenses:
     Cost of service                                   130,305    119,264    122,537
     Sales, general and administrative                  86,870     68,482     68,680
     Settlement of shareholder litigation (Note 10)        -        2,500        -
- ------------------------------------------------------------------------------------
                                                       217,175    190,246    191,217
- ------------------------------------------------------------------------------------

Operating income                                        24,856     15,887     15,021
- ------------------------------------------------------------------------------------
Other income (expense):
     Interest and other income                           1,718      1,489      2,532
     Interest and other expense                         (2,528)    (2,517)    (2,917)
- ------------------------------------------------------------------------------------
                                                          (810)    (1,028)      (385)
- ------------------------------------------------------------------------------------

Income before income taxes                              24,046     14,859     14,636
Provision for income taxes (Note 3)                      8,657      5,149      6,147
- ------------------------------------------------------------------------------------
     Net income                                       $ 15,389   $  9,710   $  8,489
                                                      ==============================


Earnings per common and common equivalent
     shares (Note 1)                                  $   0.76   $   0.50   $   0.45
                                                      ==============================

Earnings per common and common equivalent
     shares, assuming full dilution  (Note 1)
                                                      $   0.75   $   0.50   $   0.45
                                                      ==============================


The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
NATIONAL DATA CORPORATION


(in thousands except share data)
===========================================================================================
                                                                     May 31,       May 31,
                                                                      1995          1994
                                                                    ---------     ---------
ASSETS
Current assets:
  Cash and cash equivalents                                         $  30,740     $  38,012
  Short-term investments                                                   25            25
  Accounts receivable:
    Trade (less allowances of $1,409 and $1,168) (Notes 1 and 14)      38,348        31,763
    Other (less allowances of $4,869 and $968) (Notes 1 and 14)        21,082        19,701
  Investment in sales-type leases, current portion
    (less allowances of $296 and $575) (Note 7)                           369         2,357
  Deferred income taxes (Note 3)                                          601           877
  Inventory                                                             2,900         3,518
  Prepaid expenses and other current assets                             3,976         4,429
                                                                    ---------     ---------
      Total current assets                                             98,041       100,682
                                                                    ---------     ---------

Investment in sales-type leases (less allowances
    of $314 and $367) (Note 7)                                            462         1,500
                                                                    ---------     ---------

Property and equipment, at cost:
  Land                                                                    402           402
  Building                                                              6,503         6,503
  Equipment                                                            79,536        71,213
  Software (Note 8)                                                    25,777        27,519
  Leasehold improvements                                               14,052        13,949
  Furniture and fixtures                                               10,238         8,744
  Work in progress                                                      3,633         2,736
                                                                    ---------     ---------
                                                                      140,141       131,066
  Less-Accumulated depreciation and amortization                     (111,307)     (102,754)
                                                                    ---------     ---------
                                                                       28,834        28,312
  Property acquired under capital leases, net of
    accumulated amortization (Note 6)                                   9,033         7,317
                                                                    ---------     ---------
                                                                       37,867        35,629
                                                                    ---------     ---------

Deposits                                                                  439         2,029
                                                                    ---------     ---------

Other assets:
  Acquired intangibles and goodwill, net of accumulated
    amortization of $38,132 and $30,882 (Notes 1 and 2)                78,094        41,250
  Other                                                                 1,858         3,113
                                                                    ---------     ---------
                                                                       79,952        44,363

Total Assets                                                        $ 216,761     $ 184,203
                                                                    =========     =========


The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
NATIONAL DATA CORPORATION


(in thousands except share data)
===========================================================================================
                                                                     May 31,       May 31,
                                                                      1995          1994
                                                                    ---------     ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $   9,042     $   6,783
  Notes payable on acquired business, current portion                   1,958           -
  Earn-out payable on acquired businesses,
    current portion                                                     1,180         2,598
  Accrued compensation and benefits                                     6,199         4,462
  Merchant processing payables                                         22,363        15,154
  Income tax payable (Note 3)                                           7,989         6,358
  Obligations under capital leases, current portion (Note 6)            2,785         1,985
  Mortgage payable, current portion (Note 9)                              164           149
  Deferred income                                                       4,766         1,032
  Other accrued liabilities                                            11,149        11,635
                                                                    ---------     ---------
      Total current liabilities                                        67,595        50,156
                                                                    ---------     ---------

Mortgage payable (Note 9)                                              10,936        11,100
                                                                    ---------     ---------

Notes payable on acquired business (Note 2)                             2,580           -
                                                                    ---------     ---------

Earn-out payable on acquired businesses                                  -            1,238
                                                                    ---------     ---------

Deferred income taxes (Note 3)                                          3,193         3,429
                                                                    ---------     ---------

Obligations under capital leases (Note 6)                               6,140         5,193
                                                                    ---------     ---------

Other long-term liabilities                                             3,402         3,756
                                                                    ---------     ---------

      Total liabilities                                                93,846        74,872
                                                                    ---------     ---------

Minority interest in equity of subsidiaries                               392          -

Commitments and contingencies (Note 10)

Stockholders' Equity (Note 4):
  Preferred stock, par value $1.00 per share,
    1,000,000 shares authorized; none issued                             -             -
  Common stock, par value $.125 per share,
    30,000,000 shares authorized; 19,306,733
    and 12,610,262 shares issued                                        2,413         1,576
  Capital in excess of par value                                       33,145        30,215
  Retained earnings                                                    87,789        78,865
  Cumulative translation adjustment (Note 1)                             (550)         (533)
                                                                    ---------     ---------
                                                                      122,797       110,123
  Less:
    Deferred compensation (Note 4)                                       (274)         (792)
                                                                    ---------     ---------
      Total Stockholders' Equity                                      122,523       109,331

Total Liabilities and Stockholders' Equity                          $ 216,761     $ 184,203
                                                                    =========     =========


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NATIONAL DATA CORPORATION

==============================================================================================================================
(in thousands except per share data)

                                                  Common Stock
                                               ------------------   Capital in                Cumulative              Deferred
                                                 Number              Excess of    Retained   Translation   Treasury    Compen-
                                               of Shares   Amount    Par Value    Earnings    Adjustment     Stock     sation
                                               -------------------------------------------------------------------------------
Balance at May 31, 1992                          11,960    $1,495     $23,612     $71,509       $(166)        $0      $     0

     Net income                                       -         -           -       8,489           -          -            -
     Cash dividends ($.44 per share)                  -         -           -      (5,340)          -          -            -
     Foreign currency translation adjustment          -         -           -           -        (227)         -            -
     Stock issued under employee
          stock plans                               158        19       1,479           -           -          -            -
     Stock issued under restricted
          stock plans                               109        14       1,158           -           -          -       (1,172)
     Amortization of deferred
          compensation                                -         -           -           -           -          -          391
- -----------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1993                          12,227     1,528      26,249      74,658        (393)         0         (781)

     Net income                                       -         -           -       9,710           -          -            -
     Cash dividends ($.44 per share)                  -         -           -      (5,503)          -          -            -
     Foreign currency translation adjustment          -         -           -           -        (140)         -            -
     Stock issued under employee
          stock plans                               333        42       3,217           -           -          -            -
     Stock issued under restricted
          stock plans                                50         6         749           -           -          -         (755)
     Amortization of deferred
          compensation                                -         -           -           -           -          -          744
- -----------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1994                          12,610     1,576      30,215      78,865        (533)         0         (792)

     Net income                                       -         -           -      15,389           -          -            -
     Cash dividends ($.30 per share)                  -         -           -      (5,663)          -          -            -
     Stock dividend in the form
          of a stock split                        6,422       802                    (802)         -
     Purchase of treasury stock                                                                                2
     Foreign currency translation adjustment          -         -           -           -         (17)         -            -
     Stock issued under employee
          stock plans                               237        30       2,571           -           -          -            -
     Stock issued under restricted
          stock plans                                38         5         359           -           -          -         (362)
     Amortization of deferred
          compensation                                -         -           -           -           -          -          880
- -----------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1995                          19,307    $2,413     $33,145     $87,789       $(550)        $2      $  (274)
=============================================================================================================================


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NATIONAL DATA CORPORATION


(in thousands)
==========================================================================================================
                                                                                Fiscal Year Ended May 31,
                                                                                -------------------------
                                                                                1995      1994      1993
                                                                                ----      ----      ----
Cash flows from operating activities:
 Net income                                                                   $ 15,389  $  9,710  $  8,489
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                              13,801    12,209    13,626
     Amortization of acquired intangibles and goodwill                           7,240     5,981     6,210
     Provisions for bad debts                                                      953       988     1,691
     Loss on disposal of fixed assets                                               67        59       476
     Changes in assets and liabilities, net of the effects of acquisitions:
         (Increase) decrease in trade accounts receivable, net                  (3,405)    3,416     3,130
         (Increase) in other accounts receivable, net                             (183)   (2,278)   (3,005)
         (Increase) decrease in investments in sales-type leases                 3,082     5,767    (2,594)
         (Increase) decrease in inventory                                        1,228      (855)     (593)
         Decrease in prepaid expenses and other assets                           3,248     3,378     3,823
         Increase in accounts payable and accrued liabilities                    7,508     1,352     7,926
         Increase (decrease) in income taxes payable and
          deferred income taxes                                                  1,584    (1,095)   (6,228)
                                                                              ----------------------------
 Net cash provided by operating activities                                      50,512    38,632    32,951
                                                                              ----------------------------

Cash flows from investing activities:
 Capital expenditures                                                          (10,382)  (10,504)   (5,305)
 Business acquisitions, net of cash acquired                                   (40,669)     (400)      -
 Proceed from the sale of equipment                                                  6        13     1,511
 Proceeds from the sale of sales-type leases                                       -         -      19,257
 Decrease in investments and other non-current assets                            1,933       600       -
                                                                              ----------------------------
 Net cash used in investing activities                                         (49,112)  (10,291)   15,463
                                                                              ----------------------------

Cash flows from financing activities:
 Net payments under lines of credit                                                -         -      (4,500)
 Payments on notes payable                                                        (306)      -     (20,000)
 Principal payments under mortgage, capital lease
   arrangements and other long-term debt                                        (2,824)   (2,417)   (2,305)
 Principal payments on earn-out payable                                         (2,531)   (2,772)   (2,996)
 Net proceeds from the issuance of stock
   under employee stock plan                                                     2,603     3,259     1,505
 Effect of exchange rate changes on cash                                            49       (46)      -
 Dividends paid                                                                 (5,663)   (5,503)   (5,340)
                                                                              ----------------------------
 Net cash used in financing activities                                          (8,672)   (7,479)  (33,636)
                                                                              ----------------------------

(Decrease) increase in cash and cash equivalents                                (7,272)   20,862    14,778
Cash, beginning of period                                                       38,012    17,150     2,372
                                                                              ----------------------------
Cash, end of period                                                           $ 30,740  $ 38,012  $ 17,150
                                                                              ============================

Supplemental schedule of noncash investing and financing activities:
 Promissory notes entered into in exchange for capital stock                  $  3,506       -         -
 Capital leases entered into in exchange for property and
   equipment                                                                     4,046     4,853     2,932
                                                                              ============================


The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation.

Revenue - Revenue related to services provided, including the Company's government cost-plus contracts, is recognized as services are performed. Revenue related to software sales, software license agreements and hardware sales is recognized upon shipment.

Other receivables - Other receivables consist primarily of reimbursable amounts associated with the merchant processing and check guarantee operations.

Inventory - Inventory, which is composed primarily of microcomputer hardware and peripheral equipment and electronic point-of-sale terminals, is stated at the lower of cost or market. Cost is determined by using the average inventory cost method.

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

Property and equipment - Depreciation and amortization are calculated using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. Equipment is depreciated over two- to five-year lives, and buildings are depreciated over a 40-year life. Leasehold improvements and property acquired under capital leases are amortized over the shorter of the useful life of the asset or the term of the lease. The costs of purchased and internally developed software used to provide services to customers or internal administrative services are capitalized and amortized on a straight-line basis over their estimated useful lives, up to five years.

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

Income taxes - Deferred income taxes are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax laws and rates at which the taxes are expected to be paid. (see also Note 3).

Earn-out payables - Earn-out payables represent the present value of estimated future payments under the earn-out agreements related to the Company's business acquisitions (see also Note 2).

Foreign currency translation - The assets and liabilities of foreign subsidiaries are translated at the year-end rate of exchange, and income statement items are translated at the average rates prevailing during the year. The resulting translation adjustment is recorded as a component of stockholders' equity. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of stockholders' equity.

Cash and cash equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and unrestricted amounts deposited with banks and other financial institutions.

Reclassifications - Certain reclassifications have been made to the fiscal 1994 and 1993 consolidated financial statements to conform to the fiscal 1995 presentation.

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

Earnings per common and common equivalent share on a fully diluted basis are computed by the same method as described for primary earnings per share except that the higher of (1) the ending market share price or (2) the average market share price is used to compute the fully diluted earnings per share, as compared to the average market share price for primary earnings per share. The effects of the stock split (discussed in Note 4) have been retroactively applied to all periods for which financial statements are presented.

The primary and fully diluted weighted average number of common and common equivalent shares outstanding as presented after the effects of the stock split is as follows (in thousands):


                                                    Year Ended May 31,
                                                    ------------------
                                           1995            1994            1993
                                          --------------------------------------
Weighted Average                          19,152          18,708          18,213

Primary                                   20,230          19,481          18,803

Fully Diluted                             20,611          19,481          18,803



NOTE 2 - BUSINESS ACQUISITIONS

The Company closed six acquisition transactions during the fiscal year ended May 31, 1995. These acquisitions have been accounted for as purchases, and their results have been included in the consolidated statements of income from the date of acquisition. Each is described below.

Effective June 1, 1994, the Company acquired an 80% majority interest in certain assets and liabilities of Yes Check Services, Inc. These assets and liabilities were purchased directly from Yes Check. The assets and liabilities are used in a Chicago-based check guarantee business.

Effective July 15, 1994, the Company acquired substantially all of the assets and liabilities of Lytec Systems, Inc., a Salt Lake City, Utah-based physician and dental practice management software development company.

Effective September 2, 1994, the Company acquired a Chicago-based check guarantee business through the purchase of all of the capital stock of Mercantile Systems, Inc.

Effective October 26, 1994, the Company acquired all of the capital stock of Zadall Systems Group, Inc., a Vancouver, British Columbia-based pharmacy and dental practice management systems company.

Effective January 12, 1995, the Company acquired all of the capital stock of Learned-Mahn, Inc., a Boise, Idaho-based healthcare and financial services systems company.

Effective May 2, 1995, the Company acquired certain assets and certain liabilities of Physician's Practice Management, Inc., an Indianapolis-based healthcare company. The net assets purchased are related to only one of the Company's product lines, ClaimNet, physician-based claims processing software and services.

The aggregate price paid for these acquisitions was $46,127,000 plus future earn-out payments required for both the Yes Check and Lytec transactions. These subsequent payments are not estimable at this time. Cash from internally generated funds was used to finance $42,621,000 of the purchase price and non-negotiable installment notes in the face amount of $3,506,000, payable over periods from 1 to 3 years, were issued to finance the remainder. The net value of the tangible assets acquired was $1,885,000. The excess of cost over tangible assets acquired of $44,218,000 was allocated to goodwill and identifiable intangible assets. Goodwill and identifiable intangible assets will be amortized over their estimated useful life, which in the aggregate approximates 20 years.

The following unaudited pro forma information for the six acquisitions discussed above has been prepared as if these acquisitions had occurred on June 1, 1993. The information is based on historical results of the separate companies and may not necessarily be indicative of the results that could have been achieved or of results which may occur in the future. The pro forma information includes the expense for amortization of goodwill and other intangible assets resulting from these transactions and interest expense related to financing costs but does not reflect any synergies or operating cost reductions that may be achieved from the combined operations.


                                           Fiscal Year Ended      Fiscal Year Ended
(In thousands,                                May 31, 1995           May 31, 1994
  except per share data)
- -----------------------------------------------------------------------------------
Revenue                                          $252,675               $240,617
Net Income                                         15,636                 11,483
Earnings Per Share,
   fully diluted                                      .77                    .59

NOTE 3 - INCOME TAXES

The provision for income taxes includes:

Year Ended May 31,                        1995        1994        1993
(in thousands)                           ------------------------------
         Current tax expense:
            Federal                      $7,912      $3,904      $3,527
            State                           705         457         755
                                         ------      ------      ------
                                          8,617       4,361       4,282

         Deferred tax expense:
            Federal                          26         661       1,772
            State                            14         127          93
                                         ------      ------      ------
                                             40         788       1,865

            Total                        $8,657      $5,149      $6,147
                                         ======      ======      ======


The Company's effective tax rates differ from federal statutory rates as follows:

Year Ended May 31,                        1995           1994           1993
(in thousands)                            ----------------------------------

Federal statutory rate                    35.0%          35.0%          34.0%
   State income taxes, net of
     federal income tax benefit            1.9%           2.5%           3.8%
   Non-taxable interest income             (.6%)         (1.6%)           --
   Non-deductible amortization of
     intangible assets                      .6%           1.0%           2.2%
   Tax credits                            (1.4%)           --             --
   Other                                    .5%          (1.9%)          2.0%
                                          ----           ----           ----
            Total                         36.0%          35.0%          42.0%
                                          ====           ====           ====

Deferred income taxes as of May 31, 1995 and 1994 reflect the impact of "temporary differences" between the amounts of assets and liabilities for financial accounting and income tax purposes. Net deferred tax liabilities at May 31, 1995 consist of net current deferred tax assets of $601,000 and net non-current deferred tax liabilities of $3,193,000. Net deferred tax liabilities at May 31, 1994 consist of net current deferred tax assets of $877,000 and net non-current deferred tax liabilities of $3,429,000. As of May 31, 1995 and 1994, principal components of deferred tax items, as aggregated under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," are as follows (in thousands):

Deferred tax liabilities:                            1995                1994
                                                     ----                ----
    Property and equipment                         $  5,029            $  5,184

Deferred tax assets:
    Accrued expenses                               $    314            $    573
    Net operating loss and
         credit carryforwards                         4,651               3,283
    Acquired intangibles                              1,412               1,333
    Employee benefit plans                              511                 511
    Other                                               200                 215
    Valuation allowance                              (4,651)             (3,283)
                                                   --------            --------
                                                   $  2,437            $  2,632

Net deferred tax liability                         $  2,592            $  2,552
                                                   ========            ========

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the operating loss and credit carryforwards are considered by management to be uncertain. The Company has established valuation allowances for these tax assets.


NOTE 4 - STOCKHOLDERS' EQUITY

On January 24, 1995, the Company's Board of Directors approved a three-for-two split, effected in the form of a dividend, of the Company's $.125 par value Common Stock and the rights to purchase one one-hundredth of a share of the $1.00 par value Series A Junior Participating Preferred Stock. Shareholders of record on February 20, 1995 were entitled to the stock distribution resulting from the three-for-two split. The stock split was effective March 20, 1995. As a result of the stock split the Company issued an additional 6,422,544 shares of Common Stock and rights to purchase one one-hundredth of a share of the $1.00 par value Series A Junior Participating Preferred Stock. All per share and weighted average share amounts have been restated to reflect this stock split.

Stock Option Plans - The Company had one employee option plan at May 31, 1995, the 1987 Stock Option Plan (1987 Plan). The Plan provides for granting options, to certain officers and key employees, to purchase the Company's common stock at prices not less than fair market value at the time of grant. Options granted become exercisable in various annual increments and terminate over a period not to exceed ten years.

Transactions in stock options under these plans are summarized as follows:
(Information presented reflects the effects of the stock split).


                                        Shares Under     Option Price
                                           Option         Per Share
- ----------------------------------------------------------------------
Outstanding at May 31, 1992              2,177,601     $ 6.17 - $22.50
  Granted                                1,183,739       5.33 -  11.17
  Exercised                               (211,305)      6.50 -   9.17
  Expired or terminated                 (1,072,452)      6.50 -  22.50
- ----------------------------------------------------------------------
Outstanding at May 31, 1993              2,077,583     $ 5.33 - $22.50
  Granted                                  778,500       9.67 -  13.92
  Exercised                               (359,315)      5.33 -   9.17
  Expired or terminated                   (273,880)      6.50 -  22.50
- ----------------------------------------------------------------------
Outstanding at May 31, 1994              2,222,888     $ 5.33 - $22.50
  Granted                                  835,575      11.17 -  20.13
  Exercised                               (304,144)      5.33 -  11.17
  Expired or terminated                   (212,728)      5.33 -  18.17
- ----------------------------------------------------------------------
Outstanding at May 31, 1995              2,541,591      $5.33 - $22.50


There were 693,164 shares exercisable at May 31, 1995, and there were 352,503 shares available for future grants under the 1987 Plan.

Other Stock Plans - The Company has an Employee Stock Purchase Plan under which the sale of 1,350,000 shares of its common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is the lower of 85% of market value on the first day or the last day of the purchase period. At May 31, 1995, 897,210 shares have been issued under this plan with 452,790 shares reserved for future issuance.

The Company also has a Non-employee Directors Stock Option Plan which provides for grants of options, consisting of 7,500 shares of the Company's common stock for each completed year of service, to directors who are not employees of the Company. A maximum of five options may be granted to each such director, and the maximum number of shares for which options may be granted is 345,000. The options are exercisable immediately at the current market value on the date of grant. During fiscal years 1995, 1994 and 1993, options for 7,500, 37,500 and 37,500 shares, respectively, were issued under the Plan, and during fiscal year 1995, 9000 were exercised. As of May 31, 1995, 45,000 shares were available for future grants.

The Company's 1983 Restricted Stock Plan (Restricted Plan) authorizes 487,500 shares of the Company's common stock to be awarded to key employees. Shares awarded under the Restricted Plan are held in escrow and released to the grantee upon the grantee's satisfaction of conditions of the grantee's restricted stock agreement. Awards are recorded as deferred compensation, a reduction of stockholders' equity based on the quoted fair market value of the Company's common stock at the award date. Compensation expense is recognized ratably during the escrow period of the award.

During fiscal years 1995, 1994 and 1993, 38,250, 74,250 and 163,500 shares, respectively, of the Company's common stock were awarded under the Restricted Plan with restriction periods of one to four years. As of May 31, 1995, 123,501 shares remain in escrow. There were 51,000 shares reserved for future issuance under this plan. The Company expensed $880,000, $744,000 and $391,000 for the years ended May 31, 1995, 1994 and 1993, respectively, in connection with the Restricted Plan.

The Company's 1984 Employee Stock Ownership Plan was dissolved in fiscal year 1993, and all shares escrowed were distributed to eligible employees. At May 31, 1995, no shares remain in escrow to be distributed to employees.

NOTE 5 - PENSION PLAN

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

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements at May 31, 1995 and 1994 (in thousands):

                                                                 May 31,
                                                           1995          1994
                                                         ----------------------
Actuarial present value of
  benefit obligations:

  Accumulated benefit obligation,
   including vested benefits of
   $13,692 and $11,535, respectively                     $ 14,454      $ 12,242

  Projected compensation increases                          4,341         4,068
                                                         --------      --------
  Projected benefit obligation for
   services rendered to date                               18,795        16,310

Plan assets at fair market value,
 primarily common stocks and bonds                         15,995        15,037
                                                         --------      --------
Projected benefit obligation
 in excess of plan assets                                  (2,800)       (1,273)

Unrecognized net loss from past
 experience different from that
 assumed and effect of changes
 in assumptions                                             3,169         2,533

Unrecognized prior service cost                               645           817

Unrecognized net asset at June 1,
 1985, being amortized over 17 years                       (1,620)       (1,857)
                                                         --------      --------
Prepaid Pension Cost (Liability)                         $   (606)     $    220
                                                         ========      ========

Net pension expense included the following components (in thousands):

                                              1995          1994          1993
                                            -----------------------------------
Service cost-benefits earned
 during the period                          $ 1,000       $ 1,052       $   915

Interest cost on projected
 benefit obligation                           1,397         1,283         1,093

Actual return on plan assets                 (1,521)         (852)       (1,449)

Net amortization and deferral                   (84)         (638)           75

Curtailment loss                                 35            66            89
                                            -----------------------------------
Net Pension Expense                         $   827       $   911       $   723
                                            ===================================

Significant assumptions used in determining net pension expense and related obligations were as follows:

                                                                May 31,
                                                         1995            1994
                                                        ----------------------
Discount rate                                            8.25%           7.75%
Rate of increase in compensation
 levels                                                  4.33%           4.33%
Expected long-term rate of
 return on assets                                       10.00%          10.00%

The Company terminated 204 and 339 employees in fiscal 1995 and 1994, respectively. These terminations were accounted for in accordance with Statement of Financial Accounting Standards No. 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and the resulting curtailment loss of $35,000 and $66,000 in the years ended May 31, 1995 and 1994, respectively, is included in the net pension expense.

On December 18, 1991, the Company adopted a retirement plan for non-employee directors of the Company with five or more years of service (The Directors'
Plan). The Directors' Plan benefits are based on 50% of the annual Director retainer amount in effect on the date of a director's retirement plus 10% for each year of service up to 100% of the base amount for ten years' service. The benefits are payable upon retirement, at or after age 70, for a period equal to the number of years of service as a Director but not more than 15 years for participants with 15 or more years of Board Service as of the effective date of the Directors' Plan and not more than 10 years for all other participants. The expense related to the Directors' Plan was immaterial in both fiscal 1995 and 1994.

Effective March 23, 1995,the Board of Directors amended the Directors' Plan to provide for early retirement benefits so that a combination of age and service (minimum 10 years service) totaling 60 will qualify the retiring participant for benefits under the Directors' Plan. The Directors' Plan was also amended to limit eligibility under the plan to members of the Board of Directors of the Company elected prior to January 1, 1995.

The Company adopted Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Postemployment Benefits," effective June 1, 1994 This statement requires the accrual of the expected cost of postemployment benefits during the employees' years of service. Adoption of this statement did not have a material effect on the Company's results of operations or financial position.


NOTE 6 - LEASE OBLIGATIONS

The Company conducts a major part of its operations using leased facilities and equipment. Many of these leases have renewal and purchase options and provide that the Company pay the cost of property taxes, insurance and maintenance.

Rent expense on all operating leases for fiscal years 1995, 1994 and 1993 was $4,807,000, $4,392,000 and $5,128,000, respectively.

Asset balances for property acquired under capital leases consist of the following (in thousands):

                                                    1995                  1994
                                                  -----------------------------
Equipment                                          14,206                10,026
Less: accumulated depreciation                     (5,173)               (2,709)
                                                  -----------------------------
                                                  $ 9,033               $ 7,317
                                                  =============================

Future minimum lease payments for all noncancelable leases at May 31, 1995 were as follows (in thousands):

                                                           Capital      Operating
                                                            Leases        Leases
                                                           ----------------------
                           1996                            $ 3,303       $ 3,620
                           1997                              2,787         2,480
                           1998                              2,198         1,545
                           1999                              1,408         1,050
                           2000                                393           988
                           Thereafter                         --           6,475
                                                           ---------------------
Total future minimum lease payments                         10,089        16,158
Less: amount representing interest                           1,164
                                                           -------
Present value of net
     minimum lease payments                                  8,925
Less:  current portion                                       2,785
                                                           -------
Long-term obligations under
 capital leases at May 31, 1995                            $ 6,140
                                                           =======

NOTE 7 - SALES-TYPE LEASES

The Company has entered into sales-type leases with customers for certain of its computer equipment and software products. The components of the Company's investment in such leases at May 31, 1995 and 1994 were as follows (in thousands):

                                                           1995           1994
                                                         ----------------------
Total future minimum lease
 payments to be received                                   1,634          5,746
Less:  unearned income                                      (193)          (947)
                                                         ----------------------
Gross investment in sales-type leases                      1,441          4,799
Less:  allowance for doubtful accounts                      (610)          (942)
                                                         ----------------------
Net investment in sales-type leases                          831          3,857
Less: current portion                                       (369)        (2,357)
                                                         ----------------------
Net investment in sales-type leases,
noncurrent portion                                       $   462        $ 1,500
                                                         ======================

In fiscal 1995 and 1994, the Company sold approximately $1,902,000 and $11,459,000, respectively, of its sales-type leases to a third party. These sales have been reflected as reductions in the above investment balances. The related gains, which were not material, have been recorded as other income in the accompanying consolidated statements of income. Under the terms of certain of the sales, the purchaser has recourse to the Company should certain amounts of the leases prove to be uncollectible. For the majority of the leases, this recourse is limited to 20% of the outstanding balance of leases sold; however, certain leases were sold with full recourse. The anticipated loss on the maximum recourse amount of $3,991,000 and $5,413,000 at May 31, 1995 and 1994, respectively, is not material and is included in other current liabilities in the accompanying consolidated balance sheets.

At May 31, 1995, the future minimum lease payments scheduled to be received in each of the five succeeding years and thereafter were as follows (in thousands):

Year Ending May 31,       Amount
- --------------------------------
      1996                   681
      1997                   483
      1998                   304
      1999                   153
      2000                    13
Thereafter                    --
                          ------
                          $1,634


NOTE 8 - SOFTWARE COSTS

The following table sets forth information regarding the Company's software costs for the years ended May 31, 1995, 1994 and 1993 (in thousands):

                                               1995          1994          1993
                                              ----------------------------------
Unamortized software costs                    $6,931        $7,641        $6,596
Capitalization of internally
 developed software                            2,055         1,450         1,651
Research and development
 primarily associated with
 software development                          7,665         4,708         3,825
Software amortization expense                  2,976         2,209         2,310

The Company capitalizes costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards No. 86; capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis and has been recognized for those products available for market based on the products' estimated economic lives, not to exceed 5 years.


NOTE 9 - MORTGAGE PAYABLE

The Company has permanent financing on its headquarters building consisting of a $12,000,000 mortgage at a 9.375% fixed rate due in 1997. Principal payments due on the mortgage are as follows (in thousands):

Year Ending May 31,                               Amount
- --------------------------------------------------------
1996                                             $   164
1997                                              10,936
                                                 -------
                                                 $11,100
                                                 =======

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

In fiscal year 1995, the Company entered into a $15,000,000 committed line of credit with two banks to fund the Company's working capital requirements. In addition, the Company obtained a two-year $40,000,000 line of credit for acquisitions. Borrowings under these agreements bear interest at the prime rate less 1% and the prime rate, respectively. The lines of credit are not secured. The agreements require the Company to maintain certain financial ratios and contain other restrictive covenants. As of May 31, 1995, the Company was in compliance with all such covenants. The working capital line of credit expires in August 1995, and the acquisition line of credit expires in August 1996.

As of May 31, 1995, the Company processed credit card transactions for approximately 80,000 direct merchant locations. The annual volumes processed for each customer range from approximately $2,000 to $250 million. The Company's merchant customers have liability for charges disputed by cardholders. However, in the case of merchant fraud, or insolvency or bankruptcy of the merchant, the Company may be liable for any of such charges disputed by cardholders. The Company requires cash deposits and other types of collateral by certain merchants to minimize any such contingent liability. In addition, the Company believes that the diversification of its merchant portfolio among industries and geographic regions minimizes its risk of loss. Based on its historical loss experience, the Company has established reserves for estimated losses on transactions processed through May 31, 1995 (See also
Note 15). In the opinion of management, such reserves for losses are adequate.

In connection with the Company's acquisition of merchant credit card operations of banks, the Company has also entered into depository and processing agreements ("the Agreements") with certain of the banks. These Agreements allow the Company to use the banks' "Bank Identification Number" to clear credit card transactions through VISA and MasterCard. Certain of the Agreements contain financial covenants, and the Company was in compliance with all such covenants as of May 31, 1995.


NOTE 11 - INFORMATION ON MAJOR CUSTOMERS AND FOREIGN OPERATIONS

The Company operates principally in data processing services and provides specialized data processing applications designed to meet the business needs of its customers. The applications include a variety of Healthcare Systems and Services, Payment Systems and Information Systems and Services.

The Company markets its products internationally and has sales offices in Canada, Europe and Japan. Revenue from non-U.S. operations was $7,707,000, $4,873,000 and $6,077,000 for the years ended May 31, 1995, 1994 and 1993, respectively. Operating losses from foreign operations were $307,000, $449,000, and $2,102,000 in 1995, 1994 and 1993, respectively. Assets related to foreign operations are not significant.

Approximately 4%, 4% and 5% of the Company's total revenue for the years ended May 31, 1995, 1994 and 1993, respectively, was derived from contracts with, or as a subcontractor of contractors with, the United States government. All such contracts and subcontracts are generally subject to termination at the convenience of the United States government, whenever it believes that such termination would be in its best interests. If such contracts and subcontracts were terminated for the convenience of the United States government, the Company is generally entitled to receive payment for work completed and allowable termination costs.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures, including noncash investing and financing activities, for the years ended May 31, 1995, 1994 and 1993 are as follows (in thousands):

                                               1995          1994          1993
                                               --------------------------------
Income taxes paid, net of                     $7,770        $3,543        $4,260
 refunds received
Interest paid                                  1,878         1,745         2,510
Property and equipment
 acquired under capital
 leases                                        4,046         4,853         2,932


In fiscal 1995, 1994 and 1993, the Company acquired various businesses that were accounted for as purchases (Note 2). In conjunction with these transactions, liabilities were assumed as follows (in thousands):

                                                     1995        1994       1993
                                                     ---------------------------
Fair value of assets acquired                      $54,714       $400       $ --
Cash paid for acquisitions                          42,621        400         --
Notes and deferred payments                          3,506         --         --

                                                   -----------------------------
Liabilities assumed                                $ 8,587       $ --       $ --

NOTE 13 - QUARTERLY CONSOLIDATED FINANCIAL INFORMATION
          (UNAUDITED)

                                       (In thousands except per share data)

                                                   Quarter Ended
                                  Aug. 31      Nov. 30      Feb. 28      May  31
                                  ----------------------------------------------
Fiscal Year 1995
Revenue                           $55,969      $59,812      $62,155      $64,095
Operating Income                    4,940        5,855        6,261        7,800
Net Income                          3,077        3,517        3,855        4,940
Earnings per share (b)                .15          .17          .19          .24


Fiscal Year 1994
Revenue                           $50,717      $50,854      $51,014      $53,548
Operating Income                    1,447 (a)    4,514        4,280        5,646
Net Income                            658 (a)    2,578        2,641        3,833
Earnings per share (b)                .03 (a)      .13          .13          .20

(a) Reflects $2,500,000 (S1,450,000 net of income taxes) or $.07 per share reduction due to settlement of shareholder litigation.
(b) Earnings per share are computed after the effects of the three-for-two stock split.


NOTE 14  - PROVISION FOR BAD DEBT, SALES ALLOWANCES AND OPERATIONAL LOSSES

The Company establishes reserves for bad debts based upon analyses of its trade accounts receivable aging and any identified collection issues.

Reserves are established for sales returns and allowances based principally on historical and projected experiences and any identified return issues.

The Company processes VISA and MasterCard charges for its direct merchant customers. The Company's customers have liability for the charges disputed by the cardholders, based on VISA and MasterCard rules and regulations. However, in the case of merchant fraud, insolvency or bankruptcy by the merchant, the Company may be liable for any such charges disputed by the cardholder. The Company recognizes revenue based on a percentage of the gross amount charged and has a potential liability for the full amount of the charge. The Company establishes reserves for operational losses based on historical and projected experiences concerning such charges. (See Note 10 for further description of contingencies).

The following table details the amounts charged to expense for the above activities (in thousands):

                                           Fiscal Year Ended May 31,
                                        1995         1994         1993
                                       --------------------------------
         Bad Debt                      $  953       $  988       $1,691

         Sales Returns and
              Allowances                3,312        2,775        2,348

         Operation Losses                 774          787        1,438
                                       --------------------------------
                                       $5,039       $4,550       $5,477

The Company made two acquisitions of check guarantee businesses in the first part of fiscal year 1995. Similar to the credit card business, the Company charges its merchants a percentage of the gross amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter's bank. As a result of these acquisitions, the Company also incurs operational charges in this line of business. The Company has the right to collect the full amount of the check from the checkwriter but has not historically recovered 100% of the guaranteed checks. The Company establishes reserves for this activity based upon historical and projected loss experiences. Expenses of $4,648,000 were recorded for the current fiscal year for this activity.


NOTE 15 - SUBSEQUENT EVENTS

In June 1995, the Company completed a secondary offering of approximately 3,200,000 shares of its Common Stock. This transaction, net of underwriting discount and expenses associated with this offering, added approximately $64,000,000 in cash to the Company.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and
Board of Directors of
National Data Corporation:

         We have audited the accompanying consolidated balance sheets of National Data Corporation (a Delaware corporation) and subsidiaries as of May 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Data Corporation and subsidiaries as of May 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1995 in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP

    Atlanta, Georgia
    July 19, 1995

                           NATIONAL DATA CORPORATION
                            CONSOLIDATED SCHEDULE V
                        VALUATION & QUALIFYING ACCOUNTS


==================================================================================================
(In Thousands)

Column A                           Column B             Column C          Column D       Column E
                                                     1          2
                                   Balance at    Charged to             Uncollectible   Balance at
                                   Beginning      Cost and   Acquired     Accounts         End
Description                        of Period      Expenses   Balances     Write-off     of Period
    Trade Receivable Allowances:
May 31, 1993                         $1,891        $2,352         -        $3,199         $1,044
May 31, 1994                          1,044         3,150         -         3,026          1,168
May 31, 1995                          1,168         4,425       182         4,366          1,409

    Other Receivable Allowances:
May 31, 1993                         $1,043        $2,064         -        $2,426         $  681
May 31, 1994                            681         1,983         -         1,696            968
May 31, 1995                            968         5,422     5,721         7,242          4,869

    Sales-Type Lease Allowances:
May 31, 1993                         $2,066        $  727         -        $1,315         $1,478
May 31, 1994                          1,478          (208)        -           328            942
May 31, 1995                            942          (161)        -           171            610

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE



We have audited in accordance with generally accepted auditing standards, the financial statements included in National Data Corporation's annual report to shareholders in this Form 10-K, and have issued our report thereon dated July 19, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index on page 18 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




Atlanta, Georgia
July 19,  1995

                           NATIONAL DATA CORPORATION
                                   FORM 10-K
                               INDEX TO EXHIBITS



Exhibit                                                                         Sequentially
Numbers                                 Description                             Numbered Pages
3(iii)           Amedment to Bylaws

10(iv)           Amendment to Working Capital Credit Agreement

10(xi)           Amendment to Amended and Restated Retirement Plan for
                 Non-Employee Directors.

(21)             Subsidiaries of the Registrant.

(23)             Consent of Independent Public Accountants

(27)             Financial Data Schedule (for SEC use only)