Form 10-Q
period 1995-08-31
NATIONAL DATA CORP
filed 1995-10-13
CIK 70033

NATIONAL DATA CORPORATION
            Condensed Consolidated Statement of Income
               (In Thousands Except Per Share Data)

                                          Three Months Ended August 31,
                                              1995         1994
                                              ----         ----
Revenue                                     $65,625      $55,969

Operating expenses:
     Cost of service                         33,928       30,658
     Sales, general and administrative       24,343       20,371
                                            -------      -------
                                             58,271       51,029

Operating income                              7,354        4,940

Other income (expense):
     Interest and other income                1,127          455
     Interest and other expense                (709)        (587)
                                            -------      -------
                                                418         (132)

Income before income taxes                    7,772        4,808
Provision for income taxes                    2,798        1,731
                                            -------      -------
     Net income                               4,974        3,077
                                            -------      -------

Earnings per common and
   common equivalent share (Note 2)           $0.21        $0.16
                                            -------      -------

Earnings per common and common equivalent
share, assuming full dilution (Note2)         $0.21        $0.15
                                            -------      -------


See Notes to Unaudited Condensed Consolidated Financial Statements
==============================================================================


                        NATIONAL DATA CORPORATION          P. 1 of 2
                  Condensed Consolidated Balance Sheet
                           (In Thousands)

                                            AUGUST 31,      MAY 31,
                                              1995           1995
ASSETS                                     ------------   -----------
Current assets:
  Cash and cash equivalents                   $88,519        $30,740
  Short-term investments                           25             25
  Accounts receivable:
    Trade (less allowances of
      $1,363, and $1,409)                      39,023         38,348
    Other (less allowances of
      $5,123, and $4,869)                      19,412         21,082
  Deferred income taxes                           601            601
  Inventory                                     2,777          2,900
  Prepaid expenses and other current assets     4,361          4,345
                                              -------        -------
      Total current assets                    154,718         98,041

Property and equipment, at cost:
  Land                                            402            402
  Building                                      6,503          6,503
  Equipment                                    78,392         79,536
  Software                                     21,719         25,777
  Leasehold improvements                       13,735         14,052
  Furniture and fixtures                       10,125         10,238
  Work in progress                              4,120          3,633
                                              -------        -------
                                              134,996        140,141
  Less-Accumulated depreciation
    and amortization                         (106,389)      (111,307)
                                              -------        -------
                                               28,607         28,834
  Property acquired under capital leases,
    net of accumulated amortization             8,605          9,033
                                              -------        -------
                                               37,212         37,867

Deposits                                          139            439

Other assets:
  Acquired intangibles and goodwill,
    net of accumulated amortization
    of $40,120 and $38,132                     76,469         78,094
  Other                                         1,911          2,320
                                              -------        -------
                                               78,380         80,414

Total Assets                                 $270,449       $216,761
                                           ==========     ==========

See Notes to Unaudited Condensed Consolidated Financial Statements




                        NATIONAL DATA CORPORATION          P. 2 of 2
                  Condensed Consolidated Balance Sheet
                           (In Thousands)

                                             AUGUST 31,     MAY 31,
                                              1995           1995
LIABILITIES AND STOCKHOLDERS' EQUITY       ------------   -----------
Current liabilities:
  Accounts payable                             $5,863         $9,042
  Notes payable on acquired
    business, current portion                   1,931          1,958
  Earn-out payable on acquired
    businesses, current portion                   869          1,180
  Accrued compensation and benefits             4,029          6,199
  Merchant processing payables                 18,608         22,363
  Income tax payable                            4,536          7,989
  Obligations under capital leases,
    current portion                             2,770          2,785
  Mortgage payable, current portion               168            164
  Deferred income                               4,387          4,766
  Other accrued liabilities                    11,393         11,149
                                              -------        -------
      Total current liabilities                54,554         67,595

Mortgage payable                               10,892         10,936

Notes payable on acquired business              1,415          2,580

Deferred income taxes                           3,193          3,193

Obligations under capital leases                5,808          6,140

Other long-term liabilities                     3,292          3,402
                                              -------        -------
Total liabilities                              79,154         93,846

Minority interest in equity of subsidiary         508            392

Stockholders' Equity:
  Preferred stock, par value $1.00 per share,
    1,000,000 shares authorized; none issued        -              -
  Common stock, par value $.125 per share,
    30,000,000 shares authorized; 22,696,233
    and 19,306,733 shares issued                2,837          2,413
  Capital in excess of par value               97,735         33,145
  Retained earnings                            91,066         87,789
  Cumulative translation adjustment              (634)          (550)
                                              -------        -------
                                              191,004        122,797
  Less:
    Deferred compensation                        (217)          (274)
                                              -------        -------
Total Stockholders' Equity                    190,787        122,523


Total Liabilities and Stockholders' Equity   $270,449       $216,761
                                           ==========     ==========

See Notes to Unaudited Condensed Consolidated Financial Statements

==============================================================================


                        NATIONAL DATA CORPORATION
              Condensed Consolidated Statement of Cash Flows
                             (In Thousands)
                                                          Three Months
                                                          Ended August 31,
                                                         1995          1994
Cash flows from operating activities:                    -----        -----
 Net income                                             $ 4,974      $ 3,077
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                         3,821        3,335
    Amortization of acquired intangibles and goodwill     1,985        1,655
    Provision for bad debts                                 219          246
    Changes in assets and liabilities, net
     of the effects of acquisitions:
      Increase in trade accounts receivable, net           (901)      (4,817)
      Decrease in other accounts receivable, net          1,669        2,634
      Decrease in investment in sales-type leases           168        1,489
      Decrease (increase) in inventory                      123         (460)
      Decrease in prepaid expenses and other assets         527          645
      Decrease in accounts payable
        and accrued liabilities                          (9,229)        (206)
      Decrease in income taxes payable and
        deferred income taxes payable                    (3,452)      (1,515)
                                                       ---------    --------
 Net cash (used in) provided by operating activities        (96)       6,083

Cash flows from investing activities:
 Capital expenditures                                    (2,846)      (1,757)
 Business acquisitions, net of cash acquired                  -       (8,985)
 Proceeds from the sale of equipment                         71           -
                                                       --------     --------
 Net cash used in investing activities                   (2,775)     (10,742)

Cash flows from financing activities:
 Payments on notes payable                               (1,189)          -
 Principal payments under mortgage, capital lease
   arrangements and other long-term debt                   (785)        (536)
 Principal payments on earn-out payable                    (686)      (1,294)
 Net proceeds from secondary public offering             63,652           -
 Net proceeds from the issuance of stock
   under employee stock plan                              1,362          549
 Effect of exchange rates on cash                            (7)           4
 Dividends paid                                          (1,697)      (1,390)
                                                       --------     --------
 Net cash provided by (used in) financing activities     60,650       (2,667)

Increase (decrease) in cash and cash equivalents         57,779       (7,326)
Cash, beginning of period                                30,740       38,012
                                                       --------     --------
Cash, end of period                                     $88,519      $30,686
                                                       ========     ========

Supplemental schedule of noncash investing
and financing activities:
 Capital leases entered into in exchange
    for property and equipment                          $   332      $     6
                                                       ========     ========

See Notes to Unaudited Condensed Consolidated Financial Statements

==============================================================================

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In addition, certain reclassifications have been made to the fiscal 1995 consolidated financial statements to conform to the fiscal 1996 presentation. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended May 31, 1995.



In the opinion of management, the information furnished reflects all adjustments necessary to present fairly the results for such interim periods.


NOTE 2 - EARNINGS PER SHARE:

Primary earnings per common share and common equivalent share are computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares represent stock options that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share.

Fully diluted earnings per common and common equivalent share are computed by the same method as described for primary earnings per share except that the higher of (1) the ending market share price for the period or (2) the average market share price for the period is used to compute the fully diluted earnings per share, as compared to the average market share price for primary earnings per share. Earnings per share calculations are presented in the accompanying financial statements.

The primary and fully diluted number of common and common equivalent shares outstanding is as follows (in thousands):

                                       Quarter Ended August 31,
                                           1995        1994

Primary                                  24,137      19,752
Fully Diluted                            24,236      19,967



NOTE 3 - COMMON STOCK OFFERING:

In June, 1995, the Company completed a secondary public offering of 3,162,500 shares of its Common Stock. The stock was sold at a price of $21.25 per share. This transaction, net of underwriting discount and expenses associated with this offering, added approximately
$63,652,000 in cash to the Company.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The first quarter of fiscal year 1996, ended August 31, 1995 compared to the same quarter last year is reflected as follows:

                                    ($ Millions)

                                   FY 1996        FY 1995       Inc.(Dec.)
                                   $     %         $     %           %
                                  ---   ---       ---   ---     -----------
Revenue:
Payment Systems                  37.1    57%      32.3    58%        15%
Health Care                      22.9    35%      16.8    30%        37%
Information Systems & Services    5.6     8%       6.7    12%       (16%)
Other                              -      -         .2     -          -
                                ------  -----    ------  -----     -------
Total Revenue                    65.6   100%      56.0   100%        17%

Cost of Service:
   Operations                    26.2    40%      24.2    43%         8%
   Deprec. & Amort.               5.0     8%       4.1     8%        22%
   Hardware Sales                 2.7     4%       2.4     4%        13%
                                ------  -----    ------  -----      -------
Total Cost of Service            33.9    52%      30.7    55%        10%

   Gross Margin                  31.7    48%      25.3    45%        25%

Sales, General &
  Administrative                 24.3    37%      20.4     36%       19%
                                ------  -----    ------   -----     -------
   Operating Margin               7.4    11%       4.9      9%       51%

Interest and Other Income         1.1     2%       0.5      1%      120%
Interest and Other Expense       (0.7)   (1%)     (0.6)    (1%)      17%
                                ------  -----    ------    -----   -------
Income Before Income Taxes        7.8    12%       4.8      8%       63%

Provision for Income Taxes        2.8     4%       1.7      3%       64%
                                ------  -----    ------    -----   -------
Net Income                        5.0     8%       3.1      5%       62%
                                ------  -----    ------    -----   -------


Revenue

Total revenue for the first quarter of fiscal 1996 was $65,625,000, an increase of $9,656,000 (17%) from the same period of the prior year. The revenue increase in the first quarter was the result of increased revenue in Health Care, $6,150,000 (37%), and Payment Systems,
$4,769,000 (15%), partially offset by a decrease in Information
Systems and Services revenue of $1,073,000 (16%).

Health Care.
Revenue for the first quarter of fiscal 1996 increased 37% as compared to the same period in fiscal 1995 as a result of (i) increases in electronic claims processing and (ii) increases in revenue for the Company's practice management systems for the pharmacy, dental, physician and institutional sectors, including the impact of acquisitions completed after the first quarter of fiscal 1995.

Payment Systems.
Payment Systems revenues increased 15% in the first quarter of fiscal 1996 as compared to the same period last year. Direct Payment Systems revenue increased due to higher volume of merchant sales processed and equipment sales. Offsetting this increase, revenue in the Company's Indirect Payment Services (distribution through banks) business decreased for the first quarter of fiscal 1996, as compared to the same period last year, as a result of price adjustments, generally made in return for increased volume and term commitments.

Information Systems and Services.
Revenue decreased 16% for the first quarter of fiscal 1996 primarily as a result of a decline in revenue associated with software licenses for electronic data interchange (EDI) applications as compared to the same period in fiscal 1995.

Other.
As a result of the Company's decision to exit the communication services market in 1991, there is no longer any residual revenue from these activities. The customer contracts associated with this business expired in the first quarter of fiscal 1995.

Costs and Expenses

Total cost of service for the first quarter of fiscal 1996 was $33,928,000, an increase of $3,270,000 (10%) from the same period last year. While the cost of operations increased $2,005,000 (8%) from the same period last year, the cost of operations as a percentage of revenue decreased from 43% last year to 40% this year. Depreciation and amortization as a percentage of revenue increased 22%, primarily as a result of acquisitions made during 1995.

Gross margin increased to 48% in the first quarter of fiscal 1996 as compared to 45% in the same period last year.

Sales, general and administrative expenses were $24,343,000 in the quarter ended August 31, 1995. This is an increase of $3,972,000 (19%) from the prior year. This increase is primarily due to increased product development and sales expansion programs in the Payment Systems and Health Care areas as well as increased sales, general, administrative and product development expenses associated with acquired businesses.

Interest and Other Income

Interest and other income for the first quarter of fiscal 1996 was $1,127,000, an increase of $672,000 (148%) from last year. This increase is principally the result of increased cash balances associated with the secondary stock offering.

Interest and Other Expense

Interest and other expense for the first quarter of fiscal 1996 increased $122,000 (21%). This was primarily as a result of interest paid associated with refunded customer deposits.

Income Taxes

The provision for income taxes, as a percentage of taxable income, was 36% for the quarters ended August 31, 1995 and 1994, respectively.

Net Income

Net income for the first quarter of fiscal 1996 was $4,974,000, an increase of $1,897,000, as compared to the same period of the prior year. Earnings per share for the period ended August 31, 1995 and 1994 were $0.21 and $0.15, respectively. The fully diluted number of common and common equivalent shares outstanding for the first quarter of fiscal 1996 was 24,236,000, an increase of 4,269,000 (21%) as compared to the same period last year. This increase is primarily a result of 3,162,500 shares issued in the supplementary stock offering completed in June, 1995, and shares issued under employee stock option plans.


Liquidity and Capital Resources

Cash flows from operations for the first quarter of fiscal 1996 consisting of net income adjusted for depreciation, amortization and provision for bad debts totaled $10,999,000, an increase over the same period in the previous fiscal year of $2,686,000. Net cash used in operating activities was $96,000 for the three months ended August 31, 1995, a decrease of $6,179,000 (102%) from the prior year amount provided of $6,083,000. The working capital decrease includes income tax payments and refunds of customer deposits.

Cash used in investing activities was $2,775,000 compared to the prior year of $10,742,000. In the first three months of fiscal 1995, two business acquisitions were made totaling $8,985,000, net of cash acquired.

Net cash provided by financing activities was $60,650,000, an increase of $63,317,000 over the prior year. The net proceeds from the issuance of stock under the secondary offering (as discussed in Note
3) were $63,652,000. Net proceeds from the employee stock purchase plan increased $813,000 over the same three month period last year. Dividends of approximately $1,697,000 and $1,390,000 were paid in the three month periods ending August 31, 1995 and 1994, respectively.

The Company has entered into a $15,000,000, working capital line of credit expiring in August 1996. In addition, the Company has a $40,000,000 acquisition line of credit which expires in August 1996. The Company believes funds generated from operations along with its committed lines of credit and the $88,519,000 cash on hand is adequate to meet normal business operating needs, including possible acquisitions.


Stockholders' Equity

Stockholders' equity increased $68,264,000 (56%), from May 31, 1995 to $190,787,000 at August 31, 1995, principally the result of the secondary offering as previously discussed.


                               Part II

ITEM 1 - PENDING LEGAL PROCEEDINGS
_____________________________________

None


ITEM 2 - OTHER INFORMATION
_____________________________

None

ITEM 3 - EXHIBITS AND REPORTS FILED ON FORM 8-K
___________________________________________________

None.








                               Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             National Data Corporation
                                                  (Registrant)


Date:   October 13,  1995                   By: /s/ Jerry W. Braxton
-------------------------                      ----------------------
                                               Jerry W. Braxton
                                               Chief Financial Officer