Form 10-Q
period 1995-11-30
NATIONAL DATA CORP
filed 1996-01-16
CIK 70033

NATIONAL DATA CORPORATION
            Condensed Consolidated Statement of Income
               (In Thousands Except Per Share Data)

                                           Quarter Ended November 30,
                                              1995         1994
                                              ----         ----
Revenue                                     $65,510      $59,812

Operating expenses:
     Cost of service                         34,125       32,847
     Sales, general and administrative       23,273       21,110
                                            -------      -------
                                             57,398       53,957

Operating income                              8,112        5,855

Other income (expense):
     Interest and other income                1,177          348
     Interest and other expense                (601)        (708)
                                            --------      -------
                                                576         (360)

Income before income taxes                    8,688        5,495
Provision for income taxes                    2,954        1,978
                                            -------      -------
     Net income                               5,734        3,517
                                            -------      -------

Earnings per common and
   common equivalent share (Note 2)           $0.24        $0.17
                                            -------      -------

Earnings per common and common equivalent
share, assuming full dilution (Note 2)        $0.24        $0.17
                                            -------      -------


See Notes to Unaudited Condensed Consolidated Financial Statements
==============================================================================

                     NATIONAL DATA CORPORATION
            Condensed Consolidated Statement of Income
               (In Thousands Except Per Share Data)

                                          Six Months Ended November 30,
                                              1995         1994
                                              ----         ----
Revenue                                    $131,135     $115,781

Operating expenses:
     Cost of service                         68,053       63,505
     Sales, general and administrative       47,616       41,481
                                            -------      -------
                                            115,669      104,986

Operating income                             15,466       10,795

Other income (expense):
     Interest and other income                2,304          803
     Interest and other expense              (1,310)      (1,295)
                                            --------      -------
                                                994         (492)

Income before income taxes                   16,460       10,303
Provision for income taxes                    5,752        3,709
                                            -------      -------
     Net income                             $10,708       $6,594
                                            -------      -------

Earnings per common and
   common equivalent share (Note 2)           $0.44        $0.33
                                            -------      -------

Earnings per common and common equivalent
share, assuming full dilution (Note 2)        $0.44        $0.33
                                            -------      -------


See Notes to Unaudited Condensed Consolidated Financial Statements
==============================================================================


                        NATIONAL DATA CORPORATION          P. 1 of 2
                  Condensed Consolidated Balance Sheet
                           (In Thousands)

                                          NOVEMBER 30,      MAY 31,
                                              1995           1995
ASSETS                                     ------------   -----------
Current assets:
  Cash and cash equivalents                  $100,887        $30,740
  Short-term investments                           25             25
  Accounts receivable (less allowances
      of $1,170 and $1,409)                    39,545         39,239
  Deferred income taxes                           601            601
  Inventory                                     2,898          2,900
  Prepaid expenses and other current assets     4,295          4,345
                                              -------        -------
      Total current assets                    148,251         77,850

Property and equipment, at cost               130,994        140,141
 Less-Accumulated depreciation
    and amortization                         (103,067)      (111,307)
                                              -------        -------
                                               27,927         28,834
  Property acquired under capital leases,
    net of accumulated amortization             7,789          9,033
                                              -------        -------
                                               35,716         37,867

Deposits                                          166            439

Other assets:
  Acquired intangibles and goodwill,
    net of accumulated amortization
    of $42,112 and $38,132                     74,602         78,094
  Other                                         2,223          2,320
                                              -------        -------
                                               76,825         80,414

Total Assets                                 $260,958       $196,570
                                           ==========     ==========

See Notes to Unaudited Condensed Consolidated Financial Statements




                        NATIONAL DATA CORPORATION          P. 2 of 2
                  Condensed Consolidated Balance Sheet
                           (In Thousands)

                                           NOVEMBER 31,     MAY 31,
                                              1995           1995
LIABILITIES AND STOCKHOLDERS' EQUITY       ------------   -----------
Current liabilities:
  Accounts payable                             $6,386         $9,042
  Notes payable on acquired
    business, current portion                   1,942          1,958
  Earn-out payable on acquired
    businesses, current portion                   539          1,180
  Accrued compensation and benefits             5,326          6,199
  Net merchant processing payable                 159          2,172
  Income tax payable                            6,698          7,989
  Obligations under capital leases,
    current portion                             2,685          2,785
  Mortgage payable, current portion               172            164
  Deferred income                               3,982          4,766
  Other accrued liabilities                    10,736         11,149
                                              -------        -------
      Total current liabilities                38,625         47,404

Mortgage payable                               10,848         10,936

Notes payable on acquired business              1,318          2,580

Deferred income taxes                           3,193          3,193

Obligations under capital leases                5,207          6,140

Other long-term liabilities                     3,488          3,402
                                              -------        -------
Total liabilities                              62,679         73,655

Minority interest in equity of subsidiary         586            392

Stockholders' Equity:
  Preferred stock, par value $1.00 per share,
    1,000,000 shares authorized; none issued        -              -
  Common stock, par value $.125 per share,
    30,000,000 shares authorized; 22,968,977
    and 19,306,733 shares issued                2,870          2,413
  Capital in excess of par value              100,427         33,145
  Retained earnings                            95,079         87,789
  Cumulative translation adjustment              (519)          (550)
                                              -------        -------
                                              197,857        122,797
  Less:
    Deferred compensation                        (164)          (274)
                                              -------        -------
Total Stockholders' Equity                    197,693        122,523


Total Liabilities and Stockholders' Equity   $260,958       $196,570
                                           ==========     ==========

See Notes to Unaudited Condensed Consolidated Financial Statements

==============================================================================


                        NATIONAL DATA CORPORATION
              Condensed Consolidated Statement of Cash Flows
                             (In Thousands)
                                                            Six Months
                                                        Ended November 30,
                                                         1995          1994
Cash flows from operating activities:                    -----        -----
 Net income                                             $10,708      $ 6,594
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                         7,598        6,748
    Amortization of acquired intangibles and goodwill     3,973        3,363
    Provision for bad debts                                 722          201
    Loss on disposal of fixed assets                          6           34
    Changes in assets and liabilities, net
     of the effects of acquisitions:
      Increase in accounts receivable, net               (1,024)      (5,926)
      Decrease in inventory                                   3          313
      Decrease in prepaid expenses and other assets         127        3,280
      Decrease in accounts payable
        and accrued liabilities                          (4,430)        (992)
      Increase (decrease) in net merchant
        processing payable                               (2,014)       1,042
      Increase (decrease) in income taxes payable and
        deferred income taxes payable                    (1,291)         323
                                                       ---------    --------
 Net cash provided by operating activities               14,378       14,980

Cash flows from investing activities:
 Capital expenditures                                    (5,125)      (4,358)
 Business acquisitions, net of cash acquired                  -      (32,340)
 Decrease in investments and other
   non-current assets                                       274        2,204
 Proceeds from the sale of equipment                         75           -
                                                       --------     --------
 Net cash used in investing activities                   (4,776)     (34,494)

Cash flows from financing activities:
 Payments on notes payable                               (1,277)          -
 Principal payments under mortgage, capital lease
   arrangements and other long-term debt                 (1,512)      (1,188)
 Principal payments on earn-out payable                  (1,016)      (1,627)
 Net proceeds from secondary public offering             63,652           -
 Net proceeds from the issuance of stock
   under employee stock plans                             4,087        1,611
 Effect of exchange rates on cash                            29           16
 Dividends paid                                          (3,418)      (2,796)
                                                       --------     --------
 Net cash provided by (used in) financing activities     60,545       (3,984)

Increase (decrease) in cash and cash equivalents         70,147      (23,498)
Cash, beginning of period                                30,740       38,012
                                                       --------     --------
Cash, end of period                                   $ 100,887     $ 14,514
                                                       ========     ========

Supplemental schedule of noncash investing
and financing activities:
  Promissory notes entered into in exchange
    for capital stock                                        -       $ 3,006
  Capital leases entered into in exchange
    for property and equipment                              332            6
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

The primary and fully diluted number of common and common equivalent shares outstanding is as follows (in thousands):

                Quarter Ended November 30,  Six Months Ended November 30,
                       1995        1994         1995        1994

Primary              24,328      20,157       24,226       19,946
Fully Diluted        24,346      20,178       24,260       20,115



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



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The second quarter of fiscal 1996, ended November 30, 1995 compared to the same quarter last year is reflected as follows:

                                            ($ Millions)

                                   FY 1996        FY 1995       Inc.(Dec.)
                                   $     %         $     %           %
                                  ---   ---       ---   ---     -----------
Revenue:
Payment Systems                  36.2    55%      33.5    56%         8%
Health Care                      23.6    36%      20.0    33%        18%
Information Systems & Services    5.7     9%       6.3    11%        (9%)
                                ------  -----    ------  -----     -------
Total Revenue                    65.5   100%      59.8   100%        10%

Cost of Service:
   Operations                    25.9    39%      25.6    43%         1%
   Depreciation & Amortization    5.0     8%       4.2     7%        19%
   Hardware Sales                 3.2     5%       3.0     5%         7%
                                ------  -----    ------  -----      -------
Total Cost of Service            34.1    52%      32.8    55%         4%

   Gross Margin                  31.4    48%      27.0    45%        16%

Sales, General &
  Administrative                 23.3    36%      21.1     35%       10%
                                ------  -----    ------   -----     -------
   Operating Margin               8.1    12%       5.9     10%       37%

Interest and Other Income         1.2     2%       0.3      -       300%
Interest and Other Expense       (0.6)   (1%)     (0.7)    (1%)     (14%)
                                ------  -----    ------    -----   -------
Income Before Income Taxes        8.7    13%       5.5      9%       58%

Provision for Income Taxes        3.0     4%       2.0      3%       50%
                                ------  -----    ------    -----   -------
Net Income                        5.7     9%       3.5      6%       63%
                                ------  -----    ------    -----   -------

Results of Operations

The first six months of fiscal 1996, ended November 30, 1995 compared to the same period last year is reflected as follows:


                                            ($ Millions)

                                   FY 1996        FY 1995       Inc.(Dec.)
                                   $     %         $     %           %
                                  ---   ---       ---   ---     -----------
Revenue:
Payment Systems                  73.3    56%      65.8    57%        11%
Health Care                      46.5    35%      36.8    32%        26%
Information Systems & Services   11.3     9%      13.0    11%       (13%)
Other                              -      -         .2     -          -
                                ------  -----    ------  -----     -------
Total Revenue                   131.1   100%     115.8   100%        13%

Cost of Service:
   Operations                    52.1    40%      50.0    43%         4%
   Depreciation & Amortization   10.0     8%       8.2     7%        22%
   Hardware Sales                 5.9     4%       5.3     5%        11%
                                ------  -----    ------  -----      -------
Total Cost of Service            68.0    52%      63.5    55%         7%

   Gross Margin                  63.1    48%      52.3    45%        21%

Sales, General &
  Administrative                 47.6    36%      41.5     36%       15%
                                ------  -----    ------   -----     -------
   Operating Margin              15.5    12%      10.8      9%       44%

Interest and Other Income         2.3     2%       0.8      1%      188%
Interest and Other Expense       (1.3)   (1%)     (1.3)    (1%)      -
                                ------  -----    ------    -----   -------
Income Before Income Taxes       16.5    13%      10.3      9%       60%

Provision for Income Taxes        5.8     5%       3.7      3%       57%
                                ------  -----    ------    -----   -------
Net Income                       10.7     8%       6.6      6%       62%
                                ------  -----    ------    -----   -------



Revenue

Total revenue for the second quarter of fiscal 1996 was $65,510,000, an increase of $5,698,000 (10%) from the same period of the prior year. The revenue increase in the second quarter was the result of increased revenue in Health Care, $3,532,000 (18 %), and Payment Systems, $2,728,000 (8%),
partially offset by a decrease in Information Systems and Services revenue of $547,000 (9%).

Total revenue for the six months ended November 30, 1995 was $131,135,000, an increase of $15,354,000 (13%) from the same period of the prior year. The revenue increase was the result of increased revenue in Health Care, $9,682,000 (26%) and Payment Systems, $7,497,000 (11%), partially offset by a decrease in Information Systems and Services revenue of $1,650,000 (13%).

Health Care. Revenue increased 18% in the second quarter and 26% for the six months ended November 30, 1995. Revenue growth was related to (i) increases in electronic claim processing and (ii) increases in revenue for the Company's practice management systems for the pharmacy, dental, physician and institutional sectors, including the impact of acquisitions completed after the first quarter of fiscal 1995.

Payment Systems. Payment Systems revenues increased 8% in the second quarter and 11% for the six months ended November 30, 1995 compared to the same periods last year. Direct Payment Systems revenue increased due to higher volume of merchant sales processed and equipment sales as well as increased volume in the check verification/guarantee business. Offsetting this increase, revenue in the Indirect Payment Services (distribution through banks) business decreased for the second quarter and for the first six months of fiscal 1996, as a result of price adjustments generally made in return for increased volume and term commitments.

Information Systems and Services. Revenue decreased 9% for the second quarter and 13% for the first six months of fiscal 1996 primarily as a result of a decline in revenue associated with software licenses for electronic data interchange (EDI) applications.

Other. As a result of the Company's decision to exit the communication services market in 1991, there is no longer any residual revenue from these activities. The customer contracts associated with this business expired in the first quarter of fiscal 1995.

Costs and Expenses

Total cost of service for the second quarter of fiscal 1996 was $34,125,000, an increase of $1,278,000 (4%) from the same period last year. While the cost of operations increased $253,000 (1%), the cost of operations as a percentage of revenue decreased from 43% last year to 39% this year. Depreciation and amortization as a percentage of revenue increased 19%, primarily as a result
of acquisitions made during fiscal 1995.   Cost of hardware sold was 5% for
both periods.


Cost of service for the six month period ended November 30, 1995 was $68,053,000, an increase of $4,548,000 (7%) from the same period last year. Total cost of service as a percentage of revenue decreased to 52% this year from 55% last year. Cost of operations increased $2,263,000 (4%). Cost of operations as a percentage of revenue decreased to 40% for the first six months of this fiscal year as compared to 43% for the same period last year. Depreciation and amortization as a percentage of revenue increased 22%,
primarily as a result of acquisitions made during 1995.   Cost of hardware
decreased to 4% of revenue as compared to 5% last year.

Gross margin increased to 48% from 45% in both the second quarter and the six months ended November 30, 1995.

Sales, general and administrative expenses were $23,273,000 in the quarter. This is an increase of $2,163,000 (10%) from the prior year. Sales, general and administrative expense increased $6,135,000 (15%) for the six month period. These increases are primarily due to increased product development and sales expansion programs in the Payment Systems and Health Care areas as well as increased sales, general, administrative and product development expenses associated with acquired businesses.

Interest and Other Income

Interest and other income for the second quarter of fiscal 1996 was $1,177,000, an increase of $829,000 (238%) from last year. Interest and other income for the first six months of fiscal year 1996 was $2,304,000 an increase of $1,501,000 (187%). These increases are principally the result of increased cash balances associated with the secondary stock offering completed in the first quarter of fiscal 1996.

Interest and Other Expense

Interest and other expense for the second quarter of fiscal 1996 decreased $107,000 (15%) as a result of lower interest expense due to fewer capital leases. Interest and other expense for the six months ended November 30, 1995 was essentially flat.

Income Taxes

The provision for income taxes, as a percentage of taxable income, was 34% and 36% for the quarters ended November 30, 1995 and 1994, respectively and 35% and 36% for the six month periods ended November 30, 1995 and 1994, respectively. These decreased tax rates are a result of research and development tax credits and tax exempt interest income.

Net Income

Net income for the second quarter of fiscal 1996 was $5,734,000, an increase of $2,217,000 (63%), as compared to the same period of the prior year. Earnings per share for the quarter ended November 30, 1995 and 1994 were $0.24 and $0.17, respectively . The fully diluted number of common and common equivalent shares outstanding for the second quarter of fiscal 1996 was 24,346,000, an increase of 4,168,000 (21%) as compared to the same period last year. This increase is primarily a result of 3,162,500 shares issued in the supplementary stock offering completed in June, 1995, and shares issued under Company stock plans.

Net income for the first six months of fiscal 1996 was $10,708,000, an increase of $4,114,000 (62%), as compared to the same period of the prior year. Earnings per share for the six months ended November 30, 1995 and 1994 were $0.44 and $0.33, respectively. The fully diluted number of common and common equivalent shares outstanding for the six month period was 24,260,000, an increase of 4,145,000 (21%) as compared to the same period last year. This increase is primarily a result of 3,162,500 shares issued in the supplementary stock offering completed in June, 1995, and shares issued under Company stock plans.


Liquidity and Capital Resources

Net cash provided by operating activities was $14,378,000 for the six months ended November 30, 1995, a decrease of $602,000 (4%). Cash flows from operations for the first six months of fiscal 1996, consisting of net income adjusted for depreciation, amortization and provision for bad debts, totaled $23,001,000, an increase over the same period in the previous fiscal year of $6,095,000, offset by a reduction of accounts payable and merchant processing liabilities.

Cash used in investing activities was $4,776,000 compared to the prior year of $34,494,000. In the first six months of fiscal 1995, four business acquisitions were made totaling $32,340,000, net of cash acquired.

Net cash provided by financing activities was $60,545,000, an increase of $64,529,000 over the prior year. The net proceeds from the issuance of stock under the secondary offering (as discussed in Note 3) were $63,652,000. Net proceeds from employee stock purchases increased $2,476,000 over the same six month period last year. Dividends of approximately $3,418,000 and $2,796,000 were paid in the six month periods ending November 30, 1995 and 1994, respectively.

The Company has entered into a $15,000,000, committed working capital line of credit expiring in August 1996. In addition, the Company has a $40,000,000 committed acquisition line of credit which expires in August 1996. The Company believes funds generated from operations along with its committed lines of credit and the $100,887,000 cash on hand is adequate to meet normal business operating needs, including possible acquisitions.

Stockholders' Equity

Stockholders' equity increased $75,170,000 (62%), from May 31, 1995 to $197,693,000 at November 30, 1995, principally the result of the secondary offering as discussed in Note 3.



Part II

ITEM 1 - PENDING LEGAL PROCEEDINGS

None


ITEM 2 - OTHER INFORMATION

None

ITEM 3 - EXHIBITS AND REPORTS FILED ON FORM 8-K

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on October 26, 1995. At the annual meeting, the stockholders of the Company approved the following items:

1. Election of two directors in Class III, Don W. Sands and J. Veronica Biggins, to serve until the annual meeting of stockholders in 1998 and thereafter until their successors are duly elected and qualified;

2. Amendment of the Company's 1987 Stock Option Plan to increase the number of shares that may be issued thereunder from 3,787,500 to 5,287,500, and to limit total grants of options thereunder to any individual to not more than 1,500,000 shares;

3. Amendment of the Company's 1983 Restricted Stock Plan to increase the number of shares that may be issued thereunder from 487,500 to 750,000, and to add a performance-based award feature to the plan;

4.      Adoption of the Company's 1995 Non-Employee Director Compensation
        Plan;

5. Amendment of the Company's 1984 Non-Employee Director Stock Option Plan to provide for a new series of five additional grants of stock options to purchase 5,000 shares per grant to non-employee directors, to extend exercise rights to the expi ration date of the option and to establish a five year vesting schedule;

6. Adoption of the Company's 1995 Performance-Based Executive Officer Bonus Plan; and

7. Amendment of the Company's Certificate of Incorporation to increase the number of shares of Common Stock of the Company authorized for issuance from 30,000,000 to 60,000,000.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   National Data Corporation
                                                          (Registrant)


Date:   January 15,  1996                          By: /s/ Jerry W.  Braxton
        __________________                           _______________________

                                                     Jerry W. Braxton
                                                     Chief Financial Officer