Form 10-Q
period 1996-02-29
NATIONAL DATA CORP
filed 1996-04-15
CIK 70033

NATIONAL DATA CORPORATION
            Condensed Consolidated Statement of Income
               (In Thousands Except Per Share Data)

                                           Quarter Ended February 29,28
                                              1996         1995
                                              ----         ----
Revenue                                     $67,500      $62,155

Operating expenses:
     Cost of service                         33,729       33,781
     Sales, general and administrative       24,853       22,113
                                            -------      -------
                                             58,582       55,894

Operating income                              8,918        6,261

Other income (expense):
     Interest and other income                1,318          411
     Interest and other expense                (622)        (649)
                                            --------      -------
                                                696         (238)

Income before income taxes                    9,614        6,023
Provision for income taxes                    3,268        2,168
                                            -------      -------
     Net income                               6,346        3,855
                                            -------      -------

Earnings per common and
   common equivalent share (Note 2)           $0.26        $0.19
                                            -------      -------

Earnings per common and common equivalent
share, assuming full dilution (Note 2)        $0.26        $0.19
                                            -------      -------


See Notes to Unaudited Condensed Consolidated Financial Statements
==============================================================================

                     NATIONAL DATA CORPORATION
            Condensed Consolidated Statement of Income
               (In Thousands Except Per Share Data)

                                         Nine Months Ended February 29,28
                                              1996         1995
                                              ----         ----
Revenue                                    $198,635     $177,936

Operating expenses:
     Cost of service                        101,782       97,286
     Sales, general and administrative       72,469       63,594
                                            -------      -------
                                            174,251      160,880

Operating income                             24,384       17,056

Other income (expense):
     Interest and other income                3,622        1,214
     Interest and other expense              (1,932)      (1,944)
                                            --------      -------
                                              1,690         (730)

Income before income taxes                   26,074       16,326
Provision for income taxes                    9,020        5,877
                                            -------      -------
     Net income                             $17,054      $10,449
                                            -------      -------

Earnings per common and
   common equivalent share (Note 2)           $0.70        $0.52
                                            -------      -------

Earnings per common and common equivalent
share, assuming full dilution (Note 2)        $0.70        $0.51
                                            -------      -------


See Notes to Unaudited Condensed Consolidated Financial Statements
==============================================================================

                        NATIONAL DATA CORPORATION          P. 1 of 2
                  Condensed Consolidated Balance Sheet
                           (In Thousands)

                                           February 29,      May 31,
                                              1996           1995
ASSETS                                     ------------   -----------
Current assets:
  Cash and cash equivalents                   $98,501        $30,740
  Accounts receivable (less allowances
      of $1,359 and $1,409)                    40,293         38,348
  Net merchant processing receivable            2,586             -
  Deferred income taxes                           601            601
  Inventory                                     2,019          2,900
  Prepaid expenses and other current assets     4,925          5,261
                                              -------        -------
      Total current assets                    148,925         77,850

Property and equipment, at cost               128,421        140,141
 Less-Accumulated depreciation
    and amortization                          (98,437)      (111,307)
                                              -------        -------
                                               29,984         28,834
  Property acquired under capital leases,
    net of accumulated amortization             7,525          9,033
                                              -------        -------
                                               37,509         37,867

Deposits                                          166            439

Other assets:
  Acquired intangibles and goodwill,
    net of accumulated amortization
    of $44,080 and $38,132                     78,151         78,094
  Other                                         2,078          2,320
                                              -------        -------
                                               80,229         80,414

Total Assets                                 $266,829       $196,570
                                           ==========     ==========

See Notes to Unaudited Condensed Consolidated Financial Statements

                        NATIONAL DATA CORPORATION          P. 2 of 2
                  Condensed Consolidated Balance Sheet
                           (In Thousands)

                                           February 29,     May 31,
                                              1996           1995
LIABILITIES AND STOCKHOLDERS' EQUITY       ------------   -----------
Current liabilities:
  Accounts payable                             $7,232         $9,042
  Notes payable on acquired
    business, current portion                   1,443          1,958
  Earn-out payable on acquired
    businesses, current portion                    32          1,180
  Accrued compensation and benefits             4,828          6,199
  Net merchant processing payable                  -           2,172
  Income tax payable                            7,079          7,989
  Obligations under capital leases,
    current portion                             2,838          2,785
  Mortgage payable, current portion            10,978            164
  Deferred income                               5,104          4,766
  Other accrued liabilities                    11,290         11,149
                                              -------        -------
      Total current liabilities                50,824         47,404

Mortgage payable                                   -          10,936

Notes payable on acquired business              1,259          2,580

Deferred income taxes                           3,193          3,193

Obligations under capital leases                4,720          6,140

Other long-term liabilities                     3,431          3,402
                                              -------        -------
Total liabilities                              63,427         73,655

Minority interest in equity of subsidiary         689            392

Stockholders' Equity:
  Preferred stock, par value $1.00 per share,
    1,000,000 shares authorized; none issued        -              -
  Common stock, par value $.125 per share,
    30,000,000 shares authorized; 23,044,094
    and 19,306,733 shares issued                2,881          2,413
  Capital in excess of par value              101,152         33,145
  Retained earnings                            99,698         87,789
  Cumulative translation adjustment              (817)          (550)
                                              -------        -------
                                              202,914        122,797
  Less:
    Deferred compensation                        (201)          (274)
                                              -------        -------
Total Stockholders' Equity                    202,713        122,523


Total Liabilities and Stockholders' Equity   $266,829       $196,570
                                           ==========     ==========

See Notes to Unaudited Condensed Consolidated Financial Statements

==============================================================================

                        NATIONAL DATA CORPORATION
              Condensed Consolidated Statement of Cash Flows
                             (In Thousands)
                                                           Nine Months
                                                        Ended February 29,28
                                                         1996          1995
Cash flows from operating activities:                    -----        -----
 Net income                                             $17,054      $10,449
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                        10,941       10,279
    Amortization of acquired intangibles and goodwill     5,953        5,277
    Provision for bad debts                                 933          574
    Changes in assets and liabilities which provided
     (used) cash net of the effects of acquisitions:
      Accounts receivable, net                           (2,693)      (4,990)
      Inventory                                             910          675
      Prepaid expenses and other assets                     493        5,354
      Accounts payable and accrued liabilities           (2,861)      (1,255)
      Merchant processing working capital                (4,758)       5,465
      Income taxes payable and deferred income taxes       (906)         269
                                                       ---------    --------
 Net cash provided by operating activities               25,066       32,097

Cash flows from investing activities:
 Capital expenditures                                    (9,554)      (6,367)
 Business acquisitions, net of cash acquired             (5,736)     (38,081)
 Decrease in investments and other
   non-current assets                                       275        1,933
 Proceeds from the sale of equipment                        128           -
                                                       --------     --------
 Net cash used in investing activities                  (14,887)     (42,515)

Cash flows from financing activities:
 Payments on notes payable                               (1,873)        (285)
 Principal payments under mortgage, capital lease
   arrangements and other long-term debt                 (2,385)      (1,963)
 Principal payments on earn-out payable                  (1,493)      (2,213)
 Net proceeds from secondary public offering             63,652           -
 Net proceeds from the issuance of stock
   under employee stock plans                             4,823        2,272
 Dividends paid                                          (5,142)      (4,207)
                                                       --------     --------
 Net cash provided by (used in) financing activities     57,582       (6,396)

Increase (decrease) in cash and cash equivalents         67,761      (16,814)
Cash, beginning of period                                30,740       38,012
                                                       --------     --------
Cash, end of period                                   $  98,501     $ 21,198
                                                       ========     ========

Supplemental schedule of noncash investing
and financing activities:
  Promissory notes entered into in exchange
    for capital stock                                        -       $ 3,506
  Capital leases entered into in exchange
    for property and equipment                              791        1,057
                                                       ========     ========

See Notes to Unaudited Condensed Consolidated Financial Statements

==============================================================================

NOTES TO UNAUDITED CONDENSED CONSOLIDATED
 FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The financial statements included herein have been prepared by the Company,
without audit,   pursuant to the rules and regulations of the Securities
and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not m isleading. In addition, certain reclassifications have been made to the fiscal 1995 consolidated financial statements to conform to the fiscal 1996 presentation. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended May 31, 1995.

In the opinion of management, the information furnished reflects all adjustments necessary to present fairly the results for such interim periods.


NOTE 2 - EARNINGS PER SHARE:

Primary earnings per common share and common equivalent share are computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares represent stock op tions that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share.

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

The primary and fully diluted number of common and common equivalent shares outstanding is as follows (in thousands):

                            Quarter Ended          Nine Months Ended
                            February 29,28,         February 29,28,
                            1996       1995         1996     1995
                            ----       ----         ----     ----
Primary                    24,270     20,480       24,241   20,100
Fully Diluted              24,372     20,480       24,297   20,307



NOTE 3 - COMMON STOCK OFFERING:

In June, 1995, the Company completed a secondary public offering of 3,162,500 shares of its Common Stock. The stock was sold at a price of $21.25 per share. This transaction, net of underwriting discount and expenses associated with this offering, a dded approximately $63,652,000 in cash to the Company.

NOTE 4- SUBSEQUENT EVENT:

On April 1, 1996, the Registrant organized a new Georgia limited liability company. This new company, Global Payment Systems LLC ("GPS"), acquired a business unit from MasterCard International Incorporated ("MasterCard"). The business unit acquired , MasterCard Merchant Automated Point-of-Sale Program ("MAPP"), consisted of tangible personal property, leased personal and real property, customer contracts, assembled work force and the goodwill of the business. The purchase price paid for MAPP by GPS was $110,000,000 in cash plus the granting of a 7.5% equity ownership in GPS to MasterCard.

Additional information regarding this transaction may be obtained by reviewing the Registrant's Form 8-K, dated April 1, 1996, File no. 03966.

The following pro forma information for the acquisition discussed above is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition taken place on June 1, 1994, nor are they necessarily indicative of future operations.


(In thousands,         Fiscal Year       Quarter            Nine Months
except per share data)     ended          ended               ended
                        May 31,1995   February 29,1996   February 29,1996
                       -------------  ----------------- -----------------

Revenue                  $ 285,880      $  80,515          $ 237,137
Net Income               $  15,534      $   6,242          $  16,736
Earnings per share,
   fully diluted         $     .65      $     .26          $     .69


The pro forma results listed above are unaudited and reflect purchase price accounting adjustments assuming the acquisition occurred at the beginning of the fiscal year and include estimates for differences in year-end.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The third quarter of fiscal 1996, ended February 29, 1996, compared to the same quarter last year is reflected as follows:


                                            ($ Millions)

                                   FY 1996        FY 1995       Inc.(Dec.)
                                   $     %         $     %           %
                                  ---   ---       ---   ---     -----------
Revenue:
Payment Systems                  36.6    55%      34.3    55%         7%
Health Care                      25.2    37%      22.2    36%        14%
Information Systems & Services    5.7     8%       5.7     9%         -
                                ------  -----    ------  -----     -------
Total Revenue                    67.5   100%      62.2   100%         9%

Cost of Service:
   Operations                    26.4    39%      26.6    43%        (1%)
   Depreciation & Amortization    4.5     7%       4.5     7%         -
   Hardware Sales                 2.8     4%       2.7     4%         4%
                                ------  -----    ------  -----      -------
Total Cost of Service            33.7    50%      33.8    54%         -

   Gross Margin                  33.8    50%      28.4    46%        19%

Sales, General &
  Administrative                 24.9    37%      22.1     36%       13%
                                ------  -----    ------   -----     -------
   Operating Margin               8.9    13%       6.3     10%       41%

Interest and Other Income         1.3     2%       0.4      1%      225%
Interest and Other Expense       (0.6)   (1%)     (0.7)    (1%)     (14%)
                                ------  -----    ------    -----   -------
Income Before Income Taxes        9.6    14%       6.0     10%       60%

Provision for Income Taxes        3.3     5%       2.1      4%       57%
                                ------  -----    ------    -----   -------
Net Income                        6.3     9%       3.9      6%       62%
                                ------  -----    ------    -----   -------

Results of Operations

The first nine months of fiscal 1996, ended February 29, 1996, compared to the same period last year is reflected as follows:


                                            ($ Millions)

                                   FY 1996        FY 1995       Inc.(Dec.)
                                   $     %         $     %           %
                                  ---   ---       ---   ---     -----------
Revenue:
Payment Systems                 109.9    55%     100.0    56%        10%
Health Care                      71.7    36%      59.0    33%        22%
Information Systems & Services   17.0     9%      18.9    11%        (9%)
                                ------  -----    ------  -----     -------
Total Revenue                   198.6   100%     177.9   100%        12%

Cost of Service:
   Operations                    78.6    40%      76.6    43%         3%
   Depreciation & Amortization   14.5     7%      12.7     7%        14%
   Hardware Sales                 8.7     4%       8.0     5%         9%
                                ------  -----    ------  -----      -------
Total Cost of Service           101.8    51%      97.3    55%         5%

   Gross Margin                  96.8    49%      80.6    45%        20%

Sales, General &
  Administrative                 72.4    37%      63.6     36%       14%
                                ------  -----    ------   -----     -------
   Operating Margin              24.4    12%      17.0      9%       44%

Interest and Other Income         3.6     2%       1.2      1%      200%
Interest and Other Expense       (1.9)   (1%)     (1.9)    (1%)      -
                                ------  -----    ------    -----   -------
Income Before Income Taxes       26.1    13%      16.3      9%       60%

Provision for Income Taxes        9.0     4%       5.9      3%       53%
                                ------  -----    ------    -----   -------
Net Income                       17.1     9%      10.4      6%       64%
                                ------  -----    ------    -----   -------

Total revenue for the third quarter of fiscal 1996 was $67,500,000, an increase of $5,345,000 (9%) from the same period of the prior year. The revenue increase in the third quarter was the result of increased revenue in Healthcare, $3,031,000 (14%), Payment Systems, $2,308,000 (7%), and
Information Systems and Services revenue of $6,000 (less than 1%).

Total revenue for the nine months ended February 29, 1996 was $198,635,000, an increase of $20,699,000 (12%) from the same period of the prior year. The revenue increase was the result of increased revenue in Health Care, $12,713,000 (22%) and Payment Systems, $9,805,000 (10%), partially offset by a decrease in Information Systems and Services revenue of $1,639,000
(9%).

Health Care. Revenue increased 14% in the third quarter and 22% for the nine months ended February 29, 1996. Revenue growth was related to increases in the information network portion of the business and new product portions of pharmacy systems, including the impact of acquisitions completed after the first quarter of fiscal 1995. This was offset by declines in the federal government portions of the business and a strategic shift of dental to software and services and new distribution channels .

Payment Systems.   Revenue increased 7% in the third quarter and 10% for
the nine months ended February 29, 1996 compared to the same periods last year. Direct Payment Systems revenue increased due to higher volume of merchant sales processed and equipment sales as well as increased volume in the check verification/guarantee business. Revenue in the Indirect Payment Services business increased for the third quarter of fiscal 1996 due to higher transaction volume processed and decreased slightly for the nine month period as a result of price adjustments generally made in return for increased volume and term commitments from customers.

Information Systems and Services. Revenue was essentially flat for the third quarter and decreased 9% for the first nine months of fiscal 1996. Declines during the first six months were associated with software license order rates during the previous year's comparable period.


Costs and Expenses

Total cost of service for the third quarter of fiscal 1996 was $33,729,000, a decrease of $52,000 (less than 1%) from the same period last year. Total cost of service as a percentage of revenue decreased to 50% this year from 54% last year. While the cost of operations increased $216,000 (1%), the cost of operations as a percentage of revenue decreased from 43% last year to 39% this year. Depreciation and amortization as a percentage of revenue was essentially flat. Cost of hardware sold was 4% for both periods.


Cost of service for the nine month period ended February 29, 1996 was $101,782,000, an increase of $4,496,000 (5%) from the same period last year. Total cost of service as a percentage of revenue decreased to 51% this year from 55% last year. Cost of operations increased $2,044,000 (3%). Cost of operations as a percentage of revenue decreased to 40% for the first nine months of this fiscal year as compared to 43% for the same period last year. Depreciation and amortization as a percentage of revenue was essentially flat. Cost of hardware decreased to 4% of revenue as compared to 5% last year.

Gross margin increased to 50% from 46% in the third quarter and increased to 49% from 45% for the nine months ended February 29, 1996.

Sales, general and administrative expenses were $24,853,000 in the quarter. This is an increase of $2,740,000 (12%) from the prior year. Sales, general and administrative expense increased $8,875,000 (14%) for the nine month period. These increases are primarily due to increased product development and sales expansion programs in the Payment Systems and Health Care areas as well as increased sales, general, administrative and product development expenses associated with acquired businesses.

Interest and Other Income

Interest and other income for the third quarter of fiscal 1996 was $1,318,000, an increase of $907,000 (221%) from last year. Interest and other income for the first nine months of fiscal year 1996 was $3,622,000 an increase of $2,408,000 (198%). These increases are principally the result of interest earnings on increased cash balances associated with cash flow from business operations and a secondary equity offering completed in the first quarter of fiscal 1996.

Interest and Other Expense

Interest and other expense for the third quarter of fiscal 1996 decreased $27,000 (4%) as a result of lower imputed interest associated with acquired merchant portfolios. Interest and other expense for the nine months ended February 29, 1996 was essentially flat.

Income Taxes

The provision for income taxes, as a percentage of taxable income, was 34% and 36% for the third quarter of fiscal 1996 and 1995, respectively and 35% and 36% for the nine month periods of fiscal 1996 and 1995, respectively. These decreased tax rates are a result of research and development tax credits and tax exempt interest income.

Net Income

Net income for the third quarter of fiscal 1996 was $6,346,000, an increase of $2,491,000 (65%), as compared to the same period of the prior year. Earnings per share for the third quarter were $0.26 and $0.19, respectively. The fully diluted number of common and common equivalent shares outstanding for the third quarter of fiscal 1996 was 24,372,000, an increase of 3,892,000 (19%) as compared to the same period last year. This increase is primarily a result of 3,162,500 shares issued in the supplementary stock offering completed in June, 1995, and shares issued under Company stock plans.


Net income for the first nine months of fiscal 1996 was $17,054,000, an increase of $6,605,000 (63%), as compared to the same period of the prior year. Earnings per share for the nine month periods of fiscal 1996 and 1995 $0.70 and $0.51, respectivel y. The fully diluted number of common and common equivalent shares outstanding for the nine month period was 24,297,000, an increase of 3,990,000 (20%) as compared to the same period last year. This increase is primarily a result of 3,162,500 shares issued in the supplementary stock offering completed in June, 1995, and shares issued under Company stock plans.

Liquidity and Capital Resources

Net cash provided by operating activities was $25,057,000 for the nine months ended February 29, 1996, a decrease of $7,052,000 (22%). Cash flows from operations for the first nine months of fiscal 1996, consisting of net income adjusted for depreciation, amortization and provision for bad debts, totaled $34,881,000, an increase over the same period in the previous fiscal year of $8,302,000, offset by a reduction of accounts payable and merchant processing liabilities.

Cash used in investing activities was $14,887,000 compared to the prior year of $42,515,000. In the first nine months of fiscal 1995, five business acquisitions were made totaling $38,081,000, net of cash acquired compared to $5,736,000 in fiscal 1996.

Net cash provided by financing activities was $57,591,000, an increase of $63,999,000 over the prior year. The net proceeds from the issuance of stock under the secondary offering (as discussed in Note 3) were $63,652,000. Net proceeds from employee stock purchases increased $2,551,000 over the same nine month period last year. Dividends of approximately $5,142,000 and $4,207,000 were paid in the nine month periods ending February 29, 1996 and February 28, 1995, respectively.

The Company has entered into a $50,000,000, committed line of credit expiring December 31, 1996. The Company believes funds generated from operations along with its committed line of credit is adequate to meet normal business operating needs, including possible acquisitions.

Stockholders' Equity

Stockholders' equity increased $80,190,000 (65%), from May 31, 1995 to $202,713,000 at February 29, 1996, principally the result of the secondary offering as discussed in Note 3.

Part II

ITEM 1 - PENDING LEGAL PROCEEDINGS

None


ITEM 2 - OTHER INFORMATION

None

ITEM 3 - EXHIBITS AND REPORTS FILED ON FORM 8-K

(a) On April 15, 1996, the Registrant filed Form 8-K, dated April 1, 1996, outlining the organization of a new company, Global Payment Systems LLC and the subsequent purchase of a business unit from MasterCard International, Incorporated. The fo rm 8-K contained the following financial statements of the business acquired:

        (1) MAPP Balance Sheets for the years ended December 31, 1994 and 1995.
        (2) MAPP Income Statements for the years ended December 31, 1993, 1994 and 1995.
        (3) MAPP Statementsof Cash Flows for the years ended December 31, 1993, 1994 and 1995.
        (4)     Notes to Financial Statements
        (5)     Independent Auditors Report

(b)     Exhibits:
(10)(xii) Asset Purchase and Contribution Agreement dated February 22, 1996 (filed as Exhibit no. 2.1 to the Registrant's Form 8-K, dated April 1, 1996, File No. 03966, and incorporated herein by reference).



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           National Data Corporation
                                                (Registrant)


Date:   April 15, 1996                  By:     /s/ Jerry W.  Braxton
       _______________                         ________________________

                                                Jerry W. Braxton
                                                Chief Financial Officer