Form 10-K405
period 1996-05-31
NATIONAL DATA CORP
filed 1996-08-29
CIK 70033

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

          (MARK ONE)
          [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                         FOR THE FISCAL YEAR ENDED MAY 31, 1996
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 FOR THE TRANSITION PERIOD FROM            TO            .
                                                ----------    -----------

                           COMMISSION FILE NO. 001-12392
                                               ---------

                           NATIONAL DATA CORPORATION
                           -------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                          58-977458
         (STATE OR OTHER JURISDICTION OF         (I.R.S.  EMPLOYER
         INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)

       NATIONAL DATA PLAZA
         ATLANTA, GEORGIA                           30329-2010
  ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (404) 728-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                   NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                     ON WHICH REGISTERED
            -------------------                     -------------------
   Common Stock, Par Value $.125 Per Share  The New York Stock Exchange, Inc.
   Junior Preferred Stock Purchase Rights   The New York Stock Exchange, Inc.


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
                                      ----
                                (TITLE OF CLASS)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No     .
                                               ----      ----

                        Form 10-K Cover Page - Continued

     Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,072,109,235 based upon the last reported sale price on The New York Stock Exchange on August 26, 1996 using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by all directors and officers of the registrant, some of whom may not be held to be affiliates upon judicial determination.

     The number of shares of the registrant's common stock, par value $.125, outstanding as of August 26, 1996 was 25,940,956 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  DOCUMENT                               FORM 10-K
                  --------                               ---------
        Portions of the Company's Definitive             Part III
        Proxy Statement relating to the
        1996 Annual Meeting of Stockholders
        to be held on October  24, 1996

                           NATIONAL DATA CORPORATION
                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


PART I.
- -------

Item 1.   BUSINESS.....................................................      2
Item 2.   PROPERTIES...................................................     12
Item 3.   LEGAL PROCEEDINGS............................................     12
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS..................................................     12
EXECUTIVE OFFICERS OF THE REGISTRANT...................................     13

PART II
- -------

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS..................................     15
Item 6.   SELECTED FINANCIAL DATA......................................     15
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS................     15
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................     15
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................     15


Part III
- --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT...................................................     16
Item 11.  EXECUTIVE COMPENSATION.......................................     16
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT...............................................     16
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............     16

PART IV
- -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K..........................................     17

SIGNATURES.............................................................     20

APPENDIX A.............................................................     22

                                     PART I
ITEM 1.  BUSINESS

                                    GENERAL

     National Data Corporation (together with its subsidiaries herein referred to as the "Company" or "NDC") is a Delaware corporation that was incorporated in 1967. The Company is a leading provider of high-volume transaction processing services and application systems to the health care and payment systems markets. The Company serves a diverse customer base comprised of almost 70,000 health care providers, some 1,000 health care plans, more than 350,000 merchant locations, 35,000 corporations and 300 banking institutions, as well as federal and state government agencies. The Company markets its services directly to merchants and health care providers and indirectly through business alliances with a wide range of banks, insurance companies and distributors. The Company is one of the largest independent providers of health care transaction processing and integrated payment systems services in the United States, processing transactions at an annualized rate of approximately 2.25 billion at the end of fiscal 1996.

     NDC provides electronic claims processing and adjudication services, practice management systems, electronic data interchange ("EDI") services, billing services, accounts receivable resolution, business office management services and clinical data base information for pharmacies, dentists, physicians, hospitals, health maintenance organizations, managed care companies, clinics and nursing homes, as well as other health care providers. Management believes that the Company is the largest independent processor of real-time health care transactions, and that it is well positioned to capitalize on the growing demand for cost containment and improved patient care in the health care industry. By the end of fiscal 1996, approximately 45% of the Company's total revenue, including the impact of the CIS merger, was derived from the Company's health care systems and services, which represent the fastest growing portion of the Company's business.

     The Company's Global Payment Systems LLC subsidiary ("Global Payment Systems" or "Global") and Integrated Payment Systems businesses offer transaction processing solutions to banks, merchants, corporations, health care providers, universities and colleges and government agencies. Global offers these services on an indirect basis through relationships with banks, while the Integrated Payment Systems unit provides a broad range of services in partnership with banks via its Bank Alliance Program, as well as through other distribution channels. The Company is one of the largest providers of credit card, debit card and check verification/guarantee processing services. Through Global, the Company also offers electronic tax filing and payment services to government and corporate customers. The Company recently introduced a purchase card processing program that provides electronic payment capabilities for business-to-business purchasing transactions. By the end of fiscal 1996, approximately 23% of the Company's total revenue was derived from Global.
Global also provides cash management, information reporting and EDI services for government and corporate customers. By the end of fiscal 1996, the Company's Integrated Payment Systems unit accounted for approximately 32% of the Company's total revenue.

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

     The Company's business strategy is to be a total solution provider of value-added transaction processing systems and services in the markets it serves. NDC believes that both the health care and the payment systems markets present attractive opportunities for continued growth. In pursuing its strategy, the Company seeks both to increase its penetration of existing application systems and point-of-use transaction processing markets and to continue to identify and create new markets for its services. The Company will also continue to seek to enhance existing products and develop new systems and services; such as, services relating to financial electronic data interchange and medical claims processing.

     To support its business strategy, the Company has expanded its focus on acquisition opportunities and alliances with other companies that allow NDC to increase its market penetration, technological capabilities, product offerings and distribution capabilities. During fiscal year 1996, the Company completed five (5) acquisitions and alliances with an aggregate cash purchase price of approximately $145.8 million and the issuance of approximately 2,829,746 shares of Company Common Stock in relation to the CIS Technologies, Inc. merger. Included among the acquisitions and alliances were the merger of CIS Technologies, Inc. with a subsidiary of the Company, the acquisition of the Merchant Automated Point-of-Sale Program business ("MAPP") from MasterCard International Incorporated and the simultaneous formation of Global Payment Systems, the acquisition of Conceptual Systems and the creation of an integrated payment systems merchant processing alliance between the Company and Comerica Merchant Services, Inc. These acquisitions give NDC expanded capabilities and customer bases in the managed care, hospital and medical claims processing, EDI, and merchant processing markets.

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

HEALTH CARE MARKET

     The health care sector of the market for information systems is growing rapidly due to the need of employers, health care payers and providers to control costs and to improve quality of care. A high percentage of health care claims are still processed using manual, paper-based systems. Third party payers, managed care companies and health care providers continue to seek methods to automate processing in order to reduce costs and improve the quality of health care services. The Company believes the health care industry is one of the largest potential markets for electronic information processing services, including the electronic transmission and capture of data for on-line eligibility verification and settlement of insurance claims. The application of technology to improve the flow of information to address patient care quality is expanding as well.

     Since the late 1980s, electronic processing technology has been applied to the transmission and capture of data for pharmacy claims and transaction processing. This technology is being adapted to the processing of other health care data, including insurance claims for dentists, physicians and hospitals.

     The Company believes that the ability to offer total solutions will be an important competitive factor as automated claims processing and the availability of information in this market continues to grow. As electronic processing of health care claims accelerates, the Company believes it will be important for companies to be able to offer integrated, value-added systems and services to industry participants who continue to automate. Included in the market's requirements are practice management systems, outsourcing capabilities, as well as new information processing services. The market includes, among others, managed care companies, payers and providers in the health care markets.

     Consistent with this strategy, during fiscal 1996 the Company acquired Conceptual Systems and CIS Technologies, Inc. ("CIS"). These transactions provided additional penetration of the physician and hospital electronic claims markets and expanded the scope of the Company's health care product offerings to include managed care software and services and accounts receivable and business office consulting and outsourcing services. With the CIS merger, the Company became the worldwide leader in hospital electronic claims processing services. Also, CIS acquired Hospital Cost Consultants, Inc.

("HCC") effective June 1, 1995. HCC gives the Company further access to the managed care market.


PAYMENT SYSTEMS MARKET

     Electronic transaction processing for the payment systems market involves transaction authorization, data capture and settlement for credit and debit cards, check verification and guarantee services and financial electronic data interchange. Most retail credit card transactions are no longer processed through paper-based systems and are instead electronically authorized, with an increasing number electronically settled as well. The Company believes that the number of transactions will continue to grow and that an increasing percentage of these transactions will be processed electronically due to convenience, efficiency and a desire to reduce fraud and other processing costs in a continually growing number of vertical markets in the U.S. and internationally.

     The Company believes that there are significant opportunities for continued growth in the application of electronic transaction processing services to the payment systems market. Utilization of debit cards as a general payment mechanism for goods and services continues to increase, principally in the supermarket, discount retail and gasoline industries. There is also significant potential for growth in the use of credit and debit cards in other traditional cash payment markets, such as fast-food restaurants, gaming establishments, cinemas and convenience stores. The increased use of credit and debit cards for such transactions is primarily driven by the convenience they provide as well as the ability to efficiently track expenses and purchase activity. In addition, the Company believes the proliferation of affinity or co-branded cards that provide consumers with added benefits, such as discounts on gasoline or airline tickets, should contribute to increased use of credit and debit cards and the growth of the payment systems market.

     Other independent service providers such as the Company provide high volume electronic transaction processing services directly to merchants and other customers as well as indirectly through banking institutions. The direct electronic transaction processing business has shown increasing growth recently as the result of a consolidation of the industry toward independent providers and away from traditional providers. The Company believes this shift is due in large part to more efficient distribution channels as well as the increased technological capabilities required for the rapid and efficient creation, processing, handling, storage and retrieval of information. These technological capabilities have become increasingly complex, requiring significant capital commitments to develop, maintain and update the systems necessary to provide these technologically advanced services at a competitive price. As a result, several large merchant processors, including the Company, have expanded their operations through the creation of alliances or joint ventures with banks and acquisitions of new merchant accounts from banks who previously serviced those accounts. In addition, many small information processing organizations are consolidating with larger service providers.

     In addition to services that enable merchants to accept credit and debit cards, the payment systems market continues to expand to include increasing levels of check verification and guarantee services. Demand for these services has been growing in recent years as merchants seek to reduce losses related to bad checks and use check acceptance to increase sales.

     During fiscal 1996 the Company further expanded its presence in the payment systems market. First, the Company formed Global Payment Systems for the primary purpose of combining two of the industry's leading payment processing operations to create one of the largest such operations in the world and to expand its range of products and services. MasterCard's Merchant Automated Point-of-Sale Program ("MAPP") was acquired by the Company and combined with NDC's indirect payment services, certain of its merchant processing back office processing services and the Company's information systems and services business. This combination resulted in a broadening of the products and services available to the Company's customers and the creation of Global, an indirect payment and financial EDI enterprise, majority-owned by the Company. The Company also succeeded in expanding its integrated payment systems market penetration as a result of its alliance with Comerica Merchant Services, Inc. (See Note 2 - Business Acquisitions of the Notes to Consolidated Financial Statements for further discussion.)

                               BUSINESS STRATEGY

     The Company's business strategy centers on providing total solution, value-added information processing services and application systems in the markets it serves. NDC believes that both the health care and payment systems markets present attractive opportunities for continued growth. In pursuing its business strategy, the Company seeks both to increase its penetration of existing information processing and application systems markets and to continue to identify and create new markets through the:

     - development of value-added applications, enhancement of existing products and development of new systems and services;

     -    expansion of distribution channels; and

     - acquisition of, or alliance with, companies that have desirable products and/ or distribution capabilities.

                             PRODUCTS AND SERVICES
HEALTH CARE

     The Company is a leading provider of a full range of products and services that address health care cost containment and improved patient care issues. The Company's products include electronic claims processing, adjudication and payment systems, funding capabilities, billing services, accounts receivable resolution, business office management services, practice management systems and clinical data base information for pharmacies, dentists, physicians, managed care organizations, hospitals, HMO's, clinics and nursing homes. Revenue for the Company's Health Care units' products and services consists of transaction processing fees and recurring monthly maintenance and support fees, software license revenue and proceeds from the sale of practice management systems as well as upgrade charges for additional applications. Fees for electronic claims processing services are based on a per transaction rate, with the rate varying depending upon the volume and scope of services provided.

     ELECTRONIC PROCESSING SERVICES
     The Company's electronic processing services are offered to physicians, managed care companies, pharmacies, dentists, hospitals, HMO's and preferred provider organizations. These services include eligibility verification, patient-specific benefit coverage, claims data capture and editing, claim adjudication and retrospective and prospective drug utilization review. The Company supports approximately almost 70,000 health care provider locations and some 1,000 health care plans. Electronic processing for health care transactions represents the Company's fastest growing service. The Company recently expanded its presence in the health care claims processing market with two acquisitions, CIS, specializing in hospital claims processing and financial consulting services and Conceptual Systems, further expanding NDC's penetration of the market for claims clearing and processing systems for physicians' offices.

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

     PHARMACY MANAGEMENT SYSTEMS. The Company's pharmacy practice management systems, provide solutions for independent and chain pharmacies, hospitals, HMO's, clinics and nursing homes. These systems enable pharmacists to manage and perform patient registration, drug record-keeping, private and third-party billing, inventory control and ordering, price updates, management reporting and drug database updates to detect potential clinical dispensing and prescribing problems. In addition, the Company's systems provide value-added claims processing services. The Company's systems are sold and maintained by the Company and can be tailored to the needs of users utilizing micro- and mini-computer platforms. In fiscal 1996, the Company expanded the capabilities of its pharmacy practice management systems through the development of sophisticated, new order entry, inventory management and enhanced retail point-of-sale products. The Company also introduced products enhancing customers' ability to order re-fill prescriptions via telephone and developed physician/pharmacy connectivity products enabling physicians to electronically transmit prescriptions directly to pharmacies utilizing NDC's pharmacy management systems.

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

     PHYSICIAN MANAGEMENT SYSTEM. The Company's physician management systems are designed to provide physicians with patient scheduling, billing and collection, patient record accounting, insurance claims information and electronic processing designed to improve the efficiency of office management.


PAYMENT SYSTEMS

     The Company's Payment Systems products provide a wide range of transaction processing alternatives to the retail, hospitality, health care and government markets. The Company offers merchant credit and debit card processing, check verification and guarantee and other services directly to merchants and indirectly through financial institutions.

     INTEGRATED PAYMENT SYSTEMS
     NDC is a leader in partnering with banks and others to offer merchant processing support for approximately 350,000 merchant locations. NDC's merchant processing services include credit and debit card authorization, data capture and product and customer support functions, primarily for VISA and MasterCard bank cards. The Company also performs the financial settlement between the merchant and the card associations, reconciliation of the financial settlement and resolution of disputes between the Company's merchants and cardholders. Fees for the Company's merchant processing services are principally based on the dollar volume of transactions processed directly for merchants and a per transaction rate for transactions processed for banks on behalf of merchants.

     The Integrated Payment Systems unit also offers merchants a check verification service. In fiscal 1995, the Company expanded its payment system services to include check guarantee services through the acquisition of two check guarantee businesses. Check guarantee differs from check verification in that the Company not only verifies the transaction but also guarantees payment. If a check is not paid, the Company assumes the right to collect from the individual writing the check. Fees for the Company's check verification services are based on a per transaction rate, while fees for its check guarantee services are based on a percentage, or discount, of the face value of each check guaranteed by the Company.

     GLOBAL PAYMENT SYSTEMS
     The Company provides payment processing services utilizing point-of-sale terminals, electronic cash registers and proprietary personal computer applications. These systems provide merchants with a comprehensive authorization network for credit cards, debit cards and checks. Global also provides electronic data capture ("EDC") systems that incorporate the capabilities of its electronic point-of-sale authorization system, combined with enhanced software, to enable Global to electronically capture the entire transaction and transmit the necessary value-added information directly to Global's central computer system for faster clearing through the banking system. These systems allow the merchant quicker access to its funds and avoid the necessity and cost of physically processing paper charge slips. Customized value-added applications for retailers, restaurants, lodging and direct marketers are marketed by Global. Global also offers extensive back office support services such as charge back processing, terminal conversion and deployment, help desk services, and credit-scoring systems to its customers.

     Global's information systems and services products include cash management, information reporting and EDI. Global recently introduced a new cash management system specifically designed for use by large multi-national corporations. This new offering is being marketed internationally through Global's sales force and indirectly through relationships with several large worldwide financial institutions. The services provide financial, management and operational data to corporate and government institutions worldwide. Corporate and government organizations use these services to collect, consolidate and report financial, administrative and operating data from more than 230,000 locations.

     Global also offers a purchase card service. This service is aimed at high volume corporate or government purchases of low dollar value items. The product is card-based and is intended to significantly reduce the cost of making such small purchases, while at the same time making available to corporate purchasing departments needed controls and management information relating to purchases. The Company also offers tax products that provide for the electronic filing and payment of corporate taxes. The Company initiates the electronic funds transfer process for payment of the taxes due, while delivering the information summary to the appropriate government agency.

                              SALES AND MARKETING

     The Company's electronic transaction processing services are offered to the health care markets directly through Company personnel and through alliances. The Company's pharmacy and dental practice management systems are marketed primarily through the Company's personnel but also jointly through alliances. The Company offers its physician practice management system directly through Company personnel through value-added resellers and by direct marketing. The Company markets its Payment Systems products and services through financial institutions, bank alliance programs, its own sales personnel and also through independent contractors.





                             OPERATIONS AND SYSTEMS

     The Company operates multiple data and voice center facilities. The primary facilities are in Atlanta, Georgia, and St. Louis, Missouri with others in Texas, California, Toronto, Canada and the United Kingdom.

     Because of the large number and variety of NDC's products and services, the Company does not rely on a single technology to satisfy its sophisticated computer systems needs but instead employs the best available technology that is suitable for each particular task. Given this approach, NDC utilizes (i) Tandem and Stratus fault-tolerant computers for high volume, fast response transaction processing; (ii) client-server technology for end-user data base applications; (iii) the latest Unisys mainframe class systems and the OS/2200 operating system for large scale transaction and batch data base processing; and (iv) UNIX and Windows based systems for focused communication applications systems. These systems are linked via high speed, fiber optic-based networked backbones for file exchange and inter-system communication purposes. NDC also maintains storage systems connected to the backbones, including a robotic tape library and optical storage for archival storage purposes. All of the Company's systems are supported by a systems support, operations and production control staff with an advanced network control center.

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


                            RESEARCH AND DEVELOPMENT

     The Company has a research and development staff of approximately 452 persons. During fiscal 1994, 1995, and 1996, the Company spent approximately $4.7 million, $7.7 million, and $8.8 million, respectively, on activities relating to the development and improvement of new and existing products, services and techniques.



                                   EMPLOYEES

As of May 31, 1996 the Company and its subsidiaries had approximately 2,450 employees.


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


                                                Year ended May 31,
                                        1996          1995           1994
                                        ----          ----           ----
                                                 (in thousands)
- ----------------------------------------------------------------------------
Health Care                           $144,879      $119,705       $ 94,870
Integrated Payments Systems            104,829        88,489         78,787
Global Payment Systems                  76,095        69,889         64,002
- ----------------------------------------------------------------------------
  Total                               $325,803      $278,083       $237,659

- ----------------------------------------------------------------------------

NOTE:   Certain reclassifications have been made to the fiscal 1995 and fiscal
1994 results to conform to the fiscal 1996 presentation (See Note 1 of the Notes to Consolidated Financial Statements).

ITEM 2.  PROPERTIES

     In January 1987, the Company took occupancy of a newly constructed six-story, 120,000 square foot corporate headquarters building at Two National Data Plaza in Atlanta, Georgia. Permanent financing for the building of $12,000,000 is at a fixed rate of 9.375% per year for a 10-year term and 30-year amortization. See Note 11 of the Notes to the Consolidated Financial Statements.

     In addition to the above facility, the Company leases or rents a total of 53 other facilities to serve as regional operating centers or sales offices. The Company owns or leases a variety of computers and other computer equipment for its operational needs. In recent years the Company has significantly upgraded and expanded its computers and related equipment in order to increase efficiency, enhance reliability, and provide the necessary base for business expansion.

     The Company believes that its facilities and equipment are suitable and adequate for the business of the Company as presently conducted.

     Information about leased properties and equipment is incorporated by reference from Note 7 of the Notes to the Consolidated Financial Statements on page A-31 of this Report.


ITEM 3.  LEGAL PROCEEDINGS

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, titles, ages, and business experience of all present executive officers of the Company are listed below. All officers hold office at the pleasure of the Board of Directors, unless they earlier retire or resign.


     Name                          Business Experience                             Age
     ----                          -------------------                             ---
Robert A. Yellowlees     Chairman of the Board of the Company since June            57
                          1992; President, Chief Executive Officer and Chief
                          Operating Officer of the Company since May 1992;
                          Director of John H. Harland Co. and Protective Life
                          Corporation. Mr. Yellowlees has been a director of
                          the Company since April 1985.

Jerry W. Braxton         Chief Financial Officer of the Company since January       49
                          1992; Vice President -- Treasurer and Vice President
                          -- Controller of Contel Corporation from 1983
                          through 1991.

Richard S. Cohan         General Manager, Health Care Information Network, of       43
                          the Company since April 1995; Senior Vice President,
                          Health Care Business Development from December 1993
                          through March 1995; Senior Vice President of the
                          Health Care Application Systems and Services unit of
                          the Company from September 1992 to November 1993;
                          Group Vice President and General Manager of the
                          Health Care Institutional Services unit of the
                          Company from December 1987 through August 1992.

Donald B. Graham         General Manager, Health Care Application Systems, of       55
                          the Company since October 1995; Senior Vice
                          President, Operations, of the Company from January
                          1994 until October 1995; President and Chief
                          Executive Officer of Information Systems of America
                          from February 1988 until July 1993.

E. Michael Ingram        General Counsel and Secretary of the Company since         44
                          January 1985.

Kevin C. Shea            Executive Vice President, Corporate Development &          45
                          Business Strategy since August 1996; General
                          Manager, Integrated Payment Systems, of the Company
                          from April 1995 to August 1996;


                                       13


                          Executive Vice President, Integrated Payment Systems from September 1992 through March 1995; Executive
                          Vice President, National Data Payment Systems, Inc.
                          ("NDPS") from December 1990 through August 1992;
                          Group Vice President, NDPS from June 1988 through
                          November 1990.

M. P. Stevenson, Jr      Vice President and Controller of the Company since         41
                          September 1992; Division Controller, NDPS from March
                          1992 to August 1992; Director, Internal Audit from
                          March 1986 to February 1992.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price and Dividend Information appears on Page A-2 of this report.


ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data appear on Page A-1 of this report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages A-3 to A-13 of this report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary information appear on pages A-14 to A-40 of this report.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company hereby incorporates by reference the information contained under the heading "Election of Directors - Certain Information Concerning Nominees and Directors" and "Section 16(a) Reporting" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1996 Annual Meeting of Stockholders to be held on October 24, 1996. Certain information relating to executive officers of the Company appears at pages 13 to 14 of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The Company hereby incorporates by reference the information contained under the heading "Election of Directors - Compensation and Other Benefits" from its definitive proxy statement to be delivered to the stockholders of the Company in connection with the 1996 Annual Meeting of Stockholders to be held on October 24, 1996. In no event shall the information contained in the proxy statement under the sections entitled "Stockholder Return Analysis," "Comparison of Cumulative Total Returns," and "Report of the Compensation and Stock Option Committees" be included in this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company hereby incorporates by reference the information contained under the headings "Election of Directors - Common Stock Ownership of Management" and " - Common Stock Ownership by Certain Other Persons" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1996 Annual Meeting of Stockholders to be held on October 24, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements for the Registrant and its subsidiaries appear in Appendix A to this report and are filed as a part hereof:


     Consolidated Statements of Income for the three fiscal years ended May
                                   31, 1996.

             Consolidated Balance Sheets at May 31, 1996 and 1995.

       Consolidated Statements of Changes in Stockholders' Equity for the
                     three fiscal years ended May 31, 1996.

     Consolidated Statement of Cash Flows for the three fiscal years ended
                                 May 31, 1996.

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

          Consolidated Schedule V - Valuation and Qualifying Accounts.

            Report of Independent Public Accountants as to Schedule

(a)(3) Exhibits

2(i)    Asset Purchase and Contribution Agreement, as amended, dated as of
February 22, 1996 among Registrant, MasterCard International Incorporated and POS Acquisition Company LLC (filed as Exhibits 2.1 and 2.2 to the Registrant's Current Report on Form 8-K dated April 15, 1996, File No. 001-12392, and incorporated herein by reference.)

(ii) Agreement and Plan of Merger dated as of April 15, 1996 by and among the Registrant, NDC Merger Corp. and C.I.S. Technologies, Inc. (included as Annex A to the Proxy Statement/Prospectus included in the Registrant's Registration Statement on Form S-4, Registration No. 333-2705, filed April 22, 1996, as amended on April 30, 1996, and incorporated herein by reference.)

(3)(i) Certificate of Incorporation of the Registrant, as amended (filed as Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (Registration No. 333-05427) and incorporated herein by reference).

(ii) Bylaws of the Registrant, as amended (filed as Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1991, File No. 03966, and incorporated herein by reference).

(iii) Amendment to Bylaws of the Registrant, as previously amended (filed as Exhibit 3(iii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1995, File No. 001-12392, and incorporated herein by reference).

(4) Rights Agreement, dated as of January 18, 1991, between the Registrant and Trust Company Bank, as amended on June 18, 1992 to substitute Wachovia Bank of North Carolina, N.A. as Rights Agent (incorporated by reference from Exhibit 2 to the Registrant's Registration Statement on Form 8-A as filed on October 5, 1993.)

(10)(i) Operating Agreement of Global Payment Systems LLC dated March 31, 1996 between MasterCard International Incorporated, GPS Holding Limited Partnership, National Data Corporation of Canada, Ltd., National Data Corporation, NDC International, Ltd. And National Data Payment Systems, Inc.

(ii) Registration Rights Agreement dated April 1, 1996 between Global Payment Systems LLC and MasterCard International Incorporated.

(ii) Credit Agreement dated as of March 18, 1996 between the Registrant and Wachovia Bank of Georgia, N.A., as Agent.

(iv) Credit Agreement dated as of July 16, 1996 between the Registrant and the First National Bank of Chicago, as Agent.


                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

(v) Form of Executive Severance Compensation Agreement with certain executive officers (filed as Exhibit 10(ii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1986, File No. 001-12392, and incorporated herein by reference.)

(vi) Non-Employee Directors Stock Option Plan (filed as Exhibit 10(iv) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1987, File No. 03966, and incorporated herein by reference.)

(vii)   1995 Non-Employee Director Compensation Plan.

(viii) Renewal Employment Agreement effective as of May 18, 1995 between Robert A. Yellowlees and the Registrant (filed as Exhibit 10(x) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1994, File No. 001-12392, and incorporated herein by reference.)

(ix) Amended and Restated Retirement Plan for Non-Employee Directors, dated as of April 20, 1994 (filed as Exhibit 10(xii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1994, File No. 001-12392, and incorporated herein by reference.)

(x) Amendment to Amended and Restated Retirement Plan for Non-Employee Directors (filed as Exhibit 4(xi) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1995, File No. 001-12392, and incorporated herein by reference).

(xi)    1983 Restricted Stock Plan, as amended (incorporated by reference from
Exhibit 10 to the Registrant's Registration Statement on form S-8, No.
333-05451).

(xii)   1987 Stock Option Plan, as amended (incorporated by reference from
Exhibit 10 to the Registrant's Registration Statement on form S-8, No.
333-05449).

(xiii) Amended and Restated C.I.S. Technologies, Inc. Stock Option Plan (incorporated by reference from Exhibit 10(a) to the Registrant's Registration Statement on Form S-8, No. 333-05427).

(xiv) Amended and Restated C.I.S. Technologies, Inc. Employee Stock Option Plan (incorporated by reference from Exhibit 10(b) to the Registrant's Registration Statement on Form S-8, No. 333-05427).

(xv) C.I.S. Technologies, Inc. HCC Management Stock Option Plan (incorporated by reference from Exhibit 10(c) to the Registrant's Registration Statement on Form S-8, No. 333-05427).

(xvi) C.I.S. Technologies, Inc. 1995 Directors' Stock Option Plan (incorporated by reference from Exhibit 10(d) to the Registrant's Registration Statement on Form S-8, No. 333-05427).

(xvii) C.I.S. Technologies, Inc. 1995 Stock Incentive Plan (incorporated by reference from Exhibit 10(e) to the Registrant's Registration Statement on Form S-8, No. 333-05427).


(21)    Subsidiaries of the Registrant.

(23) Consent of Independent Public Accountants (included in Appendix A, page A-43).

(27)    Financial Data Schedule (for SEC use only).

(b) The Registrant filed Current Reports on Form 8-K dated April 16, 1996, in which it reported under Item 2 - "Acquisition or Disposition of Assets," and May 31, 1996, in which it reported under Item 2 - "Acquisition or Disposition of Assets".

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

                                  NATIONAL DATA CORPORATION

                                  By: /s/ Robert A. Yellowlees
                                  ----------------------------
                                  Robert A.  Yellowlees, Chairman of the
                                  Board and Chief Executive
                                  Officer
                                  (Principal Executive Officer)

                                  By: /s/ Jerry W. Braxton
                                  ------------------------
                                  Jerry W. Braxton,  Chief Financial Officer
                                  (Principal Financial Officer)

                                  By: /s/ M. P. Stevenson
                                  -----------------------
                                  M. P. Stevenson  Controller
                                  (Principal Accounting Officer)

Date:   August 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated:



Signature                      Title                           Date
- ---------                      -----                           ----

/s/ Robert A. Yellowlees       Chairman of the Board,         August 29, 1996
- ------------------------       Chief Executive Officer
Robert A. Yellowlees


/s/ Edward L. Barlow           Director                       August 29, 1996
- --------------------
Edward L. Barlow


/s/ J. Veronica Biggins        Director                       August 29, 1996
- -----------------------
J. Veronica Biggins


 /s/ James B. Edwards          Director                       August 29, 1996
- --------------------
James B. Edwards


 /s/ Don W. Sands              Director                       August 29, 1996
- -----------------
Don W. Sands


 /s/  Neil Williams            Director                       August 29, 1996
- -------------------
Neil Williams


                                   APPENDIX A
                                       to
                           ANNUAL REPORT ON FORM 10-K
                 NATIONAL DATA CORPORATION AND ITS SUBSIDIARIES
                       FINANCIAL STATEMENTS AND SCHEDULES

                                    CONTENTS

Selected Financial Data...............................................  A-1

Market Price and Dividend Information.................................  A-2

Management's Discussion and Analysis of Financial Condition and
     Results of Operations ...........................................  A-3

Consolidated Statements of Income for the three years
     ended May 31, 1996 ..............................................  A-14

Consolidated Balance Sheets at May 31, 1996 and 1995 .................  A-16

Consolidated Statements of Changes in Stockholders' Equity for
     the three years ended May 31, 1996...............................  A-17

Consolidated Statements of Cash Flows for the three years ended
     May 31, 1996 ....................................................  A-15

Notes to Consolidated Financial Statements ...........................  A-18

Consolidated Schedule V - Valuation and Qualifying Accounts ..........  A-34

Report of Independent Public Accountants..............................  A-38

Report of Independent Public Accountants As to Schedule...............  A-40

Index to Exhibits ....................................................  A-41

Consent of Independent Public Accountants.............................  A-43

Selected Consolidated Financial Data
(In thousands except per share data)




                                 1996       1995      1994      1993      1992
                               -------------------------------------------------
Revenue:
Integrated Payment Systems     $104,829   $ 88,489  $ 78,787  $ 69,579  $ 80,207
Health Care                     144,879    119,705    94,870    89,840    72,398
Global Payment Systems           76,095     69,889    64,002    80,391    90,074
                               -------------------------------------------------
            Total              $325,803   $278,083  $237,659  $239,810  $242,679

Operating Income (Loss)         (11,834)    28,246    18,423    14,894    17,124

Net Income (Loss)                (8,458)    18,421    12,226     8,045     9,917

Earnings (Loss) Per Share      $   (.31)  $    .79  $    .55  $    .37  $    .48

Dividends Per Share            $    .30   $    .30  $    .29  $    .29  $    .29

Total Assets                   $369,254   $256,658  $214,864  $203,391  $219,100

Long-term Obligations          $ 13,324   $ 26,410  $ 21,664  $ 20,254  $ 31,308

Total Stockholder's Equity     $233,299   $164,651  $134,723  $124,001  $116,720

MARKET PRICE AND DIVIDEND INFORMATION
- -------------------------------------


National Data Corporation's common stock is traded on the New York Stock Exchange under the ticker symbol "NDC." The high and low sales prices and dividend paid per share of the Company's common stock for each quarter during the last two fiscal years were as follows:


                                       High       Low       Dividend
                                                            Per Share
- ----------------------------------------------------------------------
Fiscal Year 1996

First Quarter                         $26.63     $20.50      $.075
Second Quarter                         28.00      22.00       .075
Third Quarter                          35.00      20.00       .075
Fourth Quarter                         40.25      29.88       .075


Fiscal Year 1995

First Quarter                          13.50      10.33      $.073
Second Quarter                         14.67      12.92       .073
Third Quarter                          17.58      13.83       .073
Fourth Quarter                         21.38      16.75       .075

The number of shareholders of record as of July 30, 1996 was 2,105.


* National Data Corporation effected a 3-for-2 stock split on March 20, 1995.

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

Results of Operations   Fiscal Years 1996 and 1995

The following table is a summary of the Company's fiscal 1996 and 1995 results of operations before and after effects of restructuring, impairment and merger charges ("restructuring") and the CIS merger accounted for as a pooling of interests:

($ Millions, except per share data)

                                                            FY 96
                                    --------------------------------------------
                                     NDC    Restructuring    CIS    Consolidated
                                    ------  -------------  -------  ------------
Revenue                             $281.0             -   $ 44.8        $325.8

Operating Income (Loss)               36.2         (44.1)    (3.9)        (11.8)

Net Income (Loss)                     24.7         (30.0)    (3.2)         (8.5)

Earnings (Loss) Per Share           $ 1.01        ($1.10)   ($.22)        ($.31)


                                                            FY 95
                                    --------------------------------------------
                                     NDC    Restructuring    CIS    Consolidated
                                    ------  -------------  -------  ------------
Revenue                             $242.0             -   $ 36.1        $278.1

Operating Income                      24.8             -      3.6          28.4

Net Income                            15.4             -      3.0          18.4

Earnings Per Share                  $  .75             -   $  .04        $  .79

To assist in the understanding of the consolidated operating results, Management's Discussion and Analysis will first address the performance of the Company without the restructuring and the CIS operating results. The restructuring charges and the results of operations for CIS will be discussed separately.

OVERVIEW    1996 AND 1995

FISCAL YEAR ENDED MAY 31, 1996 (EXCLUDING RESTRUCTURING, IMPAIRMENT AND MERGER CHARGES AND CIS) COMPARED TO THE FISCAL YEAR ENDED MAY 31, 1995. The following table reflects the relative percentage ratios and the percent change from the prior year:


($ Millions)                              FY 1996         FY 1995     Increase
                                          $        %      $      %       %
                                       ---------------  ------------- --------
Revenue:
  Health Care                            100.1    36%    83.7    35%      20%
  Integrated Payment Systems             104.8    37%    88.4    36%      19%
  Global Payment Systems                  79.7    28%    69.9    29%      14%
  Intercompany Revenue                    (3.6)   (1%)      -     -        -
                                        -------------  -------------  -------
       Total Revenue                     281.0   100%   242.0   100%      16%
                                        -------------  -------------  -------

Cost of Service:
  Operations                             109.6    39%   101.8    42%       8%
  Depreciation and Amortization           19.9     7%    17.3     7%      15%
  Hardware Sales                          12.1     4%    11.2     5%       8%
                                        -------------  -------------- -------
       Total Cost of Service             141.6    50%   130.3    54%       9%
                                        -------------  -------------- -------

       Gross Margin                      139.4    50%   111.7    46%      25%

Sales, General and Administrative        103.2    37%    86.9    36%      19%
                                        -------------  -------------  -------

       Operating Margin                   36.2    13%    24.8    10%      46%

Interest and Other Income                  4.3     2%     1.7     1%     153%
Interest and Other Expense                (2.4)   (1%)   (2.1)   (1%)     14%
Minority Interest                         (0.6)    -     (0.4)    -       50%
                                        -------------  -------------  -------
Income Before Income Taxes                37.5    13%    24.0    10%      56%

Provision for Income Taxes                12.8     4%     8.6     4%      49%
                                        -------------  -------------  -------

Net Income                                24.7     9%    15.4     6%      60%
                                        =============  =============  =======

Earnings Per Share, Fully Diluted       $ 1.01          $ .75             35%

REVENUE
     Total revenue for fiscal 1996 was $281.0 million, an increase of $39.0 million (16%) from fiscal 1995. The revenue increase was the result of increased revenue in Health Care, $16.4 million (20%), Integrated Payment Systems, $16.4 million (19%), and Global Payment Systems, $9.8 million (14%).

     Health Care. Health Care revenue increased 20% in fiscal 1996 as compared to fiscal 1995 as a result of increases in electronic claims processing and increases in revenue from the Company's practice management systems for the pharmacy, dental, physician, government and institutional sectors.

     Integrated Payment Systems. Integrated Payment Systems revenue consisting of the direct payment services and the check guarantee businesses, increased 19% in fiscal 1996 compared to fiscal 1995. This increase was the result of several factors. Direct payment services revenue for fiscal 1996 increased over the same period in fiscal 1995, primarily due to increased volume of merchant sales processed. The alliance with Comerica Bank's merchant credit card portfolio was also consumated on April 1, 1996.

     Global Payment Systems. Global Payment Systems consists of the Company's indirect payment services and information systems and services business units, the Merchant Automated Point-of-Sale Program ("MAPP") business acquired from MasterCard International Incorporated on April 1, 1996 and certain of the Company's back office processing functions. Revenue increased 14% for the fiscal year ended May 31, 1996. This increase reflected growth in the credit card processing business which included the acquisition of MAPP, partially offset by decreased information systems and services revenue. Additionally, the decline in revenue for the indirect payment services business unit experienced over the last few years has leveled off with the greatest improvement in the third and fourth quarters of fiscal 1996. A portion of Global's revenue is derived from intercompany sales of back office services from Global to the Integrated Payment Systems business unit.


COSTS AND EXPENSES
     Cost of service for the fiscal year ended May 31, 1996 was $141.6 million, an increase of $11.3 million (9%) compared to fiscal 1995. While the cost of operations increased $7.8 million (8%), cost of operations as a percentage of revenue decreased from 42% in fiscal 1995 to 39% in fiscal 1996. Depreciation and amortization as a percentage of revenue held constant at 7%. Hardware costs increased 8%, related to volume associated with increased equipment sales in the Integrated Payment Systems business and increased obsolescence costs associated with Health Care equipment.

     Gross margin increased to 50% from 46% for the fiscal year related principally to operating efficiencies and leveraging the Company's fixed investments.

     Sales, general and administrative expense increased $16.3 million (19%) for fiscal 1996 as compared to fiscal 1995. As a percentage of revenue, sales, general and administrative expenses increased from 36% in fiscal year 1995 to 37% in fiscal year 1996. This increase was primarily due to expenses
associated with acquired businesses.   Additional investments made in product
development and sales personnel for future revenue gowth also increased fiscal 1996 sales, general and administrative expense.

 OPERATING MARGIN
     Operating margin increased 46% from the prior year and as a percentage of revenue increased to 13% in fiscal 1996 from 10% in fiscal 1995. Earnings before interest, taxes, depreciation and amortization were $59.4 million for fiscal 1996 and $45.8 million for fiscal 1995, and as a percentage of revenue were 21% and 19%, respectively.

 INTEREST AND OTHER INCOME
     Interest and other income for fiscal 1996 was $4.3 million, an increase of $2.6 million (153%) over the same period in fiscal 1995. This increase was principally related to increased cash available for investment during the first ten months of fiscal 1996 and increased interest rates on the investment of those cash balances. The increased cash was the result of the secondary stock offering completed in the first quarter of fiscal 1996.

 INTEREST AND OTHER EXPENSE
     Interest and other expense increased $0.3 million (14%) principally due to interest paid on bank lines of credit.

 INCOME TAXES
     The provision for income taxes, as a percentage of taxable income, was 34% and 36% for fiscal years 1996 and 1995, respectively. The decrease was largely due to tax- exempt earnings from invested cash balances and tax credits related to research and development expenditures.

 NET INCOME
     Net income was $24.7 million, an increase of $9.3 million (60%) compared to fiscal 1995. Fully diluted earnings per share for fiscal 1996 and fiscal 1995 were $1.01 and $0.75, respectively. The fully diluted average number of common and common equivalent shares outstanding before the effects of the CIS merger for fiscal 1996 was 24,483,000, an increase of 3,872,000 (19%) as compared to the same period in fiscal 1995. This increase in shares is primarily due to the sale of approximately 3,162,500 additional shares of the Company's Common Stock in June 1995.

 RESTRUCTURING, IMPAIRMENT AND MERGER EXPENSES

     In connection with the creation of Global Payment Systems LLC and the merger with CIS Technologies, Inc., the Company incurred a restructuring, impairment and merger charge of $44.1 million in the fourth quarter of fiscal 1996. This charge consisted of non-cash items of $35.1 million for the write-down of impaired assets to their realizable value. Cash items of $9.0 million were associated with investment banking, accounting and legal fees and severance costs.


 CIS OPERATING RESULTS

     Revenue for fiscal 1996 was $44.8 million, an increase of $8.7 million (24%) over fiscal 1995. The increase in revenue over prior year was largely due to the acquisition of Hospital Cost Consultants ("HCC") in June, 1995 as well as growth in the financial services and EDI areas. Operating expenses for fiscal 1996 totaled $48.7 million, consisting of cost of services, $21.6 million, sales and general and administrative expenses, $27.1 million. Expenses for fiscal 1996 included approximately $3.7 million of one-time operating adjustments to reflect changes in estimates. Operating expenses for fiscal 1995 totalled $32.5 million. Excluding one-time adjustments, these increased operating expenses were largely due to the high operating and acquisition integration costs for the HCC and AMSC business units.

     Interest and other expense increased $0.9 million in fiscal 1996 due to interest paid on notes issued to complete the HCC acquisition. Net loss for fiscal 1996, before restructuring, was $3.2 million compared to fiscal 1995 net income of $3.0 million.

Results of Operations   Fiscal Years 1995 and 1994

The following table is a summary of the Company's fiscal 1995 and 1994 results of operations before and after the effects of the CIS merger accounted for as a pooling of interests:

($ Millions, except per share data)

                                                       FY 95
                                      ------------------------------------
                                        NDC         CIS      Consolidated
                                       ------      -----     ------------
Revenue                                $242.0      $36.1           $278.1

Operating Income                         24.8        3.6             28.4

Net Income                               15.4        3.0             18.4

Earnings Per Share                     $  .75      $ .04           $  .79



                                                        FY 94
                                       -----------------------------------
                                         NDC        CIS      Consolidated
                                        ------     -----     ------------
Revenue                                 $206.1     $31.6           $237.7

Operating Income                          15.8       2.6             18.4

Net Income                                 9.7       2.5             12.2

Earnings Per Share                      $  .50     $ .05           $  .55



To assist in the understanding of the consolidated operating results, Management's Discussion and Analysis will first address the performance of the Company without the CIS operating results. The results of operations for CIS will be discussed separately.

OVERVIEW        1995 AND 1994

FISCAL YEAR ENDED MAY 31, 1995 COMPARED TO FISCAL YEAR ENDED MAY 31, 1994 The following table reflects the relative percentage ratios and the percent change from the prior year (table excludes effects of CIS merger):


($ Millions)                                  FY 1995         FY 1994      Inc. (Dec.)
                                               $        %     $        %      %
                                             --------------  ------------- -----------
Revenue:
 Health Care                                   83.7    35%    63.3    31%        32%
 Integrated Payment Systems                    88.4    36%    68.2    33%        30%
 Global Payment Systems                        69.9    29%    74.6    36%        (6%)
                                              ------------   ------------  ----------
     Total Revenue                            242.0   100%   206.1   100%        17%
                                              ------------   ------------  ----------

Cost of Service:
 Operations                                   101.8    42%    94.7    46%         7%
 Depreciation and Amortization                 17.3     7%    14.7     7%        18%
 Hardware Sales                                11.2     5%     9.9     5%        13%
                                              ------------   ------------  ----------
     Total Cost of Service                    130.3    54%   119.3    58%         9%
                                              ------------   ------------  ----------


     Gross Margin                             111.7    46%    86.8    42%        29%


                                              ------------   ------------  ----------
Sales, General and Administrative              86.9    36%    68.5    33%        27%
Settlement of Shareholder Litigation              -     -      2.5     1%          -
                                              ------------   ------------  ----------


     Operating Margin                          24.8    10%    15.8     8%        57%


Interest and Other Income                       1.7     1%     1.5     -         13%
Interest and Other Expense                     (2.1)   (1%)   (2.5)   (1%)       16%
Minority Interest                              (0.4)    -        -     -           -
                                              ------------   ------------  ----------


Income Before Income Taxes                     24.0    10%    14.8     7%        62%

Provision for Income Taxes                      8.6     4%     5.1     2%        69%
                                              ------------   ------------  ----------

Net Income                                     15.4     6%     9.7     5%        59%
                                              ============   ============  ==========

Earnings Per Share, Fully Diluted             $ .75          $ .50               50%


 REVENUE
     Total revenue for fiscal 1995 was $242.0 million, an increase of $35.9 million (17%) from revenue of $206.1 million for fiscal 1994. The revenue increase was the result of increased revenue in Health Care $20.4 million (32%), Integrated Payment Systems, $20.2 million (30%), partially offset by a decrease in Global Payment Systems, $4.7 million (6%).

     Health Care. Health Care revenue increased 32% in fiscal year 1995 as compared to fiscal 1994 as a result of (i) increases in electronic claims processing, and (ii) increases in revenue for the Company's practice management systems for the pharmacy, dental, physician, government and institutional sectors, including the impact of acquisitions completed during fiscal 1995.

     Integrated Payment Systems. Integrated Payment Systems revenue consisting of the direct payment services and the check guarantee businesses, increased 30% in fiscal year 1995 compared to fiscal 1994. Direct payment services revenue for fiscal 1995 increased over the same period in fiscal 1994, primarily due to increased volume of merchant sales processed and equipment sales. In addition, two check guarantee businesses were acquired during fiscal year 1995.


     Global Payment Systems. Global Payment Systems revenue consisting of the indirect payment services and information systems and services business units, for fiscal 1995 was $69.9 million, a decrease of $4.7 (6%) from revenue of $74.6 million for fiscal 1994. Revenue in the Company's indirect merchant processing business (distribution through the banks) decreased for fiscal year 1995 from the same period in fiscal 1994, as a result of price reductions. The reduced prices were associated with contract renewals in exchange for increased volume commitments. Information systems and services revenue decreased due to decreased sales of software for electronic data interchange (EDI) applications as compared to fiscal year 1994.


 COSTS AND EXPENSES
     Cost of service for fiscal 1995 was $130.3 million, an increase of $11.0 million (9%) from the same period in fiscal 1994. While the cost of operations increased $7.1 million (7%) for fiscal 1995 as compared to the same period in fiscal 1994, cost of operations as a percentage of revenue decreased from 46% in fiscal 1994 to 42% in fiscal 1995. Depreciation and amortization as a percentage of revenue held constant at 7%. Hardware costs increased $1.3 million (13%), primarily related to volume associated with increased equipment sales in the Integrated Payment Systems business.

     Gross margin increased to 46% from 42% for the fiscal year ended May 31, 1995 as compared to fiscal 1994.

     Sales, general and administrative expense increased $18.4 million (27%) for fiscal year 1995 as compared to fiscal year 1994. As a percentage of revenue, sales, general and administrative expenses increased from 33% in fiscal year 1994 to 36% in fiscal year 1995. This increase was primarily due to sales expansion and marketing programs in the Integrated Payment Systems and Health Care areas as well as increased sales, general and administrative expenses associated with acquired businesses.

     The Company reflected a charge relating to the settlement of shareholder litigation of $2.5 million in the first quarter of fiscal 1994, representing the settlement costs of a lawsuit originally filed in 1990. (See Note 13 to the Consolidated Financial Statements for further discussion).

 OPERATING MARGIN
     Operating margin increased 57% from the prior year and as a percentage of revenue increased to 10% in fiscal 1995 from 8% in fiscal 1994. Earnings before interest, taxes, depreciation and amortization were $45.8 million for fiscal 1995 and $34.0 million for fiscal 1994, and as a percentage of revenue were 19% and 16%, respectively.

 INTEREST AND OTHER INCOME
     Interest and other income for fiscal 1995 was $1.7 million, an increase of $0.2 million (13%) over the same period in fiscal 1994. The increase in interest and other income was principally related to increased cash available for investment during the first six months of fiscal 1995 and increased interest rates on the investment of those cash balances.

 INTEREST AND OTHER EXPENSE
     Fiscal 1995 showed a decrease in interest and other expense of $0.4 million (16%) from the same period in fiscal 1994.

 INCOME TAXES
     The provision for income taxes, as a percentage of taxable income, was 36% and 34% for fiscal years 1995 and 1994, respectively. The lower rate in fiscal 1994 was primarily due to the resolution of issues associated with prior years.

 NET INCOME
     Net income for fiscal 1995 was $15.4 million, an increase of $5.8 million (60%) as compared to the same period in fiscal 1994. Fully diluted earnings per share for fiscal 1995 and fiscal 1994 were $0.75 and $0.50, respectively. The fully diluted average number of common and common equivalent shares outstanding before the effects of the CIS merger for fiscal 1995 was 20,611,000, an increase of 1,130,000 (6%) as compared to the same period in fiscal 1994.

 CIS OPERATING RESULTS
     Revenue for fiscal 1995 was $36.1 million, an increase of $4.5 million (14%) over fiscal 1994 principally as a result of growth in the EDI and financial services areas. Cost of service for fiscal 1995 totalled $23.1 million, an increase of $2.8 million (14%) from fiscal 1994. Sales, general and administrative expenses for fiscal 1995 were $9.4 million an increase of 8% over the prior year. Net income for fiscal 1995 was $3.0 million, an increase of $0.5 million (21%) compared to fiscal 1994.


                        LIQUIDITY AND CAPITAL RESOURCES

     Cash flow generated from operations provides the Company with a significant source of liquidity. At May 31, 1996, the Company and its subsidiaries (including CIS) had cash and cash equivalents totaling $9.8 million. Cash provided by operations before changes in working capital was $57.0 million, an increase of $13.0 million (30%) compared to the prior year. Cash was required in 1996 to fund working capital of $11.7 million. This was principally the result of increased accounts receivable relating to increased revenue. Net cash provided by operating activities decreased 11% to $45.3 million for fiscal 1996, from $50.8 million in fiscal 1995. Significant cash flows generated from operating activities are reinvested by the Company in existing businesses and are used to fund acquisitions.

     For fiscal 1996, cash used in investing activities increased to $146.7 million compared to $63.8 million in fiscal 1995. Capital expenditures were $16.4 million and $14.1 in fiscal 1996 and 1995, respectively, an increase of 16%. The increase in the level of capital expenditures in 1996 is related to continuing growth in the business and acceleration of certain strategic programs. In addition to capital expenditures to support future growth and improve profitability, in fiscal 1996, the Company completed three acquisitions for an aggregate cash purchase price of approximately $131 million, net of cash acquired. During fiscal 1995, the Company completed six acquisitions for an aggregate cash purchase price of approximately $40 million, net of cash acquired. The Company has financed its acquisition program through cash flows from operations, equity offerings, and borrowings.

     Net cash provided by financing activities increased to $80.1 million for the fiscal year ended May 31, 1996 from $5.7 in the prior year period. The net proceeds from the issuance of stock under the secondary offering (as discussed in Note 5) were approximately $64 million, net of underwriting discount and expenses. Dividends of $6.9 million and $5.7 were paid during fiscal years 1996 and 1995, respectively. Prior to its merger with the Company, CIS expended cash in fiscal 1995 of approximately $11.0 million, net of cash acquired, and issued notes payable of $5.0 million related to acquisitions. In fiscal 1996, CIS obtained a term loan in the amount of $1.25 million. CIS's outstanding long-term debt in the amount of approximately $12.0 million was repaid when the merger with the Company was completed.

The Company has a committed, unsecured $50 million credit facility which expires August 1999. As of May 31, 1996, there were $30 million in borrowings on the facility. Subsequent to May 31, 1996, the Company's Global Payment Systems subsidiary entered into a committed, unsecured $60 million credit facility which expires July 1999. The facility automatically reduces to $50 million on the first anniversary of the credit agreement. Management of the Company believes that its current level of cash and borrowing capability along with future cash flows from operations are sufficient to meet the needs of its existing business. The Company regularly evaluates cash requirements for current operations, commitments, development activities and strategic acquisitions. The Company may elect to raise additional funds for these purposes, either through the issuance of additional debt or equity or otherwise, as appropriate.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
NATIONAL DATA CORPORATION




- ---------------------------------------------------------------------------------------
 (in thousands except per share data)                        Fiscal Year Ended May 31,
                                                           ----------------------------
                                                             1996      1995      1994
                                                           --------  --------  --------

Revenue                                                    $325,803  $278,083  $237,659
- ---------------------------------------------------------------------------------------

Operating Expenses:
     Cost of service                                        163,323   153,410   139,564
     Sales, general and administrative                      130,246    96,247    77,172
     Restructuring,impairment and merger expenses            44,068       -         -
     Settlement of shareholder litigation                       -         -       2,500
- ---------------------------------------------------------------------------------------
                                                            337,637   249,657   219,236
- ---------------------------------------------------------------------------------------
Operating income (loss)                                     (11,834)   28,426    18,423
- ---------------------------------------------------------------------------------------
Other income (expense):

     Interest and other income                                4,476     2,079     1,528
     Interest and other expense                              (3,750)   (2,635)   (2,600)
     Minority interest                                         (628)     (393)      -
- ---------------------------------------------------------------------------------------
                                                                 98      (949)   (1,072)
- ---------------------------------------------------------------------------------------

Income (loss) before income taxes                           (11,736)   27,477    17,351
Provision (benefit) for income taxes                         (3,278)    9,056     5,125
- ---------------------------------------------------------------------------------------
     Net income (loss)                                      ($8,458) $ 18,421  $ 12,226
                                                           ============================

Primary earnings (loss) per common and common equivalent
     shares                                                 ($ 0.31) $   0.80  $   0.55
                                                           ============================

Fully diluted earnings (loss) per common and
     common equivalent shares
                                                            ($ 0.31) $   0.79  $   0.55
                                                           ============================



All prior period amounts have been restated to reflect the 1996 merger with CIS in a pooling transaction



The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NATIONAL DATA CORPORATION


(in thousands)
- ----------------------------------------------------------------------------------------------------

                                                                         Fiscal Year Ended May 31,
                                                                         -------------------------
                                                                          1996      1995       1994
                                                                          ----      ----       ----
Cash flows from operating activities:
  Net income (loss)                                                     ($8,458)   $18,421    $12,226
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                                      17,874     16,342     13,800
      Amortization of acquired intangibles and goodwill                  10,739      8,196      5,981
      Asset impairment loss and other non-cash restructuring items       35,116        -          -
      Provision for bad debts                                             1,658        971        582
      Loss on disposal of fixed assets                                       76         67         59
      Changes in current assets and liabilities which provided
            (used) cash, net of the effects of acquisitions:
          Accounts receivable, net                                      (13,495)    (7,136)     3,002
          Merchant processing working capital                            (4,076)     4,993        422
          Inventory                                                       1,060      1,228       (855)
          Prepaid expenses and other assets                               9,024      5,982      9,702
          Accounts payable and accrued liabilities                       14,543       (131)    (2,037)
          Income taxes payable and deferred income taxes                (18,757)     1,833       (418)
                                                                       ------------------------------
  Net cash provided by operating activities                              45,304     50,766     42,464
                                                                       ------------------------------

Cash flows from investing activities:
  Capital expenditures                                                  (16,393)   (14,101)   (15,570)
  Business acquisitions, net of cash acquired                          (130,542)   (51,662)      (400)
  Decrease in investments and other non-current assets                      275      1,933        542
                                                                       ------------------------------
  Net cash used in investing activities                                (146,660)   (63,830)   (15,428)
                                                                       ------------------------------
Cash flows from financing activities:
  Borrowings under lines of credit                                       28,017      1,622      1,203
  Payments on notes and earn-out payable                                 (3,509)    (2,837)    (2,772)
  Principal payments under mortgage, capital lease
    arrangements and other long-term debt                               (11,481)    (3,770)    (2,718)
  Net proceeds from sale of common stock                                 63,652     11,692        -
  Net proceeds from the issuance of stock
    under employee stock plans                                            9,057      2,603      3,317
  Issuance of term note                                                   1,250      2,000        -
  Dividends paid                                                         (6,877)    (5,663)    (5,503)
                                                                       ------------------------------
  Net cash provided by (used in) financing activities                    80,109      5,647     (6,473)
                                                                       ------------------------------
(Decrease) increase in cash and cash equivalents                        (21,247)    (7,417)    20,563
Cash, beginning of period                                                31,015     38,432     17,869
                                                                       ------------------------------
Cash, end of period                                                    $  9,768   $ 31,015   $ 38,432
                                                                       ==============================

Supplemental schedule of noncash investing and financing activities:
  Promissory notes entered into in exchange for capital stock               -     $  3,506        -
  Capital leases entered into in exchange for property and
    equipment                                                             1,207      4,223      4,853
                                                                       ==============================

All prior period amounts have been restated to reflect the 1996 merger with CIS in a pooling transaction

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED BALANCE SHEETS
NATIONAL DATA CORPORATION


(in thousands except share data)
- ---------------------------------------------------------------------------------------------------------------------

                                                                                                  May 31,     May 31,
                                                                                                   1996        1995
                                                                                                ---------    --------
ASSETS
Current assets:
  Cash and cash equivalents                                                                      $  9,768    $ 31,015
  Accounts receivable (less allowances of $2,433 and $1,722)                                       61,618      53,542
  Deferred income taxes                                                                             1,000         601
  Inventory                                                                                         1,869       2,900
  Prepaid expenses and other current assets                                                         7,152       7,155
                                                                                                 --------    --------
      Total current assets                                                                         81,407      95,213
                                                                                                 --------    --------

Property and equipment, net                                                                        49,436      51,956
Acquired intangibles and goodwill, net                                                            223,055     105,231
Deferred income taxes                                                                              11,505         -
Other                                                                                               2,636       3,358
                                                                                                 --------    --------
Total Assets                                                                                     $368,039    $255,758
                                                                                                 ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                                       $ 48,561    $ 31,446
  Line of credit payable                                                                           30,000       2,896
  Notes and earn-out payable                                                                        1,637       9,104
  Income taxes payable                                                                              1,548       8,095
  Obligations under capital leases                                                                  3,011       3,009
  Mortgage payable                                                                                 10,936         164
  Deferred income                                                                                   5,996       6,890
                                                                                                  -------     -------
      Total current liabilities                                                                   101,689      61,604
                                                                                                  -------     -------

Mortgage payable                                                                                      -        10,936
Notes payable on acquired businesses                                                                3,138       5,882
Deferred income taxes                                                                                 -         2,701
Obligations under capital leases                                                                    4,439       6,190
Other long-term liabilities                                                                         5,747       3,402
                                                                                                  -------     -------
      Total liabilities                                                                           115,013      90,715
                                                                                                  -------     -------
Minority interest in equity of subsidiaries                                                        19,727         392
Commitments and contingencies (Note 13)                                                               -           -

Shareholders' Equity:
  Preferred stock, par value $1.00 per share, 1,000,000 shares authorized; none issued                -           -
  Common stock, par value $.125 per share, 60,000,000 shares authorized 25,962,939
   and 22,136,479 shares issued and outstanding at May 31, 1996 and 1995, respectively              3,246       2,767
  Capital in excess of par value                                                                  168,732      84,051
  Retained earnings                                                                                62,216      78,657
  Cumulative translation adjustment                                                                  (753)       (550)
                                                                                                  -------     -------
                                                                                                  233,441     164,925
Less:     Deferred compensation                                                                      (142)       (274)
                                                                                                  -------     -------
      Total Shareholders' Equity                                                                  233,299     164,651

Total Liabilities and Shareholders' Equity                                                       $368,039    $255,758
                                                                                                 ========    ========

All prior period amounts have been restated to reflect the 1996 merger with CIS in a pooling transaction

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
NATIONAL DATA CORPORATION


(in thousands except per share data)
- ---------------------------------------------------------------------------------------------------------------------------

                                                   Common Stock
                                               --------------------  Capital in            Cumulative             Deferred
                                                Number               Excess of   Retained  Translation  Treasury  Compen-
                                               of Shares     Amount  Par Value   Earnings  Adjustment   Stock     sation
                                               ---------     ------  ---------   --------  ----------   --------  ---------
Balance at May 31, 1993                          15,057      $1,882    $77,687    $58,872       ($393)       -    ($781)

     Net income                                       -           -          -     12,226           -        -        -
     Cash dividends ($.44 per share)                  -           -          -     (5,503)          -        -        -
     Foreign currency translation adjustment          -           -          -          -        (140)       -        -
     Stock issued under employee
          stock plans                               333          42      3,217          -           -        -        -
     Stock issued under restricted
          stock plans                                50           6        749          -           -        -     (755)
     Amortization of deferred
          compensation                                -           -          -          -           -        -      744
- -----------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1994                          15,440       1,930     81,653     65,595        (533)       0     (792)

     Net income                                       -           -          -     18,421           -        -        -
     Cash dividends ($.30 per share)                  -           -          -     (5,663)          -        -        -
     Stock dividend in the form
            of a stock split                      6,422         802          -       (802)         -         -        -
     Purchase of treasury stock                                                                             (2)
     Foreign currency translation adjustment          -           -          -          -         (17)       -        -
     Stock issued under employee
          stock plans                               237          30      2,571          -           -        -        -
     Stock issued under restricted
          stock plans                                38           5        359          -           -        -     (362)
     Amortization of deferred
          compensation                                -           -          -          -           -        -      880
- -----------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1995                          22,137      $2,767    $84,583    $77,551       ($550)     ($2)   ($274)
- -----------------------------------------------------------------------------------------------------------------------

     Net income (loss)                                -           -          -     (8,458)          -        -        -
     Cash dividends ($.30 per share)                  -           -          -     (6,877)          -        -        -
     Secondary stock offering                     3,163         395     63,257        -             -
     Purchase of treasury stock                       -           -          -          -           -        1
     Foreign currency translation adjustment          -           -          -          -        (203)       -        -
     Stock issued under employee
          stock plans                               614          78      4,946          -           -        -        -
     Stock issued under non-employee
          stock plans                                49           6        500          -           -        -        -
     Stock issued under restricted
          stock plans                                 -           -         64          -           -        -     (100)
     Tax benefit from exercise of
          stock options                               -           -      3,330          -           -        -        -
     Increase in capital due to
          issuance of subsidiary
          ownership interest                          -           -     12,052          -           -        -        -
     Amortization of deferred
          compensation                                -           -          -          -           -        -      232
- -----------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1996                          25,963      $3,246   $168,732    $62,216       ($753)     ($1)   ($142)
=======================================================================================================================

All prior period amounts have been restated to reflect the 1996 merger with CIS in a pooling transaction

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of operations - The Company is a provider of transaction processing services and application systems to the health care and payments systems markets. The principal markets for the Company's products and services are retailers, banks and financial institutions, healthcare providers, insurance companies and managed care organizations.

Basis of presentation - The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries including the retroactive effect of the CIS merger which has been accounted for under the pooling-of-interests method of accounting. Significant intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to the fiscal 1995 and 1994 consolidated financial statements to conform to the fiscal 1996 presentation.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

Cash and cash equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and all liquid investments with a maturity of three months or less when purchased.

Inventory - Inventory, which is composed primarily of microcomputer hardware and peripheral equipment and electronic point-of-sale terminals, is stated at the lower of cost or market. Cost is determined by using the average inventory cost method.

Property and equipment - Property and equipment, including equipment under capital leases, is stated at cost. Depreciation and amortization are calculated using the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. Equipment is depreciated over two- to five-year lives, and buildings are depreciated over a forty-year life. Leasehold improvements and property acquired under capital leases are amortized over the shorter of the useful life of the asset or the term of the lease. The costs of purchased and internally developed software used to provide services to customers or internal administrative services are capitalized and amortized on a straight-line basis over their estimated useful lives, up to five years.

Acquired intangibles and goodwill - Acquired intangibles primarily represent customer contracts and covenants-not-to-compete associated with the Company's acquisitions. Acquired intangibles are amortized using the straight-line method over their estimated useful lives of four to twenty years. Goodwill represents the excess of the cost of acquired businesses over the fair market value of their tangible and identifiable net assets. Goodwill is being amortized on a straight-line basis over periods ranging from ten to forty years. Subsequent to an acquisition, the Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of goodwill may warrant revision or may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows of the related businesses over the remaining life of the goodwill in measuring whether the goodwill is recoverable (see also Note 2).

Income taxes - Deferred income taxes are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax laws and rates at which the taxes are expected to be paid. (see also Note 4).

Earn-out payables - Earn-out payables represent the present value of estimated future payments under earn-out agreements related to the Company's business acquisitions.

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

New accounting standard - The Financial Accounting Standards Board has issued Statement No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company adopted the new rules for the fiscal year ended May 31, 1996.

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

Earnings per common and common equivalent share, on a fully diluted basis, are computed by the same method as described for primary earnings per share except that the higher of (1) the ending market share price or (2) the average market share price is used to compute the fully diluted earnings per share, as compared to the average market share price for primary earnings per share.
The effects of the stock split and the supplemental offering (discussed in Note
5) and the shares issued to effect the pooling-of-interests merger of CIS Technologies, Inc. into a subsidiary of the Company (see Note 2) have been retroactively applied to all periods for which financial statements are presented.

The primary and fully diluted weighted average number of common and common equivalent shares outstanding is as follows (in thousands):




                                          Year Ended May 31,
                                         1996    1995    1994
                                        ------  ------  ------
Primary                                 27,189  23,065  22,316

Fully Diluted                           27,189  23,481  22,351

NOTE 2 - BUSINESS ACQUISITIONS

During fiscal 1996 and 1995, the Company acquired the following businesses:


                                          Date             Ownership
        Business                          Acquired         Percentage
        -------------------------------------------------------------
        Yes Check Services, Inc.          June 1994        80%
        Lytec Systems                     July 1994        100%
        Mercantile Systems, Inc.          September 1994   100%
        Zadall Systems Group, Inc.        October 1994     100%
        AMSC, Inc.                        November 1994    100%
        Learned-Mahn, Inc.                January 1995     100%
        Physician's Practice Management   May 1995         100%
        Hospital Cost Consultants, Inc.   June 1995        100%
        Conceptual Systems                January 1996     100%
        Merchant Automated
          Point of Sale Program ("MAPP")  April 1996      92.5%
        Comerica Bank merchant portfolio  April 1996        51%


Each of the foregoing acquisitions has been recorded using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. The allocation of the purchase price of the fiscal year 1996 acquisitions is preliminary and will be adjusted when the necessary information is available. The operating results of the acquired businesses are included in the Company's consolidated financial statements of income from the respective dates of acquisition.

In order to effect the MAPP acquisition, the Company organized a new Georgia limited liability company, Global Payment Systems LLC, ("Global"), to which it transferred its Payment Services business unit, its Information Systems and Services business unit and certain back office support functions from the Company's Payment Systems business unit. In addition, the Company contributed $60 million and loaned $50 million to Global. The total cash from the Company, $110 million, transferred to Global was paid using cash on-hand of approximately $104 million with the remaining $6 million borrowed under an existing acquisition line of credit. Global then acquired MAPP from MasterCard International Incorporated ("MasterCard"). The net assets of MAPP consisted primarily of tangible personal property, leased personal and real property, customer contracts, assembled work force and the goodwill of the business. The consideration paid for MAPP was $110 million plus the granting of a 7.5% membership interest in Global to MasterCard. The gain from the issuance of the 7.5% membership interest in Global has been reflected as a capital transaction in the Consolidated Statements of Changes in Shareholders' Equity.

The total consideration paid for the MAPP business was estimated at $130.4 million, which consists of $111.4 million in cash and the 7.5% minority interest with an estimated value of $18.8 million. The net value of the tangible assets acquired was approximately $4.3 million creating an excess cost over tangible assets of $126.1 million. The aggregate estimated life of the intangible assets is 34 years.

Other purchase acquisitions completed in fiscal 1996 consisted of Hospital Cost Consultants, Inc. ("HCC"), Conceptual Systems Corp. Inc., and the merchant credit card portfolio of Comerica Bank. The aggregate price paid for these acquisitions was $34.4 million consisting of cash of $29.4 million and notes payable of $5 million. The excess cost over tangible assets acquired of $42.1 million was allocated to goodwill and intangible assets and will be amortized over periods ranging from ten to twenty years.

In addition to the purchase acquisitions, the Company merged with C.I.S. Technologies, Inc. ("CIS") on May 31, 1996. CIS provides transaction processing, consulting and outsourcing services to the health care market, primarily hospitals and physicians. In the merger, each share of CIS Common Stock and Series A Preferred Stock ceased to be outstanding and was converted into the right to receive .08682 shares of the Company's Common Stock. The Company issued approximately 2,829,746 shares of its Common Stock, valued at approximately $109 million, in exchange for the outstanding CIS Common Stock and Series A Preferred Stock. The acquisition was accounted for using the pooling of interests method. In accordance with the pooling of interests method, the consolidated financial statements of the Company include the financial statements of CIS for all periods presented. Prior to its merger with the Company, CIS reported on a calendar year basis ending December 31. CIS's financial statements for the 12 month periods ending June 30, 1995 and 1994 were combined with the Company's financial statements for the fiscal years 1995 and 1994, respectively. For fiscal 1996 reporting, CIS's financial position and operating results were restated to coincide with the Company's fiscal year ended May 31, 1996.

In connection with the CIS combination, the Company accrued certain direct transaction and integration costs totaling $6.4 million which were reflected as part of restructuring, impairment and merger expenses in the Company's fiscal 1996 consolidated statement of income. Such fees and expenses consist of $3.75 million of direct transaction costs (including investment banking fees, legal, accounting and printing costs) and $2.7 million of severance and exit costs.

A reconciliation of revenue, net income and earnings per share of the Company, as previously reported, CIS and combined is as follows (in thousands, except per share data):

                                Fiscal Year Ended May 31,
                                     1995      1994
                                   --------  --------
Revenue:
  NDC, as previously reported      $242,031  $206,133
  CIS                                36,052    31,526
      Combined                     $278,083  $237,659
                                   ------------------
Net Income:
  NDC, as previously reported      $ 15,389  $  9,710
  CIS                                 3,032     2,516
                                   ------------------
      Combined                     $ 18,421  $ 12,226
                                   ------------------
Fully Diluted Earnings Per Share:
  NDC, as previously reported      $    .75  $    .50
                                   ------------------
  Combined                         $    .79  $    .55
                                   ------------------

All of the acquisitions completed in fiscal 1995 have been accounted for as purchases, and their results have been included in the consolidated statements of income (loss) from the date of acquisition. The aggregate price paid for these acquisitions was $51.4 million. Additional consideration may be paid which would result in additional goodwill for both the Yes Check and Lytec transactions based on their future operating performance. Cash from internally generated funds was used to finance $42.6 million of the purchase price, common stock in the amount of $2.0 million and non-negotiable installment notes in the face amount of $5.5 million, were issued to finance the remainder. The net value of the tangible assets acquired was $1.9 million. The excess of cost over tangible assets acquired of $49.5 million was allocated to goodwill and identifiable intangible assets. Goodwill and identifiable intangible assets will be amortized over their estimated useful life, which in the aggregate approximates twenty years.

The following unaudited pro forma information for the acquisitions discussed above has been prepared as if these acquisitions had occurred on June 1, 1994. The information is based on historical results of the separate companies and may not necessarily be indicative of the results that could have been achieved or of results which may occur in the future. The pro forma information includes the expense for amortization of goodwill and other intangible assets resulting from these transactions and interest expense related to financing costs but does not reflect any synergies or operating cost reductions that may be achieved from the combined operations.


                                         Fiscal Year Ended     Fiscal Year Ended
In thousands, except per share data          May 31, 1996       May 31, 1995
- --------------------------------------------------------------------------------
Revenue                                       $382,813           $355,046
Income                                        $ 23,886           $ 16,998
Earnings per Share, fully diluted             $    .87           $    .64

NOTE 3 - RESTRUCTURING, IMPAIRMENT AND MERGER EXPENSES


In connection with the creation of Global and the merger with CIS, the Company incurred a total charge of $44.1 million. Included in this charge was $34.4 million for asset impairment, $5.2 million for restructuring, and $4.5 million for merger transaction costs.

As a result of the creation of Global and the merger with CIS, the Company performed an evaluation to determine, in accordance with SFAS 121 (see Note 1), whether future undiscounted cash flows impacted by these events in certain of the Company's Integrated Payment Systems and Health Care businesses will be less than the aggregate carrying amount of the related assets. As a result of the evaluation, management determined that the estimated future cash flows will be less than the carrying amount of the related assets, and therefore are impaired as defined by SFAS 121. Assets impaired included certain intangible assets and capitalized software. The restructuring charge reflects the anticipated severance benefits and other related costs as a result of the Company's formal plan to downsize personnel in areas of redundant operations and activities. Merger transaction costs primarily consist of investment banker and professional fees related to the CIS merger.

NOTE 4 - INCOME TAXES

The provision for income taxes includes:

                                            Fiscal Year Ended May 31,
                                           1996        1995      1994
(in thousands)                           -----------------------------
        Current tax expense:
         Federal                          $10,989     $7,444    $4,293
         State                                338      1,489      (118)
                                          -------     ------    ------
                                           11,327      8,933     4,175

        Deferred tax expense:
         Federal                          (13,833)       259       661
         State                               (772)      (136)      289
                                          -------     ------    ------
                                          (14,605)       123       950
                  Total                   $(3,278)    $9,056    $5,125
                                          =======     ======    ======



The Company's effective tax rates differ from federal statutory rates as follows:


                                             Fiscal Year Ended May 31,
                                             1996      1995       1994
                                           ----------------------------
   (in thousands)

   Federal statutory rate                  (35.0%)    35.0%      35.0%
    State income taxes, net of
     federal income tax benefit             (1.3%)     3.2%        .7%
    Non-taxable interest income             (3.1%)     (.5%)     (1.4%)
    Non-deductible amortization
     and write-off of intangible assets     23.3%      (.5%)      (.1%)
    Utilization of tax loss carryforwards   (3.0%)       -          -
    Tax credits                             (3.1%)    (1.2%)        -
    Recognition of tax assets              (10.5%)    (3.8%)     (4.6%)
    Other                                    4.8%       .8%       (.2%)
                                          -------    ------     ------
                       Total               (27.9%)    33.0%      29.4%
                                          =======    ======     ======

Deferred income taxes as of May 31, 1996 and 1995 reflect the impact of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. Net deferred tax assets at May 31, 1996 consisted of net current deferred tax assets of $1,000,000 and net non-current deferred tax assets of $11,505,000. Net deferred tax liabilities at May 31, 1995 consist of net current deferred tax assets of $601,000 and net non-current deferred tax liabilities of $2,701,000. As of May 31, 1996 and 1995, principal components of deferred tax items are as follows (in thousands):



                                                  1996                   1995
                                                 ------                 -------
Deferred tax liabilities:
  Property and equipment                         $ 7,476                $ 7,831
  Prepaid expenses                                 1,376                  1,215
  Other                                              557                    408
                                                 -------                -------
                                                   9,409                  9,454
Deferred tax assets:

  Accrued expenses                               $ 1,056                $ 1,772
  Net operating loss and
    credit carryforwards                          13,971                  9,309
  Acquired intangibles                             1,958                  1,412
  Accrued restructuring
    and impairment charge                          8,771                      -
  Employee benefit plans                             565                    511
  Other                                              244                     77
  Valuation allowance                             (4,651)                (5,727)
                                                 -------                -------
                                                  21,914                  7,354

Net deferred tax asset (liability)               $12,505                ($2,100)
                                                 =======                =======


A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the operating loss and credit carryforwards are considered by management to be uncertain. The Company has established valuation allowances for a portion of these tax assets. Net operating loss and credit carryforwards expire between the years 2001 and 2011.

NOTE 5- STOCKHOLDERS' EQUITY


In June 1995, the Company completed a secondary public offering of 3,162,500 shares of its Common Stock. The stock was sold at a price of $21.25 per share. This transaction, net of underwriting discount and expenses associated with this offering, added approximately $63,652,000 in cash to the Company.

On January 24, 1995, the Company's Board of Directors approved a three-for-two stock split, effected in the form of a dividend, of the Company's $.125 par value Common Stock and the rights to purchase one one-hundredth of a share of the $1.00 par value Series A Junior Participating Preferred Stock.
Shareholders of record on February 20, 1995 were entitled to the stock distribution resulting from the three-for-two split. The stock split was effective March 20, 1995. As a result of the stock split the Company issued an additional 6,422,544 shares of Common Stock and rights to purchase one one-hundredth of a share of the $1.00 par value Series A Junior Participating Preferred Stock. All per share and weighted average share amounts have been restated to reflect this stock split.

Stock Option Plans - The Company has one employee option plan at May 31, 1996, the 1987 Stock Option Plan (1987 Plan). The Plan provides for granting options, to certain officers and key employees to purchase the Company's common stock. Under the Plan, options may be issued at, below, or above the fair market value of the common stock at the time of grant. Options granted become exercisable in various annual increments and terminate over a period not to exceed ten years.

Transactions in stock options under this plan are summarized as follows:
(Information presented reflects the effects of the stock split).


                                  Shares Under                   Option Price
                                    Option                        Per Share
- --------------------------------------------------------------------------------
Outstanding at May 31, 1993        2,209,072                    $5.33 - $86.39
  Granted                            843,908                     9.67 -  69.11
  Exercised                         (362,585)                    5.33 -  78.44
  Expired or terminated             (288,741)                    6.50 -  78.44
- --------------------------------------------------------------------------------
Outstanding at May 31, 1994       2,401,654                     $5.33 - $86.39
  Granted                           962,974                     11.17 -  37.44
  Exercised                        (304,493)                     5.33 -  30.24
  Expired or terminated            (243,450)                     5.33 -  69.11
- --------------------------------------------------------------------------------

Outstanding at May 31, 1995       2,816,685                      $5.33 - $86.39
  Granted                           682,875                      21.00 -  37.44
  Exercised                        (566,411)                      5.33 -  30.24
  Expired or terminated            (244,984)                      5.33 -  69.11
- -------------------------------------------------------------------------------
Outstanding at May 31, 1996       2,688,165                      $5.33 - $86.39

There were 600,555 shares exercisable at May 31, 1996, and there were 1,464,260 shares available for future grants under the 1987 Plan.

Other Stock Plans - The Company has an Employee Stock Purchase Plan under which the sale of 1,350,000 shares of its Common Stock has been authorized. Employees may designate up to the lesser f $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is the lower of 85% of market value on the first day or the last day of the purchase period. At May 31, 1996, 963,761 shares have been issued under this plan with 386,239 shares reserved for future issuance.

The Company also has a Non-employee Directors Stock Option Plan which provides for grants of options, consisting of 5,000 shares of the Company's Common Stock for each completed year of service, to directors who are not employees of the Company. A maximum of five options may be granted to each such director, and the maximum number of shares for which options may be granted is 345,000. Options granted prior to October 26, 1995 are exercisable immediately at the current market value on the date of grant. Options granted on or after October 26, 1995 vest 20% two years after the date of grant, an additional 25% after four years, and the remaining 30% after five years. During fiscal years 1996, 1995 and 1994, options for 25,000, 7,500 and 37,500 shares, respectively, were issued under the Plan, and during fiscal year 1996 and 1995, 51,000 and 9,000
shares were exercised, respectively. None were exercised in fiscal 1994.   As
of May 31, 1996, 42,500 shares were available for future grants.

The Company's 1983 Restricted Stock Plan (Restricted Plan) authorizes 750,000 shares of the Company's Common Stock to be awarded to key employees. Shares awarded under the Restricted Plan are held in escrow and released to the grantee upon the grantee's satisfaction of conditions of the grantee's restricted stock agreement. Awards are recorded as deferred compensation, a reduction of stockholders' equity based on the quoted fair market value of the
Company's Common Stock at the award date.   Compensation expense is recognized
ratably during the escrow period of the award.

During fiscal years 1996, 1995 and 1994, 3,864, 38,250 and 74,250 shares, respectively, of the Company's Common Stock were awarded under the Restricted Plan with restriction periods of one to four years. As of May 31, 1996, 40,614 shares remain in escrow. There were 476,134 shares reserved for future issuance under this plan. The Company expensed $233,000, $880,000 and $744,000 for the years ended May 31, 1996, 1995 and 1994, respectively, in connection with the Restricted Plan.

The Financial Accounting Standards Board has issued Statement No. 123, Accounting for Stock-Based Compensation to be effective in the first quarter of fiscal 1997 for the Company. This statement establishes a fair-value-based method of accounting for employee stock options. This method provides for a compensation cost to be charged to the results of operations at the grant date. However, the statement allows companies to continue following the accounting prescribed by Accounting Principles Bulletin Opinion No. 25, which requires compensation cost to be recognized only for the excess of quoted market price over employee exercise price. The Company has elected to continue with the accounting treatment outlined in APB Opinion No. 25.

NOTE 6 -  PENSION PLAN

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

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements at May 31, 1996 and 1995 (in thousands):

                                                                           May 31,
                                                                     1996           1995
                                                                     ----           ----
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including
         vested benefits of $15,898 and $13,692,
         respectively                                              $16,902        $14,454
    Projected compensation increases                                 5,410          4,341
                                                                   -------        -------
    Projected benefit obligation for services
         rendered to date                                           22,312         18,795
Plan assets at fair market value,
       primarily stocks and bonds                                   18,314         15,995
                                                                   -------        -------
Projected benefit obligation
       in excess of plan assets                                     (3,998)        (2,800)
Unrecognized net loss from past experience
      different from that assumed and effect of
      changes in assumptions                                         2,962          3,169
Unrecognized prior service cost                                        556            645
Unrecognized net asset at June 1, 1985, being
      amortized over 17 years                                       (1,385)        (1,620)
                                                                   ----------------------
Accrued Pension Cost                                               ($1,865)         ($606)
                                                                   ----------------------

Net pension expense included the following components for the fiscal years ending May 31:

(in thousands)
                                                             1996          1995         1994
                                                             ----          ----         ----
Service cost-benefits earned during the
    period                                                  $1,272       $1,000        $1,052
Interest cost on projected benefit
   obligation                                                1,603        1,397         1,283
Actual return on plan assets                                (2,858)      (1,521)         (852)
Net amortization and deferral                                1,242          (49)         (638)
Curtailment loss                                                 -            -            66
                                                          -----------------------------------
Net Pension Expense                                          1,259          827           911
                                                          -----------------------------------


Significant assumptions used in determining net pension expense and related obligations were as follows:

                                                                             May 31,
                                                                     1996               1995
                                                                    -------------------------
Discount rate                                                        8.00%              8.25%
Rate of increase in compensation levels                              4.33%              4.33%
Expected long-term rate of return on assets                         10.00%             10.00%

On December 18, 1991, the Company adopted a retirement plan for non-employee directors of the Company with five or more years of service (The Directors'
Plan). The Directors' Plan benefits are based on 50% of the annual Director retainer amount in effect on the date of a director's retirement plus 10% for each year of service up to 100% of the base amount for ten years' service. The benefits are payable upon retirement, at or after age 70, for a period equal to the number of years of service as a Director but not more than 15 years for participants with 15 or more years of Board Service as of the effective date of the Directors' Plan and not more than 10 years for all other participants. The expense related to the Directors' Plan was immaterial in both fiscal 1996 and 1995.

Effective March 23, 1995, the Board of Directors amended the Directors' Plan to provide for early retirement benefits so that a combination of age and service (minimum 10 years service) totaling 60 will qualify the retiring participant for benefits under the Directors' Plan. The Directors' Plan was also amended to limit eligibility under the plan to members of the Board of Directors of the Company elected prior to January 1, 1995.

NOTE 7 - LEASE OBLIGATIONS

The Company conducts a major part of its operations using leased facilities and equipment. Many of these leases have renewal and purchase options and provide that the Company pay the cost of property taxes, insurance and maintenance.

Rent expense on all operating leases for fiscal years 1996, 1995 and 1994 was $9,037,000, $7,349,000 and $6,533,000, respectively.

Asset balances for property acquired under capital leases consist of the following
 (in thousands):

                                                              1996               1995
                                                              ----               ----
Equipment                                                   $16,107            $15,583
Less: accumulated amortization                                8,421              5,966
                                                            --------------------------
                                                            $ 7,686            $ 9,617

Future minimum lease payments for all noncancelable leases at May 31, 1996 were as follows (in thousands):

                                                              Capital         Operating
                                                              -------         ---------
                                                              Leases           Leases
                                                              ------           ------
                                                1997           $3,144          $ 6,689
                                                1998            2,697            4,060
                                                1999            1,640            2,618
                                                2000              734            1,458
                                                2001                -            1,200
                                          Thereafter                -            5,592
                                                               -----------------------
Total future minimum lease payments                            $8,215          $21,617
Less: amount representing interest                                765
                                                               ------
Present value of net minimum lease payments                    $7,450
Less: current portion                                           3,011
                                                               ------
Long-term obligations under capital leases at
      May 31, 1996                                             $4,439
                                                               ------

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

(In thousands)                                                          1996           1995
- --------------------------------------------------------------------------------------------
Land                                                                 $   402        $   402
Building                                                               6,503          6,503
Equipment                                                             40,465         82,178
Software                                                              23,450         42,956
Leasehold improvements                                                14,709         14,851
Furniture and fixtures                                                 7,216         11,094
Work in progress                                                       6,358          3,633
                                                                    -----------------------
                                                                      99,103        161,617
Less: Accumulated depreciation and amortization                       57,353        119,278
                                                                    -----------------------
                                                                      41,749         42,339
Property acquired under capital leases, net of
accumulated amortization                                               7,686          9,617
                                                                    -----------------------
                                                                     $49,436        $51,956
                                                                    -----------------------


NOTE 9 - INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                                          May 31,
(In thousands)                                                    1996              1995
- -----------------------------------------------------------------------------------------
Customer base                                                   $ 93,012          54,951
Trademarks                                                        28,273               -
Goodwill and other intangibles                                   145,538          90,990
                                                                ------------------------
                                                                 266,823         145,941
Less:  Accumulated amortization                                   43,768          40,710
                                                                ------------------------
                                                                $223,055        $105,231
                                                                ------------------------


Significant increase in intangible assets during fiscal 1996 is primarily due to the acquisition of MAPP (see Note 2).

NOTE 10 - SOFTWARE COSTS

The following table sets forth information regarding the Company's software costs for the years ended May 31, 1996, 1995 and 1994:

 (in thousands)                                                1996          1995          1994
- ------------------------------------------------------------------------------------------------
Unamortized software costs                                   $8,840       $16,681       $14,475
Capitalization of internally developed software               6,872         4,880         6,163
Research and development primarily associated with
software development                                          8,834         7,665         4,708
Software amortization expense                                 5,920         4,766         3,126


In fiscal 1996, as part of a restructuring, impairment and merger charge, the Company wrote down software of approximately $6.7 million to reduce the carrying value of certain software to net realizable value. The Company capitalizes costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards No. 86, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis and has been recognized for those products available for market based on the products' estimated economic lives, not to exceed 5 years.


NOTE 11 - MORTGAGE AND OTHER DEBT PAYABLE

The Company has financing on its headquarters building consisting of a mortgage at a 9.375% fixed rate due in January 1997. Principal payments due in the fiscal year ending May 31, 1997 are $10,936,000. The carrying amount of the mortgage payable approximates its fair value.

The Company also has a line of credit with an outstanding balance of $30,000,000 at May 31, 1996. This credit facility accrues interest, payable monthly, equal to a base rate plus an applicable margin (5.7% at May 31, 1996) with the principal payment due on June 28, 1996. Subsequent to the end of the fiscal year, this amount was renewed for another 60 days.

NOTE 12 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

                                                                              May 31,
(in thousands)                                                         1996               1995
- -------------------------------------------------------------        -------            -------
Trade accounts payable                                               $14,959             $9,563
Accrued compensation and benefits                                      7,532              7,268
Accrued restructuring and merger expenses                              8,343                 -
Other accrued liabilities                                             17,727             14,615
                                                                     --------------------------
                                                                     $48,561            $31,446
                                                                     --------------------------



NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

The Company is party to a number of other claims and lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact upon the Company's financial position, liquidity or results of operations.

In fiscal year 1996, the Company entered into a $50,000,000 committed line of credit to fund the Company's acquisition requirements and a $10,000,000 uncommitted line of credit to fund working capital requirements. The lines of credit are not secured. The agreements require the Company to maintain certain financial ratios and contain other restrictive covenants. As of May 31, 1996, the Company was in compliance with all such covenants. The committed line of credit expires in 1999. Subsequent to May 31, 1996, the Company's Global Payment Systems subsidiary entered into a committed $60,000,000 line of credit. The line of credit automatically reduces to $50,000,000 on the first anniversary of the agreement.

As of May 31, 1996, the Company processed credit card transactions for approximately 90,000 direct merchant locations. The Company's merchant customers have liability for charges disputed by cardholders. However, in the case of merchant fraud, or insolvency or bankruptcy of the merchant, the Company may be liable for any of such charges disputed by cardholders. The Company requires cash deposits and other types of collateral by certain merchants to minimize any such contingent liability. In addition, the Company believes that the diversification of its merchant portfolio among industries and geographic regions minimizes its risk of loss. Based on its historical loss experience, the Company has established reserves for estimated losses on transactions processed through May 31, 1996 (See also Note 15). In the opinion of management, such reserves for losses are adequate.

In connection with the Company's acquisition of merchant credit card operations of banks, the Company has also entered into depository and processing agreements ("the Agreements") with certain of the banks. These Agreements allow the Company to use the banks' "Bank Identification Number" to clear credit card transactions through VISA and MasterCard. Certain of the Agreements contain financial covenants, and the Company was in compliance with all such covenants as of May 31, 1996.


NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures for the years ended May 31, 1996, 1995 and 1994 are as follows:


(in thousands)                                                    1996           1995           1994
- -----------------------------------------------------------------------------------------------------
Income taxes, net of refunds                                     $9,331         $7,877         $3,529
Interest                                                          3,306          2,150          1,870


In fiscal 1996, 1995 and 1994, the Company acquired various businesses that were accounted for as purchases (see also Note 2). In conjunction with these transactions, liabilities were assumed as follows:

(in thousands)                                                   1996           1995           1994
- -----------------------------------------------------------------------------------------------------
Fair value of assets acquired                                  $181,575        $54,714           $400
Cash paid for acquisitions                                      140,779         42,621            400
Notes and deferred payments                                       9,392          3,506              -
Liabilities assumed                                              31,404          8,587              -

NOTE 15  - PROVISION FOR BAD DEBT, SALES ALLOWANCES AND OPERATIONAL LOSSES

The Company establishes reserves for bad debts based upon analyses of its trade accounts receivable aging and any identified collection issues.

Reserves are established for sales returns and allowances based principally on historical and projected experiences and any identified return issues.

The Company processes VISA and MasterCard charges for its direct merchant customers. The Company's customers have liability for the charges disputed by the cardholders, based on VISA and MasterCard rules and regulations. However, in the case of merchant fraud, insolvency or bankruptcy by the merchant, the Company may be liable for any such charges disputed by the cardholder. The Company recognizes revenue based on a percentage of the gross amount charged and has a potential liability for the full amount of the charge. The Company establishes reserves for operational losses based on historical and projected experiences concerning such charges. (See Note 13 for further description of contingencies).

The following table details the amounts charged to expense for the above activities:




                                                               Fiscal Year Ended May 31,
(in thousands)                                           1996            1995           1994
- ---------------------------------------------------------------------------------------------
Bad Debt                                               $4,725          $  850         $1,067
Sales Returns and Allowances                            2,650           3,888          3,498
Operation Losses                                          752             774            787
                                                       -------------------------------------
                                                       $8,127          $5,512         $5,352
                                                       -------------------------------------


In fiscal 1996, CIS recorded one-time charges in the amount of $2.8 million to adjust accounts receivable balances to their net realizable value. The Company made two acquisitions of check guarantee businesses in the first part of fiscal year 1995. Similar to the credit card business, the Company charges its merchants a percentage of the gross amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the
checkwriter's bank.   As a result of these acquisitions, the Company also
incurs operational charges in this line of business. The Company has the right to collect the full amount of the check from the checkwriter but has not historically recovered 100% of the guaranteed checks. The Company establishes reserves for this activity based upon historical and projected loss experiences. Expenses of $7,120,000 and $4,648,000 were recorded for fiscal 1996 and 1995, respectively.

NOTE 16 - RELATED PARTY TRANSACTIONS


During fiscal 1996, Global, a subsidiary of the Company, purchased MAPP from MasterCard International (see Note 2). In addition, MasterCard International holds a 7.5% minority interest in Global Payment Systems. There are agreements in place for MasterCard International to provide certain services for the MAPP business unit during the transition period. There was a net receivable of $1,328,000 at May 31, 1996, consisting of accounts receivable of $4,763,000 less accounts payable of $3,435,000.


NOTE 17 - QUARTERLY CONSOLIDATED FINANCIAL INFORMATION  (UNAUDITED)




(in thousands except per share data)                               Quarter Ended
                                            Aug. 31          Nov. 30          Feb. 29           May 31
                                            -------          -------          -------           ------
Fiscal Year 1996
Revenue                                      $78,290          $78,064          $77,622          $91,827
Operating Income                               8,079           10,002            8,323          (38,238)
Net Income                                     4,854            6,775            5,964          (26,051)
Earnings per share                               .18              .25              .22             (.94)

Fiscal Year 1995
Revenue                                      $63,626          $68,743          $70,551          $75,163
Operating Income                               5,585            6,485            7,150            9,206
Net Income                                     3,581            4,177            4,707            5,956
Earnings per share                               .16              .18              .20              .25


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and
Board of Directors of
National Data Corporation:

         We have audited the accompanying consolidated balance sheets of National Data Corporation (a Delaware corporation) and subsidiaries as of May 31, 1996 and 1995, and the related consolidated statements of income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Data Corporation and subsidiaries as of May 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1996 in conformity with generally accepted accounting principles.



/s/  Arthur Andersen LLP
     Atlanta, Georgia
     July 12, 1996

                           NATIONAL DATA CORPORATION
                            CONSOLIDATED SCHEDULE V
                        VALUATION & QUALIFYING ACCOUNTS



- ----------------------------------------------------------------------------------------------------------
(In Thousands)

Column A                             Column B             Column C               Column D        Column E
                                                      1              2
                                    Balance at    Charged to                   Uncollectible     Balance a
                                    Beginning      Cost and      Acquired         Accounts          End
Description                         of Period      Expenses      Balances        Write-off       of Period
     Trade Receivable Allowances:
May 31, 1994                          $1,370        $3,150          $12           $3,060          $1,472
May 31, 1995                           1,472         4,425          365            4,540           1,722
May 31, 1996                           1,722         4,398            -            3,687           2,433


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE

We have audited in accordance with generally accepted auditing standards, the financial statements included in National Data Corporation's annual report to shareholders in this Form 10-K, and have issued our report thereon dated July 12, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index on page 22 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





Atlanta, Georgia
July 12, 1996

                           NATIONAL DATA CORPORATION
                                   FORM 10-K
                               INDEX TO EXHIBITS




Exhibit
Numbers                                 Description

10(i)            Operating Agreement of Global Payment Systems LLC

10(ii)           Registration Rights Agreement

10(iii)          Credit Agreement

10(iv)           Credit Agreement

10(vii)          1995 Non-Employee Director Compensation Plan

(21)             Subsidiaries of the Registrant
                 (included in Appendix A).

(23)             Consent of Independent Public Accountants
                 (included in Appendix A).

(27)             Financial Data Schedule (for SEC use only)


                                                                      Exhibit 21
                       Subsidiaries of the Registrant

     The Registrant had the following subsidiaries at May 31, 1996, each of which was wholly-owned by the Registrant, except as noted below:



                                                      Jurisdiction of
         Name                                         Incorporation
     --------------------------------------------------------------------------
     National Data Payment Systems, Inc.              New York
     Modular Data, Inc.                               Delaware
     NDC Federal Systems, Inc.                        Delaware
     NDC International, Ltd.                          Georgia
     National Data Realty, Inc.                       Georgia
     National Data Corporation of Canada, Ltd.        Canada
     NDC/Yes Check, Inc.  (Note 1)                    Georgia
     NDC Check Services, Inc.                         Illinois
     Zadall Systems Group, Inc.                       Texas
     Learned-Mahn, Inc.                               Idaho
     NDPS Comerica Alliance, LLC (Note 2)             Delaware
     Global Payment Systems LLC  (Note 3)             Georgia
     Global Payment Holding Company                   Delaware
     GPS Holding Limited Partnership                  Georgia
     Global Payment Systems of Canada, Ltd.           Canada
     C.I.S. Technologies, Inc.                        Delaware
     C.I.S., Inc.                                     Oklahoma
     AMSC, Inc.                                       Florida
     AMSC Midwest, Inc.                               Florida
     ClinLab, Inc.                                    Florida




     Note 1.  NDC/Yes Check, Inc. is 80% owned by the
              Registrant
     Note 2. NDPS Commercial Alliance, LLC is 51% owned by the Registrant
     Note 3. Global Payment Systems LLC is 92.5% owned by the Registrant