Form 10-Q
period 1996-08-31
NATIONAL DATA CORP
filed 1996-10-07
CIK 70033

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington,  D.C.  20549

                                   Form 10-Q

     [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                     For Quarterly Period Ended August 31, 1996.
                                               -----------------

                                       OR

     [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.  001-12392
                                              ---------

                           NATIONAL DATA CORPORATION
                           -------------------------
               (Exact name of registrant as specified in charter)

                  DELAWARE                        58-0977458
               --------------                   --------------
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)           Identification No.)

     National Data Plaza, Atlanta, Georgia         30329-2010
     -------------------------------------       --------------
     (Address of principal executive offices)     (Zip Code)

     Registrant's telephone number, including area code 404-728-2000
                                                        ------------

                                      NONE
                -----------------------------------------------
            (Former name, former address and former fiscal year, if
                            changed since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               Common Stock, Par Value $.125 - 26,088,122 shares
            ------------------------------------------------------
                      Outstanding as of September 30, 1996
                  -------------------------------------------

CONSOLIDATED  STATEMENTS  OF  INCOME
NATIONAL DATA CORPORATION
(in thousands except per share data)

-------------------------------------------------------------------------------------------------------------

                                                                            Three Months Ended August 31,
                                                                          -----------------------------------
                                                                               1996             1995 *
                                                                          ---------------  ----------------
Revenue                                                                    $     101,164     $      78,290
-------------------------------------------------------------------------------------------------------------

Operating Expenses:
     Cost of service                                                              49,076            39,435
     Sales, general and administrative                                            38,154            30,776
-------------------------------------------------------------------------------------------------------------
                                                                                  87,230            70,211
-------------------------------------------------------------------------------------------------------------

Operating income                                                                  13,934             8,079
-------------------------------------------------------------------------------------------------------------
Other income (expense):
     Interest and other income                                                       319             1,141
     Interest and other expense                                                     (935)             (914)
     Minority interest                                                              (498)             (116)
-------------------------------------------------------------------------------------------------------------
                                                                                  (1,114)              111
-------------------------------------------------------------------------------------------------------------

Income before income taxes                                                        12,820             8,190
Provision for income taxes                                                         4,615             3,336
-------------------------------------------------------------------------------------------------------------
     Net income                                                            $       8,205    $        4,854
                                                                          -----------------------------------


Earnings per common and common equivalent shares                            $       0.30    $         0.18
                                                                          -----------------------------------






* All prior period amounts have been restated to reflect the 1996 merger with CIS in a pooling transaction.

See Notes to Unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NATIONAL DATA CORPORATION

(in thousands)

-------------------------------------------------------------------------------

                                                                                     Three Months Ended August 31,
                                                                                 --------------------------------------
                                                                                       1996                 1995 *
                                                                                       ----                 ----
Cash flows from operating activities:
   Net income                                                                    $          8,205       $         4,854
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                                        4,450                 4,760
       Amortization of acquired intangibles and goodwill                                    2,806                 2,598
       Provision for bad debts                                                                416                   249
       Changes in working capital which provided (used)
             cash, net of the effects of acquisitions                                       4,389               (11,824)
                                                                                 ---------------------------------------
   Net cash provided by operating activities                                               20,266                   637
                                                                                 ---------------------------------------
Cash flows from investing activities:
   Capital expenditures                                                                    (3,566)               (3,866)
   Business acquisitions, net of cash acquired                                               (449)               (9,943)
   Decrease in investments and other non-current assets                                         -                   300
                                                                                 ---------------------------------------
   Net cash used in investing activities                                                   (4,015)              (13,509)
                                                                                 ---------------------------------------
Cash flows from financing activities:
   Borrowings (repayments) under lines of credit                                          (15,000)                  584
   Payments on notes and earn-out payable                                                     (28)               (1,875)
   Principal payments under mortgage, capital lease
     arrangements and other long-term debt                                                   (985)               (1,009)
   Net proceeds from sale of common stock                                                       -                63,652
   Net proceeds from the issuance of stock
     under employee stock plans                                                               650                 1,362
   Issuance of term note                                                                        -                 1,250
   Dividends paid                                                                               -                (1,697)
                                                                                 ---------------------------------------
   Net cash provided by (used in) financing activities                                    (15,363)               62,267
                                                                                 ---------------------------------------
Increase in cash and cash equivalents                                                         888                49,395
Cash, beginning of period                                                                   9,768                41,573
                                                                                 ---------------------------------------
Cash, end of period                                                              $         10,656       $        90,968
                                                                                 =======================================

Supplemental schedule of noncash investing and financing activities:
   Capital leases entered into in exchange for property and equipment            $            675       $           332
                                                                                 =======================================
   Interest paid                                                                 $            772       $           444
                                                                                 =======================================
   Income taxes paid                                                             $          1,597       $         6,288
                                                                                 =======================================

* All prior period amounts have been restated to reflect the 1996 merger with CIS in a pooling transaction.

See Notes to Unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
NATIONAL DATA CORPORATION

(in thousands except share data)

===============================================================================

                                                                                                  August 31,           May 31,
                                                                                                     1996               1996
                                                                                                -------------       -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                     $   10,656          $    9,768
  Accounts receivable (less allowances of $2,336 and $2,433)                                        66,722              61,618
  Deferred income taxes                                                                              1,000               1,000
  Inventory                                                                                          2,652               1,869
  Prepaid expenses and other current assets                                                          4,319               7,152
                                                                                                -----------         -----------
      Total current assets                                                                          85,349              81,407
                                                                                                -----------         -----------

Property and equipment, net                                                                         49,220              49,436
Acquired intangibles and goodwill, net                                                             220,640             223,055
Deferred income taxes                                                                               11,655              11,505
Other                                                                                                2,553               2,636
                                                                                                -----------         -----------

Total Assets                                                                                    $  369,417          $  368,039
                                                                                                ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                                     $    54,149         $    48,561
  Line of credit payable                                                                            15,000              30,000
  Notes and earn-out payable                                                                         1,479               1,637
  Income taxes payable                                                                               4,715               1,548
  Obligations under capital leases                                                                   3,229               3,011
  Mortgage payable                                                                                  10,892              10,936
  Deferred income                                                                                    5,125               5,996
                                                                                                -----------         -----------
      Total current liabilities                                                                     94,589             101,689
                                                                                                -----------         -----------

Notes payable on acquired businesses                                                                 3,103               3,138
Obligations under capital leases                                                                     4,121               4,439
Other long-term liabilities                                                                          5,629               5,747
                                                                                                -----------         -----------
      Total liabilities                                                                            107,442             115,013
                                                                                                -----------         -----------

Minority interest in equity of subsidiaries                                                         19,841              19,727
Commitments and contingencies                                                                            -                   -

Shareholders' Equity:
  Preferred stock, par value $1.00 per share, 1,000,000 shares authorized; none issued                   -                   -
  Common stock, par value $.125 per share, 60,000,000 shares authorized; 26,018,582
    and 25,962,939 shares issued and outstanding, respectively.                                      3,253               3,246
  Capital in excess of par value                                                                   169,377             168,732
  Retained earnings                                                                                 70,421              62,216
  Cumulative translation adjustment                                                                   (831)               (753)
                                                                                                -----------         -----------
                                                                                                   242,220             233,441
Less:     Deferred compensation                                                                        (86)               (142)
                                                                                                -----------         -----------
      Total Shareholders' Equity                                                                   242,134             233,299

Total Liabilities and Shareholders' Equity                                                      $  369,417          $  368,039
                                                                                                ===========         ===========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                   -----------------------------------------
                              FINANCIAL STATEMENTS
                              --------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The financial statements included herein have been prepared by the Company,
without audit,   pursuant to the rules and regulations of the Securities and
Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In addition, certain reclassifications have been made to the fiscal 1996 consolidated financial statements to conform to the fiscal 1997 presentation. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended May 31, 1996.

In the opinion of management, the information furnished reflects all adjustments necessary to present fairly the financial position, results of operations, and cash flows for such interim periods.


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

The primary and fully diluted number of common and common equivalent shares outstanding is as follows (in thousands):

                       Quarter Ended August 31,
                           1996       1995
                         --------   --------
     Primary             27,723      26,959
     Fully Diluted       27,800      27,044

NOTE 3 - SUBSEQUENT EVENT:

On October 1, 1996, the Company acquired all of the capital stock of Equifax Healthcare EDI Services, Inc. ("Health EDI"). The stock was purchased from Equifax Healthcare Information Services, Inc., a wholly-owned subsidiary of Equifax, Inc. pursuant to a Stock Purchase Agreement dated as of September 3, 1996. The purchase price paid for the transfer of Health EDI's shares was $46,701,422 (subject to a final purchase price adjustment pursuant to the terms of the Stock Purchase Agreement).

The acquisition of Health EDI will be accounted for using the purchase method of accounting. The net value of the assets acquired was approximately $2,622,000 creating an excess of cost over tangible assets of $44,079,286. It is estimated that the goodwill and intangibles resulting from the acquisition will be amortized over an approximate weighted average period of 25 years. The Company is in the process of receiving an independent appraisal of the value of the assets acquired. The Company intends to make an IRS Section 338(h)(10) election for income tax reporting purposes.

Health EDI provides transaction processing, primarily in the health care industry, of insurance claims, eligibility and benefit verification, remittance advice, managed care transactions, check guarantee and credit card transactions. The Company intends to continue the same or similar use of the net assets of Health EDI.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

  The following table sets forth, for the three months ended August 31, 1995 and 1996, selected amounts from the Company's consolidated statements of income and such amounts as a percentage of total revenue:

                                               THREE MONTHS ENDED AUGUST 31,
                                               ---------------------------------
                                                    1995             1996
                                               ---------------------------------
                                                   (DOLLARS IN MILLIONS)
Revenue:
  Health Care................................. $   35.9     46% $   38.1     38%
  Integrated Payment Systems..................     25.7     33      31.9     32
  Global Payment Systems......................     16.7     21      31.2     30
                                               --------  -----  --------  -----
    Total revenue.............................     78.3    100     101.2    100
Cost of Service:
  Operations..................................     29.3     37      38.4     38
  Depreciation and amortization...............      6.5      8       6.5      7
  Hardware sales..............................      3.6      5       4.2      4
                                               --------  -----  --------  -----
    Total cost of service.....................     39.4     50      49.1     49
                                               --------  -----  --------  -----
    Gross margin..............................     38.9     50      52.1     51
Sales, general and administrative.............     30.8     39      38.2     38
                                               --------  -----  --------  -----
    Operating margin..........................      8.1     10      13.9     14
Interest and other income.....................      1.1      1       0.3    --
Interest and other expense....................     (0.9)    (1)     (0.9)    (1)
Minority interest.............................     (0.1)   --       (0.5)   --
                                               --------  -----  --------  -----
Income before income taxes....................      8.2     10      12.8     13
Provision for income taxes....................      3.3      4       4.6      5
                                               --------  -----  --------  -----
Net income.................................... $    4.9      6% $    8.2      8%
                                               ========  =====  ========  =====
Earnings per share............................ $    .18    --   $    .30    --
                                               ========  =====  ========  =====


 REVENUE

  Total revenue for the first quarter of fiscal 1997 was $101.2 million, an increase of $22.9 million (29%) from $78.3 million in the same period in fiscal 1996. The revenue increase was the result of increased revenue in Global Payment Systems, $14.5 million (87%); Integrated Payment Systems, $6.2 million (24%); and Health Care, $2.2 million (6%).

  HEALTH CARE. Revenue for the first quarter of fiscal 1997 increased 6% as compared to the same period in fiscal 1996 as a result of increases in electronic claims processing, increases in revenue due to a change in product mix of pharmacy systems, and the impact of acquisitions completed after the first quarter of fiscal 1996. This increase was offset in part by a decline in revenue resulting from a non-recurring revenue item recognized by CIS in the first quarter of fiscal 1996.

  INTEGRATED PAYMENT SYSTEMS. Integrated Payment Systems revenue, consisting of the direct payment services and the check guarantee businesses, increased 24% in the first quarter of fiscal 1997 compared to the same period in fiscal 1996. This increase was due primarily to higher volume of merchant sales processed, which resulted in part from an alliance established with a financial institution in March 1996.

  GLOBAL PAYMENT SYSTEMS. Revenue increased 87% in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 primarily due to the acquisition of the Merchant Automated Point-of-Sale Program business ("MAPP") on April 1, 1996. In addition, this increase reflected growth in the Company's existing credit card processing business. This increase was partially offset by decreased information systems and services revenue.

 COSTS AND EXPENSES

  Total cost of service for the first quarter of fiscal 1997 was $49.1 million, an increase of $9.6 million (24%) from the same period in fiscal 1996. Total cost of service as a percentage of revenue decreased to 49% in the first quarter of fiscal 1997 from 50% for the same period in fiscal 1996. Cost of operations increased $9.1 million (31%) in the first quarter of fiscal 1997 over the same period in fiscal 1996 as a result of increased operating costs related to the MAPP acquisition. Depreciation and amortization as a percentage of revenue decreased to 7% in the first quarter of fiscal 1997 compared to 8% in the first quarter of fiscal 1996. Hardware costs increased 15% in the first quarter of fiscal 1997 over the same period in fiscal 1996 as a result of increased sales of hardware for pharmacy practice management systems.

  Gross margin increased to 51% in the first quarter of fiscal 1997 from 50% in the first quarter of fiscal 1996 principally as a result of improved operating efficiencies and leveraging of the Company's fixed investments.

  Sales, general and administrative expense was $38.2 million in the first quarter of fiscal 1997, an increase of $7.4 million (24%) from the same period in fiscal 1996; however, as a percentage of revenue, these expenses decreased to 38% in the first quarter of fiscal 1997 from 39% in the first quarter of fiscal 1996. The increase was primarily due to increased product development and sales and marketing expansion programs in existing and acquired businesses.

 INTEREST AND OTHER INCOME

  Interest and other income for the first quarter of fiscal 1997 was $0.3 million, a decrease of $0.8 million (72%) from the same period in fiscal 1996. This decrease was primarily the result of lower interest earnings due to less average funds invested in short-term investments and marketable securities. The cash balances at the end of the first quarter of fiscal 1996 were used to fund acquisitions later in fiscal 1996.

 INTEREST AND OTHER EXPENSE

  Interest and other expense for the first quarter of fiscal 1997 was relatively constant from the same period in fiscal 1996.

 MINORITY INTEREST

  Minority interest was $0.5 million for the first quarter of fiscal 1997, an increase of $0.4 million (329%) from the same period of fiscal 1996. The increase was primarily attributable to the establishment of an alliance with a financial institution in March 1996.

 INCOME TAXES

  The provision for income taxes, as a percentage of taxable income, was 36% and 40% for the first quarter of fiscal 1997 and 1996, respectively. This decrease was attributable to differences in the tax treatment of certain items associated with CIS prior to the acquisition.

 NET INCOME

  Net income for the first quarter of fiscal 1997 was $8.2 million, an increase of $3.4 million (69%), as compared to the same period in fiscal 1996. Earnings per share for the first quarter of fiscal 1997 and fiscal 1996 were $0.30 and $0.18, respectively. The fully diluted number of common and common equivalent shares outstanding for the first quarter of fiscal 1997 was 27,800,000, an increase of 756,000 (3%) as compared to the same period in fiscal 1996, due to options granted and shares issued under the Company's stock purchase and stock option plans.

 LIQUIDITY AND CAPITAL RESOURCES

  On August 31, 1996, the Company and its subsidiaries had cash and cash equivalents totaling $9.8 million. NDC has an unsecured $50.0 million revolving line of credit which expires in May 1999. The Company's Global Payment Systems subsidiary has an unsecured $60.0 million revolving line of credit which expires in July 1999. The Global revolving line of credit automatically reduces to $50.0 million on the first anniversary of the credit agreement. As of August 31, 1996, there were $15.0 million and no amounts outstanding under the NDC and Global facilities, respectively.

  For the first quarter of fiscal 1997, capital expenditures aggregated $3.6 million and were used primarily for software development related to product enhancement.

  Net cash provided by operating activities was $20.3 million for the first quarter of fiscal 1997. Cash flows from operations for the same period of fiscal 1997, consisting of net income adjusted for depreciation, amortization and provision for bad debts, totaled $15.9 million. A $4.4 million change in working capital resulted from changes in net merchant processing funds provided and increases in accounts payable and accrued liabilities, offset by increases in accounts receivable. These funds, provided by changes in merchant processing working capital, reflect normal fluctuations in the timing of credit card sales processed. The increases in accounts payable and accounts receivable are primarily due to acquisitions. Cash used in investing activities for the first quarter of fiscal 1997 was $4.0 million. Net cash used in financing activities was $15.4 million for the first quarter of fiscal 1997, reflecting repayments totaling $15.0 million on the Company's line of credit. In the first quarter of fiscal 1997, no significant acquisition activities were consummated; however, Health EDI was acquired on October 1, 1996, for a purchase price of $47.0 million.

                                    Part II

ITEM 1 - PENDING LEGAL PROCEEDINGS
----------------------------------

None


ITEM 2 - CHANGES IN SECURITITES
--------------------------------

None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None


ITEM 5 - OTHER INFORMATION
--------------------------

None


ITEM 6 - EXHIBITS AND REPORTS FILED ON FORM 8-K
-----------------------------------------------

(a) National Data Corporation's Current Report on Form 8-K dated May 31, 1996, filed June 15, 1996, relating to the merger of CIS Technologies, Inc. ("CIS") (CIS File No. 0-15457) into a subsidiary of the Registrant. The following documents were incorporated by reference:

        (1)  CIS' Annual Report on Form 10-K for the year ended
             December 31, 1995.

        (2) CIS' Current Reports on Form 8-K dated April 15, 1996 and April 26, 1996.

        (3) CIS' Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996.

     Pro Forma Condensed Combined Financial Data was incorporated by reference from pages 43 through 45 of the Proxy Statement/Prospectus filed as part of the Registrant's Registration Statement on Form S-4 (Registration No. 333-2705).

     The Agreement and Plan of Merger, dated April 15, 1996 (filed as Annex A to the Proxy Statement/Prospectus filed as part of the Registrant's Registration Statement on Form S-4 (Registration No. 333-2705) filed April 22, 1996, as amended on April 30, 1996 was incorporated by reference as
     Exhibit 2.1.

(b)  Exhibits:

      Exhibit 27 - Financial Data Schedule

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    National Data Corporation
                                    -------------------------
                                         (Registrant)


Date:   October 7, 1996             By:  /s/ M.P. Stevenson, Jr.
        -------------------         ----------------------------
                                    M.P. Stevenson, Jr.
                                    Interim Chief Financial Officer