Form 10-K/A
period 1996-05-31
NATIONAL DATA CORP
filed 1996-10-29
CIK 70033

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                     For the fiscal year ended May 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
               For the transition period from __________ to _________.

                         Commission File No.  001-12392

                            NATIONAL DATA CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                     58-977458
(State or other jurisdiction of                     (I.R.S.  Employer
 incorporation or organization)                     Identification No.)

     National Data Plaza
       Atlanta, Georgia                                30329-2010
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code:(404) 728-2000

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

                                      None
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No ___.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

               Document                                          Form 10-K

     Portions of the Company's Definitive Proxy                   Part III
     Statement relating to the 1996 Annual Meeting of Stockholders to be held on October 24, 1996

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

(ii) Registration Rights Agreement dated April 1, 1996 between Global Payment Systems LLC and MasterCard International Incorporated.

(iii) Credit Agreement dated as of July 16, 1996 between Global Payment Systems LLC and the First National Bank of Chicago, as Agent.

(iv) Credit Agreement dated as of May 31, 1996 between the Registrant and Wachovia Bank of Georgia, N.A., as Agent.

(iv)(a) Amendment No. 1, effective as of May 31, 1996, to Credit Agreement dated as of May 31, 1996 between the Registrant and Wachovia Bank of Georgia, N.A., as Agent.

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

(xi) 1983 Restricted Stock Plan, as amended (incorporated by reference from
Exhibit 10 to the Registrant's Registration Statement on form S-8, No. 333-
05451).

(xii)     1987 Stock Option Plan, as amended (incorporated by reference from
Exhibit 10 to the Registrant's Registration Statement on form S-8, No. 333-
05449).

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

                                               NATIONAL DATA CORPORATION


                              By: /s/ E. Michael Ingram
                              E. Michael Ingram, General Counsel and Secretary


                              By: /s/ M. P. Stevenson
                              M. P. Stevenson,  Interim Chief Financial Officer

   Date:   October 29, 1996

                            NATIONAL DATA CORPORATION
                                    FORM 10-K
                                INDEX TO EXHIBITS



Exhibit
Numbers             Description

10(i)          Operating Agreement of Global Payment Systems LLC  **

10(ii)         Registration Rights Agreement **

10(iii)        Credit Agreement dated July 16, 1996 **

10(iv)         Credit Agreement dated May 31, 1996 **

10(iv)(a) Amendment No. 1, effective as of May 31, 1996

21        Subsidiaries of the Registrant **
          (included in Appendix A).

23        Consent of Independent Public Accountants **
          (included in Appendix A).

27        Financial Data Schedule (for SEC use only) **





** - Exhibit originally filed with the Registrant's Form 10-K on August 29, 1996 are not affected by this Form 10-K/A.