Form 10-Q
period 1996-11-30
NATIONAL DATA CORP
filed 1997-01-14
CIK 70033

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington,  D.C.  20549

                                 FORM 10-Q

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For Quarterly Period Ended November 30, 1996.
                                         ------------------

                                    OR

     [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File No.  001-12392
                                       ---------
                         NATIONAL DATA CORPORATION
                        --------------------------
            (Exact name of registrant as specified in charter)

              DELAWARE                            58-0977458
            --------------                       ------------
     (State or other jurisdiction of            (I.R.S.  Employer
     incorporation or organization)             Identification No.)

     National Data Plaza, Atlanta, Georgia            30329-2010
     -------------------------------------         ----------------
     (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code 404-728-2000
                                                   ------------

                                   NONE
          ------------------------------------------------------
          (Former name, former address and former fiscal year, if
                         changed since last year)

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

             Common Stock, Par Value $.125 - 26,375,753 shares
            ---------------------------------------------------
                    Outstanding as of December 31, 1996
                    --------------------------------------

CONSOLIDATED STATEMENTS OF INCOME
NATIONAL DATA CORPORATION


(in thousands except per share data)
-------------------------------------------------------------------

                                             Three Months Ended
                                                November 30,
                                        --------------------------
                                              1996         1995 *
                                        -------------   ---------

Revenue                                  $    102,575   $   78,064
-------------------------------------------------------------------

Operating Expenses:
     Cost of service                           49,092       39,222
     Sales, general and administrative         37,858       28,840
-------------------------------------------------------------------
                                               86,950       68,062
-------------------------------------------------------------------

Operating income                               15,625       10,002
-------------------------------------------------------------------
Other income (expense):
     Interest and other income                    910        1,190
     Interest and other expense                (1,401)        (875)
     Minority interest                           (186)         (79)
-------------------------------------------------------------------
                                                 (677)         236
-------------------------------------------------------------------

Income before income taxes                     14,948       10,238
Provision for income taxes                      5,381        3,463
-------------------------------------------------------------------
     Net income                          $      9,567    $   6,775
                                        --------------------------

Earnings per common and
  common equivalent shares               $       0.34   $     0.25
                                        --------------------------



* All prior period amounts have been restated to reflect the 1996 merger with CIS in a pooling transaction.

See Notes to Unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
NATIONAL DATA CORPORATION


(in thousands except per share data)
-------------------------------------------------------------------

                                              Six Months Ended
                                                 November 30,
                                        --------------------------
                                              1996         1995 *
                                        ------------  ------------

Revenue                                  $  203,739   $   156,354
-------------------------------------------------------------------

Operating Expenses:
     Cost of service                         98,168       78,657
     Sales, general and administrative       76,012       59,616
-------------------------------------------------------------------
                                            174,180      138,273
-------------------------------------------------------------------

Operating income                             29,559       18,081
-------------------------------------------------------------------
Other income (expense):
     Interest and other income                1,229        2,331
     Interest and other expense              (2,336)      (1,789)
     Minority interest                         (684)        (195)
-------------------------------------------------------------------
                                             (1,791)         347
-------------------------------------------------------------------

Income before income taxes                   27,768       18,428
Provision for income taxes                    9,996        6,799
-------------------------------------------------------------------
     Net income                          $   17,772   $   11,629
                                        --------------------------

Earnings per common and
  common equivalent shares               $     0.64   $     0.43
                                        --------------------------



* All prior period amounts have been restated to reflect the 1996 merger with CIS in a pooling transaction.

See Notes to Unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NATIONAL DATA CORPORATION
(in thousands)
--------------------------------------------------------------------------------

                                                    Six Months Ended November 30,
                                                    ----------------------------
                                                            1996         1995 *
                                                     --------------  ------------

Cash flows from operating activities:
 Net income                                             $   17,772  $   11,629
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                           9,368       9,389
     Amortization of acquired intangibles
           and goodwill                                      5,996       4,864
     Minority interest in earnings                             684         195
     Provision for bad debts                                   907         749
     Changes in working capital which provided (used)
       cash, net of the effects of acquisitions              2,010     (13,168)
                                                     ----------------------------
 Net cash provided by operating activities                  36,737      13,658
                                                     ----------------------------
Cash flows from investing activities:
 Capital expenditures                                       (8,003)     (7,314)
 Business acquisitions, net of cash acquired               (48,049)    (10,410)
 Decrease in investments and
   other non-current assets                                     25         349
                                                     ----------------------------
 Net cash used in investing activities                     (56,027)    (17,375)
                                                     ----------------------------
Cash flows from financing activities:
 Net borrowings (repayments) under lines of credit         (30,000)      1,819
 Payments on notes and earn-out payable                     (1,139)     (1,277)
 Principal payments under mortgage, capital lease
   arrangements and other long-term debt                    (3,917)     (3,115)
 Net proceeds from the issuance of long-term debt          139,682           -
 Net proceeds from sale of common stock                         -       63,652
 Net proceeds from the issuance of stock
   under employee stock plans                                5,267       4,185
 Issuance of term note                                          -        1,250
 Distributions to minority interests                          (970)          -
 Dividends paid                                             (3,919)     (3,418)
                                                     ----------------------------
 Net cash provided by financing activities                 105,004      63,096
                                                     ----------------------------
Increase in cash and cash equivalents                       85,714      59,379
Cash, beginning of period                                    9,768      41,598
                                                     ----------------------------
Cash, end of period                                     $   95,482  $  100,977
                                                     ----------------------------

Supplemental schedule of noncash investing and financing activities:
 Capital leases entered into in exchange for
   property and equipment                               $      675  $      399
                                                     ----------------------------
 Interest paid                                          $    1,649  $    1,763
                                                     ----------------------------
 Income taxes paid                                      $    8,441  $    8,102
                                                     ----------------------------


* All prior period amounts have been restated to reflect the 1996 merger with CIS in a pooling transaction.

See Notes to Unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
NATIONAL DATA CORPORATION

(in thousands except share data)
---------------------------------------------------------------------------

                                             November 30,        May 31,
                                                 1996             1996
                                            --------------   --------------

ASSETS
Current assets:
  Cash and cash equivalents                 $    95,482     $     9,768
  Accounts receivable (less allowances of
    $3,227 and $2,433)                           67,305          61,618
  Deferred income taxes                           1,300           1,000
  Inventory                                       1,924           1,869
  Prepaid expenses and other current assets       4,128           7,152
                                            -----------     -----------
      Total current assets                      170,139          81,407
                                            -----------      -----------
Property and equipment, net                      50,976          49,436
Acquired intangibles and goodwill, net          262,439         223,055
Deferred income taxes                            11,865          11,505
Other                                             6,106           2,636
                                            -----------      -----------

Total Assets                                $   501,525     $   368,039
                                            ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities  $    53,708     $    48,561
  Line of credit payable                              -          30,000
  Notes and earn-out payable                      1,453           1,637
  Income taxes payable                            3,130           1,548
  Obligations under capital leases                3,264           3,011
  Mortgage payable                               10,848          10,936
  Deferred income                                 5,115           5,996
                                            -----------     -----------
      Total current liabilities                  77,518         101,689
                                            -----------     -----------

Long-term debt                                  143,750              -
Notes payable on acquired businesses                  -           3,138
Obligations under capital leases                  3,238           4,439
Other long-term liabilities                       5,261           5,747
                                            -----------     -----------
      Total liabilities                         229,767         115,013
                                            -----------     -----------

Minority interest in equity of subsidiaries      19,441          19,727
Commitments and contingencies                         -               -

Shareholders' Equity:
  Preferred stock, par value $1.00 per share,
    1,000,000 shares authorized; none issued          -               -
  Common stock, par value $.125 per share,
    100,000,000 shares authorized; 26,362,202
    and 25,962,939 shares issued and
    outstanding, respectfully.                    3,295           3,246
  Capital in excess of par value                173,951         168,732
  Retained earnings                              76,148          62,216
  Cumulative translation adjustment                (281)           (753)
                                            -----------      -----------
                                                253,113         233,441
Less:     Deferred compensation                    (796)           (142)
                                            -----------      -----------
      Total Shareholders' Equity                252,317         233,299

Total Liabilities and Shareholders' Equity  $   501,525     $   368,039
                                            ===========      ===========

See Notes to Unaudited Condensed Consolidated Financial Statements.

               NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                          FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In addition, certain reclassifications have been made to the fiscal 1996 consolidated financial statements to conform to the fiscal 1997 presentation. All prior period amounts have been restated to reflect the 1996 merger with CIS Technologies, Inc. ("CIS") in a pooling transaction. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended May 31, 1996.

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

Fully diluted earnings per common and common equivalent share are computed by the same method as described for primary earnings per share except  that  the higher of (1) the ending market share price  for  the period or (2) the average market share price for the period is used to compute the fully diluted earnings per share, as compared to the
average  market  share price for primary earnings per share.   The convertible
notes (Note 3) have an antidilutive effect on earnings per share on a fully diluted basis; accordingly, the notes are excluded from earnings per share calculations. Earnings per share calculations are presented in the accompanying financial statements.

The primary and fully diluted number of common and common equivalent shares outstanding are as follows (in thousands):

              Quarter Ended November 30,      Six Months Ended November 30,
                 1996          1995              1996             1995
                 ----          ----              ----             -----

Primary        27,979         27,215            27,896           27,056
Fully Diluted  28,043         27,290            27,953           27,090


NOTE 3 - ISSUANCE OF LONG-TERM DEBT:

On November 6, 1996, the Company issued convertible notes ("the Notes"), providing $139,682,000 in proceeds, net of $4,068,500 in debt issuance
costs.   The issuance costs are included in Other Assets and are  being
amortized  over  the  life  of  the Notes.   The  Notes  are  unsecured
subordinated  obligations  of  the  Company,  $143,750,000   aggregated
principal amount, and will mature on November 1, 2003.   The Notes bear
interest at 5% per annum, and are convertible into approximately 2,750,000 shares of common stock at $52.23 per share at any time prior to maturity. Subsequent to November 1, 1999, the Notes are redeemable at the option of the Company, in whole or in part, initially at 102.857% and thereafter at prices declining to 100% at maturity, together with accrued interest.


NOTE 4 - SUBSEQUENT EVENT:

On December 31, 1996, the Company acquired the capital stock of Health Communication Services, Inc. ("HCS"). The stock was purchased from Consolidated Healthcare, Inc., a subsidiary of Blue Cross and Blue
Shield of Virginia, pursuant to a Stock Purchase Agreement ("Agreement") dated as of December 5, 1996. The net assets acquired consisted of tangible personal property, leased personal and real property, working capital, customer contracts, assembled work force and the goodwill of the business. The acquisition of Health Communication Services, Inc. will be accounted for using the purchase method of accounting.

HCS provides electronic data interchange ("EDI") services including electronic claims processing, remittance advice and funds transfers, and eligibility and benefit verification processing between health care participants, including hospitals, physicians and health care payors.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     The following table sets forth, for the second quarter of fiscal year 1997 and 1996, ended November 30, 1996 and 1995, respectively; selected amounts from the Company's consolidated statements of income and such amounts as a percentage of total revenue:

                                        ($ in Millions)
                                     FY 1997         FY 1996
                                 --------------   ---------------
                                     $      %        $       %
                                 -------  ----    ------    ----
Revenue:
   Health Care                  $   41.6    41% $   36.5      47%
   Integrated Payment Systems       31.5    31%     24.8      32%
   Global Payment Systems           29.5    28%     16.8      21%
                                 -------- -----  --------   -----
          Total Revenue            102.6   100%     78.1     100%

Cost of Service:
   Operations                       38.2    37%     29.2      37%
   Depreciation and Amortization     7.0     7%      6.1       8%
   Hardware Sales                    3.9     4%      3.9       5%
                                 -------- -----  --------   -----
          Total Cost of Service     49.1    48%     39.2      50%
                                 -------- -----  --------   -----
          Gross Margin              53.5    52%      38.9     50%

Sales, General and Administrative   37.9    37%      28.9     37%
                                 -------- -----  --------   -----
          Operating Margin          15.6    15%      10.0     13%

Interest and Other Income            0.9     1%       1.2      1%
Interest and Other Expense          (1.4)   (1%)     (0.9)    (1%)
Minority Interest                   (0.2)     -      (0.1)      -
                                 -------- -----  --------   -----
   Income Before Income Taxes       14.9    14%      10.2     13%

Provision for Income Taxes           5.3     5%       3.4      4%
                                 -------- -----  --------   -----
Net Income                       $    9.6    9%  $    6.8      9%
                                 ======== =====  ========   =====


     The first six months ended November 30, 1996 and 1995, compared to the same period last year is reflected as follows:

                                        ($ in Millions)
                                      FY 1997         FY 1996
                                 ---------------  ---------------
                                      $       %       $       %
                                 --------  -----  -------   -----
Revenue:
   Health Care                  $   79.5    39% $   72.4      46%
   Integrated Payment Systems       63.7    31%     50.5      33%
   Global Payment Systems           60.5    30%     33.5      21%
                                 -------- -----  --------   -----
          Total Revenue            203.7   100%    156.4     100%

Cost of Service:
   Operations                       76.8    37%     58.5      37%
   Depreciation and Amortization    13.3     7%     12.6       8%
   Hardware Sales                    8.0     4%      7.6       5%
                                 -------- -----  --------   -----
          Total Cost of Service     98.1    48%     78.7      50%
                                 -------- -----  --------   -----
          Gross Margin             105.6    52%     77.7      50%

Sales, General and Administrative   76.0    37%     59.6      38%
                                 -------- -----  --------   -----
          Operating Margin          29.6    15%     18.1      12%
                                 -------- -----  --------   -----
Interest and Other Income            1.2      -      2.3       1%
Interest and Other Expense          (2.3)   (1%)    (1.8)     (1%)
Minority Interest                   (0.7)     -     (0.2)       -
                                 -------- -----  --------   -----
Income Before Income Taxes          27.8    14%     18.4      12%
Provision for Income Taxes          10.0     5%      6.8       5%
                                 -------- -----  --------   -----
Net Income                      $   17.8     9% $   11.6       7%
                                 ======== =====  ========   =====


REVENUE

     Total revenue for the second quarter of fiscal 1997 was $102,575,000, an increase of $24,511,000 (31%) from $78,064,000 in the same period in fiscal 1996. The revenue increase was the result of increased revenue in Health Care, $4,901,000 (13%); Integrated Payment Systems, $6,936,000 (28%); and Global Payment Systems, $12,674,000 (76%).

     Total revenue for the six months ended November 30, 1996 was $203,739,000, an increase of $47,385,000 (30%) from $156,354,000 in the same period in fiscal 1996. The revenue increase was the result of increased revenue in Health Care, $7,068,000 (10%); Integrated Payment Systems, $13,122,000 (26%); and Global Payment Systems, $27,195,000 (81%).

     HEALTH CARE. Revenue, after the effects of the pooling transaction with CIS Technologies, Inc. ("CIS"), increased 13% in the second quarter and 10% for the six months ended November 30, 1996 as compared to the same periods in fiscal 1996. Revenue growth was a result of increases in electronic claims processing, increases in revenue from pharmacy system sales, and the impact of acquisitions completed after the first quarter of fiscal 1996. These increases were partially offset by a decline in revenue resulting from non-recurring revenue items recognized by CIS in the first six months of fiscal 1996.

     INTEGRATED PAYMENT SYSTEMS. Revenue increased 28% in the second quarter and 26% for the first six months of fiscal 1997 compared to the same periods last year. These increases were due primarily to higher volumes of merchant sales processed, which resulted from increased sales productivity and in part from an alliance established with a financial institution in April 1996.

     GLOBAL PAYMENT SYSTEMS. Revenue increased 76% in the second quarter and 81% for the six months ended November 30, 1996 primarily due to the acquisition of the Merchant Automated Point-of-Sale Program ("MAPP") on April 1, 1996.


COSTS AND EXPENSES

     Total cost of service for the second quarter of fiscal 1997 was $49,092,000, an increase of $9,870,000 (25%) from the same period in fiscal 1996. Cost of service for the six month period ending November 30, 1996 was $98,168,000, an increase of $19,511,000 (25%) from the same period last year. Total cost of service as a percentage of revenue decreased to 48% in the second quarter and first six months of fiscal 1997 from 50% for the same periods in fiscal 1996. Cost of operations increased $9,008,000 (31%) in the second quarter of fiscal 1997 and $18,327,000 (31%) for the first six months over the same periods in fiscal 1996 primarily as a result of increased operating costs related to the MAPP and other acquisitions completed after the first quarter of fiscal 1996. Cost of operations as a percentage of revenue remained constant at 37% for the second quarter and first six months of fiscal 1997. Depreciation and amortization as a percentage of revenue decreased to 7% in the second quarter and first six months of fiscal 1997 compared to 8% for the same periods last year. Hardware costs remained relatively consistent with the prior year periods.

     Gross margin increased to 52% from 50% in both the second quarter and six months ended November 30, 1996 principally as a result of improved operating efficiencies and leveraging of the Company's fixed investments.

     Sales, general and administrative expense was $37,858,000 in the second quarter of fiscal 1997, an increase of $9,018,000 (31%) from the same period in fiscal 1996; however, as a percentage of revenue, these expenses remained constant at 37% in the second quarters of fiscal 1997 and 1996. Sales, general and administrative expense increased $16,396,000 (28%) for the six month period ending November 30, 1996, while as a percentage of revenue, these expenses decreased to 37% from 38% for the same period last year. The increases in expenses were primarily due to increased product development and sales and marketing expansion programs in existing and acquired businesses. These increases were partially offset by cost reductions due to post-acquisition synergies.

INTEREST AND OTHER INCOME

     Interest and other income decreased $280,000 (24%) for the second quarter and $1,102,000 (47%) for the six months ending November 30, 1996 from the same periods last year. These decreases were primarily the result of lower interest earnings due to less average funds available for investment. The cash balances generated during the first six months of fiscal 1996 were used to fund acquisitions later in fiscal 1996.

INTEREST AND OTHER EXPENSE

     Interest and other expense increased $526,000 and $547,000 for the second quarter and six months ended November 30, 1996, respectively, due primarily to the issuance of $143,750,000 in long-term debt on November 6, 1996 (as discussed in Note 3).

MINORITY INTEREST

     The increases for the second quarter and six month periods ended November 30, 1996 were primarily attributable to the MAPP acquisition and the alliance established with a financial institution in April 1996.

INCOME TAXES

     The provision for income taxes, as a percentage of taxable income, was 36% and 34% for the quarters ended November 30, 1996 and 1995, respectively and 36% and 37% for the six month periods ended November 30, 1996 and 1995, respectively. The rate increase for the quarter is a result of lower tax exempt interest income. Year-to-date, this increase is offset by differences in the tax treatment of certain items associated with CIS prior to its acquisition by the Company.

NET INCOME

     Net income for the second quarter of fiscal 1997 was $9,567,000, an increase of $2,792,000 (41%), as compared to the same period in fiscal 1996. Earnings per share for the second quarter ended November 30, 1996 and 1995 were $0.34 and $0.25 respectively. The number of common and common equivalent shares outstanding for the second quarter of fiscal 1997 was 28,043,000, an increase of 753,000 (3%) as compared to the same period in fiscal 1996, due to options granted and shares issued under the Company's stock purchase and stock option plans.

     Net income for the first six months of fiscal 1997 was $17,772,000, an increase of $6,143,000 (53%), as compared to the same period in fiscal 1996. Earnings per share for the six months ended November 30, 1996 and 1995 were $0.64 and $0.43 respectively. The number of common and common equivalent shares outstanding for the second quarter of fiscal 1997 was 27,953,000, an increase of 863,000
(3%) as compared to the same period in fiscal 1996, due to options granted and shares issued under the Company's stock purchase and stock option plans.


LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $36,737,000 for the first six months of fiscal 1997 compared to $13,658,000 for the same period of fiscal 1996. Cash flows from operations (consisting of net income adjusted for depreciation, amortization, minority interest in earnings, and provision for bad debts) totaled $34,727,000, an increase of $7,901,000 (29%) over the same period last year. Fiscal 1997 changes in working capital provided an additional $15,178,000 from fiscal 1996, primarily due to the changes in net merchant processing funds and accounts payable. The fiscal 1997, $2,010,000 change in working capital resulted from changes in net merchant processing funds provided and increases in accounts payable and accrued liabilities, offset by increases in accounts receivable and estimated income tax payments due to higher income before taxes. The funds provided by changes in merchant processing working capital reflect normal fluctuations in the timing of credit card sales processed. The increases in accounts payable and accounts receivable are primarily due to the increased operating costs and increased revenue, respectively.

     Cash used for investing activities was $56,027,000 compared to $17,375,000 in the prior year. On October 1, 1996, the Company acquired the capital stock of Equifax Healthcare EDI Services, Inc. for $47,000,000. Capital expenditures aggregated $8,003,000 and were used primarily for software development related to product enhancement.

     Net cash provided by financing activities was $105,004,000 for the first six months of fiscal 1997. As discussed in Note 3, the Company completed a public issuance of long-term debt, providing $139,682,000 in proceeds, net of debt issuance costs. The cash provided by the issuance was partially offset by net repayments totaling $30,000,000 on the Company's line of credit and dividends of $3,919,000 paid in the six month period ending November 30, 1996. In fiscal year 1996, $63,096,000 was provided by financing activities, principally the result of the stock issuance under a secondary offering.

     On November 30, 1996, the Company had cash and cash equivalents totaling $95,482,000. NDC has an unsecured $50,000,000 revolving line of credit which expires in May 1999. The Company's Global Payment Systems subsidiary has an unsecured $60,000,000 revolving line of credit which expires in July 1999. The Global revolving line of credit automatically reduces to $50,000,000 on the first anniversary of the credit agreement, in July 1997. As of November 30, 1996, there were no amounts outstanding under either the NDC or Global facilities. The Company believes funds generated from operations along with the lines of credit and cash on hand is adequate to meet normal business operating needs, including future potential acquisitions.

                                PART II

ITEM 1 - PENDING LEGAL PROCEEDINGS

         None


ITEM 2 - CHANGES IN SECURITITES

         None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on October 24, 1996. At the annual meeting, the stockholders of the Company approved the following items:

     1. Election of two directors in Class I, Robert A. Yellowlees and James B. Edwards, to serve until the annual meeting of stockholders in 1999, or until their successors are duly elected and qualified;

     2. Amendment of the Company's Certificate of Incorporation to increase the number of shares of Common Stock of the Company authorized for issuance from 60,000,000 to 100,000,000.


ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)         Exhibits:

        Exhibit 27 - Financial Data Schedule

(b) National Data Corporation's Current Report on Form 8-K dated October 1, 1996, was filed October 7, 1996, and amended on October 30, 1996, relating to the acquisition of all the capital stock of Equifax Healthcare EDI Services, Inc. The following financial statements and pro forma financial information were filed in that document:

        (1) Equifax Healthcare EDI Services, Inc. Balance Sheets for the years ended June 30, 1996 and 1995.

        (2) Equifax Healthcare EDI Services, Inc. Statements of Operations for the years ended June 30, 1996 and 1995.

        (3) Equifax Healthcare EDI Services, Inc. Statements of Shareholder's Equity for the years ended June 30, 1996 and 1995.

        (4) Equifax Healthcare EDI Services, Inc. Statements of Cash Flows for the years ended June 30, 1996 and 1995.

        (5)  Notes to the Financial Statements.

        (6)  Report of Independent Public Accountants.

        (7) Unaudited Pro Forma Condensed Combined Balance Sheet as of August 31, 1996.

        (8) Unaudited Pro Forma Condensed Combined Income Statement for the fiscal year ended May 31, 1996.

        (9) Unaudited Pro Forma Condensed Combined Income Statement for the three months ended August 31, 1996.

        (10)      Notes to Unaudited Pro Forma Condensed Combined Financial
            Statements.

                              Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   National Data Corporation
                                   -------------------------
                                        (Registrant)


Date:   January 14, 1997           By:   /s/ M.P. Stevenson, Jr.
       ----------------                 -----------------------
                                   M.P. Stevenson, Jr.
                                   Interim Chief Financial Officer