Form 10-Q
period 1997-02-28
NATIONAL DATA CORP
filed 1997-04-14
CIK 70033

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington,  D.C.  20549

                                 Form 10-Q

     [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For Quarterly Period Ended February 28, 1997.
                                         ------------------

                                    OR

     [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File No.  001-12392
                                           ----------

                         NATIONAL DATA CORPORATION
                         -------------------------
            (Exact name of registrant as specified in charter)

             DELAWARE                                58-0977458
          --------------                          ----------------
        (State or other jurisdiction of         (I.R.S.  Employer
          incorporation or organization)         Identification No.)

     National Data Plaza, Atlanta, Georgia           30329-2010
     -------------------------------------          ------------
     (Address of principal executive offices)        (Zip Code)

     Registrant's telephone number, including area code 404-728-2000
                                                        ------------

                                   NONE
          -------------------------------------------------------
          (Former name, former address and former fiscal year, if
                         changed since last year)

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

             Common Stock, Par Value $.125 - 26,550,416 shares
           -----------------------------------------------------


                     Outstanding as of March 31, 1997
                      -------------------------------

CONSOLIDATED  STATEMENTS  OF  INCOME
NATIONAL DATA CORPORATION

(in thousands except per share data)
---------------------------------------------------------------------------
                                        Three Months Ended February 28, 29
                                         ---------------------------------
                                                1997         1996 *
                                           ------------   -----------
Revenue                                    $    111,974   $    77,622

Operating Expenses:
     Cost of service                             52,113        38,951
     Sales, general and administrative           42,263        30,348
---------------------------------------------------------------------------
                                                 94,376        69,299
---------------------------------------------------------------------------

Operating income                                 17,598         8,323
---------------------------------------------------------------------------
Other income (expense):
     Interest and other income                      772         1,451
     Interest and other expense                  (2,274)         (944)
     Minority interest                             (348)         (100)
---------------------------------------------------------------------------
                                                 (1,850)          407
---------------------------------------------------------------------------

Income before income taxes                       15,748         8,730
Provision for income taxes                        5,673         2,766
---------------------------------------------------------------------------
     Net income                             $    10,075    $    5,964
                                           ================================

Earnings per common and
  common equivalent share                   $      0.36    $     0.22
                                           ================================

Earnings per common and
  common equivalent share,
   assuming full dilution                   $      0.36    $     0.22
                                           ================================



* All prior period amounts have been restated to reflect the 1996 merger with CIS in a pooling transaction.

See Notes to Unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED  STATEMENTS  OF  INCOME
NATIONAL DATA CORPORATION

(in thousands except per share data)
---------------------------------------------------------------------------
                                         Nine Months Ended February 28, 29
                                         ---------------------------------
                                                1997           1996 *
                                          -------------   ------------
Revenue                                    $    315,713   $    233,976
---------------------------------------------------------------------------

Operating Expenses:
     Cost of service                            150,281        117,608
     Sales, general and administrative          118,275         89,964
---------------------------------------------------------------------------
                                                268,556        207,572
---------------------------------------------------------------------------

Operating income                                 47,157         26,404
---------------------------------------------------------------------------
Other income (expense):
     Interest and other income                    2,001          3,782
     Interest and other expense                  (4,610)        (2,733)
     Minority interest                           (1,032)          (295)
---------------------------------------------------------------------------
                                                 (3,641)           754
---------------------------------------------------------------------------

Income before income taxes                       43,516         27,158
Provision for income taxes                       15,670          9,565
---------------------------------------------------------------------------
     Net income                            $     27,846   $     17,593
                                           ================================

Earnings per common and
  common equivalent share                  $       1.00   $       0.65
                                           ================================

Earnings per common and
  common equivalent share,
   assuming full dilution                  $       0.99   $       0.65
                                           ================================


* All prior period amounts have been restated to reflect the 1996 merger with CIS in a pooling transaction.

See Notes to Unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NATIONAL DATA CORPORATION
(in thousands)
---------------------------------------------------------------------------
                                                       Nine Months Ended
                                                        February 28, 29
                                                  ------------------------
                                                      1997         1996 *
                                                  ----------   -----------
Cash flows from operating activities:
 Net income                                       $   27,846  $   17,593
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                    14,521      13,610
     Amortization of acquired intangibles
        and goodwill                                   9,963       7,343
     Amortization of debt issuance costs                 194         -
     Minority interest in earnings                     1,032         295
     Provision for bad debts                           1,286       1,143
     Changes in working capital which used
       cash, net of the effects of acquisitions         (429)    (15,222)
                                                  --------------------------
 Net cash provided by operating activities            54,413      24,762
                                                  --------------------------
Cash flows from investing activities:
 Capital expenditures                                (12,824)    (13,188)
 Business acquisitions, net of cash acquired        (131,283)    (16,392)
 Decrease in investments and
    other non-current assets                              25         403
                                                  --------------------------
 Net cash used in investing activities              (144,082)    (29,177)
                                                  --------------------------
Cash flows from financing activities:
 Net borrowings (repayments) under lines of credit   (30,000)      1,547
 Payments on notes and earn-out payable               (1,175)     (3,366)
 Net principal payments under mortgage, capital lease
   arrangements and other long-term debt             (15,354)     (2,174)
 Net proceeds from the issuance of long-term debt    139,682         -
 Net proceeds from sale of common stock                  -        63,652
 Net proceeds from the issuance of stock
   under employee stock plans                          5,919       5,362
 Distributions to minority interests                  (1,433)        -
 Dividends paid                                       (5,889)     (5,142)
                                                  --------------------------
 Net cash provided by financing activities            91,750      59,879
                                                  --------------------------
Increase in cash and cash equivalents                  2,081      55,464
Cash, beginning of period                              9,768      41,573
                                                  --------------------------
Cash, end of period                              $    11,849  $   97,037
                                                  ==========================

* All prior period amounts have been restated to reflect the 1996 merger with CIS in a pooling transaction.

See Notes to Unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
NATIONAL DATA CORPORATION
(in thousands except share data)
---------------------------------------------------------------------------
                                                February 28,     May 31,
                                                    1997          1996
                                                -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                     $    11,849   $    9,768
  Accounts receivable
      (less allowances of $2,750 and $2,433)         77,341       61,618
  Deferred income taxes                               1,300        1,000
  Inventory                                           1,915        1,869
  Prepaid expenses and other current assets           6,586        7,152
                                               ------------  -----------
      Total current assets                           98,991       81,407
                                               ------------  -----------

Property and equipment, net                          52,466       49,436
Acquired intangibles and goodwill, net              347,979      223,055
Deferred income taxes                                11,979       11,505
Other                                                 5,908        2,636
                                               ------------  -----------

Total Assets                                    $   517,323  $   368,039
                                               ============  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities      $    59,697  $    48,561
  Line of credit payable                                -         30,000
  Notes and earn-out payable                          1,415        1,637
  Income taxes payable                                5,446        1,548
  Obligations under capital leases                    3,373        3,011
  Mortgage payable                                      -         10,936
  Deferred income                                     7,865        5,996
                                               ------------  -----------
      Total current liabilities                      77,796      101,689
                                               ------------  -----------

Long-term debt                                      143,750          -
Notes payable on acquired businesses                  6,019        3,138
Obligations under capital leases                      2,801        4,439
Other long-term liabilities                           5,309        5,747
                                               ------------  -----------
      Total liabilities                             235,675      115,013
                                               ------------  -----------

Minority interest in equity of subsidiaries          21,152       19,727
Commitments and contingencies                           -            -

Shareholders' Equity:
  Preferred stock, par value $1.00 per share,
      1,000,000 shares authorized; none issued          -            -
  Common stock, par value $.125 per share,
      100,000,000 shares authorized; 26,398,072
      and 25,962,939 shares issued and outstanding,
      respectively.                                   3,300        3,246
  Capital in excess of par value                    174,598      168,732
  Retained earnings                                  84,172       62,216
  Cumulative translation adjustment                    (479)        (753)
                                               ------------  -----------
                                                    261,591      233,441
Less:     Deferred compensation                      (1,095)        (142)
                                               ------------  -----------
      Total Shareholders' Equity                    260,496      233,299
                                               ------------  -----------

Total Liabilities and Shareholders' Equity      $   517,323  $   368,039
                                               ============  ===========

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

The primary and fully diluted number of common and common equivalent shares outstanding are as follows (in thousands):

                   Quarter Ended                 Nine Months Ended
                  February 28, 29                 February 28, 29
                  1997      1996                  1997       1996
                 ------     ------               ------     ------
Primary          28,055      27,271              27,949    27,148
Fully Diluted    28,084      27,422              27,997    27,252

NOTE 3 - ISSUANCE OF LONG-TERM DEBT:

On November 6, 1996, the Company issued convertible notes ("Notes"), providing $139,682,000 in proceeds, net of $4,068,500 in debt issuance costs. The issuance costs are included in Other Assets and are being amortized over the life of the Notes. The Notes are unsecured subordinated obligations of the Company, $143,750,000 aggregate principal amount, and will mature on November 1, 2003. The Notes bear interest at 5% per annum, and are convertible into approximately 2,750,000 shares of common stock at $52.23 per share at any time prior to maturity. Subsequent to November 1, 1999, the Notes are redeemable at the option of the Company, in whole or in part, initially at 102.857% and thereafter at prices declining to 100% at maturity, together with accrued interest.


NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental cash flow disclosures, including non-cash investing and financing activities, for the nine months ended February 28, 1997 and February 29, 1996 are as follows:

                                                   1997      1996
                                                 ------    ------
Income taxes paid                            $   11,770 $  10,469
Interest paid                                     2,121     2,653
Promissory notes entered into on acquisitions     6,000      ---
Capital leases entered in exchange for
     property and equipment                         931       791

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the third quarter of fiscal 1997 and 1996, ended February 28, 1997 and February 29, 1996, respectively; selected amounts from the Company's consolidated statements of income and such amounts as a percentage of total revenue:

                                           ($ in thousands)
                                     FY 1997           FY 1996    Inc./(Dec.)
                                    $      %          $        %         %
                               ----------------  ----------------   ---------
Revenue
  Health Care                 $  47,331    42%  $  35,675     46%       33%
  Integrated Payment Systems     32,350    29%     25,156     33%       29%
  Global Payment Systems         38,184    34%     16,505     21%      131%
  Intercompany and Other         (5,891)  (5%)        286      0%         -
                               ----------------  ----------------   ---------
        Total Revenue           111,974   100%     77,622    100%       44%
                               ----------------  ----------------   ---------

Cost of Service:
  Operations                     40,584    36%     29,629     38%       37%
  Depreciation and Amortization   7,899     7%      5,887      8%       34%
  Hardware Sales                  3,630     3%      3,435      4%        6%
                               ----------------  ----------------   ---------
        Total Cost of Service    52,113    46%     38,951     50%       34%
                               ----------------  ----------------   ---------

        Gross Margin             59,861    54%     38,671     50%       55%

Sales, General and
       Administrative            42,263    38%     30,348     39%       39%
                               ----------------  ----------------   ---------

        Operating Income         17,598    16%      8,323     11%      111%
                               ----------------  ----------------   ---------

     The first nine months ended February 28, 1997, compared to the same period last year is reflected as follows:

                                           ($ in thousands)
                                     FY 1997           FY 1996    Inc./(Dec.)
                                    $      %          $        %         %
                               ----------------  ----------------   ---------
Revenue
  Health Care                 $ 126,831    40%  $ 108,106     46%       17%
  Integrated Payment Systems     95,644    30%     75,194     33%       27%
  Global Payment Systems        110,011    35%     49,890     21%      121%
  Intercompany and Other        (16,773)   (5%)       786      0%         -
                               ----------------   ----------------   --------
         Total Revenue          315,713   100%    233,976    100%       35%
                               ----------------   ----------------   --------

Cost of Service:
  Operations                    117,446    37%     88,102     38%       33%
  Depreciation and Amortization  21,159     7%     18,519      8%       14%
  Hardware Sales                 11,676     4%     10,987      4%        6%
                               ----------------   ----------------   --------
         Total Cost of Service  150,281    48%    117,608     50%       28%
                               ----------------   ----------------   --------

          Gross Margin          165,432    52%    116,368     50%       42%

Sales, General and
       Administrative           118,275    37%     89,964     39%       31%
                               ----------------   ----------------   --------

          Operating Income       47,157    15%     26,404     11%       79%
                               ----------------   ----------------   --------

Revenue

     Total revenue for the third quarter of fiscal 1997 was $111,974,000, an increase of $34,352,000 (44%) from the same period in fiscal 1996. The increase was the result of increased revenue in Health Care, $11,656,000 (33%); Integrated Payment Systems, $7,112,000 (29%); and Global Payment Systems, $21,679,000 (131%).

     Total   revenue  for  the  nine  months  ended  February   28,   1997   was
$315,713,000, an increase of $81,737,000 (35%) from the same period in fiscal 1996. The increase was the result of increased revenue in Health Care, $18,725,000 (17%); Integrated Payment Systems, $20,232,000 (27%); and
Global Payment Systems, $60,121,000 (121%).

     HEALTH CARE. Revenue, after the effects of the pooling transaction with CIS Technologies, Inc. ("CIS"), increased 33% in the third quarter and 17% for the nine months ended February 28, 1997 as compared to the same periods in fiscal 1996. Revenue growth was a result of increases in revenues from existing products and services, and the impact of three acquisitions completed after the first quarter of fiscal 1996. Year-to-date, these increases were partially offset by a decline in revenue resulting from non-recurring revenue items recognized by CIS in the first six months of fiscal 1996.

     INTEGRATED PAYMENT SYSTEMS. Revenue increased 29% in the third quarter and 27% for the first nine months of fiscal 1997 compared to the same periods last year. These increases were due primarily to higher volumes of merchant sales processed, which resulted from increased sales productivity and in part from an alliance established with a financial institution in April 1996.

     GLOBAL PAYMENT SYSTEMS. Revenue increased 131% in the third quarter and 121% for the nine months ended February 28, 1997 primarily due to the acquisition of the Merchant Automated Point-of-Sale Program ("MAPP") on April 1, 1996. In addition, during the third quarter of the current fiscal year, Global completed the purchase of a portion of Electronic Data
System Corporation's ("EDS") credit card processing business and launched a joint marketing and service alliance with EDS.

     INTERCOMPANY AND OTHER. Commencing April 1, 1996, with the formation of Global Payment Systems, a portion of Global's revenue was derived from intercompany sales of back-office services to the Integrated Payment Systems and Health Care business units.


COSTS AND EXPENSES

     Total cost of service as a percentage of revenue decreased to 46% in the third quarter and to 48% for the nine month period ended February 28, 1997 from
50% for both periods in fiscal 1996.  Total   cost  of  service  for  the  third
quarter of fiscal 1997 was $52,113,000,  an  increase  of  $13,162,000  (34%)
from the same period in fiscal 1996. Cost of service for the nine month period ending February 28, 1997 was $150,281,000, an increase of $32,673,000 (28%) from the same period last year. Cost of operations as a percentage of revenue was 36% for the third quarter and 37% for the first nine months of fiscal 1997, compared to 38% for both periods in fiscal 1996. Cost of operations increased $10,955,000 (37%) in the third quarter of fiscal 1997 and $29,344,000 (33%) for the first nine months when compared to the same periods in fiscal 1996, primarily as a result of increased operating costs
related to the MAPP and other acquisitions  completed  after  the   third
quarter of fiscal 1996. Depreciation and amortization as a percentage of revenue decreased to 7% in the third quarter and first nine months of fiscal 1997 compared to 8% for both periods last year. Hardware costs remained relatively consistent for the nine month period ending February 28, 1997 at 4% of revenue. However, for the current quarter of fiscal 1997 these costs were 3% of revenue compared to 4% for the same period in fiscal 1996, reflecting an increase in the recurring revenue base.

     For the third quarter of fiscal 1997, gross margin increased to 54% from 50% in the same period last year. For the nine months ended February 28, 1997, gross margin increased to 52% from 50% in the prior year period. The increases were principally the result of the Company's productivity programs and leveraging the Company's fixed investments.

     Sales, general and administrative expense was $42,263,000 in the third quarter of fiscal 1997, an increase of $11,915,000 (39%) from the same period in fiscal 1996; however, as a percentage of revenue, these expenses were 38% in the third quarter of fiscal 1997 compared to 39% for the same period in fiscal 1996. Sales, general and administrative expense increased $28,311,000 (31%) for the nine month period ending February 28, 1997, while as a percentage of revenue, these expenses decreased to 37% from 39% for the same period last year. The increases in expenses were primarily due to increased product development and sales and marketing expansion programs in existing businesses and higher sales, general and administrative expense ratios in acquired businesses. These increases were partially offset by cost reductions due to post-acquisition synergies.

INTEREST AND OTHER INCOME

     Interest and other income decreased $679,000 (47%) for the third quarter and $1,781,000 (47%) for the nine months ending February 28, 1997 from the same periods last year. These decreases were primarily the result of lower interest earnings due to less average funds available for investment. The cash balances generated during the first nine months of fiscal  1996  were  used to fund acquisitions in the fourth  quarter  of  fiscal
1996.


INTEREST AND OTHER EXPENSE

     Interest and other expense increased $1,330,000 and $1,877,000 for the third quarter and nine months ended February 28, 1997, respectively, due primarily to the issuance of $143,750,000 in long-term debt on November 6, 1996 (see Note 3 to the Consolidated Financial Statements).


MINORITY INTEREST

     The increases in the expense for minority interest for the third quarter and nine month periods ended February 28, 1997 were primarily attributable to the MAPP acquisition and an alliance established with a financial institution in April 1996.


INCOME TAXES

     The provision for income taxes, as a percentage of taxable income, was 36% and 32% for the quarters ended February 28, 1997 and February 29, 1996, respectively and 36% and 35% for the nine month periods ended February 28, 1997 and February 29, 1996, respectively. The tax rate increase was the result of differences in the tax treatment of certain items associated with CIS prior to its acquisition by the Company.


NET INCOME

     Net income for the third quarter of fiscal 1997 was $10,075,000, an increase of $4,111,000 (69%), as compared to the same period in fiscal 1996. Fully diluted earnings per share for the third quarter ended February 28, 1997 and February 29, 1996 were $0.36 and $0.22 respectively. The number of common and common equivalent shares outstanding for the third quarter of fiscal 1997 was 28,084,000, an increase of 662,000 (2%) as compared to the same period in fiscal 1996, due to options exercised and shares issued under the Company's stock option and stock purchase plans.

     Net income for the first nine months of fiscal 1997 was $27,846,000, an increase of $10,253,000 (58%), as compared to the same period in fiscal 1996. Fully diluted earnings per share for the nine months ended February 28, 1997 and February 29, 1996 were $0.99 and $0.65 respectively. The number of common and common equivalent shares outstanding for the nine month period of fiscal 1997 was 27,997,000, an increase of 745,000 (3%) as compared to the same period in fiscal 1996, due to options exercised and shares issued under the Company's stock option and stock purchase plans.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities was $54,413,000 for the first nine months of fiscal 1997 compared to $24,762,000 for the same period of fiscal 1996. Cash flows from operations (consisting of net income adjusted for depreciation, amortization, minority interest in earnings, and provision for bad debts) totaled $54,842,000, an increase of $14,858,000 (37%) over the same period last year.

     Working capital requirements were $429,000 in the nine month period ending February 28, 1997 compared to $15,222,000 for the same period last year. The additional working capital provided from last year was attributable to changes in net merchant processing funds and increases in accounts payable and accrued liabilities (including income taxes), offset by increases in accounts receivable. The funds provided by changes in merchant processing working capital reflect normal fluctuations in the timing of credit card sales processed. The increases in accounts payable and accounts receivable are primarily due to the increased operating costs and increased revenue, respectively.

     Cash used for investing activities was $144,082,000 in the current period compared to $29,177,000 last year. During the nine month period ended February 28, 1997, the Company completed four acquisitions for an aggregate cash purchase price of approximately $131,283,000. Capital expenditures were $12,824,000 versus $13,188,000 for the same period last year. The capital expenditures were used primarily for software development and hardware upgrades related to product enhancement and future growth.

     Net   cash  provided  by  financing  activities  was  $91,750,000  for  the first nine months of fiscal 1997. As discussed in Note 3 to the Consolidated Financial Statements, the Company completed an issuance of long-term public debt, providing $139,682,000 in net proceeds. The cash provided by the issuance was partially offset by repayment of the Company's line of credit of $30,000,000, repayments of long-term debt of $15,354,000 (including $10,936,000 to pay off the mortgage on the Company's headquarters building) and dividends of $5,889,000 paid in the nine month period ending February 28, 1997. In fiscal 1996, $59,879,000 was provided by financing activities, principally the result of the stock issuance under a secondary offering.

     On   February   28,  1997,  the  Company  had  cash  and  cash  equivalents totaling $11,849,000 on hand. NDC has an unsecured $50,000,000 revolving line of credit which expires in May 1999. The Company's Global Payment Systems subsidiary has an unsecured $60,000,000 revolving line of credit which expires in July 1999. The Global revolving line of credit automatically reduces to $50,000,000 on the first anniversary of the credit agreement, in July 1997. As of February 28, 1997, there were no amounts outstanding under either the NDC or Global facilities. The Company believes funds generated from operations along with the lines of credit and cash on hand is adequate to meet normal business operating needs, including future potential acquisitions.

                                  Part II

ITEM 1 - PENDING LEGAL PROCEEDINGS

None


ITEM 2 - CHANGES IN SECURITITES

None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None


ITEM 6 - EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)         Exhibits:

     Exhibit 27 - Financial Data Schedule

(b)  Reports filed on Form 8-K:

     National  Data  Corporation's Current Report on  Form  8-K  dated  December
     31, 1996, was filed January 14, 1997, relating to the acquisition of all the capital stock of Health Communication Services, Inc.

                                Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   National Data Corporation
                                   -------------------------
                                        (Registrant)


Date:   April 14, 1997                  By: /s/ M.P. Stevenson, Jr.
     -----------------                     ------------------------
                                            M.P. Stevenson, Jr.
                                            Interim Chief Financial Officer