Form 10-K405
period 1997-05-31
NATIONAL DATA CORP
filed 1997-08-29
CIK 70033

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                                ---------------

(MARK ONE)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MAY 31, 1997

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM       TO      .

                         COMMISSION FILE NO. 001-12392

                           NATIONAL DATA CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                ---------------

                   DELAWARE                                   58-0977458
        (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)
              NATIONAL DATA PLAZA
               ATLANTA, GEORGIA                               30329-2010
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 728-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE ON
               TITLE OF EACH CLASS                     WHICH REGISTERED
               -------------------                 ------------------------
      Common Stock, Par Value $.125 Per Share   New York Stock Exchange, Inc.
       Junior Preferred Stock Purchase Rights   New York Stock Exchange, Inc.
      5% Convertible Subordinated Notes due
       2003                                     New York Stock Exchange, Inc.

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

  Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was $973,661,697 based upon the last reported sale price on The New York Stock Exchange on August 25, 1997 using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by all directors and officers of the registrant, some of whom may not be held to be affiliates upon judicial determination.

  The number of shares of the registrant's common stock, par value $.125, Outstanding as of August 25, 1997 was 26,630,732 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                       DOCUMENT                        FORM 10-K
                       --------                        ---------
      Portions of the Company's Definitive Proxy       Part III
      Statement relating to the 1997 Annual Meeting of
      Stockholders to be held on October 23, 1997

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           NATIONAL DATA CORPORATION
                         1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS
                               -----------------


PART I.
-------

Item 1.   BUSINESS.....................................   2
Item 2.   PROPERTIES...................................  14
Item 3.   LEGAL PROCEEDINGS............................  14
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS....................................  14
EXECUTIVE OFFICERS OF THE REGISTRANT...................  15

PART II
-------

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS..................  17
Item 6.   SELECTED FINANCIAL DATA......................  17
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS  17
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..  17
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.......  17

Part III
--------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT...................................  18
Item 11.  EXECUTIVE COMPENSATION.......................  18
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT...............................  18
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

PART IV
-------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K..........................  19

SIGNATURES.............................................  24

APPENDIX A.............................................  26


                              PART I
                              ------

ITEM 1.  BUSINESS
-----------------

                                 GENERAL

     National Data Corporation (together with its subsidiaries herein referred to as the "Company" or "NDC") is a Delaware corporation that was incorporated in 1967. The Company is a leading provider of high-volume information services and application systems to the health care and payment systems markets. The Company serves a diverse customer base comprised of almost 120,000 health care providers, 3,500 health care plans, more than 750,000 merchant locations, 35,000 corporations and 400 banking institutions, as well as federal and state government agencies. The Company markets its services directly to merchants and health care providers and indirectly through business alliances with a wide range of banks, insurance companies and distributors.

     The Company is one of the largest independent providers of health care information services and integrated payment systems services in the United States, processing transactions at an annualized rate of approximately 3 billion at the end of fiscal 1997. NDC provides electronic claims processing and adjudication services, practice management systems, electronic data interchange ("EDI") services, billing services, business office management services and clinical data base information for pharmacies, dentists, physicians, hospitals, health maintenance organizations, managed care companies, clinics and nursing homes, as well as other health care providers. Management believes that the Company is the largest independent processor of real-time health care transactions in the country, and that it is well positioned to capitalize on the growing demand for cost containment and improved patient care in the health care industry. By the end of fiscal 1997, approximately 41% of the Company's total revenue was derived from the Company's health care systems and services, which represent the fastest growing portion of the Company's business.

     The Company's Global Payment Systems LLC subsidiary ("Global Payment Systems" or "Global") offers such services as authorization, equipment deployment, customer support, back office processing, merchant accounting and card issuing services on an outsourcing basis for banks and other participants in the payment systems industry. Global also offers information reporting and EDI services, cash management systems and services to government and corporate customers. In recent years, the Company has expanded the range of payment instruments services offered and distribution channels utilized. The Company recently introduced a purchase card processing program that provides electronic payment capabilities for business-to-business purchasing transactions. Approximately 29% of the Company's total revenue for fiscal 1997 was derived from Global.

     The Integrated Payment Systems business unit provides a broad range of payment acceptance services primarily in partnership with banks. Under its Bank Alliance Program, as well as through other distribution channels, it adds marketing and risk management services to the range of services provided by Global Payment Systems. The Company's Integrated Payment Systems unit accounted for approximately 30% of the Company's total revenue for fiscal 1997.

     The Company's products offer greater convenience to purchasers and providers of goods and services. They reduce processing costs, settlement delays and losses from fraudulent transactions. NDC's advanced high speed computer and telecommunications network enables the Company to electronically process, capture and transmit a high volume of point-of-service transactions 24 hours a day, seven days a week. While the transition from paper-based to electronic transaction processing continues, the earliest and most significant penetration has occurred in the areas of credit card authorization and settlement and pharmacy transaction processing. NDC believes that the rapid transition to electronic transaction processing in these areas demonstrates the potential for automation of other market segments and markets still dominated by paper-based processing requiring timely information, such as additional health care applications, check and cash transactions and the transfer of information between businesses.

     The Company's business strategy is to be a total solution provider of value-added systems and services in the markets it serves. NDC believes that both the health care and payment systems markets present attractive opportunities for continued growth. In pursuing its strategy, the Company seeks both to increase its penetration of existing application systems and point-of-use transaction processing markets and to continue to identify and create new markets for its services. The Company will also continue to seek to enhance existing products and develop, as well as acquire, new systems and services; such as services relating to credit card issuing services, financial electronic data interchange and health care information management services.

     To support its business strategy, the Company has expanded its focus on acquisition opportunities and alliances with other companies that allow NDC to increase its market penetration, technological capabilities, product offerings and distribution capabilities. During fiscal year 1996, the Company completed five (5) acquisitions and alliances and in fiscal year 1997, completed an additional six (6) acquisitions to give NDC expanded capabilities and customer bases in the managed care, hospital and physician and payment systems markets.


                              RECENT DEVELOPMENTS

     On August 20, 1997, the Company entered into agreements to acquire two related health care database information management businesses based in Phoenix, Arizona. Under the first agreement, the Company will acquire the stock of Source Informatics Inc., a privately held company, in exchange for 1,555,556 shares of the Company's Common Stock and $31.9 million in cash. The second agreement provides for the acquisition of the stock of a subsidiary of Pharmaceutical Marketing Services Inc. ("PMSI"), which holds its Over-The-Counter Physician Survey business unit as well as PMSI's interest in a joint venture it formed with Source Informatics, Inc. PMSI will receive 1,059,829 shares of the Company's Common Stock and $6.5 million in cash for this subsidiary.

                              INDUSTRY BACKGROUND

     Advances in computer software, hardware and telecommunications technology have aided the development of on-line, real-time information processing systems that electronically capture and transmit high volumes of information. These advances in technology allow information processors to offer greater convenience to purchasers and providers of goods and services and reduce processing costs, settlement delays and losses from fraudulent transactions.

HEALTH CARE MARKET

     The health care sector of the market for information services and systems is growing rapidly due to the need of employers, health care payers and providers to control costs and to improve quality of care. A high percentage of health care transactions are still processed using manual, paper-based methods. Third party payers, managed care companies and health care providers continue to seek methods to automate processing in order to reduce costs and improve the quality of health care services. The Company believes the health care industry is one of the largest untapped markets for electronic information processing services, including the electronic transmission and capture of data for on-line eligibility verification and reimbursement for services. The application of technology to improve the flow of information to address the quality of patient care quality is expanding as well.

     Since the late 1980s, electronic processing technology has been applied to the transmission and capture of data for pharmacy claims and transaction processing. This technology is being adapted to the processing of other health care data, including a variety of transactions for dentists, physicians and hospitals.

     The Company believes that the ability to offer total solutions will be an important competitive advantage as automated transactions processing and the availability of information as this market continues to grow. As electronic processing of health care claims accelerates, the Company believes it will be important for companies to be able to offer integrated, value-added services and systems to industry participants who continue to automate. Included in the market's requirements are practice management systems, contract management, referrals, eligibility verification and outsourcing capabilities, as well as new information processing services. The market includes, among others, managed care companies, payers and providers in the health care markets.

     Consistent with this strategy, at the end of fiscal 1996 the Company acquired Conceptual Systems and C.I.S. Technologies, Inc. ("CIS"). In fiscal 1997, the Company acquired Equifax Health EDI Services, Inc. and Health Communication Services, Inc. These acquisitions provided additional penetration of the physician and hospital electronic transaction markets and expanded the scope of the Company's health care product offerings to include managed care software and services and accounts receivable and business office consulting and outsourcing services. With the CIS merger, the Company became the worldwide leader in hospital electronic claims processing services. That position was strengthened by the acquisition of Health Communication Services, Inc. The Company's position in the physician market was expanded by those as well as the acquisition of the Equifax Health EDI business. These acquisitions have been subsequently integrated with previous NDC internal programs addressing these same segments.

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

     The Company believes that there are significant opportunities for continued growth in the application of electronic transaction processing services to the payment systems market. Utilization of debit cards as a general payment mechanism for goods and services continues to increase. Smart cards are also becoming more widely accepted. The Company is also seeing good growth in the check verification/guarantee areas. There is also significant potential for growth in the use of credit and debit cards in other traditional cash payment markets such as fast-food restaurants, gaming establishments, cinemas and convenience stores. The increased use of credit and debit cards for such transactions is primarily driven by the convenience they provide as well as the ability to efficiently track expenses and purchase activity. The continued rapid expansion of the Internet also provides potential growth opportunities for electronic payment applications. In addition, the Company believes the proliferation of affinity or co-branded cards that provide consumers with added benefits should contribute to increased use of credit and debit cards and the growth of the payment systems market.

     Purchasing cards provide business-to-business credit card acceptance for industries that have not traditionally utilized credit cards. Purchasing cards replace the paper ordering, invoicing and payment processing with electronic transactions. This market continues to grow and provide excellent opportunities.

     Other service providers similar to the Company provide high volume electronic transaction processing and support services directly to banking institutions and other new entrants into the business. The shift in the industry from traditional financial institution providers to independent providers is due in large part to more efficient distribution channels as well as the increased technological capabilities required for the rapid and efficient creation, processing, handling, storage and retrieval of information. These technological capabilities have become increasingly complex, requiring significant capital commitments to develop, maintain and update the systems necessary to provide these technologically advanced services at a competitive price. As a result, several large merchant processors, including the Company, have expanded their operations through the creation of alliances or joint ventures with banks and acquisitions of new merchant accounts from banks who previously serviced those accounts. In addition, many small information processing organizations are consolidating with larger service providers.

     In addition to services that enable merchants to accept credit and debit cards, the payment systems market continues to expand to include increasing levels of check verification and guarantee services. Demand for these services has been growing in recent years as merchants seek to reduce losses related to bad checks and use check acceptance to increase sales.

     During fiscal 1996 the Company further expanded its presence and range of services for the payment systems market. The Company formed Global Payment Systems for the primary purpose of combining two of the industry's leading electronic payment processing operations to create one of the largest such operations in the world and to expand to a new class of back office services. MasterCard's Merchant Automated Point-of-Sale Program ("MAPP") was acquired by the Company and combined with NDC's card authorization network services, certain of its merchant processing back office processing services and the Company's information systems and services business. This combination resulted in a broadening of the products and services available to the Company's customers. During fiscal 1997, Global acquired Electronic Data Systems Corporation's ("EDS") service bureau-based card processing business, adding credit card issuing as well as additional merchant processing capabilities to its existing business line. The Company also acquired Merchant Services USA, Inc., a terminal deployment and customer support management business in fiscal 1997. (See Note 2
- Business Acquisitions of the Notes to Consolidated Financial Statements for further discussion.) With the product capabilities acquired in these transactions, combined with the Company's extensive range of payment systems, the Company is now positioned to provide a full range of end-to-end systems and services to its target markets.

                               BUSINESS STRATEGY

     The Company's business strategy centers on providing total solution, value-added information processing services and application systems in the markets it serves. NDC believes that both the health care and payment systems markets present attractive opportunities for continued growth. In pursuing its business strategy, the Company seeks both to increase its penetration of existing information processing and application systems markets and to continue to identify and create new markets through the:

  . development of value-added applications, enhancement of existing products and development of new systems and services;

  . expansion of distribution channels; and

  . acquisition of, or alliance with, companies that have desirable products, market share and/or distribution capabilities.


                             PRODUCTS AND SERVICES

HEALTH CARE

     The Company is a leading provider of a full range of products and services that address health care cost containment and improved patient care issues. The Company's products include electronic claims processing, claims adjudication and payment systems, funding capabilities, billing services, accounts receivable resolution, business office management services, practice management systems and clinical data base information for pharmacies, dentists, physicians, managed care organizations, hospitals, HMO's, clinics and nursing homes. Revenue for the Company's Health Care unit's products and services consists of recurring transaction processing, monthly maintenance and support fees, software license revenue and proceeds from the sale of practice management systems as well as upgrade charges for additional applications. In addition, the Company realizes revenue based on the results related to the management of hospital and physician group practice business offices. Fees for electronic claims processing services are based on a per transaction rate, with the rate varying depending upon the volume and scope of services provided.


     ELECTRONIC PROCESSING
     The Company's electronic processing services are offered to managed care companies, pharmacies, physicians, HMO's and preferred provider organizations. These services include transaction submission, eligibility verification, patient-specific benefit coverage, transaction data capture and editing, transaction adjudication and retrospective and prospective drug utilization review. Electronic processing for health care transactions represents the Company's fastest growing service. The Company recently expanded its presence in the health care transaction processing market with two acquisitions Health Communication Services, Inc., specializing in hospital claims processing and Equifax Health EDI Services, Inc., further expanding NDC's penetration of the market for transaction clearing and processing systems for physicians' offices.

     PRACTICE MANAGEMENT SYSTEMS
     The Company's practice management systems are designed to provide the health care market with application solutions that improve the efficiency of operations, address cost containment concerns and enhance overall quality of patient care. In addition, NDC's practice management systems are offered with the Company's transaction processing services, credit and debit card processing capabilities and other associated functions such as inventory reporting and ordering. These systems are offered through various practice management system vendors, payer organizations and health care product distributors.
     The Company's pharmacy practice management systems provide solutions for independent and chain pharmacies, hospitals, HMO's, clinics and nursing homes. These systems enable pharmacists to manage and perform patient registration, drug record-keeping, private and third-party billing, inventory control and ordering, price updates, management reporting and drug database updates to detect potential clinical dispensing and prescribing problems. In addition, the Company's systems provide value-added transaction processing services. The Company's systems are sold and maintained by the Company and can be tailored to the needs of users utilizing micro- and mini-computer platforms. In fiscal years 1996 and 1997, the Company expanded the capabilities of its pharmacy practice management systems through the development of sophisticated, new order entry and inventory management capabilities and enhanced retail point-of-sale capabilities. The Company also introduced products enhancing customers' ability to order re-fill prescriptions via telephone and developed physician/pharmacy connectivity products enabling physicians to electronically transmit prescriptions directly to pharmacies utilizing NDC's pharmacy management systems.
     The Company's dental management systems are designed to provide dentists with patient record accounting, patient scheduling and recall, billing and collection, insurance transaction information and electronic processing to improve the efficiency of office management. The systems also incorporate advanced clinical functionality with customary business automation functions.
     The Company's physician management systems are designed to provide physicians with patient scheduling, billing and collection, patient record accounting, eligibility verification, coordination of multiple payers and payment plans, insurance transaction information and electronic processing designed to improve the efficiency of office management as well as electronic communication with pharmacies to reduce time spent on prescription requests and refill authorizations.

     BUSINESS OFFICE SOLUTIONS
     The Company provides business office services designed to increase profitability in hospital and physician group business offices. To assist with managed care contract administration, the Company offers systems that provide consistent interpretation of contract terms and improved revenue recovery rates. Consultant audit services identify lost revenue, improve billing accuracy and speed reimbursement. The Company also can provide comprehensive outsourcing services for managing and staffing business office accounting functions.

PAYMENT SYSTEMS

     The Company's Payment Systems products provide a wide range of end-to-end transaction processing alternatives to the retail, hospitality, lodging, health care and government markets. The Company offers credit and debit card services, check verification and guarantee and other related services directly to merchants and indirectly through financial institutions.

     GLOBAL PAYMENT SYSTEMS

     Global provides financial institutions with end-to-end payment services supporting both issuer and acquirer operations.

ACQUIRER SERVICES. The acquirer services provide a single source solution for delivering merchant payment services. These services consist of:
 . comprehensive authorization network for credit cards, debit cards and checks; . electronic data capture, which incorporates the capabilities of the Company's authorization system, combined with enhanced software, to enable an entire transmission to be electronically captured and transmit value-added information enabling faster clearing through the banking system;
 .  an advanced merchant accounting system allowing maximum flexibility to record activity and fund merchants;
 .  exception processing, including sales draft retrieval and chargeback resolution;
 .  point of sale terminal deployment and management;
 .  fraud monitoring; as well as
 . customized, value-added applications for retailers, restaurants, lodging and direct marketers.

ISSUER SERVICES. Global's issuer services allow financial institutions to create new card programs and monitor credit risk to enhance the profitability of their portfolios by providing services such as:
 .  authorization;
 .  card production, fulfillment and inventory services;
 .  automated credit application processing systems;
 .  cardholder statements;
 .  exception processing; and
 .  cardholder analysis systems.


ELECTRONIC INFORMATION SOLUTIONS. Global's information systems and services products include cash management, information reporting and electronic data interchange ("EDI"). Global recently introduced a new cash management system specifically designed for use by large multi-national corporations. This new offering is being marketed internationally through Global's sales force and through relationships with several large international financial institutions. The products and services provide multi-currency/multi-format financial, management and operational data to corporate and government institutions worldwide. Corporate and government organizations use these services to collect, consolidate and report financial, administrative and operating data from more than 230,000 locations.


     INTEGRATED PAYMENT SYSTEMS

     NDC is a leader in partnering with banks and others to offer its merchant processing support. Under the Company's Bank Alliance Program, the Company and financial institutions jointly market and sell card acceptance services. Integrated Payment Systems performs the financial settlement between the merchant and the card association, offers risk management services and provides merchant customer support in addition to all the authorization, terminal deployment and back office services performed by Global Payment Systems. Fees for the Company's merchant processing services are principally based on a percentage of the dollar volume of transactions processed for merchants.

     The Integrated Payment Systems unit also offers merchants check guarantee services. Check guarantee differs from check verification in that the Company not only verifies the transaction but also guarantees payment. If a check is not paid, the Company assumes the right to collect from the individual writing the check. Fees for the Company's check services are based on a per transaction rate, while fees for its check guarantee services are based on a percentage, or discount, of the face value of each check guaranteed by the Company.


                              SALES AND MARKETING

     The Company's electronic transaction processing services are offered to the health care markets directly through Company personnel and through alliances with other organizations. The Company's practice management systems are marketed primarily through the Company's personnel but also jointly through alliances with other companies and value-added re-sellers. The Company markets its Payment Systems products and services through financial institutions, bank alliance programs, its own sales personnel and also through independent contractors.

                            OPERATIONS AND SYSTEMS

     The Company operates multiple data and customer support facilities. The primary facilities are in Atlanta, Georgia, and St. Louis, Missouri with others in Oklahoma, Ohio, North Carolina, Texas, California, Virginia, Canada and the United Kingdom.

     Because of the large number and variety of NDC's products and services, the Company does not rely on a single technology to satisfy its sophisticated computer systems needs but instead employs the best available technology that is suitable for each particular task. Given this approach, NDC utilizes (i) Tandem and Stratus fault-tolerant computers for high volume, fast response transaction processing; (ii) client-server technology for end-user data base applications;
(iii) the latest Unisys mainframe class systems and the OS/2200 operating system for large scale transaction and batch data base processing; and (iv) UNIX and Windows based systems for specialized communication applications systems. These systems are linked via high speed, fiber optic-based networked backbones for file exchange and inter-system communication purposes. NDC also maintains storage systems connected to the backbones, including a robotic tape library and optical storage for archival purposes. All of the Company's systems are supported by an experienced systems support, operations and production control staff with an advanced network control center.

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


                                  COMPETITION

     The markets for the application systems and services offered by the Company are highly competitive. The Company has a number of actual and potential competitors for all of the systems and services that it offers. Many of the Company's services compete directly with computer manufacturers that encourage businesses to purchase or lease the manufacturers' computers and establish in-house systems. In addition to this competition, the Company believes that there are several companies that have the capability to offer some of the Company's services in competition with the Company, certain of which are substantially larger than the Company. The Company believes that its knowledge of its specific markets and its ability to offer market specific, integrated solutions to its customers, including hardware, software, processing and network facilities and its flexibility in packaging these products, is a positive factor pertaining to the competitive position of the Company. The Company recognizes, however, that its industry segment is increasingly competitive. The key competitive factors for the Company are functionality of products, quality of service and price.

                            RESEARCH AND DEVELOPMENT

     The Company has a research and development staff of approximately 427 persons. During fiscal 1995, 1996, and 1997, the Company spent approximately $7.7 million, $8.8 million, and $13.2 million, respectively, on activities relating to the development and improvement of new and existing products, services and techniques.

                                   EMPLOYEES

As of May 31, 1997 the Company and its subsidiaries had approximately 2,900 employees.

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


                                   Year ended May 31,
                                ------------------------

                            1997             1996            1995
------------------------    ----             ----            ----
(In thousands)

Health Care                $176,181         $144,879       $119,705
Integrated Payment Systems  131,477          104,829         88,489
Global Payment Systems      126,202           76,095         69,889
-------------------------------------------------------------------------------
Total                      $433,860         $325,803       $278,083


ITEM 2.  PROPERTIES
-------------------

    In January 1987, the Company took occupancy of a newly constructed six-story, 120,000 square foot corporate headquarters building at Two National Data Plaza in Atlanta, Georgia. There is no outstanding debt on the facility.

    In addition to the above facility, the Company leases or rents a total of 41 other facilities to serve as regional operating centers or sales offices. The Company owns or leases a variety of computers and other computer equipment for its operational needs. In recent years the Company has significantly upgraded and expanded its computers and related equipment in order to increase efficiency, enhance reliability, and provide the necessary base for business expansion.

    The Company believes that its facilities and equipment are suitable and adequate for the business of the Company as presently conducted.

    Information about leased properties and equipment is incorporated by reference from Note 7 of the Notes to the Consolidated Financial Statements on page A-31 of this Report.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------


     The Company is party to a number of claims and lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on the Company's financial position, liquidity or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

    None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, titles, ages, and business experience of all present executive officers of the Company are listed below. All officers hold office at the pleasure of the Board of Directors, unless they earlier retire or resign.

      Name                     Business Experience            Age
      ----                     -------------------            ---

Robert A. Yellowlees   Chairman of the Board of the Company
                       since June 1992;                         58
                       President, Chief Executive Officer
                       and Chief Operating Officer of the
                       Company since May 1992;  director
                       of John H. Harland Co. and Protective
                       Life Corporation. Mr. Yellowlees has
                       been a director of the Company since
                       April 1985.

Steven L. Arnold       Chief Administrative Officer of the
                       Company since March 1997;                57
                       Lt. General, United States Army
                       from July 1994 to March 1997;
                       Major General, United States Army
                       from April 1991 to July 1994.

Richard S. Cohan       General Manager, Health Care
                       Information Network, of the              44
                       Company since April 1995;
                       Senior Vice President, Health
                       Care Business Development from
                       December 1993 through March 1995;
                       Senior Vice President of the Health
                       Care Application Systems and Services
                       unit of the Company from September
                       1992 to November 1993.

Thomas M. Dunn         General Manager, Integrated Payment
                       Systems since June 1996;                 40
                       Group Vice President from August
                       1992 to June 1996; and Division
                       Vice President from August 1988 to
                       August 1992.

David K. Hunt         President, Chief Executive Officer       51
                      and member of the Board of Directors
                      of Global Payments Systems LLC, a
                      subsidiary of the Company, since
                      January 1997; President and Chief
                      Executive Officer of AT&T Universal
                      Card Services, Inc. from May 1993
                      to November 1996; Senior Executive
                      Vice President of Signet Banking
                      Corporation from October 1989
                      until May 1993.

E. Michael Ingram     General Counsel and Secretary of         45
                      the Company since January 1985.

Barbara W. Morgan     Controller of the Company since          35
                      August 1996; Assistant
                      Controller of the Company from
                      August 1994 until August
                      1996; Director of Accounting of
                      the Company from November 1992
                      until August 1994; and Senior
                      Manager of Accounting of the
                      Company from March 1991 until
                      November 1992.

Kevin C. Shea         Executive Vice President, Corporate      46
                      Strategy & Business Development since
                      June 1996; General Manager, Integrated
                      Payment Systems, of the Company from
                      April 1995 to May 1996; Executive Vice
                      President, Integrated Payment Systems
                      from September 1992 through March 1995;
                      and Executive Vice President, National
                      Data Payment Systems, Inc. ("NDPS")
                      from December 1990 through August 1992.

M.P. Stevenson Jr.    Interim Chief Financial Officer of the   42
                      Company since September 1996;
                      Vice President and Controller of the
                      Company from September 1992 until
                      August 1996; and Division Controller,
                      NDPS from March 1991 to August 1992.

                                    PART II
                                    -------


ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND
----------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

Market Price and Dividend Information appears on Page A-2 of this report.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

Selected Financial Data appears on Page A-1 of this report.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages A-3 to A-12 of this report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Financial statements and supplementary information appears on pages A-13 to A-39 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.

                                   PART III
                                   --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

    The Company hereby incorporates by reference the information contained under the heading "Election of Directors - Certain Information Concerning Nominees and Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1997 Annual Meeting of Stockholders to be held on October 23, 1997. Certain information relating to executive officers of the Company appears at pages 15 to 16 of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

    The Company hereby incorporates by reference the information contained under the heading "Election of Directors - Compensation and Other Benefits" from its definitive proxy statement to be delivered to the stockholders of the Company in connection with the 1997 Annual Meeting of Stockholders to be held on October 23, 1997. In no event shall the information contained in the proxy statement under the sections entitled "Stockholder Return Analysis," "Comparison of Cumulative Total Returns," and "Report of the Compensation and Stock Option Committees" be included in this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

    The Company hereby incorporates by reference the information contained under the headings "Election of Directors - Common Stock Ownership of Management" and " - Common Stock Ownership by Certain Other Persons" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1997 Annual Meeting of Stockholders to be held on October 23, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

None.

                                    PART IV
                                    -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)(1) The following consolidated financial statements for the Registrant and its subsidiaries appear in Appendix A to this report and are filed as a part hereof:

         Consolidated Statements of Income for the three fiscal years ended May 31, 1997.

             Consolidated Balance Sheets at May 31, 1997 and 1996.

      Consolidated Statements of Changes in Stockholders' Equity for the
                    three fiscal years ended May 31, 1997.

       Consolidated Statements of Cash Flows for the three fiscal years ended May 31, 1997.

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

         Consolidated Schedule II - Valuation and Qualifying Accounts.

            Report of Independent Public Accountants as to Schedule

(a)(3)     Exhibits

2(i)     Stock Purchase Agreement dated September 3, 1996, as amended, September
24, 1996 between the Registrant and Equifax Healthcare Information Services, Inc. (filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated October 1, 1996, File No. 001-12392, and incorporated herein by reference.)

(ii) Stock Purchase Agreement dated December 5, 1996 among the Registrant, Blue Cross and Blue Shield of Virginia and Consolidated Healthcare, Inc. (filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated December 31, 1996, File No. 001-12392, and incorporated herein by reference.)

(3)(i) Certificate of Incorporation of the Registrant, as amended (filed as Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (Registration No. 333-05427) and incorporated herein by reference).

(ii) Certificate of Amendment to Certificate of Incorporation of the Registrant, dated October 28, 1996 (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated October 29, 1996, file No. 001-12392, and incorporated herein by reference.)

(iii) Amended Certificate of Designations of the Registrant, dated October 28, 1996 (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated October 29, 1996, file No. 001-12392, and incorporated herein by reference.)

(iv) Bylaws of the Registrant, as amended (filed as Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1991, File No. 03966, and incorporated herein by reference.)

(v) Amendment to Bylaws of the Registrant, as previously amended (filed as Exhibit 3(iii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1995, File No. 03966, and incorporated herein by reference.)

(4)(i) Rights Agreement, dated as of January 18, 1991, between the Registrant and Trust Company Bank, as amended on June 18, 1992 to substitute Wachovia Bank of North Carolina, N.A. as Rights Agent (incorporated by reference from Exhibit 2 to the Registrant's Registration Statement on Form 8-A as filed on October 5, 1993.)

(ii) Form of Indenture between the Registrant and The First National Bank of Chicago, as Trustee, relating to Registrant's 5% Convertible Subordinated
Notes due 2003 (filed as Exhibit 4.1 to Registrant's Current Report on Form
8-K dated October 29, 1996, File No. 001-12392, and incorporated herein by reference.)

(iii) Form of the Registrant's 5% Convertible Subordinated Note due 2003 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated October 29, 1996, File No. 001-12392, and incorporated herein by reference.)

(10)(i) Operating Agreement of Global Payment Systems LLC dated March 31, 1996 between MasterCard International Incorporated, GPS Holding Limited Partnership, National Data Corporation of Canada, Ltd., National Data Corporation, NDC International, Ltd. and National Data Payment Systems,
Inc. (filed as Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1996, File No. 001-12392, and incorporated herein by reference).

(ii) Registration Rights Agreement dated April 1, 1996 between Global Payment Systems LLC and MasterCard International Incorporated (filed as Exhibit 10(ii) to the Registrant's Annual Report on Form 10-K for the year ended
May 31, 1996, File No. 001-12392, and incorporated herein by reference).

(iii) Credit Agreement dated as of March 18, 1996 between the Registrant and Wachovia Bank of Georgia, N.A., as Agent (filed as Exhibit 10(iii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1996, File No. 001-12392, and incorporated herein by reference).

(iv) Credit Agreement dated as of July 16, 1996 between the Registrant and the First National Bank of Chicago, as Agent (filed as Exhibit 10(iv) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1996,
File No. 001-12392, and incorporated herein by reference).

(v) Amendment dated as of October 23, 1996, to the Credit Agreement between the Registrant and Wachovia Bank of Georgia, N.A., as Agent, dated as of May 31, 1996 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 29, 1996, File No. 001-12392, and incorporated herein by reference.)

(vi) Amendment dated as of October 23, 1996, to the Credit Agreement between Registrant and The First National Bank of Chicago, as Agent, dated as of
July 16, 1996 (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated October 29, 1996, File No. 001-12392, and incorporated herein by reference.)

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

(ix) 1995 Non-Employee Director Compensation Plan (filed as Exhibit 10(vii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1996, File No. 001-12392, and incorporated herein by reference).

(x)     Renewal Employment Agreement effective as of May 18, 1995 between Robert
A. Yellowlees and the Registrant (filed as Exhibit 10(x) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1994, File No. 03966, and incorporated herein by reference.)

(xi) Amended and Restated Retirement Plan for Non-Employee Directors, dated as of April 20, 1994 (filed as Exhibit 10(xii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1994, File No. 03966, and incorporated herein by reference.)

(xii) Amendment to Amended and Restated Retirement Plan for Non-Employee Directors (filed as Exhibit 4(xi) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1995, File No. 03966, and incorporated herein by reference).

(xiii)  1983 Restricted Stock Plan, as amended (incorporated by reference from
Exhibit 10 to the Registrant's Registration Statement on Form S-8, No. 333-
05451).

(xiv)   1987 Stock Option Plan, as amended (incorporated by reference from
Exhibit 10 to the Registrant's Registration Statement on Form S-8, No. 333-
05449).

(xv) Amended and Restated C.I.S. Technologies, Inc. Stock Option Plan (incorporated by reference from Exhibit 10(a) to the Registrant's
Registration Statement on Form S-8, No. 333-05427).

(xvi) Amended and Restated C.I.S. Technologies, Inc. Employee Stock Option Plan (incorporated by reference from Exhibit 10(b) to the Registrant's Registration Statement on Form S-8, No. 333-05427).

(xvii) C.I.S. Technologies, Inc. HCC Management Stock Option Plan (incorporated by reference from Exhibit 10(c) to the Registrant's Registration Statement on Form S-8, No. 333-05427).

(xviii) C.I.S. Technologies, Inc. 1995 Directors' Stock Option Plan (incorporated by reference from Exhibit 10(d) to the Registrant's Registration Statement on Form S-8, No. 333-05427).

(xix) C.I.S. Technologies, Inc. 1995 Stock Incentive Plan (incorporated by reference from Exhibit 10(e) to the Registrant's Registration Statement on Form S-8, No. 333-05427).

(xx)    Supplemental Executive Retirement Plan effective June 1, 1997.

(xxi) Amendment to Registrant's 1987 Stock Option Plan effective September 28, 1996.

(xxii) Amendment to Registrant's 1983 Restricted Stock Plan effective December 17, 1996.

(xxiii) Global Payment Systems 1996 Option Plan effective September 13, 1996.

(xxiv) Employment Agreement effective June 1, 1997 between Robert A. Yellowlees and the Registrant.

(21)    Subsidiaries of the Registrant.

(23) Consent of Independent Public Accountants (included in Appendix A, page A-45).

(27)    Financial Data Schedule (for SEC use only).

(b)     None.

(c)     The Exhibits to this Report are listed under Item 14(a)(3) above.

(d) The Financial Statement Schedule to this Report is listed under Item 14(a)(2) above.

                                  SIGNATURES
                                  ----------

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


                         By: /s/ M.P. Stevenson Jr.
                         --------------------------
                           M.P. Stevenson Jr.
                           Interim Chief Financial Officer
                          (Principal Financial Officer)


                         By: /s/ Barbara W. Morgan
                         -----------------------------
                           Barbara W. Morgan
                           Controller
                          (Principal Accounting Officer)

 Date:   August 29, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated:

Signature                   Title                   Date
---------                   -----                   -----


/s/ Robert A. Yellowlees    Chairman of the Board,  August 29, 1997
------------------------
Robert A. Yellowlees        Chief Executive Officer



/s/ Edward L. Barlow        Director                August 29, 1997
--------------------
Edward L. Barlow



/s/ J. Veronica Biggins     Director                August 29, 1997
-----------------------
J. Veronica Biggins



/s/ James B. Edwards        Director                August 29, 1997
----------------------
James B. Edwards



/s/ Don W. Sands            Director                August 29, 1997
----------------
Don W. Sands



/s/  Neil Williams          Director                August 29, 1997
------------------
Neil Williams

                                  APPENDIX A
                                      to
                          ANNUAL REPORT ON FORM 10-K
                NATIONAL DATA CORPORATION AND ITS SUBSIDIARIES
                      FINANCIAL STATEMENTS AND SCHEDULES

                                   CONTENTS


Selected Financial Data ...................................................A-1

Market Price and Dividend Information......................................A-2

Management's Discussion and Analysis of Financial Condition and
     Results of Operations.................................................A-3

Consolidated Statements of Income for the three years
     ended May 31, 1997....................................................A-13

Consolidated Statements of Cash Flows for the three years ended
     May 31, 1997..........................................................A-14

Consolidated Balance Sheets at May 31, 1997 and 1996.......................A-15

Consolidated Statements of Changes in Stockholders' Equity for
     the three years ended May 31, 1997....................................A-16

Notes to Consolidated Financial Statements.................................A-17

Report of Independent Public Accountants...................................A-40

Consolidated Schedule II - Valuation and Qualifying Accounts...............A-41

Report of Independent Public Accountants As to Schedule....................A-42

Index to Exhibits .........................................................A-43

Consent of Independent Public Accountants..................................A-45

Selected Consolidated Financial Data
(In thousands, except per share data)



                                    1997         1996         1995         1994         1993
                             -----------------------------------------------------------------
Revenue:
Health Care                       $176,181     $144,879     $119,705      $94,870      $89,840
Integrated Payment Systems         131,477      104,829       88,489       78,787       69,579
Global Payment Systems             126,202       76,095       69,889       64,002       80,391
                                --------------------------------------------------------------
      Total                       $433,860     $325,803     $278,083     $237,659     $239,810

Operating Income (Loss)             66,656      (11,834)      28,246       18,423       14,894

Net Income (Loss)                   38,753       (8,458)      18,421       12,226        8,045

Earnings (Loss) Per Share            $1.38        ($.31)        $.79         $.55         $.37

Dividends Per Share                   $.30         $.30         $.30         $.29         $.29

Total Assets                      $521,683     $368,039     $255,758     $214,864     $203,391

Long-Term Obligations             $155,690      $13,324      $26,410      $21,664      $20,254

Total Shareholders' Equity        $277,470     $233,299     $164,651     $134,723     $124,001


All years have been adjusted to include the results of C.I.S. Technologies, Inc., acquired May 31, 1996 in a pooling-of-interests transaction.

MARKET PRICE AND DIVIDEND INFORMATION
_____________________________________________________________


National Data Corporation's common stock is traded on the New York Stock Exchange under the ticker symbol "NDC." The high and low sales prices and dividend paid per share of the Company's common stock for each quarter during the last two fiscal years were as follows:


                                                             Dividend Per
                                 High            Low            Share
--------------------------------------------------------------------------
Fiscal Year 1997

First Quarter                  $44.50          $33.75           $.075
Second Quarter                  46.63           37.88            .075
Third Quarter                   47.50           35.00            .075
Fourth Quarter                  44.00           33.75            .075

Fiscal Year 1996

First Quarter                  $26.63          $20.50           $.075
Second Quarter                  28.00           22.00            .075
Third Quarter                   35.00           20.00            .075
Fourth Quarter                  40.25           29.88            .075



The number of shareholders of record as of July 31, 1997 was 3,544.

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


Results of Operations         Fiscal Years 1997 and 1996
---------------------

The following table is a summary of the Company's fiscal 1997 results of operations and 1996 results before and after effects of restructuring, impairment and merger charges ("restructuring") and the merger with C.I.S. Technologies, Inc. ("CIS"), which was accounted for as a pooling-of-interests:



(In millions, except per share data)

                                                                 1996
                                       ------------------------------------------------------

                                1997      As Reported   Restructuring      CIS     NDC Operations
                             ----------  ------------- ---------------  ---------  --------------
Revenue                        $433.9       $325.8                -        $44.8       $281.0

Operating Income (Loss)          66.7        (11.8)            (44.1)       (3.9)        36.2

Net Income (Loss)                38.8         (8.5)            (30.0)       (3.2)        24.7

Earnings (Loss) Per Share       $1.38        ($.31)           ($1.10)      ($.22)       $1.01


The merger with CIS was effective on May 31, 1996, the last day of the Company's fiscal year 1996 in a transaction accounted for as a pooling-of-interests and accordingly, was included in the reported results of the Company. However, since only the fiscal 1997 operating results of CIS were subject to the Company's management, the Company believes a more meaningful understanding of its results of operations would be one that addresses the performance of the Company both with and without the restructuring and the CIS operating results in fiscal 1996 compared to the consolidated fiscal 1997 results. Therefore, the following discussion will address comparisons of the results of operations both including and excluding the restructuring and CIS operating results in fiscal 1996, where applicable.

REVENUE

(In millions)

                                                1997                       1996                  Increase
                                      ----------------------      -----------------------     ------------
Revenue:
   Health Care                          $176.2          41%         $144.9          45%             22%
   Integrated Payment Systems            131.5          30%          104.8          32%             25%
   Global Payment Systems                149.8          34%           79.7          24%             88%
   Intercompany Revenue                  (23.6)         (5%)          (3.6)         (1%)              -
                                     -------------------------    ------------------------    ------------
          Total Revenue                 $433.9         100%         $325.8         100%             33%
                                      ========================    ========================    ============

     Total revenue for fiscal 1997 was $433.9 million, an increase of $108.1 million (33%) from the same period in fiscal 1996. The increase was the result of increased revenue in Health Care, $31.3 million (22%); Integrated Payment Systems, $26.7 million (25%); and Global Payment Systems, $70.1 million (88%).

     Excluding CIS revenue of $44.8 million for fiscal 1996, but including CIS for fiscal 1997, total revenue increased $152.9 million (54%). The CIS subsidiary is a component of the Health Care business unit. Accordingly, Health Care revenue increased $76.1 million (76%), excluding CIS revenue from fiscal 1996 but including CIS for fiscal 1997.

     Health Care.  Health Care revenue growth (22%) in fiscal 1997 was a result
     -----------
of increases from existing products and services, primarily electronic transaction processing and the impact of acquisition activity. The acquisitions of Equifax Healthcare EDI Services, Inc. and Health Communication Services, Inc. were completed in fiscal 1997.

     Excluding CIS revenue of $44.8 million for fiscal 1996, but including CIS for fiscal 1997, Health Care revenue increased $76.1 million (76%).

     Integrated Payment Systems.  The Integrated Payment Systems revenue
     --------------------------
increase of $26.7 million (25%) was primarily due to higher volumes of merchant sales processed, which resulted from increased sales productivity and an alliance established with a financial institution in April 1996.

     Global Payment Systems.  Global Payment Systems ("Global") revenue reflects
     ----------------------
an increase in the number of authorizations performed for the Company's customers and the full-year impact of the acquisition of the Merchant Automated
Point-of-Sale Program ("MAPP") on April 1, 1996.   In addition, during the third
quarter of fiscal 1997, Global completed the purchase of a portion of Electronic Data System Corporation's ("EDS") card processing business and launched a joint marketing and service alliance with EDS.

     Intercompany.  Commencing April 1, 1996, with the formation of Global
     ------------
Payment Systems, a portion of Global's revenue was derived from intercompany sales of services to primarily the Integrated Payment Systems business unit.

COSTS AND EXPENSES


The following table represents the primary components of cost of service as a percentage of total revenue:


                                                            1996                1996
                                                            ----                ----
                                         1997            As Reported        Excluding CIS
                                   -----------------  ------------------  -----------------
Cost of Service:
   Operations                             37%                 38%                 39%
   Depreciation and Amortization           7%                  8%                  7%
   Hardware Sales                          4%                  4%                  4%
                                 ------------------------------------------------------------
                                          48%                 50%                 50%
                                 ============================================================

     Total cost of service as a percentage of revenue decreased to 48% for the fiscal year ending May 31, 1997 from 50% for the same period in fiscal 1996. This decrease is attributable to cost of operations and depreciation, each declining one percentage point. As a percentage of revenue, cost of operations was 37% for fiscal 1997, compared to 38% last year. The decrease as a percentage of revenue is attributable to the leverage of the Company's computer operations and synergies from acquisitions. Cost of operations increased $39.7 million (32%) for fiscal 1997 when compared to the same period last year, primarily as a result of increased operating costs associated with revenue growth and acquisitions.

     Excluding CIS from fiscal 1996, but including CIS for fiscal 1997, total cost of service as a percentage of revenue decreased from 50% in fiscal 1996 to 48% in fiscal 1997; the result of leveraging the cost of operations.

     Depreciation and amortization expense increased $4.4 million (17%) as a result of six purchase acquisitions completed during fiscal 1997. As a percentage of revenue, depreciation and amortization costs decreased to 7% from 8% in fiscal 1996.

     Hardware sales costs as a percentage of revenue remained constant at 4% of revenue for both fiscal years.

     Sales, general and administrative expense increased $29.2 million (22%) from the same period last year. This increase was primarily due to expenses associated with investments made in product development and sales personnel for future revenue growth. In addition, the increases in expenses were due to higher sales, general and administrative expense ratios in acquired businesses. However, as a percentage of revenue, these expenses decreased to 37% for fiscal 1997 from 40% for fiscal 1996. The Company attributes the improvement in this expense margin to synergies realized from acquisitions, principally CIS.

OPERATING INCOME

     Operating income, excluding the restructuring charge of $44.1 million in fiscal 1996, increased from $32.3 million to $66.7 million (107%) in fiscal 1997. As a percentage of revenue, operating income increased to 15% in fiscal 1997 from 10% in fiscal 1996, excluding the restructuring charge, reflecting improved margins in operations and profitability from CIS. Earnings before interest, taxes, depreciation and amortization were $101.3 million for fiscal 1997 and $60.8 million for fiscal 1996 (excluding restructuring) and as a percentage of revenue were 23% and 19%, respectively.

     Excluding restructuring and CIS operating results from fiscal 1996, but including CIS for fiscal 1997, operating income increased 84% and as a percentage of revenue increased from 13% in fiscal 1996 to 15% in fiscal 1997. Earnings before interest, taxes, depreciation and amortization were $101.3 million for fiscal 1997 and $59.4 million for fiscal 1996, excluding CIS and restructuring, and as a percentage of revenue were 23% and 21%, respectively.

INTEREST AND OTHER INCOME

     Interest and other income decreased $2.1 million (46%) for fiscal 1997. This decrease was primarily the result of lower interest earnings due to lower average funds available for investment. The decrease in cash available in the current year reflects the Company's acquisition activity.

INTEREST AND OTHER EXPENSE

     Interest and other expense increased $3.1 million due primarily to the issuance of $143.8 million in convertible debt on November 6, 1996 (see Note 11 to the Consolidated Financial Statements).

MINORITY INTEREST

     The $1.1 million increase in the expense for minority interest for fiscal 1997 was primarily attributable to the MAPP acquisition on April 1, 1996 and an alliance established with a financial institution in April 1996.

NET INCOME

     Net income was $38.8 million ($1.38 per share), an increase of $17.3 million (80%) or $0.59 per share (75%), as compared to fiscal 1996, excluding restructuring charges ($30.0 million or $1.10 per share, net-of-tax impact). Excluding restructuring and CIS in 1996, net income for fiscal 1997 improved $14.1 million (57%) from $24.7 million ($1.01 per share).

RESTRUCTURING, IMPAIRMENT AND MERGER EXPENSES

     In the fourth quarter of fiscal 1996, the Company incurred a restructuring, asset impairment and merger charge of $44.1 million, in connection with the creation of Global Payment Systems LLC and the merger with C.I.S. Technologies, Inc. This charge consisted of non-cash items of $35.1 million for the write-down of impaired assets to their realizable value and cash items of $9.0 million associated with investment banking, accounting and legal fees and severance costs. As of May 31, 1997, $6.6 million has been expended against the restructuring accrual. Management believes the remaining accrual is sufficient to complete the restructuring plans adopted last year.

Results of Operations         Fiscal Years 1996 and 1995
---------------------

The following table is a summary of the Company's fiscal 1996 and 1995 results of operations before and after effects of the restructuring and the merger with CIS, which was accounted for as a pooling-of-interests:

(In millions, except per share data)

                                                        1996
                            -----------------------------------------------------------------
                              As Reported      Restructuring      CIS        NDC Operations
                            ---------------   ---------------  ----------  -------------------
Revenue                          $325.8                 -         $44.8          $281.0

Operating Income (Loss)           (11.8)            (44.1)         (3.9)           36.2

Net Income (Loss)                  (8.5)            (30.0)         (3.2)           24.7

Earnings (Loss) Per Share         ($.31)           ($1.10)        ($.22)          $1.01

                                                        1995
                            -----------------------------------------------------------------
                              As Reported      Restructuring      CIS        NDC Operations
                            ---------------   ---------------  ----------  -------------------

Revenue                          $278.1                 -         $36.1          $242.0

Operating Income                   28.4                 -           3.6            24.8

Net Income                         18.4                 -           3.0            15.4

Earnings Per Share                 $.79                 -          $.04            $.75


The merger with CIS was effective on May 31, 1996, the last day of the Company's fiscal 1996, in a transaction accounted for as a pooling-of-interests. The fiscal 1996 and 1995 operating results of CIS were not subject to the Company's management. The following discussion will address comparisons of the results of operations including and excluding CIS operating results and restructuring in fiscal 1996 and 1995, where applicable.

REVENUE


(In millions)

                                              1996                       1995                 Increase
                                    ------------------------    ------------------------    ------------
Revenue:
   Health Care                         144.9          45%          119.7          43%             21%
   Integrated Payment Systems          104.8          32%           88.5          32%             18%
   Global Payment Systems               79.7          24%           69.9          25%             14%
   Intercompany Revenue                 (3.6)         (1%)             -           -               -
                                    ------------------------    ------------------------    ------------
          Total Revenue                325.8         100%          278.1         100%             17%
                                    ========================    ========================    ============



      Total revenue for fiscal 1996 was $325.8 million, an increase of $47.7 million (17%) from fiscal 1995. The revenue increase was the result of increased revenue in Health Care, $25.2 million (21%); Integrated Payment Systems, $16.3 million (18%); and Global Payment Systems, $9.8 million (14%).

      Excluding CIS revenue of $44.8 million for fiscal 1996 and $36.1 million for fiscal 1995, total revenue increased $39.0 million (16%). Accordingly, Health Care revenue increased $16.4 million (20%), excluding CIS in both periods.

      Health Care. Health Care revenue increased 21% in fiscal 1996 as a result
      -----------
of increases in electronic transaction processing and increases in revenue from the Company's practice management systems for the pharmacy, dental, physician, government and institutional sectors. CIS revenue for fiscal 1996 was $44.8 million, an increase of $8.7 million (24%) over fiscal 1995. The CIS increase in revenue over the prior year was largely due to the acquisition of Hospital Cost Consultants ("HCC") in June 1995 as well as growth in the financial services and Electronic Data Interchange areas. Excluding CIS revenue from both periods, Health Care revenue increased 20%.

     Integrated Payment Systems. Integrated Payment Systems increased 18% in
     --------------------------
fiscal 1996. This increase was the result of increased volume of merchant sales processed and an alliance with a financial institution's merchant credit card portfolio that was consummated on April 1, 1996.

     Global Payment Systems. Revenue increased 14% for the fiscal year ended May
     ----------------------
31, 1996. This increase reflected growth in the credit card processing business which included the acquisition of MAPP, partially offset by decreased information systems and services revenue. The decline in revenue experienced over the last few years leveled off in fiscal 1996, with the greatest improvement in the third and fourth quarters of that year.

      Intercompany. Commencing April 1, 1996, with the formation of Global
      ------------
Payment Systems, a portion of Global's revenue was derived from intercompany sales of services from Global to the Integrated Payment Systems business unit.

COSTS AND EXPENSES


The following table represents the primary components of cost of service as a percentage of total revenue:


                                          As Reported                  Excluding CIS
                                 ----------------------------------------------------------
                                      1996           1995           1996           1995
                                 ------------- -------------   -------------  -------------
Cost of Service:
   Operations                          38%            45%            39%           42%
   Depreciation and Amortization        8%             6%             7%            7%
   Hardware Sales                       4%             4%             4%            5%
                                 ----------------------------------------------------------
                                       50%            55%            50%           54%
                                 ==========================================================

     Cost of service for the fiscal year ended May 31, 1996 was $163.3 million, an increase of $9.9 million (6%), compared to fiscal 1995. As a percentage of revenue, cost of service decreased from 55% in fiscal 1995 to 50% in fiscal 1996. The decrease, principally in cost of operations, is attributed to operating efficiencies and leveraging of the Company's fixed investments. Depreciation and amortization increased as a percentage of revenue from 6% in fiscal 1995 to 8% in fiscal 1996 due to the increase in acquisition activity. Hardware costs remained constant at 4% of revenue.

     Excluding CIS from both periods, cost of service for the fiscal year ended May 31, 1996 was $141.6 million, an increase of $11.3 million (9%), compared to fiscal 1995. While the cost of operations increased $7.8 million (8%), cost of operations as a percentage of revenue decreased from 42% in fiscal 1995 to 39% in fiscal 1996. Depreciation and amortization as a percentage of revenue held constant at 7%. Hardware costs decreased one percentage point as a percentage of revenue.

     Sales, general and administrative expense increased $34.0 million (35%) in fiscal 1996. As a percentage of revenue, sales, general and administrative expenses increased from 35% in fiscal year 1995 to 40% in fiscal year 1996.
This increase was primarily due to expenses associated with investments made in product development and sales personnel for future revenue growth. In addition, the increases in expenses were due to higher sales, general and administrative expense ratios in acquired businesses. CIS sales, general and administrative costs account for $17.7 million of this increase due to operating and acquisition integration costs for CIS' HCC and AMSC business units.

     Excluding CIS from both periods, sales, general and administrative expense increased $16.3 million (19%) for fiscal 1996 as compared to fiscal 1995. As a percentage of revenue, sales, general and administrative expenses increased from 36% in fiscal year 1995 to 37% in fiscal year 1996.

OPERATING INCOME

     Operating income, excluding the restructuring charge of $44.1 million, increased to $32.3 million (14%) from the prior year. As a percentage of revenue, operating income remained relatively constant at 10% in both fiscal 1996 and fiscal 1995, excluding the restructuring charge. Earnings before interest, taxes, depreciation and amortization were $60.8 million for fiscal 1996, excluding restructuring, and $53.0 million for fiscal 1995. As a percentage of revenue, earnings before interest, taxes, depreciation and amortization were 19% for both years.

     Excluding CIS from both periods and restructuring charges from fiscal 1996, operating income increased 46% from the prior year and as a percentage of revenue increased to 13% in fiscal 1996 from 10% in fiscal 1995. Earnings before interest, taxes, depreciation and amortization were $59.4 million for fiscal 1996 and $45.8 million for fiscal 1995 and as a percentage of revenue were 21% and 19%, respectively.


INTEREST AND OTHER INCOME

     Interest and other income for fiscal 1996 was $4.5 million, an increase of $2.4 million (115%) over the same period in fiscal 1995. This increase was principally related to increased cash available for investment during the first ten months of fiscal 1996 and increased interest rates on the investment of those cash balances. The increase in cash was the result of the secondary stock offering completed in the first quarter of fiscal 1996.


INTEREST AND OTHER EXPENSE

     Interest and other expense increased $1.1 million (42%) principally due to interest paid on bank lines of credit and on notes issued by CIS to complete the HCC acquisition.


NET INCOME

     Net income was $21.5 million ($0.79 per share), excluding the impact of restructuring charges ($30.0 million or $1.10 per share, net-of-tax impact), an increase of $3.1 million (17%) compared to fiscal 1995. The fully diluted average number of common and common equivalent shares outstanding for fiscal 1996 was 27,189,000, an increase of 3,708,000 (16%) as compared to the same period in fiscal 1995. This increase in shares is primarily due to the sale of approximately 3,162,500 additional shares of the Company's common stock in June 1995.

     Excluding CIS from both periods and the restructuring charge in fiscal 1996, net income was $24.7 million ($1.01 per share), an increase of $9.3 million (60%), compared to fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow generated from operations provides the Company with a significant source of liquidity to meet its needs. At May 31, 1997, the Company and its subsidiaries had cash and cash equivalents totaling $19.2 million. Net cash provided by operating activities increased 52% to $68.8 million for fiscal 1997, from $45.3 million in fiscal 1996. Cash provided by operations before changes in working capital was $77.5 million for fiscal 1997, an increase of $29.0
million (60%) compared to the prior year.   This difference is primarily driven
by the change in net income, from a net loss of $8.5 million in fiscal 1996 to net income of $38.8 million in fiscal 1997, and the effect on deferred income
taxes in fiscal 1996 from the restructuring charge.   Cash was required in
fiscal 1997 to fund net changes in working capital of $8.6 million, compared to $3.2 million for fiscal 1996. The net increase in the working capital use of funds was principally the result of the timing and the nature of accruals at May 31, 1996, the consequent net accrual payments in fiscal 1997, and the change from a net loss in fiscal 1996 to net income in fiscal 1997 and the resultant income taxes payable. Significant cash flows generated from operating activities are reinvested by the Company in existing businesses and are used to fund acquisitions.

     For fiscal 1997, cash used in investing activities increased to $149.9 million, compared to $146.7 million in fiscal 1996. The Company continues to invest in capital expenditures related to growth in the business and acceleration of certain strategic programs, including product enhancement. In addition to capital expenditures to support future growth and improve profitability, in fiscal 1997, the Company completed six acquisitions for an aggregate cash purchase price of approximately $133.0 million, net of cash acquired. During fiscal 1996, the Company completed three acquisitions for an aggregate cash purchase price of approximately $130.5 million, net of cash acquired. The Company has financed its acquisition program through cash flows from operations, equity and debt offerings.

     Net cash provided by financing activities increased to $90.5 million for the fiscal year ended May 31, 1997 from $80.1 in the prior year period. As discussed in Note 11 to the Consolidated Financial Statements, the Company completed an issuance of long-term public debt, providing net proceeds of $139.7 million. The cash provided by the debt issuance was partially offset by repayment of the Company's line of credit of $30.0 million drawn down in fiscal year 1996 and repayments of long-term debt of $13.7 million (including $10.9 million to pay off the mortgage on the Company's headquarters building). In fiscal 1996, $80.1 million was provided by financing activities, principally the result of the issuance of stock under a secondary offering (as discussed in Note
5) and net borrowings on a credit facility. Dividends of $7.9 million and $6.9 million were paid during fiscal years 1997 and 1996, respectively.

     The Company has an unsecured $50.0 million revolving line of credit which expires in May 1999. Additionally, the Company's Global Payment Systems subsidiary has an unsecured $50.0 million revolving line of credit which expires in July 1999. As of May 31, 1997, there were no amounts outstanding under either facility. Management believes that its current level of cash and borrowing capability, along with future cash flows from operations, are sufficient to meet the needs of its existing operations and its planned operations for the foreseeable future. The Company regularly evaluates cash requirements for current operations, commitments, development activities and strategic acquisitions. The Company may elect to raise additional funds for these purposes, either through the issuance of additional debt or equity or otherwise, as appropriate.


FORWARD-LOOKING INFORMATION

     While past performance does not guarantee future results, the Company is committed to continue to sustain quality earnings growth. The Company's strategy to attain growth is through sales and marketing programs of its core businesses as well as through strategic alliances and acquisitions. The Company also intends to continue expansion into market segments related to its two primary market areas. The Company will continue to make investments in new technology infrastructure and productivity tools to ensure long-term competitiveness and maximize operating capacity and efficiency.



     When used in this report, press releases and elsewhere by management or the Company from time to time, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements concerning the Company's operations, economic performance and financial condition, including in particular, the likelihood of the Company's success in developing and expanding its business. These statements are based on a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, some of which include competition in the market for the Company's services, continued expansion of the Company's processing and payment systems markets, successfully completing and integrating acquisitions in existing and new markets and other risk factors that are discussed from time to time in the Company's Securities and Exchange Commission ("SEC") reports and other filings, including the Company's Registration Statement on Form S-3 filed on October 17, 1996, as amended. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligations to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

NATIONAL DATA CORPORATION



(In thousands, except per share data)
--------------------------------------------------------------------------------

                                                        Year Ended May 31,

                                              1997         1996         1995
                                              ----         ----         ----
REVENUE                                     $433,860     $325,803     $278,083
--------------------------------------------------------------------------------

Operating Expenses:
   Cost of service                           207,754      163,323      153,410
   Sales, general and administrative         159,450      130,246       96,247
   Restructuring, impairment and
     merger expenses                            -          44,068         -
--------------------------------------------------------------------------------
                                             367,204      337,637      249,657
--------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                       66,656      (11,834)      28,426
--------------------------------------------------------------------------------
Other income (expense):
  Interest and other income                    2,403        4,476        2,079
  Interest and other expense                  (6,814)      (3,750)      (2,635)
  Minority interest                           (1,694)        (628)        (393)
--------------------------------------------------------------------------------
                                              (6,105)          98         (949)
--------------------------------------------------------------------------------
Income (loss) before income taxes             60,551      (11,736)      27,477
Provision (benefit) for income taxes          21,798       (3,278)       9,056
--------------------------------------------------------------------------------
  Net income (loss)                         $ 38,753     $ (8,458)    $ 18,421
                                            ====================================

Earnings (loss) per common and common
  equivalent share:
  Primary                                   $   1.38     $  (0.31)    $   0.80
                                            ====================================

  Fully-diluted                             $   1.38     $  (0.31)    $   0.79
                                            ====================================


The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NATIONAL DATA CORPORATION

(In thousands)
--------------------------------------------------------------------------------

                                                                       Year Ended May 31,
                                                                  1997         1996          1995
                                                                ---------   ----------    ---------
Cash flows from operating activities:
  Net income (loss)                                             $  38,753    $  (8,458)    $ 18,421
  Adjustments to reconcile net income (loss)to net
   cash provided by operating activities:
    Depreciation and amortization                                  20,093       17,874       16,342
    Amortization of acquired intangibles and goodwill              14,514       10,739        8,196
    Asset impairment loss and other non-cash restructuring items       -        35,116           -
    Deferred income taxes                                             884      (12,550)         123
    Minority interest in earnings                                   1,694          628           -
    Provision for bad debts                                         1,129        4,725          850
    Other, net                                                        397          435           99
    Changes in current assets and liabilities which provided
      (used) cash, net of the effects of acquisitions:
        Accounts receivable, net                                  (10,062)     (16,562)      (7,015)
        Merchant processing working capital                         3,913       (4,076)       4,993
        Inventory                                                    (300)       1,060        1,228
        Prepaid expenses and other assets                            (146)       9,024        5,982
        Accounts payable and accrued liabilities                   (4,770)      13,896          (84)
        Income taxes payable                                        2,734       (6,547)       1,631
                                                                ------------------------------------
  Net cash provided by operating activities                        68,833       45,304       50,766
                                                                ------------------------------------
Cash flows from investing activities:
  Capital expenditures                                            (16,708)     (16,393)     (14,101)
  Business acquisitions, net of cash acquired                    (132,983)    (130,542)     (51,662)
  Other, net                                                         (189)         275        1,933
                                                                ------------------------------------
  Net cash used in investing activities                          (149,880)    (146,660)     (63,830)
                                                                ------------------------------------
Cash flows from financing activities:
  Net (repayments) borrowings under lines of credit               (30,000)      28,017        1,622
  Payments on notes and earn-out payable                           (3,613)      (3,509)      (2,837)
  Net principal payments under mortgage, capital lease
    arrangements and other long-term debt                         (13,677)     (11,481)      (3,770)
  Net proceeds from the issuance of long-term debt                139,682        1,250        2,000
  Net proceeds from sale of common stock                               -        63,652       11,692
  Net proceeds from the issuance of stock under various
    stock plans                                                     8,065        9,057        2,603
  Distributions to minority interests                              (2,068)          -            -
  Dividends paid                                                   (7,870)      (6,877)      (5,663)
                                                                ------------------------------------
  Net cash provided by financing activities                        90,519       80,109        5,647
                                                                ------------------------------------
Increase (decrease) in cash and cash equivalents                    9,472      (21,247)      (7,417)
Cash and cash equivalents, beginning of period                      9,768       31,015       38,432
                                                                ------------------------------------
Cash and cash equivalents, end of period                        $  19,240    $   9,768     $ 31,015
                                                                ====================================

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED BALANCE SHEETS
NATIONAL DATA CORPORATION




(In thousands, except share data)
--------------------------------------------------------------------------------
                                                               May 31,
                                                       1997             1996
                                                       ----             ----
ASSETS
Current assets:
  Cash and cash equivalents                         $ 19,240         $  9,768
  Accounts receivable (less allowances of
  $2,868 and $2,433, respectively)                    78,269           61,618
  Deferred income taxes                                2,584            1,000
  Inventory                                            2,260            1,869
  Prepaid expenses and other current assets            6,271            7,152
                                                    --------         --------
    Total current assets                             108,624           81,407
                                                    --------         --------

Property and equipment, net                           49,907           49,436
Intangible assets, net                               348,476          223,055
Deferred income taxes                                  9,037           11,505
Other                                                  5,639            2,636
                                                    --------         --------

Total Assets                                        $521,683         $368,039
                                                    ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities          $ 51,789         $ 48,561
  Line of credit payable                                -              30,000
  Notes and earn-out payable                           1,372            1,637
  Income taxes payable                                 4,282            1,548
  Obligations under capital leases                     2,513            3,011
  Mortgage payable                                      -              10,936
  Deferred income                                      7,389            5,996
                                                    --------         --------
    Total current liabilities                         67,345          101,689
                                                    --------         --------

Long-term debt                                       149,750            3,119
Obligations under capital leases                       2,287            4,458
Other long-term liabilities                            3,653            5,747
                                                    --------         --------
    Total liabilities                                223,035          115,013
                                                    --------         --------

Minority interest in equity of subsidiaries           21,178           19,727
Commitments and contingencies (Notes 7, 11
 and 13)

Shareholders' equity:
  Preferred stock, par value $1.00 per share;
    1,000,000 shares authorized, none issued            -                -
  Common stock, par value $.125 per share;
    100,000,000 shares authorized, 26,564,668
    and 25,962,939 shares issued and outstanding,
    respectively.                                      3,321            3,246
  Capital in excess of par value                     182,695          168,732
  Retained earnings                                   93,099           62,216
  Cumulative translation adjustment                     (727)            (753)
                                                    --------         --------
                                                     278,388          233,441
Less:  Deferred compensation                            (918)            (142)
                                                    --------         --------
    Total Shareholders' Equity                       277,470          233,299
                                                    --------         --------

Total Liabilities and Shareholders' Equity          $521,683         $368,039
                                                    ========         ========

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

NATIONAL DATA CORPORATION
--------------------------------------------------------------------------------
(In thousands, except per share data)

                                                  Common Stock
                                               --------------------    Capital in                 Cumulative   Deferred
                                                Number                  Excess of     Retained   Translation   Compen-
                                               of Shares     Amount     Par Value     Earnings    Adjustment    sation
                                               ------------------------------------------------------------------------
Balance at May 31, 1994                          15,440      $1,930      $ 81,653      $65,595      $(533)      $(792)

  Net income                                         -           -             -        18,421         -           -
  Cash dividends ($.30 per share)                    -           -             -        (5,663)        -           -
  Stock dividend in the form of a stock split     6,422         802            -          (802)        -           -
  Foreign currency translation adjustment            -           -             -            -         (17)         -
  Stock issued under employee stock plans           237          30         2,571           -          -           -
  Stock issued under restricted stock plans          38           5           359           -          -         (362)
  Amortization of deferred compensation              -           -             -            -          -          880
----------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1995                          22,137       2,767        84,583       77,551       (550)       (274)
======================================================================================================================

  Net loss                                           -           -             -        (8,458)        -           -
  Cash dividends ($.30 per share)                    -           -             -        (6,877)        -           -
  Secondary stock offering                        3,163         395        63,257           -          -           -
  Foreign currency translation adjustment            -           -             -            -        (203)         -
  Stock issued under employee stock plans           614          78         4,946           -          -           -
  Stock issued under non-employee stock plans        49           6           500           -          -           -
  Stock issued under restricted stock plans          -           -             64           -          -         (100)
  Tax benefit from exercise of stock options         -           -          3,330           -          -           -
  Increase in capital due to issuance of
    subsidiary ownership interest                    -           -         12,052           -          -           -
  Amortization of deferred compensation              -           -             -            -          -          232
----------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1996                          25,963       3,246       168,732       62,216       (753)       (142)
======================================================================================================================

  Net income                                         -           -             -        38,753         -           -
  Cash dividends ($.30 per share)                    -           -             -        (7,870)        -           -
  Foreign currency translation adjustment            -           -             -            -          26          -
  Stock issued under employee stock plans           414          52         4,644           -          -           -
  Stock issued under non-employee stock plans        14           2           201           -          -           -
  Stock issued under restricted stock plans          27           3         1,188           -          -       (1,229)
  Tax benefit from exercise of stock options         -           -          1,955           -          -           -
  Stock issued for acquisitions                     147          18         5,975           -          -           -
  Amortization of deferred compensation              -           -             -            -          -          453
----------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1997                          26,565      $3,321      $182,695      $93,099      $(727)      $(918)
======================================================================================================================

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations - The Company is primarily a provider of information
--------------------
processing services and application systems to the health care and payments systems markets. The principal markets for the Company's products and services are retailers, banks and financial institutions, health care providers, insurance companies and managed care organizations.

Basis of presentation - The consolidated financial statements include the
---------------------
accounts of the Company and its majority-owned subsidiaries including the retroactive effect of the CIS merger occurring on May 31, 1996, which has been accounted for under the pooling-of-interests method. Significant intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to the fiscal 1996 and 1995 consolidated financial statements to conform to the fiscal 1997 presentation.

Use of estimates - The preparation of financial statements in conformity with
----------------
generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

Cash and cash equivalents - For purposes of reporting cash flows, cash and cash
-------------------------
equivalents include cash on hand and all liquid investments with a maturity of three months or less when purchased.

Inventory - Inventory, which is composed primarily of microcomputer hardware and
---------
peripheral equipment and electronic point-of-sale terminals, is stated at the lower of cost or market. Cost is determined by using the average cost method.

Property and equipment -  Property and equipment, including equipment under
----------------------
capital leases, is stated at cost. Depreciation and amortization are calculated using the straight-line method. Equipment is depreciated over 2 to 5 year lives, and buildings are depreciated over a 40 year life. Leasehold improvements and property acquired under capital leases are amortized over the shorter of the useful life of the asset or the term of the lease. The costs of purchased and internally developed software used to provide services to customers or internal administrative services are capitalized and amortized on a straight-line basis over their estimated useful lives, not to exceed five years.

Intangible assets - Intangible assets primarily represent customer contracts,
-----------------
trademarks and covenants-not-to-compete associated with the Company's acquisitions. Acquired intangibles are amortized using the straight-line method over their estimated useful lives of 4 to 25 years. Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. Goodwill is being amortized on a straight-line basis over periods ranging from 10 to 40 years. Subsequent to an acquisition, the Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of goodwill and other intangibles may warrant revision or may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows of the related businesses over the remaining life of the asset in measuring whether the intangible asset is recoverable (see
Note 2). In management's opinion, the long-lived assets, including property and equipment and intangible assets, are appropriately valued at May 31, 1997.

Income taxes - Deferred income taxes are determined based on the difference
------------
between financial statement and tax bases of assets and liabilities using enacted tax laws and rates (see Note 4).

Earn-out payables - Earn-out payables represent the present value of estimated
-----------------
future payments under earn-out agreements related to the Company's business acquisitions.

Foreign currency translation - The assets and liabilities of foreign
----------------------------
subsidiaries are translated at the year-end rate of exchange, and income statement items are translated at the average rates prevailing during the year. The resulting translation adjustment is recorded as a component of stockholders' equity. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of stockholders' equity.

New accounting standard - The Financial Accounting Standards Board has issued
-----------------------
Statement No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, the Company has chosen to continue to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans and implement the disclosure option of SFAS No. 123 (see Note 5).

Revenue - Revenue related to services provided, including the Company's
-------
government cost-plus contracts, is recognized as services are performed. Revenue related to software sales, software license agreements and hardware sales is recognized upon shipment. Revenues related to hardware and software maintenance contracts are recognized ratably over the terms of the contracts.

Earnings per common share -  Earnings per common and common equivalent share on
-------------------------
a primary basis are computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares represent stock options that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period are assumed to have a dilutive effect on earnings per share.

Earnings per common and common equivalent share, on a fully diluted basis, are computed by the same method as described for primary earnings per share, except that the higher of (1) the ending market share price or (2) the average market share price is used to compute the fully diluted earnings per share, as compared
to the average market share price for primary earnings per share.   The impact
of the fiscal year 1996 shares issued to effect the pooling-of-interests merger of C.I.S. Technologies, Inc. into a subsidiary of the Company (see Note 2) has been retroactively applied to all periods for which financial statements are presented. The effect of the Company's convertible debt (see Note 11) is excluded since it is antidilutive.

The primary and fully diluted weighted average number of common and common equivalent shares outstanding are as follows:

                                  Year Ended May 31,
                                  ------------------
(In thousands)               1997          1996          1995
                          ----------    ----------    ----------
Primary                     27,995        27,189        23,065

Fully Diluted               28,039        27,189        23,481


In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share". SFAS No. 128 requires primary earnings per share to be replaced with "basic earnings per share". Basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Fully diluted earnings per share will be called "diluted earnings per share". The standard is intended to simplify existing computational guidelines, revise the disclosure requirements, and increase comparability of earnings per share on an international basis. The pronouncement is effective for financial statements issued after December 15, 1997 and is not expected to have a material impact on the Company's reported earnings per share.

NOTE 2 - BUSINESS ACQUISITIONS


During fiscal 1997, 1996 and 1995, the Company completed the following purchase acquisitions:

                                            Date            Ownership
Business                                    Acquired        Percentage
---------------------------------------------------------------------------

Yes Check Services, Inc.                    June 1994         80%
Lytec Systems, Inc.                         July 1994        100%
Mercantile Systems, Inc.                    September 1994   100%
Zadall Systems Group, Inc.                  October 1994     100%
AMSC, Inc.                                  November 1994    100%
Learned-Mahn, Inc.                          January 1995     100%
Physician's Practice Management             May 1995         100%
Hospital Cost Consultants, Inc.             June 1995        100%
Conceptual Systems Corp., Inc.              January 1996     100%
Merchant Automated
     Point of Sale Program ("MAPP")         April 1996      92.5%
Comerica Bank merchant portfolio            April 1996        51%
Equifax Healthcare EDI Services, Inc.       October 1996     100%
Health Communication Services, Inc.         January 1997     100%
Electronic Data Systems Corporation's
    ("EDS") multi-client card
     processing business                    January 1997     100%
Comerica Bank merchant portfolio            January 1997      51%
Merchant Services U.S.A., Inc. ("MSUSA")    March 1997       100%
HealthTec                                   April 1997       100%

Each of the foregoing acquisitions has been recorded using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. The allocation of the purchase price of the fiscal year 1997 acquisitions is in some instances preliminary and will be adjusted when the necessary information is available. The operating results of the acquired businesses are included in the Company's consolidated statements of income (loss) from the respective dates of acquisition.

Purchase acquisitions completed in fiscal 1997 consisted of Equifax Health EDI Services, Inc., Health Communication Services, Inc., EDS's multi-client card processing business, an additional merchant credit card portfolio from Comerica Bank, MSUSA and HealthTec. The aggregate price paid for these acquisitions was $145.0 million, consisting of cash of $133.0 million, common stock of $6.0 million and notes of $6.0 million. The net value of the tangible assets acquired was approximately $3.2 million, creating an excess of cost over tangible assets of $141.8 million. The intangible assets will be amortized over periods ranging from 5 to 25 years.

In order to effect the MAPP acquisition, the Company organized a new Georgia limited liability company, Global Payment Systems LLC ("Global"), to which it transferred its Payment Services business unit, its Information Systems and Services business unit and certain back office support functions from the Company's Payment Systems business unit. In addition, the Company contributed $60 million and loaned $50 million to Global. The total cash from the Company, $110 million, transferred to Global was paid using cash on hand of approximately $104 million, with the remaining $6 million borrowed under an existing acquisition line of credit. Global then acquired MAPP from MasterCard International Incorporated ("MasterCard"). The net assets of MAPP consisted primarily of tangible personal property, leased personal and real property, customer contracts, assembled workforce and the goodwill of the business. The consideration paid for MAPP was $110 million plus the granting of a 7.5% membership interest in Global to MasterCard. The gain from the issuance of the 7.5% membership interest in Global has been reflected as a capital transaction in the Consolidated Statements of Changes in Shareholders' Equity.

The total consideration paid for the MAPP business, acquired in fiscal 1996, was $131.6 million, which consists of $112.8 million in cash and the 7.5% minority interest with an estimated value of $18.8 million. The net value of the tangible assets acquired was approximately $5.0 million, creating an excess cost over tangible assets of $126.6 million. The aggregated estimated life of the intangible assets is 34 years.

Other purchase acquisitions completed in fiscal 1996 consisted of Hospital Cost Consultants, Inc. ("HCC"), acquired by CIS prior to its merger with the Company, Conceptual Systems Corp., and a merchant credit card portfolio of Comerica Bank. The aggregate price paid for these acquisitions was $34.4 million, consisting of cash of $29.4 million and notes payable of $5 million. The excess cost over net tangible assets acquired of $42.1 million was allocated to goodwill and intangible assets and will be amortized over periods ranging from 10 to 20 years.

The following unaudited pro forma information for the 1997 and 1996 purchase acquisitions discussed above has been prepared as if these acquisitions had occurred on June 1, 1995. The information is based on historical results of the separate companies and may not necessarily be indicative of the results that would have been achieved or of results which may occur in the future. The pro forma information includes the expense for amortization of goodwill and other intangible assets resulting from these transactions and interest expense related to financing costs but does not reflect any synergies or operating cost reductions that may be achieved from the combined operations. In addition, the pro forma information for fiscal 1996 excludes the charges for restructuring, asset impairment and merger expenses.


                                              Fiscal Year Ended
(In thousands, except per share data)    May 31, 1997    May 31, 1996
----------------------------------------------------------------------

Revenue                                    $465,754        $442,365
Net income                                 $ 39,011        $ 24,402
Earnings per share, fully diluted             $1.39            $.92




In addition to the purchase acquisitions, the Company merged with C.I.S. Technologies, Inc. ("CIS") on May 31, 1996. CIS provides transaction processing, consulting and outsourcing services to the health care market, primarily hospitals and physicians. In the merger, each share of CIS Common Stock and Series A Preferred Stock was converted into the right to receive .08682 shares of the Company's Common Stock. The Company issued approximately 2,829,746 shares of its Common Stock, valued at approximately $107 million, in exchange for the outstanding CIS Common Stock and Series A Preferred Stock. The acquisition was accounted for using the pooling-of-interests method. In accordance with the pooling-of-interests method, the consolidated financial statements of the Company include the financial statements of CIS for all periods presented.

In connection with the CIS combination, the Company accrued certain direct transaction and integration costs totaling $6.4 million which were reflected as part of restructuring, impairment and merger expenses in the Company's fiscal 1996 consolidated statement of income (loss). Such fees and expenses consist of $3.8 million of direct transaction costs (including investment banking fees, legal, accounting and printing costs) and $2.7 million of severance and exit costs.

NOTE 3 - RESTRUCTURING, IMPAIRMENT AND MERGER EXPENSES


In connection with the fiscal 1996 creation of Global and the merger with CIS, the Company incurred a total charge of $44.1 million. Included in this charge was $35.1 million for asset impairment (non-cash charge), $5.2 million for restructuring, and $3.8 million for merger transaction costs. The restructuring and merger transaction costs that were considered cash items were accrued at the time the charges were incurred. As of May 31, 1997, $3.1 million and $3.5 million have been expended toward the restructuring activities and merger transaction cost accruals, respectively.

As a result of the creation of Global and the merger with CIS, the Company performed an evaluation to determine whether future undiscounted cash flows impacted by these events in certain of the Company's Integrated Payment Systems and Health Care businesses would be less than the aggregate carrying amount of the related assets. The evaluation was performed in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". As a result of the evaluation, management determined that the estimated future cash flows would be less than the carrying amount of certain related assets, and therefore, the related assets were impaired as defined by SFAS No. 121. Assets impaired included intangible assets and capitalized software.

The restructuring charge reflects the anticipated severance benefits and other related costs arising from the Company's plans to downsize personnel in areas of redundant operations and activities. Merger transaction costs primarily consist of investment banking and professional fees related to the CIS merger.

NOTE 4 - INCOME TAXES


The provision for income taxes includes:




                                  Fiscal Year Ended May 31,
(In thousands)                1997            1996        1995
                           ----------     ----------   ---------
Current tax expense:
 Federal                     $19,782         $8,981      $7,444
 State                         1,132            291       1,489
                           --------------------------------------
                              20,914          9,272       8,933
                           --------------------------------------

Deferred (prepaid) tax expense:

 Federal                         836        (11,824)        259
 State                            48           (726)       (136)
                           --------------------------------------
                                 884        (12,550)        123
                           --------------------------------------
Total                        $21,798       $ (3,278)     $9,056
                           ======================================


The Company's effective tax rates differ from federal statutory rates as follows:



                                                       Fiscal Year Ended May 31,
                                                   1997          1996           1995
                                                ----------    ----------     ----------
Federal statutory rate                            35.0%         (35.0%)          35.0%
  State income taxes, net of federal
   income tax benefit                              1.3%          (1.3%)           3.2%
  Non-taxable interest income                      (.1%)         (3.1%)           (.5%)
  Non-deductible amortization and
   write-off of intangible assets                  2.5%          23.3%            (.5%)
  Utilization of tax loss carry forwards             -           (3.0%)             -
  Tax credits                                      (.6%)         (3.1%)          (1.2%)
  Recognition of tax assets                          -          (10.5%)          (3.8%)
  Other                                           (2.1%)          4.8%             .8%
                                                ---------------------------------------
             Total                                36.0%         (27.9%)          33.0%
                                                =======================================

Deferred income taxes as of May 31, 1997 and 1996 reflect the impact of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. Net deferred tax assets at May 31, 1997 and 1996 consisted of net current deferred tax assets of $2,584,000 and $1,000,000, respectively, and net non-current deferred tax assets of $9,037,000 and $11,505,000, respectively. As of May 31, 1997 and 1996, principal components of deferred tax items were as follows:



(In thousands)                                      1997              1996
                                               -------------      ------------
Deferred tax liabilities:
   Property and equipment                         $6,465            $7,476
   Prepaid expenses                                  465             1,376
   Other                                               -               557
                                               ------------------------------
                                                   6,930             9,409
                                               ------------------------------
Deferred tax assets:
   Net operating loss and credit
     carryforwards                                $9,597           $13,971
   Accrued expenses                                3,923             1,056
   Acquired intangibles                            3,791             1,958
   Accrued restructuring and
     impairment charge                             1,526             8,771
   Employee benefit plans                            326               565
   Other                                           1,300               244
   Valuation allowance                            (1,912)           (4,651)
                                               ----------------------------
                                                  18,551            21,914
                                               ----------------------------
Net deferred tax asset                           $11,621           $12,505
                                               ============================



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

Stock Option Plans - The Company has an employee stock option plan, the 1987
------------------
Stock Option Plan ("the 1987 Plan"), that provides for the granting of options to certain officers and key employees to purchase the Company's common stock. Under the 1987 Plan, options may be issued at, below, or above the fair market value of the common stock at the time of grant. All options have been issued at or above the fair market value of the Common Stock at the time of grant. Options granted become exercisable in various annual increments and terminate over a period not to exceed ten years.

The Company also has a Non-employee Directors Stock Option Plan which provides for grants of options, consisting of 5,000 shares of the Company's Common Stock for each completed year of service, to directors who are not employees of the Company. A maximum of five options may be granted to each such director, and the maximum number of shares for which options may be granted is 345,000. Options granted prior to October 26, 1995 are exercisable immediately at the current market value on the date of grant. Options granted on or after October 26, 1995 vest 20% two years after the date of grant, an additional 25% after three years, another 25% after four years, and the remaining 30% after five years.

Other Stock Plans -  The Company has an Employee Stock Purchase Plan under which
-----------------
the sale of 1,350,000 shares of its Common Stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is the lower of 85% of market value on the first day or the last day of the purchase period. At May 31, 1997, 1,023,132 shares have been issued under this plan, with 326,868 shares reserved for future issuance.

The Company's 1983 Restricted Stock Plan ("the Restricted Plan") authorizes 750,000 shares of the Company's Common Stock to be awarded to key employees. Shares awarded under the Restricted Plan are held in escrow and released to the grantee upon the grantee's satisfaction of conditions of the grantee's restricted stock agreement. Awards are recorded as deferred compensation, a reduction of stockholders' equity based on the quoted fair market value of the
Company's Common Stock at the award date.   Compensation expense is recognized
ratably during the escrow period of the award.

There were 34,132, 3,864 and 38,250 shares of the Company's Common Stock awarded under the Restricted Plan during fiscal years 1997, 1996 and 1995, respectively. These awards have restriction periods of one to four years. As of May 31, 1997, 43,996 shares remained in escrow. There were 451,752 shares reserved for future issuance under this plan. The Company expensed $327,000, $233,000 and $880,000 for the years ended May 31, 1997, 1996 and 1995, respectively, in connection with the Restricted Plan.

Transactions under the Stock Option Plans are summarized as follows:




                                            1987 Plan                Non-Employee Directors Plan
                             --------------------------------------------------------------------------
                                                  Weighted Average                      Weighted Average
                                 Shares Under     Option Price Per     Shares Under     Option Price Per
                                    Option              Share             Option              Share
                             ----------------------------------------------------------------------------
Outstanding at May 31, 1994            2,401,654            $10.41            261,000             $11.41
  Granted                                962,974             16.97              7,500              13.92
  Exercised                             (304,493)            10.01             (9,000)              6.13
  Expired or terminated                 (243,450)             9.84                  -                  -
---------------------------------------------------------------------------------------------------------
Outstanding at May 31, 1995            2,816,685            $13.11            259,500             $11.66
  Granted                                682,875             22.96             25,000              25.13
  Exercised                             (566,411)             7.98            (51,000)             10.24
  Expired or terminated                 (244,984)            13.33                  -                  -
---------------------------------------------------------------------------------------------------------
Outstanding at May 31, 1996            2,688,165            $15.54            233,500             $13.41
  Granted                                214,050             36.11             25,000              41.00
  Exercised                             (220,807)            15.48            (13,500)             15.03
  Expired or terminated                 (211,576)            17.26                  -                  -
---------------------------------------------------------------------------------------------------------
Outstanding at May 31, 1997            2,469,832            $17.21            245,000             $16.14
---------------------------------------------------------------------------------------------------------
Exercisable at May 31, 1997            1,044,493            $12.80            190,500             $12.08
---------------------------------------------------------------------------------------------------------
Available for future grants            1,427,309                               17,500
---------------------------------------------------------------------------------------------------------



The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant dates:


                                  1987 Plan                            Non-Employee Director Plan
                 ------------------------------------------------------------------------------------------
                                   Weighted      Weighted                       Weighted       Weighted
 Exercise Price      Number of     Average       Average          Number of     Average        Average
     Range            Shares       Price      Contractual Life      Shares       Price     Contractual Life
-----------------------------------------------------------------------------------------------------------
 $6.17 -  $9.17       555,096        $6.79      5.0 years          105,000        $7.80        4.4 years
$ 9.67 - $14.33       831,053        10.57      6.6 years           39,000        11.64        5.1 years
$15.25 - $22.54       531,094        21.01      7.9 years           51,000        20.15        2.2 years
$23.04 - $34.38       413,915        29.36      8.4 years           25,000        25.13        8.5 years
$35.99 - $53.27       102,618        42.84      7.7 years           25,000        41.00        9.4 years
$56.15 - $78.47        36,056        64.08      5.3 years             -             -              -


The Company has chosen the disclosure option under SFAS No. 123 and continues to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted under the plans. Had compensation cost for these plans been recognized based on the fair value of the options at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                      1997                          1996
(In thousands, except per share data)      As Reported     Pro Forma     As Reported    Pro Forma
                                          -------------   -----------   -------------  ------------
Net Income                                    $38,753       $37,581      ($ 8,458)      ($ 9,148)
Primary earnings per share                      $1.38         $1.36      ($   .31)      ($   .34)
Fully diluted earnings per share                $1.38         $1.35      ($   .31)      ($   .34)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the 1997 and 1996 grants, respectively: risk-free interest rates of 6.6% and 6.1% for the 1987 Stock Option Plan, 6.5% and 6.2% for the Non-employee Directors Plan, and 5.7% and 5.6% for the Employee Stock Purchase Plan; expected dividend yields of 0.8% and 1.4% for the 1987 Stock Option Plan, 0.7% and 1.2% for the Non-employee Directors Plan, and 0.7% and 1.1% for the Employee Stock Purchase Plan; expected lives of 7.0 and 6.9 years for the 1987 Stock Option Plan, 10 years for the Non-employee Directors Plan, and 1 year for the Employee Stock Purchase Plan; expected volatility of 40% for all plans, both years.

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

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements at May 31, 1997 and 1996:

(In thousands)                                            1997           1996
                                                        ----------    ----------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including
         vested benefits of $18,138 and
          $15,898, respectively                           $19,126       $16,902
    Projected compensation increases                        6,318         5,410
                                                         --------      --------
    Projected benefit obligation for services
         rendered to date                                  25,444        22,312
Plan assets at fair market value,
       primarily stocks and bonds                          21,582        18,314
                                                         --------      --------
Projected benefit obligation
       in excess of plan assets                            (3,862)       (3,998)

Unrecognized net loss from past experience
      different from that assumed and effect of
      changes in assumptions                                2,099         2,962

Unrecognized prior service cost                               467           556

Unrecognized net asset at June 1, 1985, being
      amortized over 17 years                              (1,149)       (1,385)
                                                      --------------------------
Accrued pension cost                                      ($2,445)      ($1,865)
                                                      ==========================



Net pension expense included the following components for the fiscal years ending May 31:





(In thousands)                                        1997          1996       1995
                                                   ----------    ----------  --------
Service cost-benefits earned during the
    period                                            $1,672      $1,272       $1,000
Interest cost on projected benefit
   obligation                                          1,855       1,603        1,397
Actual return on plan assets                          (2,846)     (2,858)      (1,521)
Net amortization and deferral                            910       1,242          (49)
                                                  -----------------------------------
Net pension expense                                   $1,591      $1,259         $827
                                                  ===================================


Significant assumptions used in determining net pension expense and related obligations were as follows:



                                                             May 31,
                                                      1997             1996
                                                   ---------------------------
Discount rate                                           7.75%          8.00%
Rate of increase in compensation levels                 4.33%          4.33%
Expected long-term rate of return on assets            10.00%         10.00%




On December 18, 1991, the Company adopted a retirement plan for non-employee directors of the Company with five or more years of service ("the Directors' Plan"). The Directors' Plan benefits are based on 50% of the annual director retainer amount in effect on the date of a director's retirement plus 10% for each year of service up to 100% of the base amount for ten years' service. The benefits are payable upon retirement, at or after age 70, for a period equal to the number of years of service as a director but not more than 15 years for participants with 15 or more years of board service as of the effective date of the Directors' Plan and not more than 10 years for all other participants. The expense related to the Directors' Plan was immaterial in both fiscal 1997 and 1996.

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

Rent expense on all operating leases for fiscal years 1997, 1996 and 1995 was approximately $11,133,000, $9,037,000 and $7,349,000, respectively.

As of May 31, 1997 and 1996, asset balances for property acquired under capital leases consisted of the following:


(In thousands)                                           1997            1996
                                                      ---------       ---------
Equipment                                              $11,723         $16,107
Less: accumulated amortization                           7,644           8,421
                                                     --------------------------
                                                        $4,079           $7,686
                                                     ==========================


Future minimum lease payments for all noncancelable leases at May 31, 1997 were as follows:

                                                     Capital          Operating
(In thousands)                                       Leases             Leases
                                                    ----------       ----------
                        1998                           $2,824          $8,354
                        1999                            1,649           6,459
                        2000                              796           3,905
                        2001                               55           2,829
                        2002                               28           2,323
                        Thereafter                          -           2,363
                                                   --------------------------
Total future minimum lease payments                    $5,352         $26,233
Less: amount representing interest                        552
                                                   -----------
Present value of net minimum lease payments             4,800
Less: current portion                                   2,513
                                                   -----------
Long-term obligations under capital leases at
    May 31, 1997                                       $2,287
                                                   ===========

NOTE 8 - PROPERTY AND EQUIPMENT

As of May 31, 1997 and 1996, property and equipment consisted of the following:


(In thousands)                                                 1997         1996
----------------------------------------------------------------------------------
Land                                                           $402          $402
Building                                                      6,503         6,503
Equipment                                                    48,850        40,465
Software                                                     31,685        23,450
Leasehold improvements                                       15,507        14,709
Furniture and fixtures                                        9,814         7,216
Work in progress                                              7,228         6,358
                                                         -------------------------
                                                            119,989        99,103
Less: accumulated depreciation and amortization              74,161        57,353
                                                         -------------------------
                                                             45,828        41,750
Property acquired under capital leases, net of
 accumulated amortization                                     4,079         7,686
                                                         -------------------------
                                                            $49,907       $49,436
                                                         =========================



NOTE 9 - INTANGIBLE ASSETS

As of May 31, 1997 and 1996, intangible assets consisted of the following:


(In thousands)                                            1997          1996
-----------------------------------------------------------------------------
Customer base                                           $152,365      $93,012
Trademarks                                                28,273       28,273
Goodwill and other intangibles                           226,083      145,538
                                                  ----------------------------
                                                         406,721      266,823
Less:  accumulated amortization                           58,245       43,768
                                                  ----------------------------
                                                        $348,476     $223,055
                                                  ============================


The increase in intangible assets during fiscal 1997 is primarily due to acquisitions (see Note 2).

NOTE 10 - SOFTWARE COSTS

The following table sets forth information regarding the Company's costs associated with software development for the years ended May 31, 1997, 1996 and 1995:




(In thousands)                                        1997         1996         1995
-------------------------------------------------------------------------------------
Total costs associated with software
    development                                     $18,015      $15,706      $12,545
Less: capitalization of internally
    developed software                                4,805        6,872        4,880
                                                 -------------------------------------
Net research and development costs                  $13,210       $8,834       $7,665
                                                 =====================================


The Company capitalizes costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis and has been recognized for those products available for market based on the products' estimated economic lives, not to exceed five years.

Total unamortized capitalized software costs (purchased and internally developed) were approximately $16,603,000, $8,840,000 and $16,681,000 as of May 31, 1997, 1996 and 1995, respectively. Total software amortization expense was approximately $4,848,000, $5,920,000 and $4,766,000 in fiscal years 1997, 1996 and 1995, respectively. In fiscal 1996, as part of a restructuring, asset impairment and merger charge (see Note 3), the Company recognized an impairment loss of approximately $6.7 million to reduce the carrying value of certain software to its net realizable value.

NOTE 11  LONG-TERM DEBT

As of May 31, 1997 and 1996, long-term debt consisted of the following:

(In thousands)

                                                                  1997            1996
                                                               ---------       ---------
Convertible notes                                               $143,750       $      -

Mortgage payable                                                       -         10,936
Promissory notes issued in consideration for
 acquisitions:
    Electronic Data Systems Corporation                            6,000              -
    AMSC, Inc. - 7.5% due November 2007                                -          2,000
    Mercantile Systems, Inc.  3.5% due September 1997              1,026          2,054
Other notes payable:
    Non-interest bearing  note due May 1999                          346            520
    Other                                                              -            182
                                                             ---------------------------
                                                                $151,122        $15,692
Less:  current maturities                                          1,372         12,573
                                                             ---------------------------
Long-term debt                                                  $149,750          $3,119
                                                             ===========================



On November 6, 1996, the Company issued convertible notes ("the Notes"), providing $139,682,000 in proceeds, net of $4,068,000 in debt issuance costs. The issuance costs are included in other assets and are being amortized over the life of the Notes. The Notes are unsecured subordinated obligations of the Company, $143,750,000 aggregate principal amount, and will mature on November 1,
2003.   The Notes bear interest at 5% per annum and are convertible into approximately 2,750,000 shares of common stock at $52.23 per share at any time prior to maturity. Subsequent to November 1, 1999, the Notes are redeemable at the option of the Company, in whole or in part, initially at 102.857% and thereafter at prices declining to 100% at maturity, together with accrued interest.

The note payable to Electronic Data Systems Corporation was issued in connection with the Company's acquisition of their multi-client card processing business (see Note 2). The note accrues interest monthly at a rate equal to that of 7.32% per annum. The principal balance and accrued interest are payable in full on the earlier of June 30, 1999 or the occurrence of any one of certain key events specified in the note. The note may be prepaid at any time without penalty.

As of May 31, 1996, the Company had financing on its headquarters building consisting of a mortgage at a 9.375% fixed rate which was paid in full in January 1997.

NOTE 12 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of May 31, 1997 and 1996, accounts payable and accrued liabilities consisted of the following:




(In thousands)                                                1997            1996
                                                          -----------      ----------
Trade accounts payable                                       $14,657          $14,959
Accrued compensation and benefits                              9,503            7,532
Accrued restructuring and merger expenses                      2,402            8,343
Accrued pension                                                2,445            1,865
Merchant processing payable                                    2,009                -
Other accrued liabilities                                     20,773           15,862
                                                          ---------------------------
                                                             $51,789          $48,561
                                                          ===========================



NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company is party to a number of claims and lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on the Company's financial position, liquidity or results of operations.

In fiscal 1996, the Company entered into a $50,000,000 committed line of credit to fund the Company's acquisition requirements and a $10,000,000 uncommitted line of credit to fund working capital requirements. The lines of credit are not secured. In addition, the Company's Global Payment Systems subsidiary has a $50,000,000 committed line of credit. These agreements require the Company to maintain certain financial ratios and contain other restrictive covenants. As of May 31, 1997, no amounts were outstanding under either line of credit and the Company was in compliance with all restrictive covenants. The committed lines of credit expire in 1999.

As of May 31, 1997, the Company processed credit card transactions for approximately 90,000 direct merchant locations. The Company's merchant customers have liability for charges disputed by cardholders. However, in the case of merchant fraud or insolvency or bankruptcy of the merchant, the Company may be liable for any of such charges disputed by cardholders. The Company requires cash deposits and other types of collateral by certain merchants to minimize any such contingent liability. In addition, the Company believes that the diversification of its merchant portfolio among industries and geographic regions minimizes its risk of loss. Based on its historical loss experience, the Company has established reserves for estimated losses on transactions processed through May 31, 1997 (See Note 15). In the opinion of management, such reserves for losses are adequate.

In connection with the Company's acquisition of merchant credit card operations of banks, the Company has also entered into depository and processing agreements ("the Agreements") with certain of the banks. The Agreements allow the Company to use the banks' "Bank Identification Number" ("BIN") to clear credit card transactions through VISA and MasterCard. Certain Agreements contain financial covenants, and the Company was in compliance with all such covenants as of May 31, 1997 or had obtained a verbal waiver of such covenants. In the event of the termination of these Agreements, the Company would be able to obtain alternative BIN agreements without material harm to the Company.



NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures and non-cash investing and financing activities for the years ended May 31, 1997, 1996 and 1995 are as follows:


(In thousands)                                             1997         1996          1995
--------------------------------------------------------------------------------------------
Supplemental Cash Flow Information:
   Income taxes paid, net of refunds                    $17,523        $9,331        $7,877
   Interest paid                                          5,868         3,306         2,150
Supplemental Non-cash Investing and
Financing Activities:
   Promissory notes entered into exchange                     -             -         3,506
      for capital stock
   Capital leases entered into in exchange
      for property and equipment                            218         1,207         4,223


In fiscal 1997, 1996 and 1995, the Company acquired various businesses that were accounted for as purchases (see Note 2). In conjunction with these transactions, liabilities were assumed as follows:




(In thousands)                                           1997          1996           1995
--------------------------------------------------------------------------------------------
Fair value of assets acquired                          $154,153      $181,575       $54,714
Cash paid for acquisitions                              133,006       140,779        42,621
Notes and deferred payments                               6,000         9,392         3,506
Stock issued                                              5,975             -             -
Liabilities assumed                                       9,172        31,404         8,587


NOTE 15  - PROVISION FOR BAD DEBT, SALES ALLOWANCES AND OPERATIONAL LOSSES

The Company establishes reserves for bad debt based on analyses of its aged trade accounts receivable and any identified collection issues. Reserves are established for sales returns and allowances based principally on historical and projected experiences and any identified return issues. In fiscal 1996, CIS recorded one-time charges in the amount of $2.8 million to adjust accounts receivable balances to their net realizable value.

The Company processes VISA and MasterCard charges for its direct merchant customers. The Company's customers have liability for the charges disputed by the cardholders based on VISA and MasterCard rules and regulations. However, in the case of merchant fraud, insolvency or bankruptcy by the merchant, the Company may be liable for any such charges disputed by the cardholder. The Company recognizes revenue based on a percentage of the gross amount charged and has a potential liability for the full amount of the charge. The Company establishes reserves for operational losses based on historical and projected experiences concerning such charges. (See Note 13 for further description of contingencies).

The following table details the amounts charged to expense for the above activities:



                                         Fiscal Year Ended May 31,

(In thousands)                                    1997          1996          1995
-------------------------------------------------------------------------------------
Bad debt                                        $1,129        $4,725           $850
Sales returns and allowances                     2,764         2,650          3,888
Operation losses                                   912           752            774
                                            -----------------------------------------
                                                $4,805         $8,127         $5,512
                                            -----------------------------------------



The Company also has a check guarantee business. Similar to the credit card business, the Company charges its merchants a percentage of the gross amount of the check and guarantees payment of the check to the merchant in the event the
check is not honored by the checkwriter's bank.   As a result, the Company
incurs operational charges in this line of business. The Company has the right to collect the full amount of the check from the checkwriter but has not historically recovered 100% of the guaranteed checks. The Company establishes reserves for this activity based on historical and projected loss experiences. Expenses of $8,061,000, $7,120,000 and $4,648,000 were recorded for fiscal 1997,
1996 and 1995, respectively, for these reserves.

NOTE 16 - RELATED PARTY TRANSACTIONS

During fiscal 1996, Global Payment Systems, a subsidiary of the Company, purchased MAPP from MasterCard International Incorporated (see Note 2). In addition, MasterCard holds a 7.5% minority interest in Global. There are agreements in place for MasterCard to provide certain services for the MAPP business unit during a defined transition period. There were accounts payable of $2,348,000 at May 31, 1997 and a net receivable of $1,328,000 at May 31, 1996. The net receivable consisted of accounts receivable of $4,763,000 less accounts payable of $3,435,000, at May 31, 1996.

Also during fiscal 1996, National Data Payment Systems, Inc., a subsidiary of the Company formed an alliance with Comerica Bank and purchased a 51% ownership interest in a merchant portfolio (see Note 2). There are agreements in place for the Company to reimburse Comerica Bank for any expenses incurred on behalf of the alliance. At May 31, 1997, the Company had $162,000 payable to Comerica Bank for such expenses included in its accounts payable balance.



NOTE 17 - QUARTERLY CONSOLIDATED FINANCIAL INFORMATION  (UNAUDITED)



(In thousands, except per share data)                          Quarter Ended
                                           Aug. 31         Nov. 30         Feb. 29          May 31
                                        --------------  --------------  --------------  --------------
Fiscal Year 1997
Revenue                                       $101,164       $102,575        $111,974        $118,147
Operating income                                13,934         15,625          17,598          19,499
Net income                                       8,205          9,567          10,075          10,907
Earnings per share                                 .30            .34             .36             .39

Fiscal Year 1996
Revenue                                        $78,290        $78,064         $77,622         $91,827
Operating income                                 8,079         10,002           8,323         (38,238)
Net income                                       4,854          6,775           5,964         (26,051)
Earnings per share                                 .18            .25             .22            (.94)


NOTE 18  SUBSEQUENT EVENTS

On August 20, 1997, the Company entered into agreements to acquire two related health care database information management businesses based in Phoenix, Arizona. Under the first agreement, the Company will acquire the stock of Source Informatics Inc., a privately held company, in exchange for 1,555,556 shares of the Company's Common Stock and $31.9 million in cash. The second agreement provides for the acquisition of the stock of a subsidiary of Pharmaceutical Marketing Services Inc. ("PMSI"), which holds its Over-The-Counter Physician Survey business unit as well as PMSI's interest in a joint venture it formed with Source Informatics, Inc. PMSI will receive 1,059,829 shares of the Company's Common Stock and $6.5 million in cash for this subsidiary.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To National Data Corporation:

We have audited the accompanying consolidated balance sheets of National Data Corporation (a Delaware corporation) and subsidiaries as of May 31, 1997 and 1996 and the related consolidated statements of income (loss), changes in shareholders' equity, and cash flows for each of the three years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Data Corporation and subsidiaries as of May 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1997 in conformity with generally accepted accounting principles.


/s/  Arthur Andersen LLP
     Atlanta, Georgia
     July 16, 1997 [except with respect to Note 18,
     for which the date is August 20, 1997]

                           NATIONAL DATA CORPORATION
                           CONSOLIDATED SCHEDULE II
                        VALUATION & QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------
(In Thousands)

Column A           Column B          Column C          Column D        Column E
                                   1           2
                  Balance at   Charged to            Uncollectible    Balance at
                  Beginning    Cost and    Acquired     Accounts         End
Description       of Period    Expenses    Balances    Write-off      of Period


Trade Receivable
   Allowances:
May 31, 1995        $1,477      $5,512       $365       $5,627         $1,722
May 31, 1996         1,722       4,475          -        3,764         $2,433
May 31, 1997         2,433       4,805        639        5,009         $2,868

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


We have audited in accordance with generally accepted auditing standards, the financial statements included in National Data Corporation's annual report to shareholders in this Form 10-K, and have issued our report thereon dated July 16, 1997 [except with respect to Note 18, for which the date is August 20, 1997]. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index on page 26 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen LLP
Atlanta, Georgia
July 16, 1997

                           NATIONAL DATA CORPORATION
                                   FORM 10-K
                               INDEX TO EXHIBITS



Exhibit
Numbers                                 Description

10(xx)        Supplemental Executive Retirement Plan.

10(xxi)       Amendment to 1987 Stock Option Plan.

10(xxii)      Amendment to 1983 Restricted Stock Plan.

10(xxiii)     Global Payment Systems 1996 Option Plan.


10 (xxiv)     Employment Agreement between Registrant and Robert A. Yellowlees effective June 1, 1997.


(21)          Subsidiaries of the Registrant.
              (included in Appendix A).

(23)          Consent of Independent Public Accountants
              (included in Appendix A).

(27)          Financial Data Schedule (for SEC use only)