Form 10-Q
period 1997-03-31
NATIONAL DATA CORP
filed 1997-10-15
CIK 70033

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                      Washington,  D.C.  20549

                              Form 10-Q

     [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
              For Quarterly Period Ended August 31, 1997.
                                         ---------------

                                 OR

     [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                   Commission File No.  001-12392
                                        ---------

                      NATIONAL DATA CORPORATION
                      -------------------------
         (Exact name of registrant as specified in charter)

      DELAWARE                                       58-0977458
    ------------                                   --------------
(State or other jurisdiction of                 (I.R.S.  Employer
incorporation or organization)                   Identification No.)

National Data Plaza, Atlanta, Georgia                30329-2010
-------------------------------------               ------------
(Address of principal executive offices)             (Zip Code)

     Registrant's telephone number, including area code 404-728-2000

                                NONE
       --------------------------------------------------------
       (Former name, former address and former fiscal year, if
                      changed since last year)

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

          Common Stock, Par Value $.125 - 26,651,244 shares
          -------------------------------------------------
                Outstanding as of September 30, 1997
                ------------------------------------

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NATIONAL DATA CORPORATION

(In thousands except per share data)
--------------------------------------------------------------------------
                                               Three Months Ended
                                                   August 31,
                                             --------------------
                                                1997        1996
                                             ---------  ---------
Revenue                                      $ 120,102  $ 101,164

Operating Expenses:
  Cost of service                               58,970     49,076
  Sales, general and administrative             41,499     38,154
                                             ---------  ---------
                                               100,469     87,230
                                             ---------  ---------
Operating income                                19,633     13,934

Other income (expense):
     Interest and other income                     485        319
     Interest and other expense                 (2,314)      (935)
     Minority interest                            (701)      (498)
                                             ---------  ---------
                                                (2,530)    (1,114)
                                             ---------  ---------
Income before income taxes                      17,103     12,820
Provision for income taxees                      6,499      4,615
                                             ---------  ---------
     Net income                              $  10,604  $   8,205
                                             =========  =========

Earnings per common and
  common equivalent shares                   $    0.38  $    0.30
                                             =========  =========







See Notes to Unaudited Condensed Consolidated Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NATIONAL DATA CORPORATION
(In thousands)
-------------------------------------------------------------------------
                                            Three Months Ended August 31,
                                                    1997      1996
                                                 ---------  --------
Cash flows from operating activities:
  Net income                                     $  10,604  $  8,205
  Adjustments to reconcile net income to
    cash provided by operating activities:
      Depreciation and amortization                  5,449     4,450
      Amortization of acquired intangibles
        and goodwill                                 4,679     2,806
      Minority interest in earnings                    701       498
      Provision for bad debts                          167       416
      Other, net                                       263        -
      Changes in current assets and liabilities
        which provided (used) cash, net of the
        effects of acquisitions:
          Accounts receivable, net                  (2,514)   (5,517)
        Merchant processing working capital         (2,843)    5,738
        Inventory                                      144      (784)
        Prepaid expenses and other assets             (280)    1,075
        Accounts payable and accrued liabilities    (3,288)      751
        Income taxes payable                         2,624     3,018
                                                  --------  --------
  Net cash provided by operating activities         15,706    20,656
                                                  --------  --------
Cash flows from investing activities:
  Capital expenditures                              (4,132)   (3,566)
  Business acquisitions, net of cash acquired       (8,632)     (449)
                                                  --------  --------
Net cash used in investing activities              (12,764)   (4,015)
                                                  --------  --------
Cash flows from financing activities:
  Net repayments under lines of credit                  -    (15,000)
  Payments on notes and earn-out payable            (1,092)      (28)
  Net principal payments under capital lease
    arrangements and other long-term debt             (706)     (985)
  Net proceeds from the issuance of stock plans      1,126       650
  Distributions to minority interests               (1,299)     (390)
  Dividends paid                                    (1,987)       -
  Net cash used in financing activities             (3,958)  (15,753)
                                                  --------  --------
Increase (decrease) in cash and cash equivalents    (1,016)      888
Cash and cash equivalents, beginning of period      19,240     9,768
                                                  --------  --------
Cash and cash equivalents, end of period          $ 18,224  $ 10,656
                                                  ========  ========

See Notes to Unaudited Condensed Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
NATIONAL DATA CORPORATION

(In thousands, except share data)
----------------------------------------------------------------------
                                          August 31,         May 31,
                                             1997             1997
                                          ----------      ----------
ASSETS
Current assets:
  Cash and cash equivalents               $  18,224       $  19,240
  Accounts receivable (less allowances
    of $2,348 and $2,868)                    81,484          78,269
  Deferred income taxes                       2,584           2,584
  Inventory                                   2,346           2,260
  Prepaid expenses and other current assets   7,437           6,271
                                          ---------       ---------
      Total current assets                  112,075         108,624

Property and equipment, net                  50,829          49,907
Intangible assets, net                      352,102         348,476
Deferred income taxes                         9,037           9,037
Other                                         5,360           5,639
                                          ---------       ---------
Total Assets                              $ 529,403       $ 521,683
                                          =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities$  49,768       $  51,789
  Notes and earn-out payable                    298           1,372
  Income taxes payable                        6,904           4,282
  Obligations under capital leases            2,484           2,513
  Deferred income                             6,090           7,389
                                          ---------       ---------
      Total current liabilities              65,544          67,345

Long-term debt                              150,048         149,750
Obligations under capital leases              2,890           2,287
Other long-term liabilities                   3,469           3,653
                                          ---------       ---------
      Total liabilities                     221,951         223,035

Minority interest in equity of subsidiaries  20,540          21,178
Commitments and contingencies

Shareholders' Equity:
  Preferred stock, par value $1.00 per share,
   1,000,000 shares authorized; none issued     -               -
  Common stock, par value $.125 per share,
   100,000,000 shares authorized; 26,630,420
   and 26,564,668 shares issued and
   outstanding, respectively.                 3,329           3,321
  Capital in excess of par value            183,813         182,695
  Retained earnings                         101,759          93,099
  Cumulative translation adjustment          (1,001)           (727)
                                          ---------       ---------
                                            287,900         278,388
Less:     Deferred compensation                (988)           (918)
                                          ---------       ---------
      Total Shareholders' Equity            286,912         277,470

Total Liabilities and
  Shareholders' Equity                    $ 529,403       $ 521,683
                                          =========       =========

See Notes to Unaudited Condensed Consolidated Financial Statements.

              NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                         FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In addition, certain reclassifications have been made to the fiscal 1997 consolidated financial statements to conform to the fiscal 1998 presentation. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended May 31, 1997.

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

Fully diluted earnings per common and common equivalent share are computed by the same method as described for primary earnings per share except that the higher of (1) the ending market share price for the period or (2) the average market share price for the period is used to compute the fully diluted earnings per share, as compared to the average market share price for primary earnings per share. The convertible notes issued in fiscal 1997 have an antidilutive effect on fully diluted earnings per share; accordingly, the notes are excluded from earnings per share calculations. Earnings per share calculations are presented in the accompanying financial statements.

The primary and fully diluted number of common and common equivalent shares outstanding are as follows (In thousands):

                       Quarter Ended August 31,
                           1997        1996
                          ------      ------
          Primary          28,201      27,723
          Fully Diluted    28,201      27,800

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

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental cash flow disclosures, including non-cash investing and financing activities, for the three months ended August 31, 1997 and 1996 are as follows (In thousands):

                                               1997       1996
                                              ------     ------
Income taxes paid                           $ 3,877    $ 1,597
Interest paid                                   368        772
Capital leases entered in exchange
  for property and equipment                    --         675


NOTE 4 - PENDING ACQUISTIONS:

On August 20, 1997, the Company entered into agreements to acquire two related health care database information management businesses based in Phoenix, Arizona. Under the first agreement, the Company will acquire the stock of Source Informatics Inc., a privately held company, in exchange for 1,555,556 shares of the Company's Common Stock and $31.9 million in cash. The second agreement provides for the acquisition of the stock of a subsidiary of Pharmaceutical Marketing Services Inc. ("PMSI"), which holds its Over-The-Counter Physician Survey business unit as well as PMSI's interest in a joint venture it formed with Source Informatics, Inc. PMSI will receive 1,059,829 shares of the Company's Common Stock and $6.5 million in cash for this subsidiary. The Company filed two separate SEC Forms S-4 regarding each of these proposed transactions on September 19, 1997.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue

(In millions)
                                    First Quarter Ending August 31,
                                      1997           1996      Increase
                                  -----------   ------------   --------

Revenue:
 Health Care                    $ 47.5    40%  $ 38.1    38%     25%
 Integrated Payment Systems       38.8    32%    31.9    31%     22%
 Global Payment Systems           40.4    34%    36.5    36%     11%
 Intercompany Revenue             (6.6)   (6%)   (5.3)   (5%)    25%
                                ------   ----  ------   ----    ----
          Total Revenue         $120.1   100%  $101.2   100%     19%
                                ======   ====  ======   ====    ====

     Total revenue for the first quarter of fiscal 1998 was $120.1 million, an increase of $18.9 million (19%) from the same period in fiscal 1997. The increase was the result of increased revenue in
Health Care, $9.4 million (25%); Integrated Payment Systems, $6.9 million (22%); and Global Payment Systems, $3.9 million (11%).

     Health Care. Health Care revenue growth (25%) during the first quarter of fiscal 1998 was a result of increases from existing products and services and the impact of acquisition activity. The acquisitions of Equifax Healthcare EDI Services, Inc. and Health Communication Services, Inc. were completed after the first quarter in fiscal 1997.

     During the quarter, the company took action to enter the health care data base management business (see Note 4 to the Unaudited Condensed Consolidated Financial Statements), established a base to pursue health care opportunities in Europe through the acquisition of two United Kingdom-based pharmacy systems companies, and announced a number of new health care network information service alliances. As a result of these actions, the company expects annualized health care revenue to exceed 50 percent of total revenues.

     Integrated Payment Systems. The Integrated Payment Systems revenue increase of $6.9 million (22%) during the first quarter was primarily due to higher volumes of merchant sales processed, which resulted from new vertical industry offerings and distribution relationships.

     Global Payment Systems. Global Payment Systems ("Global") revenue included the impact of the purchase of a portion of Electronic Data Systems Corporation's ("EDS") card processing business and launched a joint marketing and service alliance with EDS in the third quarter fiscal 1997.

     Intercompany.   A portion of Global's revenue was  derived  from
intercompany sales of services to primarily the Integrated Payment Systems business unit.

Costs and Expenses

     The following table represents the primary components of cost of service as a percentage of total revenue for the first quarter ending August 31, 1997 and 1996:


                                          1997        1996
                                         ------      ------
Cost of Service:
   Operations                              39%         38%
   Depreciation and Amortization            7%          7%
   Hardware Sales                           3%          4%
                                          ----        ----
                                           49%         49%
                                          ====        ====

     Total cost of service as a percentage of revenue remained constant at 49% for the first quarter of fiscal 1998 and 1997. Cost of operations increased $9.0 million (23%) in the first quarter of fiscal 1998 when compared to the same period last year, primarily as a result of increased operating costs associated with revenue growth and acquisitions. As a percentage of revenue, cost of operations was 39% for the first quarter of fiscal 1998, compared to 38% for the same period last year. The increase is attributable to the gross margins realized from the acquisitions completed after January 1, 1997.

     Depreciation and amortization expense increased $2.2 million (34%) as a result of the six acquisitions accounted for as purchase transactions completed during fiscal 1997. However, as a percentage of revenue, depreciation and amortization costs remained constant at 7% in both first quarter periods.

     Hardware sales costs decreased $1.4 million (33%) as a result of the decreased sales of hardware for pharmacy and physician practice management systems during first quarter of fiscal 1998. As a percentage of revenue, hardware costs decreased from 4% in the first quarter of fiscal 1997 to 3% for the same period of the current fiscal year. This decrease reflects a shift away from one-time sales activity to increasing the recurring revenue base.

     Sales, general and administrative ("SG&A") expense increased $3.3 million (9%) as compared to the first quarter of fiscal 1997. This increase was primarily due to expenses associated with investments made in product development and distribution channel expansion for future revenue growth. In addition, SG&A expenses grew as a result of higher expense ratios in acquired businesses. As a percentage of revenue, these expenses decreased to 35% for the first quarter of fiscal 1998 from 38% for the same period in fiscal 1997.

Operating Income

     Operating income increased 41%, from $13.9 million to $19.6 million, in the first quarter of fiscal 1998. As a percentage of revenue, operating income increased to 16.3% in the first quarter of fiscal 1998 from 13.8% in the same quarter of fiscal 1997. Earnings before interest, taxes, depreciation and amortization ("EBITDA") were $29.8 million for the first quarter of fiscal 1998 and $21.2 million for the same quarter of fiscal 1997, a 41% gain. As a percentage of revenue, EBITDA was 25% in the first quarter of fiscal 1998 versus 21% for the same period in fiscal 1997.

Liquidity and Capital Resources

       Cash flow from operations provides the Company with a significant source of liquidity to meet its needs. At August 31, 1997, the Company and its subsidiaries had cash and cash equivalents totaling $18.2 million. Net cash provided by operating activities decreased 24% to $15.7 million for the first quarter of fiscal 1998, from $20.7 million in the same period in fiscal 1997. However, cash provided by operations before changes in working capital was $21.9 million for the first quarter of fiscal 1998, an increase of $5.5 million (34%) compared to the same quarter in the prior year. This difference is primarily driven by the increase in depreciation and amortization resulting from the fiscal 1997 acquisition activities and higher net income in the first quarter.

      Cash was required in the first quarter of fiscal 1998 to fund net changes in working capital of $6.2 million, compared to cash provided by net changes in working capital of $4.3 million for the first quarter of fiscal 1997. The change in working capital resulted primarily from changes in net merchant processing funds. The changes in net merchant processing working capital reflect normal fluctuations in the timing of credit card sales processed.

      For the first quarter of fiscal 1998, cash used in investing activities increased to $12.8 million, compared to $4.0 million in the same period of fiscal 1997. Capital expenditures increased 16% during the first quarter of fiscal 1998, as the Company continues to invest in capital programs related to growth in the business and acceleration of certain strategic initiatives. Also during the first quarter of fiscal 1998, the Company completed the acquisition of two United Kingdom-based pharmacy systems companies. The Company has financed its acquisition program through cash flows from operations, equity and debt offerings.

      Net cash used in financing activities decreased to $4.0 million for the quarter ending August 31, 1997 from $15.8 in the same period of the prior year. During the first quarter of the prior fiscal year, the Company repaid $15.0 million on its line of credit, with the balance paid-in-full during the second quarter of that fiscal year. Also, debt repayments and distributions to minority interests increased $0.8 million and $0.9 million, respectively, during the first quarter of fiscal 1998.

      The Company has an unsecured $50.0 million revolving line of credit which expires in May 1999. Additionally, the Company's Global Payment Systems subsidiary has an unsecured $50.0 million revolving line of credit which expires in July 1999. As of August 31, 1997, there were no amounts outstanding under either facility. Management believes that its current level of cash and borrowing capability, along with future cash flows from operations, are sufficient to meet the needs of its existing operations and its planned operations for the foreseeable future. The Company regularly evaluates cash requirements for current operations, commitments, development activities and strategic acquisitions. The Company may elect to raise additional funds for these purposes, either through the issuance of additional debt, equity or otherwise, as appropriate.

Forward-Looking Information

     When used in this report, press releases and elsewhere by management or the Company from time to time, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements concerning the Company's operations, economic performance and financial condition, including in particular, the likelihood of the Company's success in developing and expanding its business. These statements are based on a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, some of which include competition in the market for the Company's services, continued expansion of the Company's processing and payment systems markets, successfully completing and integrating acquisitions in existing and new markets and other risk factors that are discussed from time to time in the Company's Securities and Exchange Commission ("SEC") reports and other filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligations to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

                               Part II

ITEM 1 - PENDING LEGAL PROCEEDINGS

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



                                   National Data Corporation
                                        (Registrant)


Date:   October 15, 1997           By: /s/ M.P. Stevenson, Jr.
        _______________              ________________________

                                   M.P. Stevenson, Jr.
                                   Interim Chief Financial Officer