Form 10KT405/A
period 1997-05-31
NATIONAL DATA CORP
filed 1997-11-10
CIK 70033

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

*(xx)    Supplemental Executive Retirement Plan effective June 1, 1997.

*(xxi)   Amendment to Registrant's 1987 Stock Option Plan effective September
28, 1996.

*(xxii) Amendment to Registrant's 1983 Restricted Stock Plan effective December 17, 1996.

*(xxiii) Global Payment Systems 1996 Option Plan effective September 13, 1996.

*(xxiv) Employment Agreement effective June 1, 1997 between Robert A. Yellowlees and the Registrant.

*(21)    Subsidiaries of the Registrant.

(23)    Consent of Independent Public Accountants

*(27)   Financial Data Schedule (for SEC use only).

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

                        NATIONAL DATA CORPORATION


                         By: /s/ E. Michael Ingram
                         ----------------------------
                           E. Michael Ingram
                           Senior Vice President


 Date:   November 10, 1997

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

     Health Care.  Health Care revenue growth (22%) in fiscal 1997 reflected the
     -----------
acquisitions and integration of Equifax Healthcare EDI Services, Inc. and Health Communication Services, Inc., completed in fiscal 1997. Revenue growth was also realized from increases in existing products and services, primarily electronic transaction processing.

     Excluding CIS revenue of $44.8 million for fiscal 1996, but including CIS for fiscal 1997, Health Care revenue increased $76.1 million (76%).

     Integrated Payment Systems.  The Integrated Payment Systems revenue
     --------------------------
increase of $26.7 million (25%) was primarily due to higher volumes of merchant sales processed, which resulted from new sales programs, increased sales productivity and an alliance established with a financial institution in April 1996.

     Global Payment Systems.  Global Payment Systems ("Global") revenue growth
     ----------------------
(88%) included the full-year impact of the acquisition of the Merchant Automated Point-of-Sale Program ("MAPP") on April 1, 1996 and the third quarter of fiscal 1997, purchase of a portion of Electronic Data Systems Corporation's ("EDS") card processing business, and launching of a joint marketing and service alliance with EDS. Revenue growth also reflects the increase in the number of authorizations performed for the Company's customers.

     Intercompany.  Commencing April 1, 1996, with the formation of Global
     ------------
Payment Systems, a portion of Global's revenue was primarily derived from intercompany sales of services to the Integrated Payment Systems business unit.

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

     The Company operates multiple data and customer support facilities. Because of the large number and variety of the Company's products and services, the Company does not rely on a single technology to satisfy its computer systems needs but instead employs the best available technology that is suitable for each particular task. The Company relies on its communications network for file and data exchange and inter-system communications. As productivity investments are implemented and acquisitions are integrated into the computer and communications network, the Company is able to support the increased transaction volumes and revenue at a nominal incremental cost. In addition, certain duplicate functions are identified and eliminated during the integration process.

     Depreciation and amortization expense increased $4.4 million (17%) as a result of six purchase acquisitions completed during fiscal 1997. As a percentage of revenue, depreciation and amortization costs decreased to 7% from 8% in fiscal 1996. Depreciation and amortization are relatively fixed investments and as revenue continues to grow, depreciation and amortization as a percentage of revenue declines.

     Hardware sales costs as a percentage of revenue remained constant at 4% of revenue for both fiscal years.

     Sales, general and administrative expense increased $29.2 million (22%) from the same period last year. This increase was primarily due to expenses associated with investments made in product development and sales personnel for future revenue growth. In addition, the increases in expenses were due to higher sales, general and administrative expense ratios in acquired businesses. However, as a percentage of revenue, these expenses decreased to 37% for fiscal 1997 from 40% for fiscal 1996. The Company attributes the improvement in this expense margin to the integration of acquired company operations and realization of planned synergies, principally CIS.

OPERATING INCOME

     Operating income, excluding the restructuring charge of $44.1 million in fiscal 1996, increased from $32.3 million to $66.7 million (107%) in fiscal 1997. As a percentage of revenue, operating income increased to 15% in fiscal 1997 from 10% in fiscal 1996, excluding the restructuring charge, reflecting improved margins in operations and profitability from CIS. Earnings before interest, taxes, depreciation and amortization ("EBITDA") were $101.3 million for fiscal 1997 and $60.8 million for fiscal 1996 (excluding restructuring) and as a percentage of revenue were 23% and 19%, respectively. The Company's EBITDA formula and results as a percent of revenue may not be comparable to similarly titled measures reported by other companies. However, management believes this statistic is a relevant form of measurement and provides a comparable operating income measure, excluding the impact of the amortization of acquired intangibles and potential timing differences associated with capital expenditures and the related depreciation charges.

     Excluding restructuring and CIS operating results from fiscal 1996, but including CIS for fiscal 1997, operating income increased 84% and as a percentage of revenue increased from 13% in fiscal 1996 to 15% in fiscal 1997. EBITDA was $101.3 million for fiscal 1997 and $59.4 million for fiscal 1996, excluding CIS and restructuring, and as a percentage of revenue were 23% and 21%, respectively.

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

     The Company operates multiple data and customer support facilities. Because of the large number and variety of the Company's products and services, the Company does not rely on a single technology to satisfy its computer systems needs but instead employs the best available technology that is suitable for each particular task. The Company relies on its communications network for file and data exchange and inter-system communications. As productivity investments are implemented and acquisitions are integrated into the computer and communications network, the Company is able to support the increased transaction volumes and revenue at a nominal incremental cost. In addition, certain duplicate functions are identified and eliminated during the integration process.

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

Transactions under the Stock Option Plans are summarized as follows:




                                            1987 Plan                Non-Employee Directors Plan
                             --------------------------------------------------------------------------
                                                  Weighted Average                      Weighted Average
                                 Shares Under     Option Price Per     Shares Under     Option Price Per
                                    Option              Share             Option              Share
                             ----------------------------------------------------------------------------
Outstanding at May 31, 1994            2,401,654            $10.41            261,000             $11.41
  Granted                                962,974             16.97              7,500              13.92
  Exercised                             (304,493)            10.01             (9,000)              6.13
  Expired or terminated                 (243,450)             9.84                  -                  -
---------------------------------------------------------------------------------------------------------
Outstanding at May 31, 1995            2,816,685            $13.11            259,500             $11.66
  Granted                                682,875             22.96             25,000              25.13
  Exercised                             (566,411)             7.98            (51,000)             10.24
  Expired or terminated                 (244,984)            13.33                  -                  -
---------------------------------------------------------------------------------------------------------
Outstanding at May 31, 1996            2,688,165            $15.54            233,500             $13.41
  Granted                                214,050             36.11             25,000              41.00
  Exercised                             (220,807)            15.48            (13,500)             15.03
  Expired or terminated                 (211,576)            17.26                  -                  -
---------------------------------------------------------------------------------------------------------
Outstanding at May 31, 1997            2,469,832            $17.21            245,000             $16.14
---------------------------------------------------------------------------------------------------------
Exercisable at May 31, 1997            1,044,493            $12.80            190,500             $12.08
---------------------------------------------------------------------------------------------------------
Available for future grants            1,427,309                               17,500
---------------------------------------------------------------------------------------------------------

The weighted average fair value per share of options granted under the stock option plans are as follows for the fiscal years ending May 31:


                                    1997             1996
                                    ----             ----
1987 Plan                         $  17.93         $  9.73
                                  --------         -------
Non-Employee Directors Plan          23.74           13.47
                                  --------         -------

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


NOTE 15  - PROVISION FOR BAD DEBT, SALES ALLOWANCES AND OPERATIONAL LOSSES

The Company establishes reserves for bad debt based on analyses of its aged trade accounts receivable and any identified collection issues. Reserves are established for sales returns and allowances based principally on historical and projected experiences and any identified return issues. In fiscal 1996, CIS recorded one-time charges in the amount of $2.8 million to adjust accounts receivable balances to their net realizable value as a result of accounts deemed to be uncollectible, the revenue from which was realized in prior periods.

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


NOTE 18  SUBSEQUENT EVENTS

On August 20, 1997, the Company entered into agreements to acquire two related health care database information management businesses based in Phoenix, Arizona. Under the first agreement, the Company will acquire the stock of Source Informatics Inc., a privately held company ("Source"), in exchange for 1,555,556 shares of the Company's Common Stock and $31.9 million in cash. The second agreement provides for the acquisition of the stock of a subsidiary of Pharmaceutical Marketing Services Inc. ("PMSI"), which holds its Over-The-Counter Physician Survey business unit as well as PMSI's interest in a joint venture it formed with Source. PMSI will receive 1,059,829 shares of the Company's Common Stock and $6.5 million in cash for this subsidiary. The amount of cash and shares of the Company's Common Stock to be paid to the stockholders of Source and to PMSI was determined based on a per share value for the Company's Common Stock of $43.875, the market price for the Company's Common Stock at the time the Company, Source and PMSI commenced negotiations.

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



/s/ Arthur Andersen LLP
Atlanta, Georgia
July 16, 1997

                           NATIONAL DATA CORPORATION
                                   FORM 10-K
                               INDEX TO EXHIBITS



Exhibit
Numbers                                 Description

*10(xx)        Supplemental Executive Retirement Plan.

*10(xxi)       Amendment to 1987 Stock Option Plan.

*10(xxii)      Amendment to 1983 Restricted Stock Plan.

*10(xxiii)     Global Payment Systems 1996 Option Plan.


*10 (xxiv)     Employment Agreement between Registrant and Robert A. Yellowlees effective June 1, 1997.


*(21)          Subsidiaries of the Registrant.

(23)           Consent of Independent Public Accountants

*(27)          Financial Data Schedule (for SEC use only)

________________________
* Previously Filed