Form 10-Q/A
period 1997-08-31
NATIONAL DATA CORP
filed 1997-11-10
CIK 70033

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington,  D.C.  20549

                                   FORM 10-Q/A

                                Amendment No. 1

     [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
                     For Quarterly Period Ended August 31, 1997.
                                               -----------------

                                       OR

     [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.  001-12392
                                              ---------

                           NATIONAL DATA CORPORATION
                           -------------------------
               (Exact name of registrant as specified in charter)

               DELAWARE                                 58-0977458
         -----------------------                    ----------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)

     National Data Plaza, Atlanta, Georgia             30329-2010
     -------------------------------------           ---------------
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

               Common Stock, Par Value $.125 - 26,651,244 shares
               --------------------------------------------------
                      Outstanding as of September 30, 1997
                      ------------------------------------

UNAUDITED CONDENSED CONSOLIDATED  STATEMENTS  OF  INCOME
NATIONAL DATA CORPORATION


(in thousands except per share data)
------------------------------------------------------------------

                                                   Three Months
                                                 Ended August 31,
                                               -------------------
                                                 1997       1996
                                               --------   --------

Revenue                                        $120,102   $101,164
                                               --------   --------

Operating Expenses:
     Cost of service                             58,970     49,076
     Sales, general and administrative           41,499     38,154
                                               --------   --------
                                                100,469     87,230
                                               --------   --------

Operating income                                 19,633     13,934
                                               --------   --------
Other income (expense):
     Interest and other income                      485        319
     Interest and other expense                  (2,314)      (935)
     Minority interest                             (701)      (498)
                                               --------   --------
                                                 (2,530)    (1,114)
                                               --------   --------

Income before income taxes                       17,103     12,820
Provision for income taxes                        6,499      4,615
                                               --------   --------
     Net income                                $ 10,604   $  8,205
                                               --------   --------


Earnings per common and common
  equivalent shares                            $   0.38   $   0.30
                                               --------   --------



      See Notes to Unaudited Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NATIONAL DATA CORPORATION
(In thousands)
 -------------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended August 31,
                                                                                      1997           1996
                                                                                 ------------   --------------
Cash flows from operating activities:
 Net income                                                                        $ 10,604        $  8,205
 Adjustments to reconcile net income to
   cash provided by operating activities:
     Depreciation and amortization                                                    5,449           4,450
     Amortization of acquired intangibles and goodwill                                4,679           2,806
     Minority interest in earnings                                                      701             498
     Provision for bad debts                                                            167             416
     Other, net                                                                         263              -
     Changes in current assets and liabilities which provided (used) cash, net of the effects of acquisitions:
       Accounts receivable, net                                                      (2,514)         (5,517)
       Merchant processing working capital                                           (2,843)          5,738
       Inventory                                                                        144            (784)
       Prepaid expenses and other assets                                               (280)          1,075
       Accounts payable and accrued liabilities                                      (3,288)            751
       Income taxes payable                                                           2,624           3,018
                                                                                   --------        --------
 Net cash provided by operating activities                                           15,706          20,656
                                                                                   --------        --------
Cash flows from investing activities:
 Capital expenditures                                                                (4,132)         (3,566)
 Business acquisitions, net of cash acquired                                         (8,632)           (449)
                                                                                   --------        --------
 Net cash used in investing activities                                              (12,764)         (4,015)
                                                                                   --------        --------
Cash flows from financing activities:
 Net repayments under lines of credit                                                    -          (15,000)
 Payments on notes and earn-out payable                                              (1,092)            (28)
 Net principal payments under capital lease
   arrangements and other long-term debt                                               (706)           (985)
 Net proceeds from the issuance of stock plans                                        1,126             650
 Distributions to minority interests                                                 (1,299)           (390)
 Dividends paid                                                                      (1,987)              0
                                                                                   --------        --------
 Net cash used in financing activities                                               (3,958)        (15,753)
                                                                                   --------        --------
Increase (decrease) in cash and cash equivalents                                     (1,016)            888
Cash and cash equivalents, beginning of period                                       19,240           9,768
                                                                                   --------        --------
Cash and cash equivalents, end of period                                           $ 18,224        $ 10,656
                                                                                   ========        ========

See Notes to Unaudited Condensed Financial Statements.



UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
NATIONAL DATA CORPORATION

(In thousands, except share data)
-------------------------------------------------------------------------------------------------
                                                                           August 31,  May 31,
                                                                             1997       1997
                                                                           --------   ---------
ASSETS
Current assets:
  Cash and cash equivalents                                                 $ 18,224   $ 19,240
  Accounts receivable (less allowances of $2,348 and $2,868)                  81,484     78,269
  Deferred income taxes                                                        2,584      2,584
  Inventory                                                                    2,346      2,260
  Prepaid expenses and other current assets                                    7,437      6,271
                                                                            --------   --------
      Total current assets                                                   112,075    108,624
                                                                            --------   --------

Property and equipment, net                                                   50,829     49,907
Intangible assets, net                                                       352,102    348,476
Deferred income taxes                                                          9,037      9,037
Other                                                                          5,360      5,639
                                                                            --------   --------

Total Assets                                                                $529,403   $521,683
                                                                            ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                  $ 49,768   $ 51,789
  Notes and earn-out payable                                                     298      1,372
  Income taxes payable                                                         6,904      4,282
  Obligations under capital leases                                             2,484      2,513
  Deferred income                                                              6,090      7,389
                                                                            --------   --------
      Total current liabilities                                               65,544     67,345
                                                                            --------   --------

Long-term debt                                                               150,048    149,750
Obligations under capital leases                                               2,890      2,287
Other long-term liabilities                                                    3,469      3,653
                                                                            --------   --------
      Total liabilities                                                      221,951    223,035
                                                                            --------   --------

Minority interest in equity of subsidiaries                                   20,540     21,178
Commitments and contingencies

Shareholders' Equity:
  Preferred stock, par value $1.00 per share,
      1,000,000 shares authorized; none issued                                  -          -
  Common stock, par value $.125 per share, 100,000,000 shares authorized;
      26,630,420 and 26,564,668 shares issued and outstanding, respectively    3,329      3,321
  Capital in excess of par value                                             183,813    182,695
  Retained earnings                                                          101,759     93,099
  Cumulative translation adjustment                                           (1,001)      (727)
                                                                            --------   --------
                                                                             287,900    278,388
Less:     Deferred compensation                                                 (988)      (918)
                                                                            --------   --------
      Total Shareholders' Equity                                             286,912    277,470
                                                                            --------   --------

Total Liabilities and Shareholders' Equity                                  $529,403   $521,683
                                                                            ========   ========

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                   -----------------------------------------
                             FINANCIAL STATEMENTS
                             ---------------------

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

The primary and fully diluted number of common and common equivalent shares outstanding are as follows (In thousands):

                                               Quarter Ended August 31,
                                               1997               1996
                                               ----               ----
                Primary                       28,201             27,723
                Fully Diluted                 28,201             27,800

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

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental cash flow disclosures, including non-cash investing and financing activities, for the three months ended August 31, 1997 and 1996 are as follows (In thousands):

                                                                       1997              1996
                                                                       ----              ----
Income taxes paid                                                    $3,877             $1,597
Interest paid                                                           368                772
Capital leases entered in exchange for property and equipment            --                675


NOTE 4  PENDING ACQUISTIONS:

On August 20, 1997, the Company entered into agreements to acquire two related health care database information management businesses based in Phoenix, Arizona. Under the first agreement, the Company will acquire the stock of Source Informatics Inc., a privately held company ("Source"), in exchange for 1,555,556 shares of the Company's Common Stock and $31.9 million in cash. The second agreement provides for the acquisition of the stock of a subsidiary of Pharmaceutical Marketing Services Inc. ("PMSI"), which holds its Over-The-Counter Physician Survey business unit as well as PMSI's interest in a joint venture it formed with Source. PMSI will receive 1,059,829 shares of the Company's Common Stock and $6.5 million in cash for this subsidiary. The amount of cash and shares of the Company's Common Stock to be paid to the stockholders of Source and to PMSI was determined based on a per share value for the Company's Common Stock of $43.875, the market price for the Company's Common Stock at the time the Company, Source and PMSI commenced negotiations. The Company filed two separate SEC Forms S-4 regarding these proposed transactions on September 19, 1997.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

REVENUE
(In millions)

                                                    First Quarter Ending August 31,
                                                  1997                          1996                 Increase
                                      -------------------------     -------------------------     ------------
Revenue:
   Health Care                              $ 47.5           40%          $ 38.1           38%              25%
   Integrated Payment Systems                 38.8           32%            31.9           31%              22%
   Global Payment Systems                     40.4           34%            36.5           36%              11%
   Intercompany Revenue                       (6.6)          (6%)           (5.3)          (5%)             25%
          Total Revenue                     $120.1          100%          $101.2          100%              19%
                                      =========================     =========================     ============


     Total revenue for the first quarter of fiscal 1998 was $120.1 million, an increase of $18.9 million (19%) from the same period in fiscal 1997. The increase was the result of increased revenue in Health Care, $9.4 million (25%); Integrated Payment Systems, $6.9 million (22%); and Global Payment Systems, $3.9 million (11%).

     Health Care.  Health Care revenue growth (25%) during the first quarter of
     ------------
fiscal 1998 reflected the acquisitions and integration of Equifax Healthcare EDI Services, Inc. and Health Communication Services, Inc., completed after the first quarter in fiscal 1997. Revenue growth was also realized from increases in existing products and services, primarily electronic transaction processing.

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

     Integrated Payment Systems.  The Integrated Payment Systems revenue
     ---------------------------
increase of $6.9 million (22%) during the first quarter was primarily due to higher volumes of merchant sales processed, which resulted from new vertical industry offerings, new sales programs, and distribution relationships.

     Global Payment Systems.  Global Payment Systems ("Global") revenue reflects
     -----------------------
the impact of the purchase of a portion of Electronic Data Systems Corporation's ("EDS") card processing business and launch of a joint marketing and service alliance with EDS in the third quarter fiscal 1997.

     Intercompany.  A portion of Global's revenue was derived from intercompany
     -------------
sales of services primarily to the Integrated Payment Systems business unit.

COSTS AND EXPENSES


     The following table represents the primary components of cost of service as a percentage of total revenue for the first quarter ending August 31, 1997 and 1996:


                                                  1997                 1996
Cost of Service:                                  ----                 ----
   Operations                                      39%                  38%
   Depreciation and Amortization                    7%                   7%
   Hardware Sales                                   3%                   4%
                                             ---------------------------------
                                                   49%                  49%
-------------------------------------        =================================


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

     Sales, general and administrative ("SG&A") expense increased $3.3 million (9%) as compared to the first quarter of fiscal 1997. This increase was primarily due to expenses associated with investments made in product development and distribution channel expansion for future revenue growth. In addition, SG&A expenses grew as a result of higher expense ratios in acquired businesses. As a percentage of revenue, these expenses decreased to 35% for the first quarter of fiscal 1998 from 38% for the same period in fiscal 1997. SG&A expenses decreased as a percentage of revenue as revenues grew at a faster rate than these expenses.

OPERATING INCOME

     Operating income increased 41%, from $13.9 million to $19.6 million, in the first quarter of fiscal 1998. As a percentage of revenue, operating income increased to 16.3% in the first quarter of fiscal 1998 from 13.8% in the same quarter of fiscal 1997. Earnings before interest, taxes, depreciation and amortization ("EBITDA") were $29.8 million for the first quarter of fiscal 1998 and $21.2 million for the same quarter of fiscal 1997, a 41% gain. As a percentage of revenue, EBITDA was 25% in the first quarter of fiscal 1998 versus 21% for the same period in fiscal 1997. The Company's EBITDA formula and results as a percentage of revenue may not be comparable to similarly titled measures reported by other companies. However, management believes this statistic is a relevant form of measurement and provides a comparable operating income measure excluding the impact of the amortization of acquired intangibles and potential timing differences associated with capital expenditures and the related depreciation charges.

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

                                    PART II

ITEM 1 - PENDING LEGAL PROCEEDINGS
----------------------------------

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

(a)     Exhibits:

        None

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



                                             National Data Corporation
                                             -------------------------
                                                  (Registrant)


Date:   November 10, 1997                    By:  /s/ E. Michael Ingram
                                             __________________________________
                                                      E. Michael Ingram
                                             Senior Vice President