Form 10-Q
period 1997-11-30
NATIONAL DATA CORP
filed 1998-01-14
CIK 70033

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              Form 10-Q

     [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                 For Quarterly Period Ended November 30, 1997.
                                            -----------------
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

                                NONE
  ------------------------------------------------------------------
       (Former name, former address and former fiscal year, if
                      changed since last year)

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

          Common Stock, Par Value $.125 - 33,715,404 shares
         ---------------------------------------------------
                  Outstanding as of January 5, 1998
                 -----------------------------------

UNAUDITED CONDENSED CONSOLIDATED  STATEMENTS  OF  INCOME
NATIONAL DATA CORPORATION


(In thousands, except per share data)
-------------------------------------------------------------------------
                                            Three Months Ended
                                               November 30,
                                          ----------------------
                                             1997        1996
                                           -------     -------
Revenue                                   $ 120,035   $ 102,575

Operating Expenses:
  Cost of service                            57,356      49,092
  Sales, general and administrative          41,836      37,858
                                           --------    --------
                                             99,192      86,950
                                           --------    --------
Operating income                             20,843      15,625

Other income (expense):
  Interest and other income                     455         910
  Interest and other expense                 (2,170)     (1,401)
  Minority interest                            (607)       (186)
                                           --------     -------
                                             (2,322)       (677)
                                           --------     -------
Income before income taxes                   18,521      14,948
Provision for income taxes                    7,038       5,381
                                           --------     -------
     Net income                           $  11,483    $  9,567
                                           ========     =======

Earnings per common and
   common equivalent shares               $    0.41    $   0.34
                                           ========     =======








See Notes to Unaudited Condensed Consolidated Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED  STATEMENTS  OF  INCOME
NATIONAL DATA CORPORATION


(In thousands, except per share data)
-----------------------------------------------------------------------
                                                  Six Months Ended
                                                     November 30,
                                               ----------------------
                                                  1997        1996
                                               ---------   ---------
Revenue                                       $  240,137  $  203,739

Operating Expenses:
  Cost of service                                116,326     98,168
  Sales, general and administrative               83,335     76,012
                                               ---------   --------
                                                 199,661    174,180
                                               ---------   --------
Operating income                                  40,476     29,559

Other income (expense):
  Interest and other income                          940      1,229
  Interest and other expense                      (4,484)    (2,336)
  Minority interest                               (1,308)      (684)
                                                --------   --------
                                                  (4,852)    (1,791)
                                                --------   --------
Income before income taxes                        35,624     27,768
Provision for income taxes                        13,537      9,996
                                                --------   --------
     Net income                                $  22,087  $  17,772
                                                ========   ========

Earnings per common and
  common equivalent shares                     $    0.79  $    0.64
                                                ========   ========







See Notes to Unaudited Condensed Consolidated Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NATIONAL DATA CORPORATION
(In thousands)
------------------------------------------------------------------------
                                           Six Months Ended November 30,
                                                 1997          1996
                                                ------        ------
Cash flows from operating activities:
  Net income                                 $  22,087     $  17,772
  Adjustments to reconcile net income to
    cash provided by operating activities:
      Depreciation and amortization             10,060         9,368
      Amortization of acquired intangibles
        and goodwill                             9,469         5,996
      Minority interest in earnings              1,308           684
      Provision for bad debts                      559           907
      Other, net                                   521           200
   Changes in current assets and liabilities
     which provided (used) cash, net of the
     effects of acquisitions:
        Accounts receivable, net                (7,544)       (3,692)
        Merchant processing working capital      3,295         7,778
        Inventory                                  390           (11)
        Prepaid expenses and other assets         (391)        1,530
        Accounts payable and
          accrued liabilities                  (11,658)       (3,833)
        Income taxes payable                      (879)          917
                                              --------      --------
  Net cash provided by operating activities     27,217        37,616
                                              --------      --------
Cash flows from investing activities:
  Capital expenditures                          (9,311)       (8,003)
  Business acquisitions, net of cash acquired   (8,717)      (48,049)
                                              --------      --------
  Net cash used in investing activities        (18,028)      (56,052)
                                              --------      --------
Cash flows from financing activities:
  Net repayments under lines of credit             -         (30,000)
  Payments on notes and earn-out payable        (1,130)       (1,139)
  Net principal payments under capital lease
    arrangements and other long-term debt       (1,283)       (3,917)
  Net proceeds from the issuance of
    long-term debt                                 -         139,682
  Net proceeds from the issuance
    of stock plans                               3,331         4,413
  Distributions to minority interests           (3,134)         (970)
  Dividends paid                                (3,982)       (3,919)
                                              --------      --------
  Net cash (used in) provided by
    financing activities                        (6,198)      104,150
                                              --------      --------
Increase in cash and cash equivalents            2,991        85,714
Cash and cash equivalents, beginning of period  19,240         9,768
                                              --------      --------
Cash and cash equivalents, end of period    $   22,231     $  95,482
                                             =========      ========

See Notes to Unaudited Condensed Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
NATIONAL DATA CORPORATION

(In thousands, except share data)
----------------------------------------------------------------------
                                          November 30,       May 31,
                                              1997            1997
                                           ----------       --------
ASSETS
Current assets:
  Cash and cash equivalents               $   22,231     $   19,240
  Accounts receivable
    (less allowances of $2,524 and $2,868)    86,172         78,269
  Deferred income taxes                        2,584          2,584
  Inventory                                    2,082          2,260
  Prepaid expenses and other current assets   11,656          6,271
                                           ---------      ---------
      Total current assets                   124,725        108,624

Property and equipment, net                   51,109         49,907
Intangible assets, net                       346,799        348,476
Deferred income taxes                          9,037          9,037
Other                                          5,152          5,639
                                           ---------      ---------
Total Assets                               $ 536,822      $ 521,683
                                           =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities $  49,338      $   51,789
  Notes and earn-out payable                     305           1,372
  Income taxes payable                         3,541           4,282
  Obligations under capital leases             2,378           2,513
  Deferred income                              5,391           7,389
                                           ---------       ---------
      Total current liabilities               60,953          67,345

Long-term debt                               151,654         149,750
Obligations under capital leases               2,530           2,287
Other long-term liabilities                    3,269           3,653
                                           ---------       ---------
      Total liabilities                      218,406         223,035

Minority interest in equity
  of subsidiaries                             19,468          21,138
Commitments and contingencies

Shareholders' Equity:
  Preferred stock, par value $1.00 per share,
    1,000,000 shares authorized; none issued      -              -
  Common stock, par value $.125 per share,
    100,000,000 shares authorized; 26,789,020
    and 26,564,668 shares issued and
    outstanding, respectively.                 3,349           3,321
  Capital in excess of par value             187,152         182,695
  Retained earnings                          111,247          93,139
  Cumulative translation adjustment           (1,064)           (727)
                                           ---------       ---------
                                             300,684         278,428
Less:     Deferred compensation               (1,736)           (918)
                                           ---------       ---------
      Total Shareholders' Equity             298,948         277,510

Total Liabilities and
     Shareholders' Equity                  $ 536,822       $ 521,683
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

The primary and fully diluted number of common and common equivalent shares outstanding are as follows (In thousands):

                  Quarter Ended November      Six Months Ended
                            30,                 November 30,
                     1997         1996        1997        1996
  Primary           28,139       27,979      28,170      27,896
  Fully Diluted     28,139       28,043      28,170      27,953

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

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental cash flow disclosures, including non-cash investing and financing activities, for the six months ended November 30, 1997 and 1996 are as follows (In thousands):

                                                  1997        1996
Income taxes paid                             $ 14,278    $  8,441
Interest paid                                    4,268       1,649
Property and equipment capital leases            1,455         675


NOTE 4 - SUBSEQUENT EVENTS:

The  Company's  strategy  includes the  continued  expansion  of  its presence in the health information services market through investments in research and development, marketing, alliances and acquisitions. These are designed to introduce new services and distribution capability. In some instances, it is felt that investment in acquisitions can accelerate this or do so with lower risk than an internal start up program. In the second quarter, two transactions were closed which expanded the company's health information services. The first greatly expanded the Company's data base and information management capability. The second transaction expands the outsourcing service offerings available to hospitals and physician groups.

On December 15, 1997, the Company acquired two related health care database information management businesses based in Phoenix, Arizona. In this transaction the Company acquired the stock of Source
Informatics Inc., a privately held company, and the stock of a subsidiary of Pharmaceutical Marketing Services Inc. ("PMSI"), which holds its Over-The-Counter Physician Survey business unit as well as PMSI's interest in a joint venture it formed with Source Informatics, Inc. Under the terms of the agreements, the Company paid $35.7 million and issued 2,670,298 shares of its common stock, giving the total transaction a value of approximately $128.7 million.

On December 19, 1997, the Company completed a merger with Physician Support Systems, Inc. (PSS). This transaction is being accounted for under the pooling of interests method of accounting. The Company issued 4,237,784 shares of its common stock in exchange for PSS' 9,742,033 shares issued and outstanding, giving the total transaction a value of approximately $139.8 million.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue

(In millions)
                                 Quarter Ending November 30,
                                    1997           1996       Increase
                                 ------------   -----------   --------
Revenue:
Health Information Services     $ 48.2    40%  $ 41.4    40%     16%
Integrated Payment Systems        38.8    32%    31.7    31%     22%
Global Payment Systems            39.8    34%    35.4    35%     12%
Intercompany Revenue              (6.8)   (6%)   (5.9)   (6%)    15%
                                ------   ----  ------   ----   -----
          Total Revenue         $120.0   100%  $102.6   100%     17%
                                ======   ====  ======   ====   =====

     Total revenue for the second quarter of fiscal 1998 was $120.0 million, an increase of $17.4 million (17%) from the same period in fiscal 1997. The increase was the result of increased revenue in Health Information Services, $6.8 million (16%); Integrated Payment Systems, $7.1 million (22%); and Global Payment Systems, $4.4 million (12%).

(In millions)
                              Six Months Ending November 30,
                                    1997            1996     Increase
                                ------------   ------------  --------
Revenue:

Health Information Services     $ 95.7    40%  $ 79.5    39%     20%
Integrated Payment Systems        77.5    32%    63.7    31%     22%
Global Payment Systems            80.2    33%    71.7    35%     12%
Intercompany Revenue             (13.3)   (5%)  (11.2)   (5%)    19%
                                ------   ----  ------   ----    ----
          Total Revenue         $240.1   100%  $203.7   100%     18%
                                ======   ====  ======   ====    ====

     Total revenue for the first half of fiscal 1998 was $240.1 million, an increase of $36.4 million (18%) from the same period in fiscal 1997. The increase was the result of increased revenue in Health Information Services, $16.2 million (20%); Integrated Payment Systems, $13.8 million (22%); and Global Payment Systems, $8.4 million (12%).

     Health Information Services. Revenue reflected growth from internally developed products and services as well as new ones from acquisitions. Equifax Healthcare EDI Services, Inc. and Health Communications Services, Inc. were acquired during fiscal 1997. Two smaller United Kingdom-based pharmacy systems companies were acquired during the first quarter of fiscal 1998. A divestiture during the second quarter of fiscal 1998 is also reflected in the results.

     Revenues during the second quarter were $48.2 million versus $41.4 million during the same quarter last year. For the first half, the comparable revenue results were $95.7 million and $79.5 million, respectively.

     Integrated Payment Systems. Second quarter and year-to-date revenue indicated the effect of programs directed at new vertical industry offerings and new distribution programs in addition to growth in the basic market demand. Revenue totaled $38.8 million in the quarter versus $31.7 million last year, and $77.5 million for the first half versus $63.7 million in the comparable period last year.

     Global Payment Systems. Revenue for the periods include historic network services, new services of deployment revenue and back office services, including the impact of the purchase of a portion of
Electronic   Data  Systems  Corporation's  ("EDS")  card   processing
business and a joint marketing and service alliance with EDS in the third quarter fiscal 1997. The second quarter revenue totaled $39.8 million versus $35.4 million last year. For the first six months, revenue was $80.2 million versus $71.7 million.


Costs and Expenses

     The following table represents the primary components of cost of service as a percentage of total revenue for the periods ending
November 30:

                                 Second Quarter         Six Months
                                 --------------        -------------
                                 1997      1996        1997     1996
                                 ----      ----        ----     ----
Cost of Service:

Operations                         38%      37%         39%      37%
Depreciation and Amortization       7%       7%          7%       7%
Hardware Sales                      3%       4%          2%       4%
                                  ----     ----        ----     ----
                                   48%      48%         48%      48%
                                  ====     ====        ====     ====



     Total cost of service as a percentage of revenue remained constant at 48% for both the second quarter and first six months of fiscal 1998 and 1997. Cost of operations increased $7.4 million (19%) in the second quarter of fiscal 1998 and increased $18.3 million (20%) in the first half of fiscal 1998, when compared to the same periods last year. These increases were primarily a result of increased operating costs associated with the revenue growth and acquisitions. As a percentage of revenue, cost of operations was 38% for the second quarter of fiscal 1998, compared to 37% for the same period last year. For the first six months of fiscal 1998, as a percentage of revenue; cost of operation was 39% compared to 37% for the comparable period last year. The increase is attributable to the gross margins realized from the acquisitions completed after January 1, 1997.

     As a percentage of revenue, depreciation and amortization costs remained constant at 7% in both second quarter and six-month periods of fiscal 1998 and 1997. Depreciation and amortization expense increased $1.4 million (20%) during the second quarter and $2.5 million (18%) during the first half of fiscal 1998 as a result of acquisitions accounted for as purchase transactions completed during fiscal 1997.

     As a percentage of revenue, hardware costs remained constant at 3% in both the second quarter periods. However, in the first half, hardware costs as a percentage of revenue was 2% for fiscal 1998 compared to 4% for fiscal 1997. This decrease also reflects a shift away from one-time sales activity to increasing the recurring revenue base. Hardware sales costs decreased $0.3 million (8%) during the second quarter and $3.3 million (41%) during the first half of fiscal 1998.

     As a percentage of revenue, sales, general and administrative ("SG&A") expense decreased to 35% for the second quarter and first six months of fiscal 1998 from 37% for both periods in fiscal 1997. SG&A expenses decreased as a percentage of revenue since revenues grew at a faster rate than these expenses. SG&A expenses increased $4.0 million (11%) for the second quarter of fiscal 1998 and $7.3
(10%) for the first half of fiscal 1998 as compared to the same periods of fiscal 1997. These increases were primarily due to expenses associated with investments made in product development and distribution channel expansion for future revenue growth. In addition, the Company realized higher SG&A expense ratios in acquired businesses.


EBITDA

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") were $30.5 million for the second quarter of fiscal 1998 and $23.8 million for the same quarter of fiscal 1997, a 28% gain. As a percentage of revenue, EBITDA was 25% in the second quarter of fiscal 1998 versus 23% for the same period in fiscal 1997. EBITDA was $60.2 million for the first six months of fiscal 1998 and $45.0 million for the same period of fiscal 1997, a 34% gain.

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


Operating Income

     Operating income increased 33%, from $15.6 million to $20.8 million, in the second quarter of fiscal 1998. As a percentage of revenue, operating income increased to 17.4% in the second quarter of fiscal 1998 from 15.2% in the same quarter last year.

      Operating income increased 37%, from $29.6 million to $40.5 million, in the first six months of fiscal 1998. As a percentage of revenue, operating income increased to 16.9% in the first six months of fiscal 1998 from 14.5% in the same period last year.

Liquidity and Capital Resources

       Cash flow from operations provides the Company with a significant source of liquidity to meet its needs. At November 30, 1997, the Company and its subsidiaries had cash and cash equivalents totaling $22.2 million. Cash provided by operations, before changes in working capital, was $44.0 million for the first six months of fiscal 1998, an increase of $9.1 million (26%) compared to the same period in the prior year. This difference is primarily driven by the increase in depreciation and amortization resulting from the fiscal 1997 acquisition activities and higher net income for the first six months of fiscal 1998. However, net cash provided by operating activities decreased 28% to $27.2 million for the first six months of fiscal 1998, from $37.6 million in the same period in fiscal 1997.

      Cash was required in the first six month of fiscal 1998 to fund net changes in working capital of $16.8 million, compared to cash provided by net changes in working capital of $2.7 million for the same period of fiscal 1997. The change in working capital resulted primarily from changes in net merchant processing funds and the timing and payments on accounts payable and accrued liabilities. The changes in net merchant processing working capital reflect normal fluctuations in the timing of credit card sales processed. The changes due to accounts payable and accrued liabilities primarily relate to the timing of payroll and related liabilities and amounts expended in connection with the restructuring accrual established in fiscal 1996.

      For the first six months of fiscal 1998, cash used in investing activities decreased to $18.0 million, compared to $56.1 million in the same period of fiscal 1997. Capital expenditures increased 16% during the first six months of fiscal 1998, as the Company continues to invest in capital programs related to growth in the business and acceleration of certain strategic initiatives. Also during the first quarter of fiscal 1998, the Company completed the acquisition of two United Kingdom-based pharmacy systems companies. During the first six months of fiscal 1997, the Company expended $48.0 million on acquisition activities, primarily the Equifax Healthcare EDI Services, Inc. acquisition completed on October 1, 1996. As indicated in Note 4 to the Unaudited Condensed Consolidated Financial Statements, the Company completed two purchase acquisitions and one merger accounted as a pooling transaction in December 1997. The Company has financed its acquisition program through cash flows from operations, equity, debt offerings and the exchange of shares.

      Net cash used in financing activities was $6.2 million for the fist six months of fiscal 1998. Net cash provided by financing activities for the same period in fiscal 1997 was $104.2 million. During the first six months of fiscal 1997, the Company paid the full balance of $30.0 million on its line of credit, and completed an issuance of long-term convertible public debt, providing net proceeds of $139.7 million.

      The Company has an unsecured $125.0 million revolving line of credit facility which expires in December 2002. As of November 30, 1997, there were no amounts outstanding under the facility. However, during December 1997, the Company borrowed $62.0 million to finance the acquisitions and related costs discussed in Note 4 to the Unaudited Condensed Consolidated Financial Statements. Management believes that its current level of cash and borrowing capacity, along with future cash flows from operations, are sufficient to meet the needs of its existing operations and its planned requirements for the foreseeable future. The Company regularly evaluates cash requirements for current operations, commitments, development activities and strategic acquisitions. The Company may elect to raise additional funds for these purposes, either through the issuance of additional debt, equity or otherwise, as appropriate.

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

None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on October 23, 1997. At the annual meeting, the stockholders of the Company approved the following items:

     1. Election of two directors in Class II, Edward L. Barlow and Neil Williams, to serve until the annual meeting of stockholders in 2000, or until their successors are duly elected and qualified;

     2.   Adoption of the Company's 1997 Stock Option Plan.

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



                                   National Data Corporation
                                        (Registrant)


Date:   January 14, 1998                By:  /s/ Robert L. Walker
        _______________                   ________________________

                                          Robert L. Walker
                                          Chief Financial Officer