Form 10-Q
period 1998-02-28
NATIONAL DATA CORP
filed 1998-04-14
CIK 70033

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


     [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For Quarterly Period Ended February 28, 1998.
                                            -----------------

                                      OR


     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File No.  001-12392
                                             ---------

                           NATIONAL DATA CORPORATION
                           -------------------------
               (Exact name of registrant as specified in charter)


           DELAWARE                             58-0977458
-------------------------------           ----------------------
(State or other jurisdiction of             (I.R.S.  Employer
 incorporation or organization)              Identification No.)


National Data Plaza, Atlanta, Georgia           30329-2010
---------------------------------------    ----------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code 404-728-2000
                                                   ------------

                                     NONE
      --------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last year)


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


               Common Stock, Par Value $.125  33,835,360 shares
             ----------------------------------------------------
                        Outstanding as of April 6, 1998
                      -----------------------------------

UNAUDITED CONDENSED CONSOLIDATED  STATEMENTS  OF  INCOME
NATIONAL DATA CORPORATION

(In thousands, except per share data)

                                                                   Three Months Ended February 28,
                                                               ------------------------------------------
                                                                       1998                   1997
                                                               -------------------    -------------------
Revenue                                                              $171,546                $136,783
---------------------------------------------------------------------------------------------------------
Operating Expenses:
     Cost of service                                                   83,986                  67,447
     Sales, general and administrative                                 59,659                  51,024
     Non-recurring charge                                             120,163                     750
                                                               ------------------------------------------
                                                                      263,808                 119,221
                                                               ------------------------------------------
Operating income (loss)                                               (92,262)                 17,562
----------------------------------------------------------------------------------------------------------
Other income (expense):
     Interest and other income                                            316                     804
     Interest and other expense                                        (3,606)                 (2,803)
     Minority interest                                                   (584)                   (348)
                                                               -------------------------------------------
                                                                       (3,874)                 (2,347)
                                                               -------------------------------------------
Income (loss) before income taxes                                     (96,136)                  15,215
Provision for income taxes                                                176                    5,490
---------------------------------------------------------------------------------------------------------
     Net income (loss)                                               $(96,312)                  $9,725
                                                               ===========================================
Basic earnings (loss) per share                                        $(2.89)                   $0.32
                                                               ===========================================
Diluted earnings (loss) per share                                      $(2.89)                   $0.30
                                                               ===========================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED  STATEMENTS  OF  INCOME
NATIONAL DATA CORPORATION


(In thousands, except per share data)
-----------------------------------------------------------------------------------------------------------------

                                                                    Nine Months Ended February 28,
                                                               ------------------------------------------
                                                                       1998                   1997
                                                               -------------------    -------------------
Revenue                                                             $463,775                $380,263
---------------------------------------------------------------------------------------------------------
Operating Expenses:
     Cost of service                                                 232,824                 190,746
     Sales, general and administrative                               166,381                 140,608
     Non-recurring charge                                            120,163                   9,503
                                                               ------------------------------------------
                                                                     519,368                 340,857
                                                               ------------------------------------------
Operating income (loss)                                              (55,593)                 39,406
----------------------------------------------------------------------------------------------------------
Other income (expense):
     Interest and other income                                         1,256                   2,258
     Interest and other expense                                       (9,675)                 (5,685)
     Minority interest                                                (1,892)                 (1,032)
                                                               -------------------------------------------
                                                                     (10,311)                 (4,459)
                                                               -------------------------------------------
Income (loss) before income taxes                                    (65,904)                 34,947
Provision for income taxes                                            11,756                  17,138
---------------------------------------------------------------------------------------------------------
     Net income (loss)                                              $(77,660)                $17,809
                                                               ===========================================
Basic earnings (loss) per share                                       $(2.45)                  $0.58
                                                               ===========================================
Diluted earnings (loss) per share                                     $(2.45)                  $0.55
                                                               ===========================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NATIONAL DATA CORPORATION

(In thousands)
--------------------------------------------------------------------------------

                                                Nine Months Ended February 28,
                                                ------------------------------
                                                     1998            1997
                                                 -----------      ----------
Cash flows from operating activities:
  Net income (loss)                              $ (77,660)       $  17,809
  Adjustments to reconcile net income to
    cash provided by operating activities:
      Non-recurring charges                        110,340            6,754
      Deferred income taxes                        (19,278)             909
      Depreciation and amortization                 17,450           18,677
      Amortization of acquired intangibles and
        goodwill                                    17,795            9,963
      Minority interest in earnings                  1,892            1,032
      Provision for bad debts                        4,074             (135)
      Other, net                                       595              237
      Changes in current assets and liabilities
        which provided (used) cash, net of the
        effects of acquisitions:
          Accounts receivable, net                 (19,063)         (11,825)
          Merchant processing working capital         (585)           4,930
          Inventory                                    448               (3)
          Prepaid expenses and other assets         (5,686)          (4,689)
          Accounts payable and accrued liabilities  (9,805)            (230)
          Income taxes payable                       7,787            2,502
                                                 ---------        ---------
  Net cash provided by operating activities         28,304           45,931
                                                 ---------        ---------
Cash flows from investing activities:
  Capital expenditures                             (16,587)         (14,554)
  Business acquisitions, net of cash acquired      (44,894)        (159,550)
                                                 ---------        ---------
  Net cash used in investing activities            (61,481)        (174,104)
                                                 ---------        ---------
Cash flows from financing activities:
  Net borrowings (repayments) under lines of
    credit                                          35,417           (6,361)
  Net principal payments under capital lease
    arrangements and other long-term debt           (3,586)         (13,507)
  Net proceeds from the issuance of long-term
    debt                                               --           139,682
  Net proceeds from the issuance of stock from
    stock plans                                      4,992            5,919
  Purchases of outstanding common stock             (1,111)             --
  Distributions to minority interests               (4,325)          (1,433)
  Dividends paid                                    (6,504)          (7,120)
                                                 ---------        ---------
  Net cash provided by financing activities         24,883          117,180
                                                 ---------        ---------
Decrease in cash and cash equivalents               (8,294)         (10,993)
Cash and cash equivalents, beginning of period      18,909           23,887
                                                 ---------        ---------
Cash and cash equivalents, end of period         $  10,615        $  12,894
                                                 =========        =========

See Notes to Unaudited Condensed Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
NATIONAL DATA CORPORATION

(In thousands, except share data)
--------------------------------------------------------------------------------
                                                     February 28,       May 31,
                                                         1998             1997
                                                     ------------       --------
ASSETS
Current assets:
  Cash and cash equivalents                              $ 10,615       $ 19,595
   Accounts receivable                                    139,754        109,033
     (less allowances of $8,461 and $4,903)
   Deferred income taxes                                    9,884          2,553
   Inventory                                                2,014          2,260
   Prepaid expenses and other current assets               15,423          8,620
                                                     ------------       --------
       Total current assets                               177,690        142,061
                                                     ------------       --------

Property and equipment, net                                68,411         58,960
 Intangible assets, net                                   449,376        407,484
 Deferred income taxes                                     19,663          7,715
 Other                                                      6,202          9,670
                                                     ------------       --------

Total Assets                                             $721,342       $625,890
                                                     ============       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities               $ 78,898       $ 67,843
   Line of credit                                          68,000         34,298
   Notes and earn-out payable                               1,897          1,973
   Income taxes payable                                     9,715          1,794
   Obligations under capital leases                        10,011          3,628
   Deferred income                                         25,050          7,389
                                                     ------------       --------
       Total current liabilities                          193,571        116,925
                                                     ------------       --------

Long-term debt                                            157,577        155,962
 Obligations under capital leases                          12,435          4,963
 Other long-term liabilities                                4,701          3,653
                                                     ------------       --------
       Total liabilities                                  368,284        281,503
                                                     ------------       --------

Minority interest in equity of subsidiaries                18,861         21,138
 Commitments and contingencies

Shareholders' Equity:
  Preferred stock, par value $1.00 per share,
      1,000,000 shares authorized; none issued                  -              -
     Common stock, par value $.125 per share,
      100,000,000 shares authorized;
      33,750,989 and 30,802,452 shares issued               3,702          3,331
      and outstanding, respectively.
   Capital in excess of par value                         338,648        241,436
   Retained earnings (deficit)                             (4,886)        80,127
   Cumulative translation adjustment                       (1,783)          (727)
                                                     ------------       --------
                                                          335,681        324,167
 Less:     Deferred compensation                           (1,484)          (918)
                                                     ------------       --------
      Total Shareholders' Equity                          334,197        323,249
                                                     ------------       --------

Total Liabilities and Shareholders' Equity               $721,342       $625,890
                                                     ============       ========

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

All prior period amounts have been restated to reflect the December 1997 merger with Physician Support Systems, Inc. ("PHSS") accounted for as a pooling-of-interest. Prior periods have also been restated to reflect the adjustments necessary to conform one of the Company's subsidiaries' revenue recognition method for contingent billings related to certain revenue streams to the method utilized by PHSS for certain of its similar clients, where revenue is recognized upon collection of the clients' accounts receivable. The conformity adjustment is reflected as a reduction of unbilled receivables and revenues previously recognized.

It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended May 31, 1997.

In the opinion of management, the information furnished reflects all adjustments necessary to present fairly the financial position, results of operations, and cash flows for such interim periods.


NOTE 2 - EARNINGS PER SHARE:

Effective with the current quarter and retroactive for all prior periods, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share".

Basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the higher of
(1) the ending market share price for the period or (2) the average market share price for the period generally are assumed to have a dilutive effect on earnings per share. The convertible notes issued in fiscal 1997 have an antidilutive effect on diluted earnings per share; accordingly, the notes are excluded from earnings per share calculations.

The basic and diluted number of shares outstanding are as follows (In thousands):

                               Three Months Ended February 28,        Nine Months Ended February 28,
                             -----------------------------------    ---------------------------------
                                   1998               1997               1998               1997
                             ------------------  ---------------    -----------------    ------------
    Basic                          33,273             30,624             31,678             30,462
    Stock Options                      --              1,698                 --              1,773
                              -----------------------------------------------------------------------
    Diluted                        33,273             32,322             31,678             32,235
                              =======================================================================


Net income available to common stockholders is the same for basic and diluted earnings per share, as the dilutive nature of the stock options, if exercised, do not have an impact on net income. Basic and diluted earnings per share for the three and nine months ended February 28, 1998 are the same, as the effect of any potentially dilutive securities is antidilutive due to the loss generated by the non-recurring charges.


NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental cash flow disclosures, including non-cash investing and financing activities, for the nine months ended February 28, 1998 and 1997 are as follows (In thousands):

                                                  1998          1997
                                               -----------  ------------
Income taxes paid                                  $23,156       $12,376
Interest paid                                        7,883         3,072
Promissory notes entered into on acquisition            --         6,000
Property and equipment capital leases                5,185           931

NOTE 4 -- NON-RECURRING CHARGES:

In connection with the December 1997 mergers with PHSS, Source Informatics Inc. ("Source") and a subsidiary of Pharmaceutical Marketing Services Inc. ("PMSI"), the Company incurred a non-recurring, pre-tax charge of $120.2 million. Included in this charge was $67.0 million for in-process research and development, $32.4 million for asset impairment, and $20.8 million for merger related expenses. The in-process research and development charge, asset impairment and portions of the merger related expenses were considered non-cash items, totaling $110.3 million. The remainder of the merger related expenses, considered cash items, were either paid at the time of the merger or accrued at the time the expenses were incurred.

As a result of the Source and PMSI acquisition, the Company obtained a third party valuation of the research and development activities of the acquired companies. The valuation determined that $67.0 million of the acquired companies' projects represented in-process research and development that was not capitalizable under generally accepted accounting principles.

As a result of the merger with PHSS, the Company performed an evaluation to determine whether the merger impacted future undiscounted cash flows in certain of the Company's Health Care Information Service businesses such that the future undiscounted cash flows would be less than the aggregate carrying amount of the related assets. The evaluation was performed in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." Assets impaired included intangible assets and capitalized software.

The merger related expenses consist of transaction costs of $7.0 million, anticipated severance benefits and other related costs of $7.3 million arising from the Company's plans to realign redundant operations and activities and restructuring charges of $6.5 million. Merger transaction costs primarily consist of investment banking and professional fees. Restructuring charges include the write-off of PHSS prepaid expenses from which the Company will not realize future economic value and a provision for additional PHSS integration costs.

During the nine months ended February 28, 1997, PHSS incurred charges of $9.5 million, before the merger with the Company. These charges primarily relate to transaction costs associated with three acquired entities and impairment losses on certain identifiable intangible assets and goodwill associated with its Spring Anesthesia Group, Inc. subsidiary.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The following table is a summary of the Company's third quarter fiscal 1998 and 1997 results of operations before and after the effects of the non-recurring charges and the merger with Physician Support Systems, Inc. ("PHSS"), which was accounted for as a pooling-of-interests (In millions, except per share data):

                                                  Third Quarter Fiscal 1998
                               -----------------------------------------------------------------
                               Consolidated     Non-Recurring         PHSS        NDC Operations
------------------------------------------------------------------------------------------------
Revenue                          $  171.5         $     --          $   27.7          $143.8
Operating Income (Loss)             (92.3)           (120.2)             2.0            25.9
Net Income (Loss)                   (96.3)           (111.2)             1.1            13.8
Basic EPS *                      $  (2.89)        $   (3.34)        $  (0.02)         $ 0.47
Diluted EPS *                    $  (2.89)        $   (3.32)        $  (0.02)         $ 0.45

                                                    Third Quarter Fiscal 1997
                               -----------------------------------------------------------------
                               Consolidated     Non-Recurring         PHSS        NDC Operations
------------------------------------------------------------------------------------------------
Revenue                           $136.8        $      --          $   25.4          $111.4
Operating Income (Loss)             17.6             (0.7)              1.3            17.0
Net Income (Loss)                    9.7             (0.4)              0.4             9.7
Basic EPS                         $ 0.32        $   (0.01)         $  (0.04)         $ 0.37
Diluted EPS                       $ 0.30        $   (0.01)         $  (0.04)         $ 0.35

The following table is a summary of the Company's nine-month periods ended February 28, 1998 and 1997 results of operations before and after the effects of the non-recurring charges and the merger with PHSS, (In millions, except per share data):

                                               Nine Months Ended February 28, 1998
                               -----------------------------------------------------------------
                               Consolidated     Non-Recurring         PHSS        NDC Operations
------------------------------------------------------------------------------------------------
Revenue                          $  463.8         $      --          $   80.8          $383.0
Operating Income (Loss)             (55.6)           (120.2)             (0.9)           65.5
Net Income (Loss)                   (77.7)           (111.2)             (2.1)           35.6
Basic EPS *                      $  (2.45)        $   (3.51)         $  (0.24)         $ 1.30
Diluted EPS *                    $  (2.45)        $   (3.46)         $  (0.22)         $ 1.23

                                               Nine Months Ended February 28, 1997
                               -----------------------------------------------------------------
                               Consolidated     Non-Recurring         PHSS        NDC Operations
------------------------------------------------------------------------------------------------
Revenue                           $380.3        $      --         $   66.3           $314.0
Operating Income (Loss)             39.4             (9.5)             3.5             45.4
Net Income (Loss)                   17.8            (10.4)             1.5             26.7
Basic EPS                         $ 0.58        $   (0.34)        $  (0.10)          $ 1.02
Diluted EPS                       $ 0.55        $   (0.32)        $  (0.08)          $ 0.95

* - Consolidated Basic and Diluted Earnings (Loss) Per Share ("EPS") are the same for the three and nine months ended February 28, 1998, as the effect of any potentially dilutive securities is antidilutive due to the Non-Recurring Charges. The Diluted EPS for NDC Operations and PHSS include the effect of an incremental 1,476,000 shares due to stock options that would have a dilutive effect, if exercised.

REVENUE

(In millions)                        Quarter Ending February 28,
                                  ---------------------------------
                                        1998               1997        Increase
                                 -----------------  -----------------  --------
Revenue:
   Health Information Services    $100.0     58%     $ 72.1     53%       39%
   Integrated Payment Systems       39.7     23%       32.6     24%       22%
   Global Payment Systems           38.6     23%       38.2     28%        1%
   Intercompany Revenue             (6.8)    (4%)      (6.1)    (5%)      11%
                                 -----------------  -----------------    -----
        Total Revenue             $171.5    100%     $136.8    100%       25%
                                 =================  =================    =====


     Total revenue after the effects of the pooling transaction with PHSS, for the third quarter of fiscal 1998 was $171.5 million, an increase of $34.7 million (25%) from the same period in fiscal 1997. The increase was the result of increased revenue in Health Information Services, $27.9 million (39%), Integrated Payment Systems, $7.1 million (22%) and Global Payment Systems, $0.4 million (1%).


(In millions)                       Nine Months Ending February 28,
                                ------------------------------------
                                       1998               1997         Increase
                                -----------------  -----------------  ----------
Revenue:
   Health Information Services   $247.8     53%     $191.4     50%       29%
   Integrated Payment Systems     117.2     25%       96.2     25%       22%
   Global Payment Systems         118.9     26%      110.0     29%        8%
   Intercompany Revenue           (20.1)    (4%)     (17.3)    (4%)      16%
                                -----------------  -----------------  ----------
        Total Revenue            $463.8    100%     $380.3    100%       22%


     Total revenue after the effects of the pooling transaction with PHSS, for the nine month period ended February 28, 1998 was $463.8 million, an increase of $83.5 million (22%) from the same period in fiscal 1997. The increase was the result of increased revenue in Health Information Services, $56.4 million (29%); Integrated Payment Systems, $21.0 million (22%); and Global Payment Systems, $8.9 million (8%).

     Health Information Services.  Revenue growth resulted from internally
     ----------------------------
developed products and services and acquisitions. Third quarter revenue totaled $100.0 million versus $72.1 million last year. The third quarter revenue growth is impacted by the Company's acquisition of two related health care database information management businesses based in Phoenix, Arizona. In this transaction, the Company acquired the stock of Source Informatics Inc. ("Source") and the stock of a subsidiary of Pharmaceutical Marketing Services Inc. ("PMSI").

     Year-to-date revenue was $247.8 million compared to $191.4 million in the same period for the prior year. For the nine month period ended February 28, 1998, the full year impact of the fiscal 1997 acquisitions of Equifax Healthcare EDI Services, Inc. and Health Communications Services, Inc. are reflected in the current year results.

     Revenues during the third quarter excluding PHSS were $72.2 million versus $46.7 million during the same quarter last year, a 55% increase. For the nine month period ended February 28, 1998, the comparable revenue results were $167.0 million and $125.1 million, respectively, representing a 33% growth rate.

     Integrated Payment Systems.  Third quarter and year-to-date revenue reflect
     ---------------------------
the impact of growth of the industry, programs directed at new vertical industry offerings and new distribution programs in addition to growth in the basic market demand. Revenue totaled $39.7 million in the quarter versus $32.6 million last year, and $117.2 million for the nine month period ended February 28, 1998 versus $96.2 million in the comparable period last year.

     Global Payment Systems.  The period revenue includes historic network
     -----------------------
services. New back office services are in the development and sales cycle and did not have a material impact on currently reported results. Third quarter revenue totaled $38.6 million versus $38.2 million last year. For the nine month period ended February 28, 1998, revenue was $118.9 million versus $110.0 million for the prior period. The year-to-date increase reflects the impact of the purchase of a portion of Electronic Data Systems Corporation's ("EDS") card processing business and a joint marketing and service alliance with EDS closed in the third quarter fiscal 1997.


COSTS AND EXPENSES

     Total cost of service as a percentage of revenue remained constant at 49% for both third quarter periods and at 50% for the nine month periods ended February 28, 1998 and 1997. Cost of service increased $16.5 million (25%) in the third quarter of fiscal 1998 and $42.1 million (22%) in the nine month period ended February 28, 1998, when compared to the same periods last year. These increases were primarily a result of increased operating costs associated with the acquisitions and revenue growth.

     Excluding the impact of the pooling with PHSS, cost of service as a percentage of revenue was 47% for both third quarter periods and 48% for the nine month periods ended February 28, 1998 and 1997.

     As a percentage of revenue, sales, general and administrative ("SG&A") expense decreased to 35% for the third quarter and 36% for the nine month period ended February 28, 1998 from 37% for both periods in fiscal 1997. SG&A expenses decreased as a percentage of revenue since revenues grew at a faster rate than these expenses, including synergies realized from the integration of acquisitions. SG&A expenses increased $8.6 million (17%) for the third quarter of fiscal 1998 and $25.8 (18%) for the nine month period ended February 28, 1998 as compared to the same periods of fiscal 1997. These increases were primarily due to expenses associated with investments made in product development and distribution channel expansion for future revenue growth.

     Excluding the impact of the pooling with PHSS, as a percentage of revenue, SG&A expense decreased to 35% for the third quarter and for the nine month period ended February 28, 1998 from 38% in the respective periods in fiscal 1997.

EBITDA

     Earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding non-recurring charges, were $40.3 million for the third quarter of fiscal 1998 and $28.9 million for the same quarter of fiscal 1997, a 39% gain. As a percentage of revenue, EBITDA was 23% in the third quarter of fiscal 1998 versus 21% for the same period in fiscal 1997. EBITDA, excluding non-recurring charges, was $100.8 million for the nine month period ended February 28, 1998 and $77.5 million for the same period of fiscal 1997, a 30% gain.

     Excluding the impact of the pooling with PHSS and non-recurring charges, EBITDA was $36.9 million for the third quarter of fiscal 1998 and $26.2 million for the same quarter of fiscal 1997, a 41% gain. As a percentage of revenue, excluding PHSS, EBITDA was 25% in the third quarter of fiscal 1998 versus 23% for the same period in fiscal 1997. Excluding PHSS and non-recurring charges, EBITDA was $96.9 million for the nine month period ended February 28, 1998 and $69.9 million for the same period of fiscal 1997, a 39% gain.

     The Company's EBITDA formula and results as a percentage of revenue may not be comparable to similarly titled measures reported by other companies.
However, management believes this statistic is a relevant form of measurement and provides a comparable operating income measure, excluding the impact of the amortization of acquired intangibles, potential timing differences associated with capital expenditures and the related depreciation charges and non-recurring charges.


OPERATING INCOME

     In the third quarter of fiscal 1998, an operating loss of $92.3 million was realized versus operating income of $17.6 million in the prior year. In the nine month period ended February 28, 1998, an operating loss of $55.6 million was realized versus operating income of $39.4 million in the prior year comparable period. The loss was driven by a non-recurring charge of $120.2 million incurred in the third quarter of fiscal 1998, discussed further below.

     In the third quarter of fiscal 1998, operating income, excluding non-recurring charges, increased 52%, from $18.3 million to $27.9 million. As a percentage of revenue, operating income increased to 16.3% in the third quarter of fiscal 1998 from 13.4% in the same quarter last year.

     In the nine month period ended February 28, 1998, operating income, excluding non-recurring charges, increased 32%, from $48.9 million to $64.6 million. As a percentage of revenue, operating income increased to 13.9% in the year to date period of fiscal 1998 from 12.9% last year.

     In the third quarter of fiscal 1998, excluding the impact of the pooling with PHSS, operating income, excluding non-recurring charges, increased 52%, from $17.0 million to $25.9 million. As a percentage of revenue, operating income increased to 18.0% in the third quarter of fiscal 1998 from 15.3% in the same quarter last year.

     In the nine month period ended February 28, 1998, excluding PHSS, operating income, excluding non-recurring charges, increased 44%, from $45.4 million to $65.5 million. As a percentage of revenue, operating income increased to 17.1% in the year to date period of fiscal 1998 from 14.5% in the same period last year.

NON-RECURRING CHARGES

     As explained further in Note 4 to the Unaudited Condensed Consolidated Financial Statements, the Company incurred a pre-tax, non-recurring charge of $120.2 million in the third quarter of fiscal 1998. Included in this charge was $67.0 million for in-process research and development, $32.4 million for asset impairment, and $20.8 million for merger related expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operations provides the Company with a significant source of liquidity to meet its needs. At February 28, 1998, the Company and its subsidiaries had cash and cash equivalents totaling $10.6 million. Cash provided by operations, before changes in working capital, was $55.2 million for the nine month periods ended February 28, 1998 and 1997. Excluding the impact of the non-recurring charges, cash provided by operations, before changes in working capital, was $75.4 million versus $58.9 million for the same period in the prior year. This difference is primarily driven by the increase in depreciation and amortization resulting from acquisition activities and higher net income for the nine month period ended February 28, 1998. Net cash provided by operating activities decreased 38% to $28.3 million for the nine month period ended February 28, 1998 from $45.9 million in the same period in fiscal 1997.

     In the nine month period ended February 28, 1998 cash was required to fund net changes in working capital of $26.9 million, compared to $9.3 million for the same period of fiscal 1997. The change in working capital resulted primarily from changes in net merchant processing funds, increase in accounts receivable due to acquisitions, and the timing and payments on accounts payable and accrued liabilities. The changes in net merchant processing working capital reflect normal fluctuations in the timing of credit card sales processed. The changes due to accounts payable and accrued liabilities primarily relate to the timing of payroll and related liabilities, and an increase in deferred revenue resulting from acquisitions.

     For the nine month period ended February 28, 1998, cash used in investing activities decreased to $61.5 million, compared to $174.1 million in the same period of fiscal 1997. During the nine month period ended February 28, 1998, capital expenditures increased 14% as the Company continues to invest in capital programs related to growth in the business and acceleration of certain strategic initiatives. Also during the nine month period ended February 28, 1998 the Company completed the acquisitions of Source Informatics Inc., a subsidiary of Pharmaceutical Marketing Services Inc. and two United Kingdom-based pharmacy systems companies. These transactions were accounted for as purchase acquisitions and were funded by $44.9 million in cash and the issuance of $93.0 million in common stock. In addition, common stock valued at the time of closing of approximately $139.8 million was issued in exchange for the stock outstanding at PHSS. The PHSS transaction was accounted for as a pooling-of-interests. During the nine month period ended February 28, 1997, the Company expended $159.6 million on acquisition activities, primarily for the acquisitions of Equifax Healthcare EDI Services, Inc., Health Communication Services, Inc. and a portion of Electronic Data System Corporation's credit card processing business. The Company has financed its acquisition program through cash flows from operations, equity, incurring debt, and the issuance of Company common stock.

     Net cash provided by financing activities was $24.9 million for the nine month period ended February 28, 1998 and $117.2 million for the same period in fiscal 1997. The Company borrowed $68.0 million to finance the third quarter acquisitions, merger costs and to eliminate PHSS' outstanding line of credit balance ($32.6 million) at the time of the merger. During fiscal 1997, the Company repaid net balances on its line of credit and long-term debt, and completed an issuance of long-term convertible public debt, providing net proceeds of $139.7 million.

     The Company has a committed, unsecured $125.0 million revolving line of credit which expires in December 2002. As of February 28, 1998, there was $68.0 million outstanding under the facility. Management believes that its current level of cash and borrowing capacity, along with future cash flows from operations, are sufficient to meet the needs of its existing operations and its planned requirements for the foreseeable future. The Company regularly evaluates cash requirements for current operations, commitments, development activities and strategic acquisitions. The Company may elect to raise additional funds for these purposes, either through the issuance of additional debt, equity or otherwise, as appropriate.


YEAR 2000 COMPLIANCE

     The Company is continuing a review of its business systems, including its computer systems, to attempt to identify ways in which these systems could be affected by problems incorrectly processing date information on and after January 1, 2000. The Company has identified certain modifications that will be required to its currently installed computer systems, software products or other business systems, or those of the Company's suppliers or customers, which will allow those systems to correctly accept input of, store, manipulate and output dates in the calendar year 2000 or thereafter without error or interruption. In addition, the Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that the software sold to the Company will correctly process all date information at all times and the Company is querying its customers and suppliers as to their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the year 2000 approaches and is reached. However, there can be no assurance that the Company will identify all date-handling problems in its business systems or those of its customers and suppliers in advance of their occurrence or that the Company will be able to successfully remedy problems that are discovered. The Company, however, continues to bear some risk related to the year 2000 issue and also could be adversely affected if other entities (e.g., vendors or customers) not affiliated with the Company do not appropriately address their own year 2000 compliance issues.

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

None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None


ITEM 5 - OTHER INFORMATION
--------------------------

     The Company is incorporating within this filing, Quarterly Information restated for the impact of the pooling-of-interests with Physician Support Systems, Inc. ("PHSS") and the adjustments necessary to conform C.I.S. Technology, Inc.'s revenue recognition for contingent billings, as discussed further in Note 1 to the Unaudited Condensed Consolidated Financial Statements. The following unaudited quarterly information is presented for information purposes for fiscal year 1997 and nine month period ended February 28, 1998:

     (1) Unaudited Condensed Consolidated Statements of Income (Exhibit 99.1)

     (2) Unaudited Condensed Consolidated Statements of Income, Excluding Non-Recurring Charges (Exhibit 99.2)

ITEM 6 - EXHIBITS AND REPORTS FILED ON FORM 8-K
-----------------------------------------------

(a)  Exhibits:

     Exhibit 27 -  Financial Data Schedule

     Exhibit 99.1   - Unaudited Condensed Consolidated Statements of Income

     Exhibit 99.2   - Unaudited Condensed Consolidated Statements of Income,
                      Excluding Non-Recurring Charges

(b)  Reports Filed on Form 8-K:

     National Data Corporation's Current Report on Form 8-K dated December 22, 1997, was filed on December 22, 1997, relating to the Company's Board of Directors authorizing a plan to repurchase up to 200,000 shares of the Company's Common Stock.

     National Data Corporation's Current Report on Form 8-K dated December 15, 1997, was filed on December 30, 1997, relating to the Company's acquisition of Source Informatics, Inc. and PMSI Database Holdings, Inc., the Over-The-Counter Physician Survey business unit of Pharmaceutical Marketing Services, Inc. ("PMSI"). The financial statements and pro forma financial information were incorporated by reference to other documents filed with the SEC.

     National Data Corporation's Current Report on Form 8-K dated December 19, 1997, was filed on January 5, 1998, and amended on February 6, 1998, relating to the Company's merger with Physician Support Systems, Inc. (NASDAQ: PHSS), using the pooling-of-interests method of accounting. The financial statements and pro forma financial information were incorporated by reference to other documents filed with the SEC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       National Data Corporation
                                       -------------------------
                                         (Registrant)


Date:   April 14, 1998              By:  /s/ Robert L. Walker
      ---------------------            ------------------------------
                                         Robert L. Walker
                                         Chief Financial Officer
                                         (Principal Financial Officer)


Date:   April 14, 1998              By:  /s/ David H. Shenk
      ---------------------            ------------------------------
                                         David H. Shenk
                                         Corporate Controller
                                         (Chief Accounting Officer)