Form 10-K405
period 1998-05-31
NATIONAL DATA CORP
filed 1998-08-28
CIK 70033

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

                    FOR THE FISCAL YEAR ENDED MAY 31, 1998

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

  Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,274,723,172 based upon the last reported sale price on The New York Stock Exchange on August 25, 1998 using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by all directors and officers of the registrant, some of whom may not be held to be affiliates upon judicial determination.

  The number of shares of the registrant's common stock, par value $.125, outstanding as of August 25, 1998 was 33,754,570 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                       DOCUMENT                        FORM 10-K
                       --------                        ---------
      Portions of the Company's Definitive Proxy       Part III
      Statement relating to the 1998 Annual Meeting of
      Stockholders to be held on October 22, 1998

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           NATIONAL DATA CORPORATION
                          1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS
                               -----------------

PART I
------

Item 1.  BUSINESS.............................................   3
Item 2.  PROPERTIES...........................................  15
Item 3.  LEGAL PROCEEDINGS....................................  16
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS..........................................  16
EXECUTIVE OFFICERS OF THE REGISTRANT..........................  16

PART II
-------

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS......................  18
Item 6.  SELECTED FINANCIAL DATA..............................  18
Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS....  18
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK................................  18
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........  18
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE...........  18

Part III
--------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
             REGISTRANT.......................................  19
Item 11.  EXECUTIVE COMPENSATION..............................  19
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT...................................  19
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......  19

PART IV
-------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS ON FORM 8-K..............................  20

SIGNATURES....................................................  26

APPENDIX A....................................................  28

                      SPECIAL CAUTIONARY  NOTICE REGARDING
                           FORWARD LOOKING STATEMENTS

  When used in this Annual Report on Form 10-K, in documents incorporated herein and elsewhere by management or National Data Corporation ("NDC" or the "Company") from time to time, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements concerning the Company's business operations, economic performance and financial condition, including in particular, the Company's business strategy and means to implement the strategy, the Company's objectives, the amount of future capital expenditures, the likelihood of the Company's success in developing and introducing new products and expanding its business, and the timing of the introduction of new and modified products or services. For those statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond the control of the Company and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, including the following factors: (a) those set forth in Exhibit 99.1 to this Annual Report on Form 10-K and elsewhere herein; and (b) those set forth from time to time in the Company's press releases and reports and other filings made with the Securities and Exchange Commission. The Company cautions that such factors are not exclusive. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

                                    PART I
                                    ------
Item 1.  BUSINESS
-----------------



                                    GENERAL

  National Data Corporation (together with its subsidiaries, herein referred to as the "Company" or "NDC") is a Delaware corporation that was incorporated in 1967. The Company is a leading provider of high volume information services and systems to the health care and electronic commerce markets. The Company serves a diverse customer base comprised of almost 120,000 health care providers, 1,000 health care payers, 3,600 payer plans, 1,250,000 merchant terminals, 13,000 corporations and more than 700 financial institutions, as well as numerous federal and state government agencies. The Company markets its services directly to retailers and health care providers, payers, pharmaceutical manufacturers and others, and indirectly through business alliances with a wide range of banks, insurance companies and distributors. The Company is one of the largest independent providers of health care information and electronic commerce services in the United States.

  NDC's Health Information Services offers a broad scope of products and services that serve a diverse range of health care markets. The primary products and services include electronic claims processing and adjudication services, practice management systems, electronic data interchange ("EDI") services, billing services, business office management services and data warehousing/analysis. The primary markets include pharmacists, dentists, physicians, hospitals, health maintenance organizations, managed care companies, pharmaceutical manufacturers and distributors, as well as other health care providers. Management believes that NDC's Health Information Services business unit is the broadest collector, processor and distributor of information to more segments of the health care industry than any other single health information services provider. For fiscal 1998, approximately 55% of the Company's total revenue was derived from the Company's health care information systems and services, which represent the fastest growing portion of the Company's business.

  The Company's Electronic Commerce business unit offers a complete range of services to assist customers with the movement of electronic payment and financial information. These services primarily include merchant and cardholder processing, credit and debit transaction processing, check guarantee and verification, electronic authorization and capture, terminal management services, portfolio risk management, purchase card services and financial electronic data interchange ("FEDI"). The primary markets include global and domestic financial institutions, corporations, alliance partners, federal and state governmental agencies, universities, lodging, restaurants, retail businesses and health care providers. The Company's Electronic Commerce business represented approximately 45% of the Company's total revenue for fiscal 1998.

  The Company's products and services offer a wide range of value-added information with greater convenience to purchasers and providers of goods and services. These products and services reduce processing costs, settlement delays and losses from fraudulent transactions. NDC's advanced high speed computer and telecommunications network enables the Company to electronically process, capture and transmit a high volume of point-of-service transactions 24 hours a day, seven days a week. While the transition from paper-based to electronic transaction processing continues, the earliest and most significant penetration has occurred in the areas of credit card authorization and settlement and pharmacy transaction processing. NDC believes that the rapid transition to electronic transaction processing in these areas demonstrates the potential for automation of other market segments, requiring timely information, which are still dominated by paper-based processing, such as additional health care applications, check and cash transactions and the transfer of information between businesses.

  The Company's business strategy is to be an end-to-end solutions provider of value-added systems and services in the markets it serves. NDC believes that both the health care and electronic commerce markets present attractive opportunities for continued growth. In pursuing its strategy, the Company seeks both to increase its penetration of existing applications and to continue to identify and create new markets for its services. The Company will also continue to seek to enhance existing products and develop, as well as acquire, new systems and services; such as services relating to credit card issuing services, financial electronic data interchange and health care information management services.

  To support its business strategy, the Company has expanded its focus on acquisition opportunities and alliances with other companies that allow NDC to increase its market penetration, technological capabilities, product offerings and distribution capabilities. In fiscal year 1998, six (6) purchase acquisitions (one (1) of which was closed by Physician Support Systems, Inc. ("PHSS") prior to December 19, 1997) were completed which gave NDC expanded capabilities and customer bases in the informational services, pharmacy systems, physician, and electronic commerce markets. The most significant of these acquisitions was on December 15, 1997, when the Company acquired two related healthcare information management businesses based in Phoenix, Arizona. In this transaction the Company acquired the stock of Source Informatics Inc., a privately held company, and the stock of a subsidiary of Pharmaceutical Marketing Services Inc. ("PMSI"), which holds its Over-The-Counter Physician Survey business unit as well as PMSI's interest in a joint venture it formed with Source Informatics Inc (collectively "Source"). In addition, on December 19, 1997, the Company merged with PHSS in a pooling-of-interests transaction, to expand geographic presence and market share in physician and hospital management services. During fiscal year 1997, the Company completed ten (10) acquisitions (four (4) of which were closed by PHSS prior to December 19, 1997).

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

HEALTH CARE MARKET

  The health care sector of the market for information services and systems is growing rapidly due to the need of employers, health care payers and providers to control costs and to improve quality of care. A high percentage of health care transactions are still processed using manual, paper-based methods. Third party payers, managed care companies and health care providers continue to seek methods to automate processing and obtain information in order to reduce costs and improve the quality of health care services. The Company believes the health care industry is one of the largest untapped markets for electronic information processing services, including the electronic transmission and capture of data for on-line eligibility verification and reimbursement for services. The application of technology to improve the flow of information to address the quality of patient care is expanding as well.

  Since the late 1980s, electronic processing technology has been applied to the transmission and capture of data for pharmacy claims and transaction processing. This technology has been adapted to the processing of other health care data, including a variety of transactions for dentists, physicians and hospitals.

  The Company believes that the ability to offer total end-to-end solutions is an important competitive advantage as automated transaction processing and the availability of information in the health care market continues to grow. As electronic processing of health care claims accelerates, the Company believes it will be important for companies to be able to offer integrated, value-added services and systems to industry participants who continue to automate. Included in the market's requirements are practice management systems, contract management, referrals, eligibility verification and outsourcing capabilities, as well as new information processing services. The market includes, among others, managed care companies, payers, pharmaceutical manufacturers, and providers in the health care markets.

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

  In the merger with C.I.S. Technologies, Inc. ("CIS") on May 31, 1996, the Company gained presence and capability in the delivery of hospital billing and accounts receivable management services. In fiscal 1998, the Company increased its geographic presence and market share in hospital management services and expanded into physician management services, with the merger with PHSS, to position NDC as a leading provider of information services in both the hospital business office and physician markets. In addition, the Company acquired Source Informatics Inc., a major provider of information services to pharmaceutical manufacturers and other segments of the health care industry. This strategic acquisition expanded the Company's information management services capabilities, introducing new data collection, database management and analytical modeling. These acquisitions have been subsequently integrated with previous NDC internal programs addressing complimentary products and services.

ELECTRONIC COMMERCE MARKET

  Electronic transaction processing for the electronic commerce market involves transaction authorization, data capture and settlement for credit and debit cards, check verification and guarantee services, financial electronic data interchange and electronic cash management. Most retail credit card transactions are no longer processed through paper-based systems and are instead electronically authorized, with an increasing number electronically settled as well. The Company believes that the number of transactions will continue to grow and that an increasing percentage of these transactions will be processed electronically due to convenience, efficiency and a desire to reduce fraud and other processing costs in a continually growing number of vertical markets in the U.S. and internationally.

  The Company believes that there are significant opportunities for continued growth in the application of electronic transaction processing services to the electronic commerce market. Utilization of debit cards as a general payment mechanism for goods and services continues to increase. Smart cards are also becoming more widely accepted. The Company is also seeing good growth in the check verification/guarantee areas. There is also significant potential for growth in the use of credit and debit cards in other traditional cash payment markets such as fast-food restaurants, gaming establishments, cinemas and convenience stores. The increased use of credit and debit cards for such transactions is primarily driven by the convenience they provide as well as the ability to efficiently track expenses and purchase activity. The continued rapid expansion of the Internet also provides potential growth opportunities for electronic payment applications. In addition, the Company believes the proliferation of affinity or co-branded cards that provide consumers with added benefits should contribute to increased use of credit and debit cards and the growth of the electronic commerce market.

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

  In addition to services that enable merchants to accept credit and debit cards, the market continues to expand to include increasing levels of check verification and guarantee services. Demand for these services has been growing in recent years as merchants seek to reduce losses related to bad checks and use check acceptance to increase sales.

  During fiscal 1996, the Company further expanded its presence and range of services for the electronic commerce market. The Company formed Global Payment Systems for the primary purpose of combining two of the industry's leading electronic payment processing operations to create one of the largest such operations in the world and to expand to a new class of back office services. MasterCard's Merchant Automated Point-of-Sale Program ("MAPP") was acquired by the Company and combined with NDC's card authorization network services, certain of its merchant processing back office services and the Company's information systems and services business. This combination resulted in a broadening of the products and services available to the Company's customers. During fiscal 1997, Global acquired Electronic Data Systems Corporation's ("EDS") service bureau-based card processing business, adding credit card issuing as well as additional merchant processing capabilities to its existing business line. The Company also acquired Merchant Services USA, Inc., a terminal deployment and customer support management business in fiscal 1997. With the product capabilities acquired in these transactions, combined with the Company's extensive range of electronic commerce, the Company is now positioned to provide a full range of end-to-end systems and services to its target markets.

                               BUSINESS STRATEGY

  The Company's business strategy centers on providing end-to-end solutions, value-added information processing services and application systems in the markets it serves. NDC believes that both the health care and electronic commerce markets present attractive opportunities for continued growth. In pursuing its business strategy, the Company seeks both to increase its penetration of existing information processing and application systems markets and to continue to identify and create new markets through the:

        . development of value-added applications, enhancement of existing products and development of new systems and services;

        .  expansion of distribution channels; and

        . acquisition of, or alliance with, companies that have desirable products, market share and/or distribution capabilities.


                             PRODUCTS AND SERVICES

HEALTH INFORMATION SERVICES

  The Company is a leading provider of a full range of products and services that help its clients to:

        .  Increase efficiency;
        .  Enhance the quality of patient care;
        .  Optimize revenue and profitability;
        .  Increase cash flow;
        .  Reduce overhead costs;
        .  React quickly to changing market conditions;
        .  Improve business operations;
        .  Streamline administrative processes; and
        .  Maintain compliance.

The Company's products include electronic claims processing, claims adjudication and payment systems, funding capabilities, billing services, accounts receivable resolution, business office management services, practice management systems and clinical database information for pharmacies, dentists, physicians, pharmaceutical manufacturers and distributors, managed care organizations, hospitals, HMO's, clinics and nursing homes. Revenue for the Company's Health Information Services consists of recurring transaction processing, monthly maintenance and support fees, software license revenue and proceeds from the sale of practice management systems, as well as upgrade charges for additional applications. Fees for electronic claims processing services are based on a per transaction rate, with the rate varying depending upon the volume and scope of services provided. In addition, the Company realizes revenue based on a percentage of the net collections related to the management of hospital and physician group practice business offices.

  NETWORK SERVICES
  The Company's electronic processing services are offered to managed care organizations, pharmacies, physicians, HMO's and preferred provider organizations. These services include transaction submission, eligibility verification, patient-specific benefit coverage, transaction data capture and editing, claim adjudication and retrospective and prospective drug utilization review. Electronic processing for health care transactions represents the Company's fastest growing service. The Company expanded its presence in the health care transaction processing market with two acquisitions in fiscal 1997, Health Communication Services, Inc., specializing in hospital transaction processing and Equifax Health EDI Services, Inc., further expanding NDC's penetration of the market for transaction clearing and processing systems for physicians' offices.

  PRACTICE MANAGEMENT SYSTEMS
  The Company's practice management systems are designed to provide the health care market with application solutions that improve the efficiency of operations, address cost containment concerns and enhance overall quality of patient care. In addition, NDC's practice management systems are offered with the Company's transaction processing services, check, credit and debit card processing capabilities and other associated functions, such as inventory reporting and ordering. These systems are offered through various practice management systems vendors, payer organizations and health care product distributors.

  The Company's pharmacy practice management systems provide solutions for independent and chain pharmacies, hospitals, mail order, HMO's, clinics and nursing homes. These systems enable pharmacists to manage and perform patient registration, drug record-keeping, private and third-party billing, inventory control and ordering, price updates, management reporting and drug database updates to detect potential clinical dispensing and prescribing problems. In addition, the Company's systems provide value-added transaction processing services. The Company's systems are sold and maintained by the Company and can be tailored to the needs of users utilizing micro- and mini-computer platforms. In fiscal years 1996 and 1997, the Company expanded the capabilities of its pharmacy practice management systems through the development of sophisticated, new order entry and inventory management capabilities and enhanced retail point-of-sale capabilities. The Company also introduced products enhancing customers' ability to order re-fill prescriptions via telephone and developed physician/pharmacy connectivity products enabling physicians to electronically transmit prescriptions directly to pharmacies utilizing NDC's pharmacy management systems. In fiscal 1998, the Company expanded internationally, with the acquisition of two pharmacy systems companies in the United Kingdom, creating a significant presence in that country.

  The Company's dental management systems are designed to provide dentists with patient record accounting, patient scheduling and recall, billing and collection, insurance transaction information and electronic processing to improve the efficiency of office management. The systems also incorporate advanced clinical functionality with customary business automation functions.

  The Company's physician management systems are designed to provide physicians with patient scheduling, billing and collection, patient record accounting, eligibility verification, coordination of multiple payers and payment plans, insurance transaction information and electronic processing designed to improve the efficiency of office management, as well as electronic communication with pharmacies to reduce time spent on prescription requests and refill authorizations.

  MANAGEMENT SERVICES
  The Company provides business office services designed to increase profitability in hospital and physician group business offices. To assist with managed care contract administration, the Company offers systems that provide consistent interpretation of contract terms and improved revenue recovery rates. Consultant audit services identify lost revenue, improve billing accuracy and speed reimbursement. The Company also can provide comprehensive outsourcing services ranging from accounts receivable management to financial, administrative and strategic support, data management and information services.

  INFORMATION SOLUTIONS
  The Company is a leading provider of proprietary health care information, technology and consulting services, primarily to the pharmaceutical and retail pharmacy markets. The Information Solutions services enable its customers to better understand individual prescriber, payer, consumer, pharmaceutical manufacturer, pharmacy benefit manager and retail pharmacy behavior in order to compete more effectively in the market. The Company provides its services through a broad array of information, including data mining and integrated marketing decision-making tools. The Information Solution database is a repository of intelligence on managed care organizations, prescribers, retailers, prescriptions and non-personalized patient data. Using this database and other tools, the Company is able to provide critical competitive intelligence for its client companies. The Company typically enters into significant, long-term relationships with its clients, providing integrated services to executives in the sales, marketing, market research and information technology areas.

ELECTRONIC COMMERCE

  The Company's Electronic Commerce products provide a wide range of end-to-end transaction processing alternatives to the retail, hospitality, lodging, health care and government markets. The Company offers credit and debit card services, check verification and guarantee and other related services directly to merchants and indirectly through financial institutions.

  GLOBAL PAYMENT SYSTEMS
  Global Payment Systems is a worldwide provider of electronic commerce products and services that manage, support and speed the processing of funds in a cost-effective manner.

  The company's e-Global(TM) line provides a comprehensive range of financial and information management applications and end-to-end payment processing products and services enabling both issuers and acquirers to provide innovative merchant services, operate more cost-effectively and to meet their profitability goals.

  Global has offices located in the United States, Canada, United Kingdom and Japan serving hundreds of thousands of businesses and corporations, hundreds of financial institutions, and numerous government agencies.

  ACQUIRER SERVICES. The acquirer services provide a single source solution for delivering merchant payment services. These services consist of:

        .  electronic storefront capabilities with secure payment processing;
        .  internet gateway services;
        . comprehensive authorization network for credit cards, debit cards and checks;
        . electronic data capture (which incorporates the capabilities of the Company's authorization system, combined with enhanced software) enables an entire data transmission to be electronically captured and transmitted to provide faster clearing through the banking system;
        . an advanced merchant accounting system allowing maximum flexibility to record activity and fund merchants;
        . exception processing, including sales draft retrieval and chargeback resolution;
        .  point of sale terminal deployment and management;
        .  fraud monitoring; and
        . customized, value-added applications for retailers, restaurants, lodging and direct marketers.

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

  ELECTRONIC INFORMATION SOLUTIONS. Global's information systems and services products include cash management, information reporting and electronic data interchange ("EDI"). Global's cash management system is specifically designed for use by large multi-national corporations and is marketed internationally. The products and services provide multi-currency/multi-format financial, management and operational data to corporate and government institutions worldwide. Organizations use these services to collect, consolidate and report financial, administrative and operating data from hundreds of thousands of locations.


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

  Integrated Payment Systems also offers merchants check guarantee services. Check guarantee differs from check verification in that the Company not only verifies the transaction but also guarantees payment. If a check is not paid, the Company assumes the right to collect from the individual writing the check. Fees for the Company's check services are based on a per transaction rate, while fees for its check guarantee services are based on a percentage, or discount, of the face value of each check guaranteed by the Company.

                               SALES AND MARKETING

  The Company's electronic transaction processing services are offered to the health care markets directly through Company personnel and through alliances with other organizations. The Company's practice management systems are marketed primarily through alliances with other companies, value-added re-sellers, as well as the Company's personnel. During 1998, the Company launched the NDC Health Information Services branding program, to organize its business under a single identity. The Company markets its electronic commerce products and services through financial institutions, bank alliance programs, its own sales personnel and also through independent contractors.

                             OPERATIONS AND SYSTEMS

  The Company operates multiple data and customer support facilities. The primary facilities are in Atlanta, Georgia; Tulsa, Oklahoma; Hanover, Maryland; Phoenix, Arizona; and St. Louis, Missouri with others in Ohio, Pennsylvania, North Carolina, Texas, California, Virginia, Canada and the United Kingdom.

  Because of the large number and variety of NDC's products and services, the Company does not rely on a single technology to satisfy its sophisticated computer systems needs but instead employs the best available technology that is suitable for each particular task. Given this approach, NDC utilizes (i) Tandem fault-tolerant computers for high volume, fast response transaction processing;
(ii) client-server technology for end-user data base applications; (iii) the latest Unisys mainframe class systems and the OS/2200 operating system for large scale transaction and batch data base processing; and (iv) UNIX and Windows based systems for specialized communication applications systems. These systems are linked via high speed, fiber optic-based networked backbones for file exchange and inter-system communication purposes. NDC also maintains storage systems connected to the backbones, including a robotic tape library and optical storage for archival purposes. All of the Company's systems are supported by an experienced systems support, operations and production control staff with an advanced network control center.

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

                            RESEARCH AND DEVELOPMENT

  During fiscal 1998, 1997, and 1996, the Company expensed approximately $77.6 million, $13.2 million, and $8.8 million, respectively, on activities relating to the development and improvement of new and existing products, services and techniques. Research and development costs for fiscal 1998 includes $67.0 million determined by an independent third party valuation representing in-process research and development activities acquired through the Source acquisition. These costs were not capitalizable and appropriately charged to expense under generally accepted accounting principles (see Note 11 to the Consolidated Financial Statements).

                                   EMPLOYEES

  As of May 31, 1998 the Company and its subsidiaries had approximately 6,100 employees.

               FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENT
                            AND CLASSES OF SERVICES

  In fiscal 1998, the Company operated in one reportable industry segment, Data Processing Services. See Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion.

  The following table sets forth the approximate contribution to consolidated revenues of each class of service in the Data Processing Services segment during the Company's last three fiscal years.

                                             1998            1997              1996
                                           -------------------------------------------
Revenue:
Health Information Services                $357,498         $267,488          $210,164
Electronic Commerce:
   Integrated Payment Systems               159,310          131,477           104,829
   Global Payment Systems                   159,456          149,797            79,650
   Intercompany                             (27,220)         (23,595)           (3,555)
                                           -------------------------------------------
                                            291,546          257,679           180,924
                                           -------------------------------------------
      Total                                $649,044         $525,167          $391,088
                                           ===========================================


ITEM 2.  PROPERTIES
-------------------

  In January 1987, the Company took occupancy of a newly constructed six-story, 120,000 square foot corporate headquarters building at Two National Data Plaza in Atlanta, Georgia. There is no outstanding debt on the facility.

  In addition to the above facility, the Company leases or rents a total of 83 other facilities to serve as regional operating centers or sales offices. The Company owns or leases a variety of computers and other computer equipment for its operational needs. In recent years the Company has significantly upgraded and expanded its computers and related equipment in order to increase efficiency, enhance reliability, and provide the necessary base for business expansion.

  The Company believes that its facilities and equipment are suitable and adequate for the business of the Company as presently conducted.

  Information about leased properties is incorporated by reference from Note 13 of the Notes to the Consolidated Financial Statements on page A-40 of this Report.

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

        Name                               Business Experience                                 Age
        ----                               -------------------                                 ---
Robert A. Yellowlees         Chairman of the Board of the Company since June 1992;              59
                             President, Chief Executive Officer and Chief Operating
                             Officer of the Company since May 1992;  director of John
                             H. Harland Co. and Protective Life Corporation. Mr.
                             Yellowlees has been a director of the Company since
                             April 1985.

Steven L. Arnold             General Manager, Network Services since May 1998; Chief            58
                             Administrative Officer of the Company from March 1997 to
                             May 1998; Lt. General, United States Army from July 1994
                             to March 1997; Major General, United States Army from
                             April 1991 to July 1994.

Robert R. Brown              General Manager, Information Solutions since December              54
                             1997; President and Chief Operating Officer, Walsh
                             America from January 1995 to December 1997; Senior Vice
                             President, Information Services and Chief Information
                             Officer FoxMeyer Corporation from 1992 to January 1995

        Name                               Business Experience                                 Age
        ----                               -------------------                                 ---
J. Michael Drinkwater        General Manager, Physician Management Services since               45
                             December 1997; President and Chief Operating Officer of
                             Physician Support Systems, Inc. from June 1997 to
                             December 1997; President of Medaphis Corporation's
                             physician services division from March 1996 to May 1997;
                             President of Gottlieb's Financial Services from August
                             1990 to March 1996.

Thomas M. Dunn               General Manager, Integrated Payment Systems since June             41
                             1996; Group Vice President from August 1992 to June
                             1996; and Division Vice President from August 1988 to
                             August 1992.

Walter M. Hoff               President and Chief Executive Officer, Health                      46
                             Information Services since August 1998; Executive Vice
                             President of First Data Corporation from April 1992 to
                             July 1998.

David K. Hunt                President, Chief Executive Officer and member of the               52
                             Board of Directors of Global Payments Systems LLC, a
                             subsidiary of the Company, since January 1997; President
                             and Chief Executive Officer of AT&T Universal Card
                             Services, Inc. from May 1993 to November 1996; Senior
                             Executive Vice President of Signet Banking Corporation
                             from October 1989 until May 1993.

E. Michael Ingram            General Counsel and Secretary of the Company since                 46
                             January 1985.

Kevin C. Shea                Chief Financial Officer of the Company since May 1998;             48
                             Executive Vice President, Corporate Strategy & Business
                             Development from June 1996 to May 1998; General Manager,
                             Integrated Payment Systems, from September 1992 to May
                             1996 and Executive Vice President, National Data Payment
                             Systems, Inc. ("NDPS") from December 1990 through August
                             1992.

David H. Shenk               Controller and Chief Accounting Officer of the Company             50
                             since January 1998; Corporate Controller, Rollins, Inc.,
                             1992-1997

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


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages A-3 to A-11 of this report.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Not applicable


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Financial statements and supplementary information appears on pages A-12 to A-43 of this report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

  The Company hereby incorporates by reference the information contained under the heading "Election of Directors - Certain Information Concerning Nominee and Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1998 Annual Meeting of Stockholders to be held on October 22, 1998. Certain information relating to executive officers of the Company appears at pages 16 to 17 of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

  The Company hereby incorporates by reference the information contained under the heading "Election of Directors - Compensation and Other Benefits" from its definitive proxy statement to be delivered to the stockholders of the Company in connection with the 1998 Annual Meeting of Stockholders to be held on October 22, 1998. In no event shall the information contained in the proxy statement under the sections entitled "Stockholder Return Analysis" and "Report of the Compensation Committee" be included herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

  The Company hereby incorporates by reference the information contained under the headings "Election of Directors - Common Stock Ownership of Management" and " - Common Stock Ownership by Certain Other Persons" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1998 Annual Meeting of Stockholders to be held on October 22, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

  Neil Williams, a Director of the Company, is a partner of Alston & Bird LLP (attorneys and counsel for the Company). The Company paid Alston & Bird LLP approximately $830,700, $1,371,600 and $572,300 in fiscal 1998, 1997 and 1996, respectively for legal services rendered in connection with numerous matters.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)(1) The following consolidated financial statements for the Registrant and its subsidiaries appear in Appendix A to this report and are filed as a part hereof:


Consolidated Statements of Income for the three fiscal years ended May 31, 1998.

             Consolidated Balance Sheets at May 31, 1998 and 1997.

Consolidated Statements of Changes in Shareholders' Equity for the three fiscal years ended May 31, 1998.

    Consolidated Statements of Cash Flows for the three fiscal years ended
                                 May 31, 1998.

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

(iii) Stock Purchase Agreement dated as of August 20, 1997, by and among Registrant, PMSI Database Holdings, Inc. and Pharmaceutical Marketing Services, Inc. (included as Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-35991), as amended, previously filed and incorporated by reference herein).

(iv) Agreement and Plan of Merger dated as of August 20, 1997 by and among the Registrant, Source Informatics Inc., and a wholly owned Subsidiary of the Registrant (included as Exhibit 2.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-35995), as amended, previously filed with the Commission and incorporated by reference herein).

(v) Agreement and Plan of Merger dated as of October 14, 1997 by and among the Registrant, a Subsidiary of the Registrant and Physician Support Systems, Inc.(filed as Annex A to the Proxy Statement/Prospectus previously filed as part of the Registrant's Registration Statement on Form S-4 (Registration No. 333-40153) and incorporated by reference herein).

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

(iv) Bylaws of the Registrant, as amended (filed as Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1991, File No. 001-12392, and incorporated herein by reference.)

(v) Amendment to Bylaws of the Registrant, as previously amended (filed as Exhibit 3(iii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1995, File No. 001-12392, and incorporated herein by reference.)

(4)(i) Rights Agreement, dated as of January 18, 1991, between the Registrant and the Rights Agent, as amended (incorporated by reference from Exhibit 2 to the Registrant's Registration Statement on Form 8-A, File No. 001-12392, as filed on October 5, 1993.)

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

(v) Amendment dated as of October 23, 1996 to the Credit Agreement between the Registrant and Wachovia Bank of Georgia, N.A., as Agent, dated as of May 31, 1996 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 29, 1996, File No. 001-12392, and incorporated herein by reference).

(vi) Amendment dated as of October 23, 1996 to the Credit Agreement between the Registrant and the First National Bank of Chicago, as Agent, dated as of May 31, 1996 (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated October 29, 1996, File No. 001-12392, and incorporated herein by reference).

(vii) Credit Agreement dated as of December 19, 1997, among the Registrant, The First National Bank of Chicago, as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein.

(viii) First Amendment dated April 10, 1998 to the Credit Agreement dated as of December 19, 1997, among the Registrant, The First National Bank of Chicago, as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein.


                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

(ix) Form of Executive Severance Compensation Agreement with certain executive officers (filed as Exhibit 10(ii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1986, File No. 001-12392, and incorporated herein by reference.)

(x) Non-Employee Directors Stock Option Plan (filed as Exhibit 10(iv) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1987, File No. 001-12392, and incorporated herein by reference.)

(xi) 1995 Non-Employee Director Compensation Plan (filed as Exhibit 10(vii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1996, File No. 001-12392, and incorporated herein by reference).

(xii) Renewal Employment Agreement effective as of May 18, 1995 between Robert
A. Yellowlees and the Registrant (filed as Exhibit 10(x) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1994, File No. 001-12392, and incorporated herein by reference.)

(xiii) Amended and Restated Retirement Plan for Non-Employee Directors, dated as of April 20, 1994 (filed as Exhibit 10(xii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1994, File No. 001-12392, and incorporated herein by reference.)

(xiv) Amendment to Amended and Restated Retirement Plan for Non-Employee Directors (filed as Exhibit 4(xi) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1995, File No. 001-12392, and incorporated herein by reference).

(xv) 1983 Restricted Stock Plan, as amended (incorporated by reference from
Exhibit 10 to the Registrant's Registration Statement on Form S-8, No. 333-
05451).

(xvi) 1987 Stock Option Plan, as amended (incorporated by reference from Exhibit 10 to the Registrant's Registration Statement on Form S-8, No. 333-05449).

(xvii) Amended and Restated C.I.S. Technologies, Inc. Stock Option Plan (incorporated by reference from Exhibit 10(a) to the Registrant's Registration Statement on Form S-8, No. 333-05427).

(xviii) Amended and Restated C.I.S. Technologies, Inc. Employee Stock Option Plan (incorporated by reference from Exhibit 10(b) to the Registrant's Registration Statement on Form S-8, No. 333-05427).

(xix) C.I.S. Technologies, Inc. HCC Management Stock Option Plan (incorporated by reference from Exhibit 10(c) to the Registrant's Registration Statement on Form S-8, No. 333-05427).

(xx) C.I.S. Technologies, Inc. 1995 Directors' Stock Option Plan (incorporated by reference from Exhibit 10(d) to the Registrant's Registration Statement on Form S-8, No. 333-05427).

(xxi) C.I.S. Technologies, Inc. 1995 Stock Incentive Plan (incorporated by reference from Exhibit 10(e) to the Registrant's Registration Statement on Form S-8, No. 333-05427).

(xxii) Supplemental Executive Retirement Plan effective June 1, 1997 (incorporated by reference from Exhibit 10(xx) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1997, File No. 001-12392).

(xxiii) Amendment to Registrant's 1987 Stock Option Plan effective September 28, 1996 (incorporated by reference from Exhibit 10(xxi) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1997, File No. 001-12392).

(xxiv) Amendment to Registrant's 1983 Restricted Stock Plan effective December 17, 1996 (incorporated by reference from Exhibit 10(xxii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1997, File No. 001-12392).

(xxv) Global Payment Systems 1996 Option Plan effective September 13, 1996 (incorporated by reference from Exhibit 10(xxiii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1997, File No. 001-12392).

(xxvi) Employment Agreement effective June 1, 1997 between Robert A. Yellowlees and the Registrant (incorporated by reference from Exhibit 10(xxiv) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1997, File No. 001-12392).

(xxvii) Synergistic Systems, Inc. 1996 Stock Option Plan (incorporated herein by reference from Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-44823).

(xxviii) Physician Support Systems, Inc. 1996 Stock Option Plan (incorporated herein by reference from Exhibit 4(b) to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-44823).

(21) Subsidiaries of the Registrant (included in Appendix A, page A-47).

(23) Consent of Independent Public Accountants (included in Appendix A, page A-
45).

(27) Financial Data Schedule (for SEC use only).

(99.1) Private Securities Litigation Reform Act Of 1995 Safe Harbor Compliance Statement For Forward-Looking Statements.

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

                                       NATIONAL DATA CORPORATION


                                       By: /s/ Robert A. Yellowlees
                                           ------------------------
                                           Robert A. Yellowlees, Chairman of the
                                           Board, President and Chief Executive
                                           Officer
                                           (Principal Executive Officer)

                                       By: /s/ Kevin C. Shea
                                           -----------------
                                           Kevin C. Shea
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                       By: /s/ David H. Shenk
                                           ------------------
                                           David H. Shenk
                                           Controller
                                           (Chief Accounting Officer)

 Date:  August 28, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated:

Signature                           Title                  Date
---------                           -----                  ----

/s/ Robert A. Yellowlees    Chairman of the Board,    August 28, 1998
------------------------    Chief Executive Officer
Robert A. Yellowlees


/s/ Edward L. Barlow        Director                  August 28, 1998
--------------------
Edward L. Barlow


/s/ J. Veronica Biggins     Director                  August 28, 1998
-----------------------
J. Veronica Biggins


/s/ James B. Edwards        Director                  August 28, 1998
--------------------
James B. Edwards


/s/ Don W. Sands            Director                  August 28, 1998
----------------
Don W. Sands


/s/ Neil Williams           Director                  August 28, 1998
-----------------
Neil Williams

                                   APPENDIX A
                                       to
                           ANNUAL REPORT ON FORM 10-K
                 NATIONAL DATA CORPORATION AND ITS SUBSIDIARIES
                       FINANCIAL STATEMENTS AND SCHEDULES

                                    CONTENTS

Selected Financial Data...............................................  A-1

Market Price and Dividend Information.................................  A-2

Management's Discussion and Analysis of Financial Condition and
     Results of Operations............................................  A-3

Consolidated Statements of Income for the three years ended
     May 31, 1998.....................................................  A-12

Consolidated Statements of Cash Flows for the three years ended
     May 31, 1998.....................................................  A-13

Consolidated Balance Sheets at May 31, 1998 and 1997..................  A-14

Consolidated Statements of Changes in Shareholders' Equity for the
     three years ended May 31, 1998...................................  A-15

Notes to Consolidated Financial Statements............................  A-16

Report of Independent Public Accountants..............................  A-43

Consolidated Schedule II - Valuation and Qualifying Accounts..........  A-44

Report of Independent Public Accountants As to Schedule...............  A-45

Index to Exhibits ....................................................  A-46

Consent of Independent Public Accountants.............................  A-47

Selected Consolidated Financial Data
(In thousands, except per share data)



                                          1998           1997           1996           1995           1994
                                      -------------------------------------------------------------------------
Revenue:
Health Information Services                $357,498       $267,488       $210,164       $175,529       $136,361
Electronic Commerce:
   Integrated Payment Systems               159,310        131,477        104,829         88,489         78,787
   Global Payment Systems                   159,456        149,797         79,650         69,889         64,002
   Intercompany                             (27,220)       (23,595)        (3,555)            --             --
                                      -------------------------------------------------------------------------
                                            291,546        257,679        180,924        158,378        142,789
                                      -------------------------------------------------------------------------
               Total                       $649,044       $525,167       $391,088       $333,907       $279,150

Operating Income (Loss)                    ($25,896)       $60,852       ($14,830)       $29,645        $20,210

Net Income (Loss)                          ($61,326)       $29,398       ($11,845)       $18,642        $13,035

Diluted Earnings (Loss) Per Share            ($1.90)          $.91          ($.40)          $.67           $.49

Dividends Per Share                            $.30           $.30           $.30           $.30           $.29

Total Assets                               $731,215       $626,322       $442,351       $347,663       $257,166

Long-Term Obligations                      $180,541       $165,388        $23,329        $44,932        $47,499

Total Shareholders' Equity                 $347,935       $323,249       $283,735       $174,715       $137,755



All years have been restated to include the results of C.I.S. Technologies, Inc. ("CIS"), acquired May 31, 1996 and Physician Support Systems, Inc. ("PHSS"), acquired December 19, 1997, both in pooling-of-interests transactions.

The Company incurred non-recurring charges of $120.2 million, $9.5 million and $47.7 million in fiscal 1998, 1997 and 1996, respectively. Operating income excluding these charges was $94.3 million, $70.4 million and $32.9 million in fiscal 1998, 1997 and 1996, respectively. Net income excluding these charges was $49.9 million or $1.48 per share, $39.8 million or $1.23 per share, and $21.0 million or $0.67 per share in fiscal 1998, 1997 and 1996, respectively.

MARKET PRICE AND DIVIDEND INFORMATION
-------------------------------------------------------------

National Data Corporation's common stock is traded on the New York Stock Exchange under the ticker symbol "NDC." The high and low sales prices and dividends paid per share of the Company's common stock for each quarter during the last two fiscal years were as follows:

                                                                                     Dividend Per
                                                      High              Low              Share
-----------------------------------------------------------------------------------------------------
Fiscal Year 1998

First Quarter                                             $46.50            $36.31            $.075
Second Quarter                                             44.25             33.75             .075
Third Quarter                                              44.63             32.13             .075
Fourth Quarter                                             46.00             35.50             .075

Fiscal Year 1997

First Quarter                                             $44.50            $33.75            $.075
Second Quarter                                             46.63             37.88             .075
Third Quarter                                              47.50             35.00             .075
Fourth Quarter                                             44.00             33.75             .075


The number of shareholders of record as of August 14, 1998 was 3,663.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

For an understanding of the significant factors that influenced the Company's results during the past three years, the following discussion should be read in conjunction with the consolidated financial statements of the Company and related notes appearing elsewhere in this report. All prior periods presented include the retroactive effect of all acquisitions accounted for under the pooling-of-interests method. These mergers include Physician Support Systems, Inc. ("PHSS") in fiscal 1998 and C.I.S. Technologies, Inc. ("CIS") in fiscal 1996.

RESULTS OF OPERATIONS

GENERAL

       The following tables are a summary of the Company's results of operations before and after effects of non-recurring charges (In millions, except per share data):

                                                                                  1998 vs. 1997          1997 vs. 1996
                                           1998         1997         1996            Change                 Change
---------------------------------------------------------------------------------------------------------------------------
AS REPORTED
Revenue                                    $ 649.0       $ 525.2    $ 391.1     $ 123.8        24%     $ 134.1        34%
Operating Income (Loss)                      (25.9)         60.9      (14.8)      (86.8)        *         75.7         *
Net Income (Loss)                            (61.3)         29.4      (11.9)      (90.7)        *         41.3         *
Diluted Earnings (Loss) Per Share            (1.90)         0.91      (0.40)      (2.81)        *         1.31         *

                     * - percentage change deemed not meaningful

EXCLUDING NON-RECURRING
    CHARGES
Revenue                                    $ 649.0       $ 525.2    $ 391.1     $ 123.8        24%     $ 134.1        34%
Operating Income                              94.3          70.4       32.9        23.9        34%        37.5       114%
Net Income                                    49.9          39.8       21.0        10.1        25%        18.8        90%
Diluted Earnings Per Share                    1.48          1.23       0.67        0.25        20%        0.56        84%


       The Company incurred non-recurring charges of $120.2 million, $9.5 million and $47.7 million in fiscal 1998, 1997 and 1996, respectively. After-tax, these charges were $111.2 million or $3.38 per share, $10.4 million or $0.32 per share and $32.9 million or $1.07 per share in fiscal 1998, 1997 and 1996, respectively. In general, these charges were incurred in connection with mergers and related restatements that occurred during each of the fiscal years presented. The components of the charges include merger transaction costs, asset impairment losses, and restructuring activities. The 1998 charge also includes a $67.0 million in-process research and development charge as a result of the acquisition of

Source Informatics Inc. Restructuring activities reflect charges for severance and other related costs associated with plans to reduce staffing in areas of redundant operations and activities. For more detailed discussion of the non-recurring charges, refer to Note 11 to the Consolidated Financial Statements. The remainder of the results of operations discussion will exclude the impacts of non-recurring charges, as the Company believes that this will provide for more meaningful comparisons.


FISCAL YEARS 1998 AND 1997

REVENUE


(In millions)
                                                        1998                       1997              Increase
                                               ----------------------------------------------------------------
Revenue:
   Health Information Services                     $ 357.5         55%       $ 267.5          51%           34%
   Electronic Commerce:
      Integrated Payment Systems                     159.3         24%         131.5          25%           21%
      Global Payment Systems                         159.5         25%         149.8          28%            6%
      Intercompany Revenue                           (27.3)        (4%)        (23.6)         (4%)          16%
                                               ----------------------------------------------------------------
                                                     291.5         45%         257.7          49%           13%
                                               ================================================================
          Total Revenue                            $ 649.0        100%       $ 525.2         100%           24%
                                               ================================================================

         Total revenue for fiscal 1998 was $649.0 million, an increase of $123.8 million (24%) from the same period in fiscal 1997. The increase resulted from increased revenue in Health Information Services, $90.0 million (34%); and in the Electronic Commerce business, specifically, Integrated Payment Systems, $27.8 million (21%); and Global Payment Systems, $9.7 million (6%).

         Health Information Services. Health Information Services revenue growth
         ---------------------------
(34%) in fiscal 1998 was a result of increases from internally developed products and services, primarily electronic transaction processing and business management services provided to hospitals and physicians. In addition, revenue growth resulted from the impact of the third quarter fiscal 1998 acquisitions of two related healthcare information management businesses, Source Informatics Inc. ("Source") and a subsidiary of Pharmaceutical Marketing Services Inc. ("PMSI").

         Integrated Payment Systems. The Integrated Payment Systems revenue
         --------------------------
increase of $27.8 million (21%) reflects the impact of growth of the industry, programs directed at new vertical industry offerings and new distribution channels in addition to growth in basic market demand. This growth was reflected in an increase in the volumes of merchant sales processed due to a larger customer base and higher consumer credit card spending.

         Global Payment Systems. Global Payment Systems ("Global") revenue
         ----------------------
reflects an increase in the number of authorizations performed for the Company's customers under the historic network services business. New back office services are in the development and sales cycle and did not have a material impact on the fiscal 1998 reported results.

         Intercompany. A portion of Global's revenue is derived from
         ------------
intercompany sales of services primarily for processing services provided to the Integrated Payment Systems business unit.

COSTS AND EXPENSES

         Cost of service increased $61.1 million (23%) in fiscal 1998 from the same period in fiscal 1997. The increases were primarily a result of increased operating costs associated with revenue growth and higher cost of service margins in new acquisitions. Total cost of service, as a percentage of revenue remained constant at 50% for both fiscal 1998 and 1997. The Company continues to leverage its computer operations, telecommunication infrastructure, and investments in new market opportunities.

         Sales, general and administrative expenses ("SG&A") increased $38.8 million (20%) from the same period last year. This increase was primarily due to expenses associated with continuing investments in product development, distribution channel expansion and the development of the Health Information Services branding program for future revenue growth. In addition, the increases were due to higher SG&A ratios in acquired businesses. However, as a percentage of revenue, these expenses decreased to 35% for fiscal 1998 from 36% for fiscal 1997. SG&A expenses continue to decrease as a percentage of revenue since revenues are growing at a faster rate than these expenses, including synergies realized from the integration of acquisitions.


OPERATING INCOME

         Operating income, excluding non-recurring charges, increased from $70.4 million in fiscal 1997 to $94.3 million (34%) in fiscal 1998. As a percentage of revenue, the Company's operating income margin increased 8% to 14.5% in fiscal 1998 from 13.4% in fiscal 1997, excluding non-recurring charges. These improvements reflect improved margins in operations and profitability through execution of strategies to reposition the base business and investments in new market opportunities. Earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding non-recurring charges, was $142.7 million for fiscal 1998 and $110.7 million for fiscal 1997 and as a percentage of revenue was 22% and 21%, respectively.

         The Company's EBITDA formula and results as a percentage of revenue may not be comparable to similarly titled measures reported by other companies. However, management believes this statistic is a relevant measurement and provides a comparable operating income measure, excluding the impact of the amortization of acquired intangibles, potential timing differences associated with capital expenditures and the related depreciation charges and non-recurring charges.


OTHER EXPENSE

         Total other expense increased $6.2 million for fiscal 1998 compared to 1997. This increase was primarily the result of lower interest earnings due to lower average funds available for investment and increased interest expense. The interest expense increase reflects the full-year impact of the interest expense on the $143.8 million in convertible debt issued in fiscal 1997 (see Note 9 to the Consolidated Financial Statements) and borrowings on the Company's line of credit during fiscal 1998 to finance acquisition activities.


FISCAL YEARS 1997 AND 1996

REVENUE



(In millions)
                                                        1997                       1996              Increase
                                               -----------------------------------------------------------------
Revenue:
   Health Information Services                     $ 267.5         51%       $ 210.2          54%           27%
   Electronic Commerce:
      Integrated Payment Systems                     131.5         25%         104.8          27%           25%
      Global Payment Systems                         149.8         28%          79.7          20%           88%
      Intercompany Revenue                           (23.6)        (4%)         (3.6)         (1%)            -
                                               -----------------------------------------------------------------
                                                     257.7         49%         180.9          46%           42%
                                               =================================================================
          Total Revenue                            $ 525.2        100%       $ 391.1         100%           34%
                                               =================================================================

         Total revenue for fiscal 1997 was $525.2 million, an increase of $134.1 million (34%) from fiscal 1996. The increase was the result of increased revenue in Health Information Services, $57.3 million (27%); and our Electronic Commerce business, specifically, Integrated Payment Systems, $26.7 million (25%); and Global Payment Systems, $70.1 million (88%).

         Health Information Services. Health Information Services revenue growth
         ---------------------------
(27%) in fiscal 1997 was a result of increases from existing products and services, primarily electronic transaction processing, and the impact of acquisition activity. The acquisitions of Equifax Healthcare EDI Services, Inc. and Health Communication Services, Inc. were completed in fiscal 1997. The increase also reflects the full-year impact of the pooling-of-interests accounting for the PHSS merger, which had completed five purchase acquisitions in the last half of fiscal 1996.

         Integrated Payment Systems. The Integrated Payment Systems revenue
         --------------------------
increase of $26.7 million (25%) was primarily due to higher volumes of merchant sales processed, which resulted from increased sales productivity, and an alliance established with a financial institution in April 1996.

         Global Payment Systems. Global revenue reflects an increase in the
         ----------------------
number of authorizations performed for the Company's customers and the full-year impact of the acquisition of MasterCard's Merchant Automated Point-of-Sale Program ("MAPP") on April 1, 1996. In addition, during the third quarter of fiscal 1997, Global completed the purchase of a portion of Electronic Data System Corporation's ("EDS") card processing business and launched a joint marketing and service alliance with EDS.

         Intercompany. Commencing April 1, 1996, with the formation of Global
         ------------
Payment Systems, a portion of Global's revenue was derived from intercompany sales of services primarily for processing services provided to the Integrated Payment Systems business unit.


COSTS AND EXPENSES

         Cost of service increased $59.0 million (29%) in fiscal 1997 from the same period in fiscal 1996. These increases were primarily a result of increased operating costs associated with revenue growth and cost of service margins in new acquisitions. Total cost of service as a percentage of revenue decreased to 50% for fiscal 1997 from 52% for the same period in fiscal 1996. The decrease as a percentage of revenue is attributable to the Company's ability to leverage its computer operations and synergies realized from the integration of acquisitions.

         SG&A increased $37.6 million (25%) from the same period last year. This increase was primarily due to expenses associated with investments made in product development and sales personnel for future revenue growth. In addition, the increases in expenses were due to higher SG&A ratios in acquired businesses. However, as a percentage of revenue, these expenses decreased to 36% for fiscal 1997 from 39% for fiscal 1996. The Company attributes the improvement in this expense margin to synergies realized from acquisitions, principally CIS.

OPERATING INCOME

         Operating income, excluding non-recurring charges, increased from $32.9 million in fiscal 1996 to $70.4 million (114%) in fiscal 1997. As a percentage of revenue, operating income increased to 13% in fiscal 1997 from 8% in fiscal 1996, excluding the non-recurring charges, reflecting improved margins in operations and profitability from CIS and PHSS. EBITDA, excluding non-recurring charges was $110.7 million for fiscal 1997 and $66.2 million for fiscal 1996 and as a percentage of revenue was 21% and 17%, respectively.


OTHER EXPENSE

         Total other expense increased $6.6 million for fiscal 1997 compared to 1996. This increase was primarily the result of lower interest earnings due to lower average funds available for investment. In addition, in fiscal 1997, the Company issued $143.8 million in convertible debt (see Note 9 to the Consolidated Financial Statements) increasing interest expense. The decrease in cash available and issuance of debt in 1997 reflects the Company's acquisition activity.


LIQUIDITY AND CAPITAL RESOURCES

         Cash flow generated from operations provides the Company with a significant source of liquidity to meet its needs. Net cash provided by operating activities decreased 16% to $49.0 million for fiscal 1998, from $58.6 million in fiscal 1997. Cash provided by operations before changes in working capital was $96.4 million for fiscal 1998, an increase of $15.8 million (20%) compared to the prior year. This difference is primarily driven by the $10.0 million increase in amortization of acquired intangibles and goodwill resulting from acquisition activities. Cash was required in fiscal 1998 to fund net changes in working capital of $47.4 million, compared to $22.0 million for fiscal 1997. The changes in working capital resulted primarily from increases in accounts receivable due to acquisitions, changes in net merchant processing funds, and the timing and payments on accounts payable and accrued liabilities, including income taxes. The changes in net merchant processing funds reflect normal fluctuations in the timing of credit card sales processed. The changes due to accounts payable and accrued liabilities primarily relate to the timing of payroll and related liabilities, and an increase in deferred revenue resulting from acquisitions. As a result of the non-recurring charges and PHSS merger, the company is expecting a net income tax refund of approximately $0.6 million for fiscal 1998 compared to the net liability of $1.8 million that existed for fiscal 1997.

         For fiscal 1998, cash used in investing activities decreased to $85.9 million, compared to $180.3 million in fiscal 1997. The Company continues to invest in capital expenditures related to growth in the business and acceleration of certain strategic initiatives. Additionally, in fiscal 1998, the Company completed six acquisitions for an aggregate cash consideration of approximately $63.1 million, net of cash acquired and the issuance of the Company's Common Stock valued at approximately $92.7 million. During fiscal 1997, the Company completed ten acquisitions (four of which were closed by PHSS prior to December 19, 1997) for an aggregate cash purchase price of approximately $161.3 million, net of cash acquired, with additional funding provided by the issuance of Common Stock valued at approximately $17.8 million. The Company has financed its acquisition program through cash flows from operations, equity, borrowings on its line of credit and debt offerings.

         Net cash provided by financing activities decreased to $21.2 million for fiscal 1998 from $117.3 in the prior year. The Company borrowed $75.0 million to finance portions of its fiscal 1998 acquisitions, merger costs and to eliminate PHSS' outstanding line of credit balance ($32.6 million). In addition, the Company purchased 170,000 shares of its own Common Stock valued at $6.4 million. During fiscal 1997, the Company completed an issuance of long-term public debt, providing net proceeds of $139.7 million. The cash provided by the debt issuance was partially offset by repayments of long-term debt of $24.3 million (including $10.9 million to pay off the mortgage on the Company's headquarters building). Dividends of $9.0 million and $9.1 million were paid during fiscal 1998 and 1997, respectively. The fiscal 1997 dividends include $1.2 million in distributions to PHSS shareholders, prior to its merger with the Company.

         The Company has a committed, unsecured $125.0 million revolving line of credit that expires in December 2002. At May 31, 1998, there was $75.0 million outstanding under the facility. The Company also has a $15.0 million uncommitted line of credit to fund working capital requirements, under which there were no amounts outstanding at May 31, 1998. Management believes that its current level of cash and borrowing capacity, along with future cash flows from operations are sufficient to meet the needs of its existing operations and its planned requirements for the foreseeable future. The Company regularly evaluates cash requirements for current operations, commitments, development activities and strategic acquisitions. The Company may elect to raise additional funds for these purposes, either through the issuance of additional debt or equity or otherwise, as appropriate.

YEAR 2000 COMPLIANCE

         The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time/date-sensitive software and hardware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculation. The Company presently believes that, with modification to existing software and hardware and the purchase of new software, the Year 2000 issue will not pose significant operations problems for the Company's systems as so modified and converted. As it relates to internal computer systems, the Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. Given the nature of the Company's perpetual system development activities throughout its businesses, it is difficult to quantify, with specificity, the costs being incurred to address this issue. A significant portion of these costs is not likely to be incremental costs to the Company, but will represent the redeployment of existing information technology resources. The Company's resource commitment towards these issues is estimated to range between $10-$15 million for 1998 and 1999. Less significant amounts will likely be required in fiscal 2000 to finalize these activities.

         The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties on which the Company relies. Accordingly, the Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that the software sold to the Company will correctly process all date information at all times. In addition, the Company is querying its customers and suppliers as to their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the year 2000 approaches and is reached. However, there are no assurances that the Company will identify all date-handling problems in its business systems or that the Company will be able to successfully remedy Year 2000 compliance issues that are discovered. To the extent that the Company is unable to resolve its Year 2000 issues prior to January 1, 2000, operating results could be adversely affected. In addition, the Company could be adversely affected if other entities (e.g., vendors or customers) not affiliated with the Company do not appropriately address their own year 2000 compliance issues in advance of their occurrence.

FORWARD-LOOKING INFORMATION

         While past performance does not guarantee future results, the Company is committed to continuing to sustain quality earnings growth. The Company's strategy to attain growth is to position the Company for continued future success through ongoing investment in new market opportunities as well as through strategic alliances and acquisitions. The Company also intends to continue expansion into additional market segments related to its two primary markets. The Company will continue to make investments in new technology infrastructure and productivity tools to ensure long-term competitiveness and maximize operating capacity and efficiency.

         This document may contain forward-looking statements concerning the Company's operations, current and future performance and financial condition. These items involve risks and uncertainties such as product demand, market and customer acceptance, the effect of economic conditions, competition, pricing, development difficulties, the ability to consummate and integrate acquisitions, and other risks detailed in the Company's SEC filings. The Company undertakes no obligation to revise any of these statements to reflect future circumstances or the occurrence of unanticipated events.

CONSOLIDATED  STATEMENTS  OF  INCOME (LOSS)
NATIONAL DATA CORPORATION

(In thousands, except per share data)
------------------------------------------------------------------------------------------

                                                                Year Ended May 31,
                                                        1998          1997          1996
                                                      --------     ---------     ---------

Revenue                                               $649,044      $525,167      $391,088
-------------------------------------------------------------------------------------------

Operating expenses:
     Cost of service                                   325,397       264,253       205,275
     Sales, general and administrative                 229,380       190,559       152,925
     Non-recurring charges                             120,163         9,503        47,718
-------------------------------------------------------------------------------------------
                                                       674,940       464,315       405,918
-------------------------------------------------------------------------------------------

Operating income (loss)                                (25,896)       60,852       (14,830)
-------------------------------------------------------------------------------------------
Other income (expense):
     Interest and other income                           1,685         2,686         4,947
     Interest and other expense                        (12,870)       (8,614)       (5,326)
     Minority interest                                  (2,626)       (1,694)         (628)
-------------------------------------------------------------------------------------------
                                                       (13,811)       (7,622)       (1,007)
-------------------------------------------------------------------------------------------

Income (loss) before income taxes                      (39,707)       53,230       (15,837)
Provision (benefit) for income taxes                    21,619        23,832        (3,992)
-------------------------------------------------------------------------------------------
     Net income (loss)                                $(61,326)     $ 29,398      $(11,845)
                                                     ======================================

Earnings (loss) per common and common
  equivalent share:
     Basic                                            $  (1.90)     $   0.96      $  (0.40)
                                                     ======================================

     Diluted                                          $  (1.90)     $   0.91      $  (0.40)
                                                     ======================================

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NATIONAL DATA CORPORATION
(In thousands)

 -----------------------------------------------------------------------------------------------------------
                                                                                        Year Ended May 31,
                                                                              1998            1997            1996
                                                                            --------        --------        --------
Cash flows from operating activities:
 Net income (loss)                                                          $(61,326)      $  29,398       $ (11,845)
 Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation and amortization                                            23,890          25,800          22,641
     Amortization of acquired intangibles and goodwill                        24,469          14,514          10,739
     Non-recurring charges                                                   110,340           6,578          35,116
     Deferred income taxes                                                    (9,353)            517         (15,169)
     Minority interest in earnings                                             2,626           1,694             628
     Provision for bad debts                                                   4,353           1,540           5,694
     Other, net                                                                1,446             570             299
     Changes in current assets and liabilities which provided (used) cash, net of the effects of acquisitions:
       Accounts receivable, net                                              (26,967)        (16,916)        (19,584)
       Merchant processing working capital                                    (2,386)          3,913          (4,076)
       Inventory                                                              (2,597)           (300)          1,060
       Prepaid expenses and other assets                                      (2,200)         (3,192)          8,582
       Accounts payable and accrued liabilities                              (10,773)        (13,297)         19,241
       Income taxes payable                                                   (2,491)          7,829          (4,937)
                                                                         ------------     ------------     -----------
 Net cash provided by operating activities                                    49,031          58,648          48,389
                                                                         ------------     ------------     -----------
Cash flows from investing activities:
 Capital expenditures                                                        (22,816)        (19,009)        (17,842)
 Business acquisitions, net of cash acquired                                 (63,113)       (161,299)       (146,124)
 Other, net                                                                     -                 25             275
                                                                         ------------     ------------     -----------
 Net cash used in investing activities                                       (85,929)       (180,283)       (163,691)
                                                                         ------------     ------------     -----------
Cash flows from financing activities:
 Net borrowings under lines of credit                                         42,417           8,303          29,306
 Payments on notes and earn-out payable                                       (2,762)         (1,250)         (5,552)
 Net principal payments under mortgage, capital lease
   arrangements and other long-term debt                                      (7,434)        (24,292)        (25,884)
 Net proceeds from the issuance of long-term debt                               -            139,682            -
 Net proceeds from sale of common stock                                         -               -            107,143
 Net proceeds from the issuance of stock under various stock plans             9,143           6,110           9,057
 Common stock purchased for treasury                                          (5,980)           -               -
 Distributions to minority interests                                          (5,118)         (2,068)           -
 Dividends paid                                                               (9,036)         (9,143)         (7,498)
                                                                         ------------     ------------     -----------
 Net cash provided by financing activities                                    21,230         117,342         106,572
                                                                         ------------     ------------     -----------
Decrease in cash and cash equivalents                                        (15,668)         (4,293)         (8,730)
Cash and cash equivalents, beginning of period                                18,909          23,888          32,618
                                                                         ------------     ------------     -----------
Cash and cash equivalents, end of period                                    $  3,241       $  19,595       $  23,888
                                                                         ============      ===========      ============

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED BALANCE SHEETS
NATIONAL DATA CORPORATION


(In thousands, except share data)
-----------------------------------------------------------------------------------------------------------
                                                                                              May 31,
                                                                                        1998        1997
                                                                                      --------     --------
ASSETS
Current assets:
  Cash and cash equivalents                                                          $  3,241     $ 19,595
  Billed accounts receivable                                                          135,223       95,023
  Unbilled accounts receivable                                                         18,835       18,913
  Allowance for doubtful accounts                                                      (7,394)      (4,903)
                                                                                     --------     --------
     Accounts receivable, net                                                         146,664      109,033
  Income tax receivable                                                                   635         -
  Deferred income taxes                                                                  -           1,308
  Inventory                                                                             5,253        2,260
  Prepaid expenses and other current assets                                            16,333        8,620
                                                                                     --------     --------
     Total current assets                                                             172,126      140,816
                                                                                     --------     --------
Property and equipment, net                                                            74,234       58,960
Intangible assets, net                                                                458,223      407,484
Deferred income taxes                                                                  20,145        9,392
Other                                                                                   6,487        9,670
                                                                                     --------     --------
Total Assets                                                                         $731,215     $626,322
                                                                                     ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                     $ 75,000     $ 34,298
  Current portion of long-term debt                                                     1,621        1,973
  Obligations under capital leases                                                     11,053        3,628
  Accounts payable and accrued liabilities                                             73,115       67,843
  Income taxes                                                                           -           1,794
  Deferred income taxes                                                                    92         -
  Deferred income                                                                      25,216        7,389
                                                                                     --------     --------
      Total current liabilities                                                       186,097      116,925
                                                                                     --------     --------
Long-term debt                                                                        155,477      155,962
Obligations under capital leases                                                       12,390        3,825
Other long-term liabilities                                                            10,313        5,223
                                                                                     --------     --------
      Total liabilities                                                               364,277      281,935
                                                                                     --------     --------
Minority interest in equity of subsidiaries                                            19,003       21,138
Commitments and contingencies (Notes 13 and 14)

Shareholders' equity:
  Preferred stock, par value $1.00 per share; 1,000,000 shares authorized, none issue    -            -
  Common stock, par value $.125 per share; 100,000,000 shares authorized, 33,791,534
      and 30,802,452 shares issued, respectively.                                       4,224        3,850
  Capital in excess of par value                                                      344,019      240,917
  Treasury stock, at cost, 159,200 shares                                              (5,980)        -
  Retained earnings                                                                     9,537       80,127
  Cumulative translation adjustment                                                    (2,011)        (727)
                                                                                     --------     --------
                                                                                      349,789      324,167
Less:  Deferred compensation                                                           (1,854)        (918)
                                                                                     --------     --------
      Total Shareholders' Equity                                                      347,935      323,249
                                                                                     --------     --------
Total Liabilities and Shareholders' Equity                                           $731,215     $626,322
                                                                                     ========     ========


The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
NATIONAL DATA CORPORATION


-----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

                                                     Common Stock
                                                  ------------------   Capital in                       Cumulative   Deferred
                                                   Number              Excess of   Treasury   Retained  Translation  Compen-
                                                  of Shares   Amount   Par Value    Stock     Earnings  Adjustment   sation
-----------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1995                             24,115   $3,015    $ 84,822   $   -       $ 79,215    $  (550)   $  (274)
-----------------------------------------------------------------------------------------------------------------------------------

     Net loss                                                                                  (11,845)
     Cash dividends ($.30 per share)                                                            (7,498)
     Secondary stock offering                        4,914      614     106,594
     Foreign currency translation adjustment                                                                 (203)
     Stock issued under employee stock plans           610       76       4,946
     Stock issued under non- employee stock plans       49        6         500
     Stock issued under restricted stock plans           4                   64                                         (100)
     Tax benefit from exercise of stock options                           3,330
     Increase in capital due to issuance of
          subsidiary ownership interest                                  12,052
     Stock issued for acquisitions                       5        1         249
     Amortization of deferred compensation                                                                               232
-----------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1996                             29,697    3,712     212,557       -         59,872       (753)      (142)
-----------------------------------------------------------------------------------------------------------------------------------

     Net income                                                                                 29,398
     Cash dividends ($.30 per share)                                                            (9,143)
     Foreign currency translation adjustment                                                                   26
     Stock issued under employee stock plans           407       51       4,644
     Stock issued under non-employee stock plans        14        2         201
     Stock issued under restricted stock plans          34        4       1,188                                       (1,229)
     Tax benefit from exercise of stock options                           1,955
     Stock issued for acquisitions                     593       74      17,756
     Stock issued in exchange for shareholders note     57        7       2,616
     Amortization of deferred compensation                                                                               453
-----------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1997                             30,802    3,850     240,917       -         80,127       (727)      (918)
-----------------------------------------------------------------------------------------------------------------------------------

     Net loss                                                                                  (61,326)
     Cash dividends ($.30 per share)                                                            (9,036)
     PHSS year-end restatement (Note 1)                                                           (228)
     Foreign currency translation adjustment                                                               (1,284)
     Treasury shares purchased                                                     (6,383)
     Stock issued under employee stock plans           256       32       6,102       403
     Stock issued under non-employee stock plans        27        3         375
     Stock issued under restricted stock plans          44        6       1,732                                       (1,738)
     Tax benefit from exercise of stock options                           2,478
     Stock issued for acquisitions                   2,663      333      92,415
     Amortization of deferred compensation                                                                               802
-----------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1998                             33,792   $4,224    $344,019   $(5,980)    $  9,537    $(2,011)   $(1,854)
-----------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations - The Company is primarily a provider of information
--------------------
processing services and systems to the health care and electronic commerce markets. In addition, the Company provides business management services to hospitals and physicians. The principal markets for the Company's products and services are retailers, banks and financial institutions, health care providers, insurance companies, managed care organizations, pharmaceutical manufacturers and distributors.

Basis of presentation - The consolidated financial statements include the
---------------------
accounts of the Company and its majority-owned subsidiaries including the retroactive effect of all mergers which have been accounted for under the pooling-of-interests method of accounting. For fiscal 1997 and 1996, the consolidated financial statements reflect Physician Support Systems, Inc.'s ("PHSS") financial position at June 30 and the results of its operations and cash flows for the years then ended. Consequently, PHSS' results of operations for the month of June 1997 have been included in both fiscal 1998 and 1997. Significant intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to the fiscal 1997 and 1996 consolidated financial statements to conform with the fiscal 1998 presentation.

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

Revenue - Revenue related to services provided, including the Company's
-------
government cost-plus contracts, is recognized as services are performed. Revenue related to software sales, software license agreements and hardware sales is recognized upon shipment. Revenue related to hardware and software maintenance contracts is recognized ratably over the terms of the contracts.

Portions of the Company's revenues are earned as a percentage of amounts collected on behalf of its customers from patients and third-party payers. For customers where the amount and timing of collection of their accounts receivable can be reasonably estimated, the Company estimates the fees that it will invoice those customers upon collection of their accounts receivable and recognizes such revenues when substantially all services to be performed by the Company have been completed.

As a result of the fiscal 1998 merger with PHSS, all prior periods have been restated to reflect the adjustments necessary to conform one of the Company's subsidiaries' revenue recognition method for contingent billings, related to certain revenue streams, to the method utilized by PHSS for certain of its similar clients. The conformity adjustment is reflected as a reduction of unbilled receivables and revenues previously recognized in the accompanying consolidated financial statements.

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

Property and equipment - Property and equipment, including equipment under
----------------------
capital leases, is stated at cost. Depreciation and amortization are calculated using the straight-line method. Equipment is depreciated over 2 to 5 year lives, and buildings are depreciated over a 40 year life. Leasehold improvements and property acquired under capital leases are amortized over the shorter of the useful life of the asset or the term of the lease. The costs of purchased and internally developed software used to provide services to customers or internal administrative services are capitalized and amortized on a straight-line basis over their estimated useful lives, not to exceed five years. Maintenance and repairs are charged to operations as incurred.

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

Impairment of Long-Lived Assets - The Company regularly evaluates whether events
-------------------------------
and circumstances have occurred that indicate the carrying amount of property and equipment or goodwill and other intangibles may warrant revision or may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows associated with the asset over the remaining life of the asset in measuring whether the long-lived asset is recoverable (see Notes 2 and 11). In management's opinion, the long-lived assets, including property and equipment and intangible assets, are appropriately valued at May 31, 1998 and 1997.

Income taxes - Deferred income taxes are determined based on the difference
------------
between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates (see Note 8).

Fair value of financial instruments - Management considers that the carrying
-----------------------------------
amounts of financial instruments, including cash, receivables, accounts payable and accrued expenses, and current maturities of long-term obligations, approximates fair value. Interest on long-term debt is primarily payable at fixed rates, which approximate market rates at May 31, 1998 and 1997 (see
Note 9).

Foreign currency translation - The assets and liabilities of foreign
----------------------------
subsidiaries are translated at the year-end rate of exchange, and income statement items are translated at the average rates prevailing during the year. The resulting translation adjustment is recorded as a component of shareholders' equity. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of shareholders' equity.

Earnings per common share - During 1998, and retroactive for all prior periods,
-------------------------
the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share".

Basic earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share using the treasury stock method. All options with an exercise price less than the higher of (1) the ending market share price for the period or, (2) the average market share price for the period, generally are assumed to have a dilutive effect on earnings per share. The convertible notes issued in fiscal 1997 have an antidilutive effect on diluted earnings per share; accordingly, the notes are excluded from earnings per share calculations.

The basic and diluted number of shares outstanding are as follows:

                                                                       Year Ended May 31,
                                                                       ------------------
(In thousands)                                                  1998            1997            1996
                                                                ----            ----            ----
Basic                                                          32,200          30,571          29,971
Stock Options                                                    --             1,691            --
                                                           ------------------------------------------
Diluted                                                        32,200          32,262          29,971
                                                           ==========================================

Net income available to common shareholders is the same for basic and diluted earnings per share, as the dilutive nature of the stock options, if exercised, do not have an impact on net income. In 1998 and 1996, where there was a net loss generated by the non-recurring charges, basic and diluted earnings per share are the same, as the effect of any potentially dilutive securities is antidilutive.

Recent accounting pronouncements - In June 1997, the Financial Accounting
--------------------------------
Standards Board ("FASB") issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 requires companies to disclose, with the same prominence as other financial statement items, the components of comprehensive income. Comprehensive income includes not only net earnings, but also revenues, expenses, gains and losses that are excluded from net earnings under generally accepted accounting principles. Examples include foreign currency translation adjustments and unrealized gains and losses on investments. SFAS 130 is effective annual periods and subsequent interim periods beginning after December 15, 1997. Adoption of SFAS 130 is not expected to materially impact the Company's reported results, since each component of comprehensive income is currently reported separately in both Shareholders' Equity on the Consolidated Balance Sheets and in the Consolidated Statements of Shareholders' Equity. The Company will include disclosure of comprehensive income in accordance with the provisions of SFAS 130 beginning in the financial statements for the first quarter of fiscal 1999.

In June 1997, the FASB issued Statement No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 establishes new standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected financial information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for annual periods beginning after December 15, 1997. Adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial condition or cash flows.

NOTE 2 - BUSINESS ACQUISITIONS

During fiscal 1998, 1997, and 1996, the Company completed the following acquisitions:

                                                  Date            Ownership
Business                                        Acquired          Percentage
-------------------------------------------------------------------------------
1998
----
Chemtec Systems Limited                        July 1997              100%
Hadley Hutt Computing Limited                  July 1997              100%
Physi-Bill, Inc. *                             October 1997           100%
Source Informatics Inc. a subsidiary
     of Pharmaceutical Marketing Services
     Inc. ("PMSI"), and a PMSI joint venture
     formed with Source Informatics Inc.       December 1997          100%
CheckRite International, Inc.                  May 1998               100%

1997
----
Medical Intercept Systems Group *              September 1996         100%
Equifax Healthcare EDI Services, Inc.          October 1996           100%
MARS Group *                                   December 1996          100%
Health Communication Services, Inc.            January 1997           100%
Electronic Data Systems Corporation's
     multi-client bank card
     processing business                       January 1997           100%
Comerica Bank merchant portfolio               January 1997            51%
Physician Accounts Management &
     Billing, Inc. *                           January 1997           100%
Physerv Solutions, Inc. *                      February 1997          100%
Merchant Services U.S.A., Inc.                 March 1997             100%
HealthTec                                      April 1997             100%

1996
----
Hospital Cost Consultants, Inc. **             June 1995              100%
Conceptual Systems Corp., Inc.                 January 1996           100%
North Coast Health Care Management
     Group *                                   February 1996          100%
Medical Management Support, Inc. *             February 1996          100%
Data Processing Systems, Inc. *                February 1996          100%
Merchant Automated
     Point of Sale Program ("MAPP")            April 1996            92.5%
Comerica Bank merchant portfolio               April 1996              51%
PBS Northwest, Inc. *                          May 1996               100%
ALM, Inc. *                                    May 1996               100%

        * Acquired by PHSS prior to its merger with the Company on December 19, 1997.
        ** Acquired by CIS prior to its merger with the Company on May 31, 1996.

Each of the foregoing acquisitions has been recorded using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. The allocation of the purchase price of the 1998 acquisitions is in some instances preliminary and will be adjusted when the necessary information is available. The operating results of the acquired businesses are included in the Company's consolidated statements of income
(loss) from the respective dates of acquisition.

On December 15, 1997, the Company acquired two related healthcare information management businesses based in Phoenix, Arizona. In this transaction the Company acquired the stock of Source Informatics Inc., a privately held company, and the stock of a subsidiary of Pharmaceutical Marketing Services Inc. ("PMSI"), which holds its Over-The-Counter Physician Survey business unit as well as PMSI's interest in a joint venture it formed with Source Informatics Inc. (collectively "Source"). The total consideration paid for the Source acquisition was $131.1 million, which consists of $38.6 million in cash and 2,658,468 shares of the Company's common stock valued at $92.5 million. The net value of the tangible assets acquired was approximately a deficit (liabilities assumed exceeded tangible assets acquired) of $7.2 million, creating an excess of cost over tangible assets of $138.3 million. It was determined $67.0 million of the excess cost over tangible assets represented in-process research and development costs which were appropriately expensed under SFAS 86 as a component of the 1998 non-recurring charges (see Note 11). The remainder of the intangible assets acquired was allocated to goodwill and customer relationships, assembled workforce, and developed technology and will be amortized over periods ranging from 7 to 20 years.

The total aggregate price paid for the 1998 purchase acquisitions was $159.4 million, consisting of cash of $65.1 million, common stock of $92.7 million and notes of $1.6 million. The excess of cost over tangible assets acquired of $165.5 million was allocated to goodwill and other intangible assets and the in-process research and development charge. The goodwill and other intangible assets will be amortized over periods ranging from 5 to 20 years.

The aggregate price paid for the 1997 acquisitions was $185.7 million, consisting of cash of $161.7 million, common stock of $17.8 million and notes of $6.2 million. The net value of the tangible assets acquired was approximately $0.8 million, creating an excess of cost over tangible assets of $184.9 million. The intangible assets will be amortized over periods ranging from 5 to 25 years.

In order to effect the 1996 MAPP acquisition, the Company organized a Georgia limited liability company, Global Payment Systems LLC ("Global"), to which it transferred its Payment Services business unit, its Information Systems and Services business unit and certain back office support functions from the Company's Payment Systems business unit. Global then acquired MAPP from MasterCard International Incorporated ("MasterCard"). The net assets of MAPP consisted primarily of tangible personal property, leased personal and real property, customer contracts, assembled workforce and the goodwill of the business. The consideration paid for MAPP was $110 million plus the granting of a 7.5% minority interest in Global to MasterCard. The gain from the issuance of the 7.5% minority interest in Global has been reflected as a capital transaction in the Consolidated Statements of Changes in Shareholders' Equity.

The total consideration paid for the MAPP business was $131.6 million, which consists of $112.8 million in cash and the 7.5% minority interest with an estimated value of $18.8 million. The net value of the tangible assets acquired was approximately $5.0 million, creating excess cost over tangible assets of $126.6 million. The aggregated estimated life of the intangible assets is 34 years.

The aggregate price paid for the other purchase acquisitions completed in 1996 was $55.8 million, consisting of cash of $43.9 million, notes payable of $11.7 million and common stock of $0.2 million. The excess cost over net tangible assets acquired of $58.1 million was allocated to goodwill and intangible assets and will be amortized over periods ranging from 10 to 20 years.

The following unaudited pro forma information for the fiscal 1998 and 1997 purchase acquisitions discussed above has been prepared as if these acquisitions had occurred on June 1, 1996. The information is based on historical results of the separate companies and may not necessarily be indicative of the results that would have been achieved or of results that may occur in the future. The pro forma information includes the expense for amortization of goodwill and other intangible assets resulting from these transactions and interest expense related to financing costs but does not reflect any synergies or operating cost reductions that may be achieved from the combined operations. In addition, the pro forma information excludes the impact of non-recurring charges.


(In thousands, except per share data)          1998          1997
                                             --------      --------
Revenue                                      $716,773      $676,876
Net income                                    $50,092       $43,577
Diluted earnings per share                      $1.42         $1.24

In addition to the purchase acquisitions, the Company merged with Physician Support Systems, Inc. ("PHSS") on December 19, 1997 and C.I.S. Technologies, Inc. ("CIS") on May 31, 1996. These acquisitions were accounted for using the pooling-of-interests method. In accordance with the pooling-of-interests method, the consolidated financial statements of the Company include the financial statements of these companies for all periods presented.

PHSS is engaged in the business of providing business management services to hospitals and physicians. In this merger, each share of PHSS Common Stock was converted into the right to receive .435 shares of the Company's Common Stock. The Company issued approximately 4,237,784 shares of its Common Stock valued at approximately $140 million, in exchange for the outstanding PHSS Common Stock.

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

Prior to its 1998 merger with the Company, PHSS consummated three transactions accounted for as a pooling-of-interests, as follows:

         On June 28, 1996, PHSS merged with Synergistic Systems, Inc. ("SSI") by exchanging 944,992 shares of PHSS' Common Stock for all the outstanding shares of SSI's Common Stock.

         On August 31, 1996, PHSS merged with EE&C Financial Services ("EE&C") by exchanging 1,026,852 shares of PHSS' Common Stock for all the outstanding shares of EE&C's Common Stock. In addition, PHSS repaid all outstanding indebtedness of EE&C in an aggregate amount of $2.6 million by issuing an additional 131,148 shares of PHSS' Common Stock.

         On December 31, 1996, PHSS merged with Revenue Production Management, Inc. ("RPM") by exchanging 315,048 shares of PHSS' Common Stock for all the outstanding shares of RPM's Common Stock.

In accordance with the pooling-of-interests method of accounting, the consolidated financial statements of these entities were reflected in the financial statements of PHSS.

A reconciliation of revenue, net income and diluted earnings per share of the Company, as previously reported and restated for the revenue recognition conformity adjustment (see Note 1), PHSS and combined is as follows:

(In thousands, except per share data)                        1997                 1996
----------------------------------------------------------------------------------------------
Revenue:
     NDC, as previously reported and restated          $   431,500          $   326,472
     PHSS                                                   93,667               64,616
                                              =========================================
          Combined                                     $   525,167          $   391,088
                                              =========================================

Net income (loss):
     NDC, as previously reported and restated          $    37,219          $    (8,023)
     PHSS                                                   (7,821)              (3,822)
                                              =========================================
          Combined                                     $    29,398          $   (11,845)
                                              =========================================

Diluted earnings (loss) per share:
     NDC, as previously reported and restated        $        1.33        $       (0.31)
                                              =========================================
     Combined                                        $        0.91        $       (0.40)
                                              =========================================

NOTE 3 - PROPERTY AND EQUIPMENT

As of May 31, 1998 and 1997, property and equipment consisted of the following:

(In thousands)                                          1998            1997
------------------------------------------------------------------------------

Land                                                  $    402         $   402
Buildings                                                7,474           6,503
Property under capital leases                           29,134          14,296
Equipment                                               62,959          58,473
Software                                                32,405          35,079
Leasehold improvements                                  16,354          17,354
Furniture and fixtures                                  11,550          12,008
Work in progress                                        12,359           7,228
                                                ------------------------------
                                                       172,637         151,343
Less: accumulated depreciation and amortization         98,403          92,383
                                                ------------------------------
                                                       $74,234         $58,960
                                                ==============================

NOTE 4 - SOFTWARE COSTS

The following table sets forth information regarding the Company's costs associated with software development for the years ended May 31, 1998, 1997 and 1996

 (In thousands)                               1998          1997          1996
-----------------------------------------------------------------------------------
Total costs associated with software
    development                                $15,576       $18,015       $15,706
In-process research and development charge
    (see Note 11)                               67,000             -             -
Less: capitalization of internally
    developed software                           5,013         4,805         6,872
                                          ------------------------------------------
Net research and development costs             $77,563       $13,210        $8,834
                                          ==========================================

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

Total unamortized capitalized software costs (purchased and internally developed) were approximately $15,882,000 and $17,590,000 as of May 31, 1998 and 1997, respectively. Total software amortization expense was approximately $5,792,000, $4,928,000 and $6,445,000 in fiscal 1998, 1997 and 1996, respectively.

NOTE 5 - INTANGIBLE ASSETS

As of May 31, 1998 and 1997, intangible assets consisted of the following:

(In thousands)                           1998            1997
-----------------------------------------------------------------
Customer base                           $164,753        $165,047
Trademarks                                28,273          28,273
Goodwill and other intangibles           360,487         292,003
                                   ------------------------------
                                         553,513         485,323
Less:  accumulated amortization           95,290          77,839
                                   ------------------------------
                                        $458,223        $407,484
                                   ==============================


The increase in intangible assets during fiscal 1998 is primarily due to acquisitions (see Note 2).

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of May 31, 1998 and 1997, accounts payable and accrued liabilities consisted of the following:

(In thousands)                                1998               1997
                                  -------------------------------------
Trade accounts payable                      $ 9,018            $16,501
Accrued compensation and benefits            15,562             11,471
Accrued merger related expenses               5,655              4,444
Accrued pensions                              4,031              2,826
Merchant processing payable                     306              2,009
Other accrued liabilities                    38,543             30,592
                                  =====================================
                                            $73,115            $67,843
                                  =====================================

NOTE 7 -  RETIREMENT BENEFITS

The Company has a noncontributory defined benefit pension plan (the "Plan") covering substantially all of its United States employees who have met the eligibility provisions of the plan. Benefits are based on years of service and the employee's compensation during the highest five consecutive years of earnings of the last ten years of service. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974, as amended.

The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated financial statements at May 31, 1998 and 1997:


(In thousands)                                           1998            1997
                                                --------------------------------
Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including
         vested benefits of $23,491 and $18,138,
         respectively                                   $24,863         $19,126
    Projected compensation increases                      6,747           6,318
                                                 -------------------------------

    Projected benefit obligation for services
         rendered to date                                31,610          25,444
Plan assets at fair market value,
   primarily stocks and bonds                            25,841          21,582
                                                 -------------------------------
Projected benefit obligation
   in excess of plan assets                              (5,769)         (3,862)
Unrecognized net loss                                     2,670           2,099
Unrecognized prior service cost                             378             467
Unrecognized net asset at June 1, 1985, being
    amortized over 17 years                                (912)         (1,149)
                                                 -------------------------------
Accrued pension cost                                    ($3,633)        ($2,445)
                                                 ===============================

Net pension expense included the following components for the fiscal years ending May 31:


(In thousands)                                1998          1997          1996
                                          --------------------------------------
Service cost-benefits earned during the
    period                                   $2,146        $1,672        $1,272
Interest cost on projected benefit
    obligation                                2,106         1,855         1,603
Actual return on plan assets                 (4,244)       (2,846)       (2,858)
Net amortization and deferral                 1,929           910         1,242
                                          --------------------------------------
Net pension expense                          $1,937        $1,591        $1,259
                                          ======================================

Significant assumptions used in determining net pension expense and related obligations were as follows:


                                                     1998                1997
                                            ------------------------------------
Discount rate                                         7.25%               7.75%
Rate of increase in compensation levels               4.33%               4.33%
Expected long-term rate of return on assets          10.00%              10.00%

The Company has a retirement plan for non-employee directors of the Company with five or more years of service ("the Directors' Plan"). The Directors' Plan benefits are based on 50% of the annual director retainer amount in effect on the date of a director's retirement plus 10% for each year of service up to 100% of the base amount for ten years' service. The benefits are payable upon retirement, at or after age 70, for a period equal to the number of years of service as a director, but not more than 15 years for participants with 15 or more years of board service as of the effective date of the Directors' Plan and not more than 10 years for all other participants. The Directors' Plan eligibility is limited to members of the board of directors of the Company elected prior to January 1, 1995. The expense related to the Directors' Plan was immaterial in fiscal 1998, 1997 and 1996.

On June 1, 1997, the Company adopted a Supplemental Executive Retirement Plan ("SERP") for certain key executives. Benefits payable under this plan are based upon the participant's highest three consecutive years of earnings of the last ten years of service. Retirement benefits are reduced by a portion of the participant's annual social security benefits and any retirement benefits under the company's tax-qualified or non-qualified defined benefit plans. Benefits earned under the SERP are fully vested after five years of service. Expense related to the plan was $904,000 in fiscal 1998.

The Company sponsors a deferred compensation 401(k) plan that is available to substantially all employees with three months of service. The charges to expense for the Company match were $2,127,000 in fiscal 1998, $1,348,000 in fiscal 1997 and $1,248,000 in fiscal 1996.

NOTE 8 - INCOME TAXES

The provision for income taxes includes:


(In thousands)                       1998            1997           1996
Current tax expense:                 ----            ----           ----
    Federal                     $     27,888     $    21,946       $ 10,832
    State                              3,084           1,369            345
                                --------------------------------------------
                                      30,972          23,315         11,177
                                --------------------------------------------
Deferred (prepaid) tax expense:
    Federal                           (8,615)            399        (14,367)
    State                               (738)            118           (802)
                                --------------------------------------------
                                      (9,353)            517        (15,169)
                                --------------------------------------------
Total                           $     21,619      $   23,832    $    (3,992)
                                ============================================



The Company's effective tax rates differ from federal statutory rates as follows:

                                           1998           1997            1996
                                           ----           ----            ----
Federal statutory rate                    (35.0%)         35.0%         (35.0%)
  State income taxes, net of federal
   income tax benefit                       4.0%           1.8%          (1.8%)
  Non-taxable interest income              (0.1%)             -          (2.3%)
  Non-deductible amortization and
   write-off of intangible assets          77.4%           6.3%          18.1%
  Utilization of tax loss carry forwards       -              -          (2.2%)
  Tax credits                              (1.0%)         (0.7%)         (2.3%)
  Merger costs                             12.2%           1.4%           2.5%
  Recognition of tax assets                    -           0.1%          (7.8%)
  Other                                    (3.1%)          0.9%           5.6%
                                         ---------------------------------------
             Total                         54.4%          44.8%         (25.2%)
                                         =======================================

Deferred income taxes as of May 31, 1998 and 1997 reflect the impact of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. Net deferred taxes at May 31, 1998 and 1997 consisted of net current deferred tax liabilities of $92,000 and net current deferred tax assets of $1,308,000, respectively, and net non-current deferred tax assets of $20,145,000 and $9,392,000, respectively. As of May 31, 1998 and 1997, principal components of deferred tax items were as follows:

(In thousands)                                   1998                 1997
                                                 ----                 ----
Deferred tax liabilities:
   Property and equipment                   $    6,287           $    5,758
   Prepaid expenses                                539                  477
   Unbilled accounts receivable                  4,476                3,906
   Other                                           576                1,599
                                   -----------------------------------------
                                                11,878               11,740
                                   -----------------------------------------
Deferred tax assets:
   Net operating loss and credit
     carryforwards                              11,737               11,851
   Accrued expenses                              5,741                6,044
   Acquired intangibles                          7,252                3,968
   Accrued non-recurring charges                 8,836                1,130
   Employee benefit plans                        1,076                  334
   Valuation allowance                          (2,362)              (2,362)
   Other                                          (349)               1,475
                                   -----------------------------------------
                                                31,931               22,440
                                   -----------------------------------------
Net deferred tax asset                     $    20,053           $   10,700
                                   =========================================


A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of a portion of the operating loss and credit carryforwards are considered by management to be uncertain. The Company has established valuation allowances for a portion of these tax assets. Net operating loss and credit carryforwards expire between the years 2001 and 2011.

NOTE 9 - LONG-TERM DEBT

As of May 31, 1998 and 1997, long-term debt consisted of the following:

(In thousands)
                                                                                   1998              1997
                                                                               --------          --------
Convertible notes                                                              $143,750          $143,750
Promissory notes issued in consideration for acquisitions:
    Electronic Data Systems Corporation                                           6,000             6,000
    Mercantile Systems, Inc. - 3.5% due September 1997                                -             1,026
    Hadley Hutt Computing Ltd. - 7% due October 1998                              1,301                 -
    Hadley Hutt Computing Ltd. - 6.97% due June 2003                                227                 -
    Spring Anesthesia Group, Inc. - 7.6% due August 2003                          5,500             5,500
Other notes payable:
    Non-interest bearing - note due May 1999                                        164               346
    Payable to a shareholder due in monthly installments
        with interest at 7.5% due December 2004                                     156               712
    Other                                                                             -               601
                                                                          ---------------  ----------------
                                                                               $157,098          $157,935
Less:  current maturities                                                         1,621             1,973
                                                                          ---------------  ----------------
Long-term debt                                                                 $155,477          $155,962
                                                                          ===============  ================

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

The note payable to Electronic Data Systems Corporation was issued in connection with the Company's acquisition of its multi-client bank card processing business (See Note 2). The note accrues interest monthly at a rate equal to 7.32% per annum. The principal balance and accrued interest are payable in full on the earlier of June 30, 1999 or the occurrence of any one of certain key events specified in the note. The note may be prepaid at anytime without penalty.

NOTE 10 - SHAREHOLDERS' EQUITY

Stock Option Plans - On October 23, 1997, the Company adopted a new employee
------------------
stock option plan, the 1997 Stock Option Plan ("the 1997 Plan"), that provides for the granting of options to certain officers and key employees to purchase the Company's common stock. A total of 1,228,000 authorized but unissued shares of common stock are reserved under the 1997 Plan. Options may be issued at, below, or above the fair market value of the common stock at the time of grant. Options granted become exercisable in various annual increments and terminate over a period not to exceed ten years.

The Company has an employee stock option plan, the 1987 Stock Option Plan ("the 1987 Plan"), that provides for the granting of options to certain officers and key employees to purchase the Company's common stock. No additional options will be granted under the 1987 Plan. Options granted become exercisable in various annual increments and terminate over a period not to exceed ten years.

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

Additionally, as a result of the merger with PHSS on December 19, 1997 the Company has the Physician Support Systems, Inc. Stock Option Plan and the Synergistic Systems, Inc. Stock Option Plan ("the PHSS Plans"). However, no additional options will be granted under the PHSS Plans. All options issued under the PHSS Plans have an exercise price of not less than 100% of the fair market value of a share of the Company's common stock on the date of the grant, vest over five years and must be exercised within ten years from the date of the grant. Each PHSS option outstanding on December 19, 1997 was converted to .435 options to receive the Company's Common Stock.

Other Stock Plans - The Company has an Employee Stock Purchase Plan under which
-----------------
the sale of 1,350,000 shares of its Common Stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is the lower of 85% of market value on the first day or the last day of the purchase period. At May 31, 1998, 1,071,974 shares have been issued under this plan, with 278,026 shares reserved for future issuance.

The Company's 1983 Restricted Stock Plan ("the Restricted Plan") authorizes 750,000 shares of the Company's Common Stock to be awarded to key employees. Shares awarded under the Restricted Plan are held in escrow and released to the grantee upon the grantee's satisfaction of conditions of the grantee's restricted stock agreement. Awards are recorded as deferred compensation, a reduction of shareholders' equity based on the quoted fair market value of the Company's Common Stock at the award date. Compensation expense is recognized ratably during the escrow period of the award.

There were 44,111, 34,132 and 3,864 shares of the Company's Common Stock awarded under the Restricted Plan during fiscal years 1998, 1997 and 1996, respectively. These awards have restriction periods of one to three years. As of May 31, 1998, 64,865 shares remained in escrow. There were 407,641 shares reserved for future issuance under this plan. The Company expensed $649,000, $327,000 and $232,000 for the years ended May 31, 1998, 1997 and 1996, respectively, in connection with the Restricted Plan.

Transactions under the Stock Option Plans are summarized as follows:

                                                     1987 Plan                        Non-Employee Directors Plan
                                     ------------------------------------------------------------------------------------
                                                               Weighted Average                          Weighted Average
                                            Shares Under       Option Price Per        Shares Under      Option Price Per
                                               Option               Share                 Option              Share
                                     ------------------------------------------------------------------------------------
Outstanding at May 31, 1995                    2,816,685               $ 13.11              259,500              $ 11.66
  Granted                                        682,875                 22.96               25,000                25.13
  Exercised                                     (566,411)                 7.98              (51,000)               10.24
  Expired or terminated                         (244,984)                13.33                    -                    -
--------------------------------------------------------------------------------------------------------------------------
Outstanding at May 31, 1996                    2,688,165                 15.54              233,500                13.41
  Granted                                        214,050                 36.11               25,000                41.00
  Exercised                                     (220,807)                15.48              (13,500)               15.03
  Expired or terminated                         (211,576)                17.26                    -                    -
--------------------------------------------------------------------------------------------------------------------------
Outstanding at May 31, 1997                    2,469,832                 17.21              245,000                16.14
  Granted                                        212,950                 37.56               25,000                36.94
  Exercised                                     (279,417)                11.16              (25,500)               12.48
  Expired or terminated                         (131,382)                28.36                    -                    -
--------------------------------------------------------------------------------------------------------------------------
Outstanding at May 31, 1998                    2,271,983                 19.21              244,500                18.65
--------------------------------------------------------------------------------------------------------------------------
Exercisable at May 31, 1998                    1,134,336                 13.25              174,500                12.08
--------------------------------------------------------------------------------------------------------------------------
Available for future grants                            -                                          -
--------------------------------------------------------------------------------------------------------------------------

                                                       1997 Plan                                 PHSS Plans
                                          -------------------------------------------------------------------------------
                                                              Weighted Average                           Weighted Average
                                            Shares Under      Option Price Per         Shares Under      Option Price Per
                                               Option                Share                 Option               Share
                                          -------------------------------------------------------------------------------
Outstanding at May 31, 1995                            -              $       -                   -             $       -
  Granted                                              -                      -              92,325                 34.52
  Exercised                                            -                      -                   -                     -
  Expired or terminated                                -                      -                   -                     -
--------------------------------------------------------------------------------------------------------------------------
Outstanding at May 31, 1996                            -                      -              92,325                 34.52
  Granted                                              -                      -             262,486                 35.44
  Exercised                                            -                      -                   -                     -
  Expired or terminated                                -                      -             (43,494)                40.34
--------------------------------------------------------------------------------------------------------------------------
Outstanding at May 31, 1997                            -                      -             311,317                 34.48
  Granted                                        142,800                  33.81              20,515                 36.77
  Exercised                                            -                      -             (84,517)                25.71
  Expired or terminated                          (28,000)                 35.50              (5,544)                32.20
--------------------------------------------------------------------------------------------------------------------------
Outstanding at May 31, 1998                      114,800                  33.40             241,771                 37.79
--------------------------------------------------------------------------------------------------------------------------
Exercisable at May 31, 1998                            -                      -             217,846                 38.94
--------------------------------------------------------------------------------------------------------------------------
Available for future grants                    1,113,200                                          -
--------------------------------------------------------------------------------------------------------------------------

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant dates:

                                          1987 Plan                                 Non-Employee Director Plan
                       ---------------------------------------------------------------------------------------------------
                        Number of      Weighted      Weighted Average     Number of     Weighted      Weighted Average
Exercise Price Range      Shares       Average       Contractual Life      Shares       Average       Contractual Life
                                        Price                                            Price
--------------------------------------------------------------------------------------------------------------------------
$ 6.17 - $ 9.17             456,949       $  6.69       4.0 years             97,500       $  7.87        3.5 years
$ 9.67 - $14.33             659,519         10.54       5.6 years             30,000         10.83        5.5 years
$15.25 - $22.54             488,722         21.04       6.9 years             42,000         21.20        1.3 years
$23.38 - $34.38             356,416         29.20       7.3 years             25,000         25.13        7.5 years
$35.99 - $53.27             279,780         39.14       8.4 years             50,000         38.97        8.9 years
$56.15 - $78.47              30,597         65.40       4.5 years                  -             -            -

                                          1997 Plan                                         PHSS Plans
                       ---------------------------------------------------------------------------------------------------
                        Number of      Weighted      Weighted Average     Number of     Weighted      Weighted Average
Exercise Price Range      Shares       Average       Contractual Life      Shares       Average       Contractual Life
                                        Price                                            Price
---------------------------------------------------------------------------------------------------------------------------
$15.25 - $22.54                   -             -           -                 35,661       $ 18.58        8.9 years
$23.04 - $32.56              89,600         32.56       9.5 years             41,411         25.33        8.4 years
$35.20 - $50.00              25,200         36.38       9.6 years            164,699         45.09        8.4 years


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


(In thousands, except per share data)                 1998             1997              1996
                                         ------------------------------------------------------
Net Income:
   As reported                                 $   (61,326)      $    29,398      $   (11,845)
   Pro forma                                       (63,796)           27,741          (12,578)
Basic earnings (loss) per share:
   As reported                                       (1.90)             0.96            (0.40)
   Pro forma                                         (1.98)             0.91            (0.42)
Diluted earnings (loss) per share:
   As reported                                       (1.90)             0.91            (0.40)
   Pro forma                                         (1.98)             0.87            (0.42)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants during the respective fiscal year:


                                           1998              1997              1996
                                        --------------------------------------------
1987 Plan
    Risk-free interest rates               6.3%              6.6%              6.1%
    Expected dividend yields               0.8%              0.8%              1.4%
    Expected lives                         7 years           7 years           7 years

Non-employee Directors Plan
    Risk-free interest rates               4.2%              6.5%              6.2%
    Expected dividend yields               0.6%              0.7%              1.2%
    Expected lives                         10 years          10 years          10 years

1997 Plan
    Risk-free interest rates               5.8%              -                 -
    Expected dividend yields               0.9%              -                 -
    Expected lives                         7 years           -                 -

PHSS Plans
    Risk-free interest rates               6.0%              6.7%              6.1%
    Expected dividend yields               0.8%              1.1%              0.8%
    Expected lives                         7 years           7 years           5 years

 Employee Stock Purchase Plan
    Risk-free interest rates               5.5%              5.7%              5.6%
    Expected dividend yields               0.8%              0.7%              1.1%
    Expected lives                         1 year            1 year            1 year

The expected volatility assumption is 40% for all plans and all years presented.

NOTE 11 - NON-RECURRING CHARGES

Non-recurring charges include the following components for the fiscal years ending May 31:


(In thousands)                         1998          1997          1996
                                       ----          ----          ----
Asset impairment                      $32,353        $6,578        $35,116
In-process research & development      67,000            --             --
Merger related expenses                20,810         2,925         12,602
                                  =========================================
Total                                $120,163        $9,503        $47,718
                                  =========================================


In connection with the December 1997 mergers with PHSS and Source, the Company incurred a non-recurring, pre-tax charge of $120.2 million. Included in this charge was $67.0 million for in-process research and development, $32.4 million for asset impairment, and $20.8 million for merger related expenses ($14.3 million of cash items and $6.5 million, non-cash). The in-process research and development charge, asset impairment and portions of the merger related expenses were considered non-cash items, totaling $110.3 million. The cash merger related expenses were either paid at the time of the merger or accrued at the time the expenses were incurred. Assets impaired included intangible assets and capitalized software.

As a result of the Source and PMSI acquisition, the Company obtained an independent third party valuation of the research and development activities of the acquired companies. The valuation determined that $67.0 million of the acquired companies' projects represented in-process research and development that was not capitalizable under generally accepted accounting principles.

The merger related expenses consisted of transaction costs of $7.0 million, anticipated severance benefits and other related costs of $7.3 million arising from the Company's plans to realign redundant operations and activities, and restructuring charges of $6.5 million. Merger transaction costs primarily consisted of investment banking and professional fees. Restructuring charges included the write-off of PHSS prepaid expenses from which the Company will not realize future economic value and a provision for additional PHSS integration costs.

As of May 31, 1998, $9.0 million have been expended toward the 1998 restructuring activities and merger transaction cost accruals, leaving $4.9 million accrued primarily for future severance costs.

In connection with PHSS' fiscal 1997 mergers with EE&C and RPM and operating inefficiencies at PHSS' subsidiary, Spring Anesthesia Group, Inc. ("Spring"), a total charge of $9.5 million was incurred. Included in this charge was $2.2 million for the merger transaction costs (cash items), $6.6 million for Spring intangible impaired assets (primarily customer contracts and goodwill) and $0.7 million to exit Spring processing facilities (cash item). The Spring operating inefficiencies led to client dissatisfaction. PHSS' efforts to improve operating conditions were unsuccessful and led to the loss of clients and related revenues. As a result, it was determined an impairment loss should be recognized under SFAS 121.

As of May 31, 1998, all amounts accrued for the cash items under the 1997 non-recurring charges have been expended. As of May 31, 1997, $2.1 million had been expended toward the 1997 merger transaction cost accruals, leaving $0.1 million.

In connection with the fiscal 1996 creation of Global and the merger with CIS, the Company incurred a total charge of $44.1 million. Included in this charge was $35.1 million for intangibles and capitalized software asset impairment (non-cash charge), $5.2 million for restructuring, and $3.8 million for merger transaction costs. The restructuring and merger transaction costs that were considered cash items were accrued at the time the charges were incurred.

The restructuring charge reflects the anticipated severance benefits and other related costs arising from the Company's plans to downsize personnel in areas of redundant operations and activities. Merger transaction costs primarily consisted of investment banking and professional fees related to the CIS merger.

In connection with PHSS' fiscal 1996 merger with SSI, a total charge of $3.6 million was incurred, primarily for transaction and other merger related costs, including severance activities.

As of May 31, 1998, $0.7 million remains accrued under the 1996 restructuring activities, expending $4.0 million during the fiscal year. During the period ended May 31, 1997, $3.1 million and $3.5 million had been expended toward the 1996 restructuring activities and merger transaction cost accruals, leaving $4.3 million accrued at the end of this period.

NOTE 12 - RELATED PARTY TRANSACTIONS


During fiscal 1996, Global Payment Systems, a subsidiary of the Company, purchased MAPP from MasterCard International Incorporated (see Note 2). In addition, MasterCard holds a 7.5% minority interest in Global. There are agreements in place for MasterCard to provide certain services for the MAPP business unit during a defined transition period. There were accounts payable of $363,000 at May 31, 1998 and $2,348,000 at May 31, 1997.

Also during fiscal 1996, National Data Payment Systems, Inc., a subsidiary of the Company, formed an alliance with Comerica Bank and purchased a 51% ownership interest in a merchant portfolio (see Note 2). There are agreements in place for the Company to reimburse Comerica Bank for any expenses incurred on behalf of the alliance. The Company had $99,000 at May 31, 1998 and $162,000 at May 31, 1997 payable to Comerica Bank for such expenses included in its accounts payable balance.

Legal services provided by related parties were $3,243,000, $3,397,000, and $4,338,000 for the years ended May 31, 1998, 1997 and 1996, respectively.

NOTE 13 - LEASE OBLIGATIONS

The Company conducts a major part of its operations using leased facilities and equipment. Many of these leases have renewal and purchase options and provide that the Company pay the cost of property taxes, insurance and maintenance.

Rent expense on all operating leases for fiscal 1998, 1997 and 1996 was approximately $19,372,000, $14,524,000 and $10,713,000, respectively.

Future minimum lease payments for all noncancelable leases at May 31, 1998 were as follows:


                                                           Capital Leases   Operating Leases
                                                           --------------   ----------------
(In thousands)
                                                    1999           $12,501           $13,229
                                                    2000             8,144            10,083
                                                    2001             3,664             7,743
                                                    2002             1,328             6,073
                                                    2003               430             3,255
                                              Thereafter                 -             4,328
                                                          -----------------------------------
Total future minimum lease payments                                 26,067           $44,711
                                                                            =================
Less: amount representing interest                                   2,624
                                                          -----------------

Present value of net minimum lease payments                         23,443
Less: current portion                                               11,053
                                                          -----------------

Long-term obligations under capital leases at
      May 31, 1998                                                 $12,390
                                                          =================

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company is party to a number of claims and lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on the Company's financial position, liquidity or results of operations.

In fiscal 1998, the Company entered into a $125,000,000 committed line of credit primarily to fund the Company's acquisition requirements and a $15,000,000 uncommitted line of credit to fund working capital requirements. The lines of credit are not secured. These agreements require the Company to maintain certain financial ratios and contain other restrictive covenants. As of May 31, 1998, there was $75,000,000 outstanding under the committed line of credit and the Company was in compliance with all restrictive covenants. The committed line of credit expires in 2002.

As of May 31, 1998, the Company processed credit card transactions for approximately 126,000 direct merchant locations. The Company's merchant customers have liability for charges disputed by cardholders. However, in the case of merchant fraud or insolvency or bankruptcy of the merchant, the Company may be liable for any of such charges disputed by cardholders. The Company requires cash deposits and other types of collateral by certain merchants to minimize any such contingent liability. In addition, the Company believes that the diversification of its merchant portfolio among industries and geographic regions minimizes its risk of loss. The Company recognizes revenue based on a percentage of the gross amount charged and has a potential liability for the full amount of the charge. The Company establishes reserves for operational losses based on historical and projected experiences concerning such charges. In the opinion of management, such reserves for losses are adequate.

The Company also has a check guarantee business. Similar to the credit card business, the Company charges its merchants a percentage of the gross amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter's bank. As a result, the Company incurs operational charges in this line of business. The Company has the right to collect the full amount of the check from the checkwriter but has not historically recovered 100% of the guaranteed checks. The Company establishes reserves for this activity based on historical and projected loss experiences. Expenses of $8,844,000, $8,061,000 and $7,120,000 were recorded for fiscal 1998,
1997 and 1996, respectively, for these reserves.

In connection with the Company's acquisition of merchant credit card operations of banks, the Company has also entered into depository and processing agreements ("the Agreements") with certain of the banks. The Agreements allow the Company to use the banks' "Bank Identification Number" ("BIN") to clear credit card transactions through VISA and MasterCard. Certain Agreements contain financial covenants, and the Company was in compliance with all such covenants as of May 31, 1998 or had obtained a verbal waiver of such covenants. In the event of the termination of these Agreements, the Company would be able to obtain alternative BIN agreements without material harm to the Company.

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures and non-cash investing and financing activities for the years ended May 31, 1998, 1997 and 1996 are as follows:

(In thousands)                                                        1998          1997             1996
-------------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
   Income taxes paid, net of refunds                                $32,023        $19,103          $9,623
   Interest paid                                                     11,424          9,743           3,983

Supplemental non-cash investing and financing activities:
   Capital leases entered into in exchange
      for property and equipment                                     10,426          2,195           1,412

In fiscal 1998, 1997 and 1996, the Company acquired various businesses that were accounted for as purchases (see Note 2). In conjunction with these transactions, liabilities were assumed as follows:

(In thousands)                                                         1998           1997            1996
--------------------------------------------------------------------------------------------------------------
Fair value of assets acquired                                       $209,128       $206,008        $201,452
Notes and deferred payments                                           (1,528)        (6,195)        (11,654)
Stock issued                                                         (92,748)       (17,830)           (250)
Cash acquired                                                         (1,982)          (419)        (10,554)
Liabilities assumed                                                  (49,757)       (20,265)        (32,870)
                                                             ==============================================
Cash paid for acquisitions                                           $63,113       $161,299        $146,124
                                                             ==============================================

NOTE 16 - QUARTERLY CONSOLIDATED FINANCIAL INFORMATION  (UNAUDITED)

(In thousands, except per share data)                                     Quarter Ended
                                               Aug. 31          Nov. 30           Feb. 28           May 31
---------------------------------------------------------------------------------------------------------------
Fiscal Year 1998
Revenue                                        $147,904          $144,325         $171,541          $185,274
Operating income                                 21,799            14,870          (92,271)           29,706
Net income                                       11,590             7,062          (96,227)           16,249
Basic earnings per share                            .38               .23            (2.89)              .48
Diluted earnings per share                          .36               .22            (2.89)              .47

Fiscal Year 1997
Revenue                                        $120,237          $123,243         $136,783          $144,904
Operating income                                 13,950             7,894           17,562            21,446
Net income                                        5,489             2,595            9,725            11,589
Basic earnings per share                            .18               .09              .32               .38
Diluted earnings per share                          .17               .08              .30               .36

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To National Data Corporation:

We have audited the accompanying consolidated balance sheets of National Data Corporation (a Delaware corporation) and subsidiaries as of May 31, 1998 and 1997 and the related consolidated statements of income (loss), changes in shareholders' equity, and cash flows for each of the three years in the period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Data Corporation and subsidiaries as of May 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.



/s/  Arthur Andersen LLP
     Atlanta, Georgia
     July 15, 1998

                           NATIONAL DATA CORPORATION
                           CONSOLIDATED SCHEDULE II
                        VALUATION & QUALIFYING ACCOUNTS

----------------------------------------------------------------------------------------------------------
(In Thousands)

Column A                           Column B             Column C              Column D          Column E
                                                     1           2
                                   Balance at     Charged to                Uncollectible      Balance at
                                   Beginning      Cost and     Acquired       Accounts             End
Description                        of Period      Expenses     Balances       Write-Off         of Period

     Trade Receivable Allowances:
  May 31, 1996                       2,004          5,632           11          4,018            $3,629
  May 31, 1997                       3,629          5,216        1,764          5,706            $4,903
  May 31, 1998                       4,903          8,006          619          6,134            $7,394

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE

We have audited in accordance with generally accepted auditing standards, the financial statements included in National Data Corporation's annual report to shareholders in this Form 10-K, and have issued our report thereon dated July 15, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index on page 28 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Atlanta, Georgia
July 15, 1998

                           NATIONAL DATA CORPORATION
                                   FORM 10-K
                               INDEX TO EXHIBITS

Exhibit
Numbers                           Description

10(vii) Credit Agreement dated as of December 19, 1997, among the Registrant, The First National Bank of Chicago, as Administrative Agent,
           Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein.


10(viii) First Amendment dated April 10, 1998 to the Credit Agreement dated as of December 19, 1997, among the Registrant, The First National Bank of Chicago, as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein.

(21)       Subsidiaries of the Registrant.
           (included in Appendix A).

(23)       Consent of Independent Public Accountants
           (included in Appendix A).

(27)       Financial Data Schedule (for SEC use only).

(99.1) Private Securities Litigation Reform Act Of 1995 Safe Harbor Compliance Statement For Forward-Looking Statements.