Form 10-K405/A
period 1998-05-31
NATIONAL DATA CORP
filed 1998-09-03
CIK 70033

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

  Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,133,157,032 based upon the last reported sale price on The New York Stock Exchange on September 1, 1998 using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by all directors and officers of the registrant, some of whom may not be held to be affiliates upon judicial determination.

  The number of shares of the registrant's common stock, par value $.125, outstanding as of September 1, 1998 was 33,756,622 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                       DOCUMENT                        FORM 10-K
                       --------                        ---------
      Portions of the Company's Definitive Proxy       Part III
      Statement relating to the 1998 Annual Meeting of
      Stockholders to be held on October 22, 1998

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           NATIONAL DATA CORPORATION
                          1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS
                               -----------------

PART I
------

Item 1.  BUSINESS.............................................   3
Item 2.  PROPERTIES...........................................  15
Item 3.  LEGAL PROCEEDINGS....................................  16
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS..........................................  16
EXECUTIVE OFFICERS OF THE REGISTRANT..........................  17

PART II
-------

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS......................  19
Item 6.  SELECTED FINANCIAL DATA..............................  19
Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS....  19
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK................................  19
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........  19
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE...........  19

Part III
--------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
             REGISTRANT.......................................  20
Item 11.  EXECUTIVE COMPENSATION..............................  20
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT...................................  20
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......  20

PART IV
-------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS ON FORM 8-K..............................  21

SIGNATURES....................................................  27

APPENDIX A....................................................  28

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

                                    PART I
                                    ------
Item 1.  BUSINESS
-----------------



                                    GENERAL

  National Data Corporation (together with its subsidiaries, herein referred to as the "Company" or "NDC") is a Delaware corporation that was incorporated in 1967. The Company is a leading provider of high volume information services and systems to the health care and electronic commerce markets. The Company serves a diverse customer base comprised of almost 120,000 health care providers, 1,000 health care payers, 3,600 payer plans, 1,250,000 merchant terminals, 13,000 corporations and more than 700 financial institutions, as well as numerous federal and state government agencies. The Company markets its services directly to retailers and health care providers, payers, pharmaceutical manufacturers and others, and indirectly through business alliances with a wide range of banks, insurance companies and distributors. The Company is one of the largest independent providers of health care information and electronic commerce services in the world.

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

  Consistent with this strategy, the Company acquired Conceptual Systems in January 1996, and C.I.S. Technologies, Inc. ("CIS") in May 1996. In fiscal 1997, the Company acquired Equifax Health EDI Services, Inc. and Health Communication Services, Inc. These acquisitions provided additional penetration of the physician and hospital electronic transaction markets and expanded the scope of the Company's health care product offerings to include managed care software and services and accounts receivable and business office consulting and outsourcing services. With the CIS merger, the Company became the worldwide leader in hospital electronic claims processing services. That position was strengthened by the acquisition of Health Communication Services, Inc. The Company's position in the physician market was expanded by those as well as the acquisition of the Equifax Health EDI business.

  In the merger with C.I.S. Technologies, Inc., the Company gained presence and capability in the delivery of hospital billing and accounts receivable management services. In fiscal 1998, the Company increased its geographic presence and market share in hospital management services and expanded into physician management services, with the merger with PHSS, to position NDC as a leading provider of information services in both the hospital business office and physician markets. In addition, the Company acquired Source Informatics Inc., a major provider of information services to pharmaceutical manufacturers and other segments of the health care industry. This strategic acquisition expanded the Company's information management services capabilities, introducing new data collection, database management and analytical modeling. Further, the Company established a strong presence in the United Kingdom, with the acquisitions of Chemtec Systems Limited and Hadley Hutt Computing Limited in July 1997. These acquisitions have been subsequently integrated with previous NDC internal programs addressing complimentary products and services.

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


                             PRODUCTS AND SERVICES

HEALTH INFORMATION SERVICES

  The Company is a leading provider of a full range of products and services that help its customers to:

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

  The company's offerings provide a comprehensive range of financial and information management applications and end-to-end payment processing products and services enabling both issuers and acquirers to provide innovative merchant services, operate more cost-effectively and to meet their profitability goals.

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

                               SALES AND MARKETING

  The Company's electronic transaction processing services are offered to the health care markets directly through Company personnel and through alliances with other organizations. The Company's practice management systems are marketed directly and through alliances with other companies, value-added re-sellers, as well as the Company's personnel. During 1998, the Company launched the NDC Health Information Services branding program, to organize its business under a single identity. The Company markets its electronic commerce products and services through financial institutions, bank alliance programs, its own sales personnel and also through independent contractors.

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

                            RESEARCH AND DEVELOPMENT

  During fiscal 1998, 1997, and 1996, the Company expensed approximately $77.6 million, $13.2 million, and $8.8 million, respectively, on activities relating to the development and improvement of new and existing products, services and techniques. These activities specifically exclude Year 2000 compliance and routine maintenance costs associated with existing products and services. Research and development costs for fiscal 1998 includes $67.0 million determined by an independent third party valuation representing in-process research and development activities acquired through the Source acquisition. These costs were not capitalizable and appropriately charged to expense under generally accepted accounting principles (see Note 11 to the Consolidated Financial Statements).

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

        Name                               Business Experience                                 Age
        ----                               -------------------                                 ---
Robert A. Yellowlees         Chairman of the Board of the Company since June 1992;              59
                             President, Chief Executive Officer and Chief Operating
                             Officer of the Company since May 1992;  director of John
                             H. Harland Co. and Protective Life Corporation. Mr.
                             Yellowlees has been a director of the Company since
                             April 1985.

Steven L. Arnold             General Manager, Network Services since May 1998; Chief            58
                             Administrative Officer of the Company from March 1997 to
                             May 1998; Lt. General, United States Army from July 1994
                             to March 1997; Major General, United States Army from
                             April 1991 to July 1994.

Robert R. Brown              General Manager, Information Solutions Group since                 54
                             December 1997; President and Chief Operating Officer,
                             Walsh America from January 1995 to December 1997; Senior
                             Vice President, Information Services and Chief Information
                             Officer FoxMeyer Corporation from 1992 to January 1995

J. Michael Drinkwater        General Manager, Physician Management Services since               45
                             December 1997; President and Chief Operating Officer of
                             Physician Support Systems, Inc. from June 1997 to
                             December 1997; President of Medaphis Corporation's
                             physician services division from March 1996 to May 1997;
                             President of Gottlieb's Financial Services from August
                             1990 to March 1996.

Thomas M. Dunn               General Manager, Integrated Payment Systems since June             41
                             1996; Group Vice President from August 1992 to June
                             1996; and Division Vice President from August 1988 to
                             August 1992.

Walter M. Hoff               President and Chief Executive Officer, Health                      46
                             Information Services since August 1998; Executive Vice
                             President of First Data Corporation from April 1992 to
                             July 1998.

        Name                               Business Experience                                 Age
        ----                               -------------------                                 ---
David K. Hunt                President, Chief Executive Officer and member of the               52
                             Board of Directors of Global Payments Systems LLC, a
                             subsidiary of the Company, since January 1997; President
                             and Chief Executive Officer of AT&T Universal Card
                             Services, Inc. from May 1993 to November 1996; Senior
                             Executive Vice President of Signet Banking Corporation
                             from October 1989 until May 1993.

E. Michael Ingram            General Counsel and Secretary of the Company since                 46
                             January 1985.

William H. McCahan           General Manager, Pharmacy Systems and Services since               61
                             May 1998 and Chief Marketing Officer since July 1997;
                             Chief Marketing Officer for the 1996 Centennial
                             Olympic Games in Atlanta, 1992 to 1996; Assistant General
                             Manager, responsible for Marketing--Entry Systems line of
                             business, IBM, 1989-1991; 31 years in various management
                             positions with IBM.

Kevin C. Shea                Chief Financial Officer of the Company since May 1998;             48
                             Executive Vice President, Corporate Strategy & Business
                             Development from June 1996 to May 1998; General Manager,
                             Integrated Payment Systems, from September 1992 to May
                             1996 and Executive Vice President, National Data Payment
                             Systems, Inc. ("NDPS") from December 1990 through August
                             1992.

David H. Shenk               Controller and Chief Accounting Officer of the Company             50
                             since January 1998; Corporate Controller, Rollins, Inc.,
                             1992-1997.

Peter T. van der Grinten     General Manager, Hospital Management Services since                46
                             May 1998; Director, Healthcare Division, SAP
                             America, Inc., October 1997 to May 1998; Vice
                             President, International Operations, Oacis Healthcare
                             Systems, May 1996 to October 1997; Executive Vice
                             President, Healthcare Systems, Bell Atlantic, 1988
                             to May 1996.


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

                                       NATIONAL DATA CORPORATION


                                       By: /s/ Robert A. Yellowlees
                                           -------------------------------------
                                           Robert A. Yellowlees, Chairman of the
                                           Board, President and Chief Executive
                                           Officer
                                           (Principal Executive Officer)

                                       By: /s/ Kevin C. Shea
                                           -------------------------------------
                                           Kevin C. Shea
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                       By: /s/ David H. Shenk
                                           -------------------------------------
                                           David H. Shenk
                                           Controller
                                           (Chief Accounting Officer)

 Date:  September 3, 1998

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