Form 10-Q
period 1998-08-31
NATIONAL DATA CORP
filed 1998-10-15
CIK 70033

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

     [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For Quarterly Period Ended August 31, 1998.
                                            -----------------

                                       OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.  001-12392
                                              ---------

                           NATIONAL DATA CORPORATION
                           -------------------------
               (Exact name of registrant as specified in charter)

          DELAWARE                                             58-0977458
-------------------------------                           -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

 National Data Plaza, Atlanta, Georgia                          30329-2010
----------------------------------------                     ----------------
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

                Common Stock, Par Value $.125--33,889,165 shares
                ------------------------------------------------
                       Outstanding as of October 9, 1998
                       ---------------------------------

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NATIONAL DATA CORPORATION


(In thousands, except per share data)
---------------------------------------------------------------------------

                                              Three Months Ended August 31,
                                              -----------------------------
                                                  1998             1997
                                              -----------      -----------

Revenue                                         $191,682         $147,904
--------------------------------------------------------------------------
Operating Expenses:
     Cost of service                             100,375           75,053
     Sales, general and administrative            60,401           51,052
                                              ----------------------------
                                                 160,776          126,105
                                              ----------------------------

Operating income                                  30,906           21,799
--------------------------------------------------------------------------
Other income (expense):
     Interest and other income                       574              484
     Interest and other expense                   (3,726)          (3,029)
     Minority interest                              (995)            (701)
                                              ----------------------------
                                                  (4,147)          (3,246)
                                              ----------------------------

Income before income taxes                        26,759           18,553
Provision for income taxes                        10,436            6,963
--------------------------------------------------------------------------
     Net income                                 $ 16,323         $ 11,590
                                              ============================


Basic earnings per share                        $   0.48         $   0.38
                                              ============================

Diluted earnings per share                      $   0.47         $   0.36
                                              ============================



See Notes to Unaudited Condensed Consolidated Financial Statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NATIONAL DATA CORPORATION
(In thousands)

-------------------------------------------------------------------------------------------------------------
                                                                               Three Months Ended August 31,
                                                                              -------------------------------
                                                                                   1998              1997
                                                                              -------------      ------------
Cash flows from operating activities:
 Net income                                                                     $  16,323          $  11,590
 Adjustments to reconcile net income to
   cash provided by operating activities:
     Depreciation and amortization                                                  6,596              7,140
     Amortization of acquired intangibles and goodwill                              6,515              4,679
     Minority interest in earnings                                                    995                701
     Provision for bad debts                                                        1,197                167
     Other, net                                                                       631                253
     Changes in current assets and liabilities which provided (used) cash, net of the effects of acquisitions:
       Accounts receivable, net                                                   (10,459)            (5,883)
       Merchant processing working capital                                          1,833             (2,843)
       Inventory                                                                     (494)               144
       Prepaid expenses and other assets                                           (1,806)              (350)
       Accounts payable and accrued liabilities                                     4,057             (3,339)
       Income taxes payable and deferred income taxes                               7,241              2,283
                                                                              -------------------------------
 Net cash provided by operating activities                                         32,629             14,542
                                                                              -------------------------------
Cash flows from investing activities:
 Capital expenditures                                                              (8,077)            (5,039)
 Business acquisitions, net of cash acquired                                          -               (8,681)
                                                                              -------------------------------
 Net cash used in investing activities                                             (8,077)           (13,720)
                                                                              -------------------------------
Cash flows from financing activities:
 Net repayments under lines of credit                                             (10,000)               -
 Net principal (payments) borrowings under capital lease
   arrangements and other long-term debt                                           (3,095)               643
 Net proceeds from the issuance of stock from stock plans                             418              1,126
 Treasury stock reissued                                                            1,271                -
 Distributions to minority interests                                               (1,053)            (1,299)
 Dividends paid                                                                    (2,520)            (1,987)
                                                                              -------------------------------
 Net cash used in financing activities                                            (14,979)            (1,517)
                                                                              -------------------------------
Increase (decrease) in cash and cash equivalents                                    9,573               (695)
Cash and cash equivalents, beginning of period                                      3,241             18,909
                                                                              -------------------------------
Cash and cash equivalents, end of period                                        $  12,814          $  18,214
                                                                              ===============================

See Notes to Unaudited Condensed Consolidated Financial Statements.

                                                                                                                      3

CONSOLIDATED BALANCE SHEETS
NATIONAL DATA CORPORATION

(In thousands, except share data)

----------------------------------------------------------------------------------------------------------------------------
                                                                                           August 31,             May 31,
                                                                                              1998                 1998
                                                                                           ----------            ---------
ASSETS                                                                                     (unaudited)
Current assets:
  Cash and cash equivalents                                                                $  12,814             $   3,241

  Billed accounts receivable                                                                 145,178               135,223
  Unbilled accounts receivable                                                                18,986                18,835
  Allowance for doubtful accounts                                                             (8,463)               (7,394)
                                                                                           ---------             ---------
     Accounts receivable, net                                                                155,701               146,664
  Income tax receivable                                                                            -                   635
  Inventory                                                                                    5,741                 5,253
  Prepaid expenses and other current assets                                                   17,130                16,333
                                                                                           ---------             ---------
      Total current assets                                                                   191,386               172,126
                                                                                           ---------             ---------

Property and equipment, net                                                                   78,657                74,234
Intangible assets, net                                                                       437,696               458,223
Deferred income taxes                                                                         32,544                20,145
Other                                                                                          7,032                 6,487
                                                                                           ---------             ---------
Total Assets                                                                               $ 747,315             $ 731,215
                                                                                           =========             =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                           $  65,000             $  75,000
  Current portion of long-term debt                                                            1,569                 1,621
  Obligations under capital leases                                                            11,203                11,053
  Accounts payable and accrued liabilities                                                    76,981                73,115
  Income tax payable                                                                           5,051                     -
  Deferred income taxes                                                                          315                    92
  Deferred income                                                                             27,206                25,216
                                                                                           ---------             ---------
      Total current liabilities                                                              187,325               186,097
                                                                                           ---------             ---------

Long-term debt                                                                               155,532               155,477
Obligations under capital leases                                                              12,344                12,390
Other long-term liabilities                                                                   10,502                10,313
                                                                                           ---------             ---------
      Total liabilities                                                                      365,703               364,277
                                                                                           ---------             ---------

Minority interest in equity of subsidiaries                                                   18,945                19,003
Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $1.00 per share; 1,000,000 shares authorized, none issue              -                     -
  Common stock, par value $.125 per share; 100,000,000 shares authorized, 33,888,653
      and 33,791,534 shares issued, respectively.                                              4,236                 4,224
  Capital in excess of par value                                                             344,425               344,019
  Treasury stock, at cost, 125,453 and 159,200 shares, respectively                           (4,709)               (5,980)
  Retained earnings                                                                           23,303                 9,537
  Cumulative translation adjustment                                                           (2,985)               (2,011)
                                                                                           ---------             ---------
                                                                                             364,270               349,789
Less:     Deferred compensation                                                               (1,603)               (1,854)
                                                                                           ---------             ---------
      Total Shareholders' Equity                                                             362,667               347,935
                                                                                           ---------             ---------
Total Liabilities and Shareholders' Equity                                                 $ 747,315             $ 731,215
                                                                                           =========             =========
See Notes to Unaudited Condensed Consolidated Financial Statements.
                                                                                                                         4

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

It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended May 31, 1998.

In the opinion of management, the information furnished reflects all adjustments necessary to present fairly the financial position, results of operations, and cash flows for such interim periods.


NOTE 2 - EARNINGS PER SHARE:

Basic earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share using the treasury stock method. All options with an exercise price less than the higher of (1) the ending market share price for the period or (2) the average market share price for the period, generally are assumed to have a dilutive effect on earnings per share. The convertible notes issued in fiscal 1997 have an antidilutive effect on diluted earnings per share; accordingly, the notes are excluded from earnings per share calculations.

The basic and diluted number of shares outstanding are as follows (In thousands):

                                                Three Months Ended August 31,
                                                -----------------------------
                                                     1998               1997
                                                   --------           -------
    Basic                                           33,723             30,851
    Stock Options                                    1,316              1,664
                                                 ----------------------------
    Diluted                                         35,039             32,515
                                                 ============================

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental cash flow disclosures, including non-cash investing and financing activities, for the three months ended August 31, 1998 and 1997 are as follows (In thousands):

                                               1998              1997
                                             --------          --------
Income taxes paid, net of refunds             $2,870            $3,983
Interest paid                                  1,649               953
Property and equipment capital leases          3,211               719

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


REVENUE
(In millions)

                                                    First Quarter Ended August 31,
                                      -------------------------------------------------------     ------------
                                               1998                          1997                   Increase
                                      -------------------------     -------------------------     ------------
Revenue:
   Health Information Services         $109.4           57%          $ 75.3           51%              45%
   Electronic Commerce:
      Integrated Payment Systems         48.4           25%            38.8           26%              25%
      Global Payment Systems             41.5           22%            40.4           27%               3%
      Intercompany Revenue               (7.6)          (4%)           (6.6)          (4%)             15%
                                      --------------------------------------------------------------------
                                         82.3           43%            72.6           49%              13%
                                      --------------------------------------------------------------------
          Total Revenue                $191.7          100%          $147.9          100%              30%
                                      ====================================================================


     Total revenue for the first quarter fiscal 1999 was $191.7 million, an increase of $43.8 million (30%) from the same period in fiscal 1998. The increase resulted from increased revenue in Health Information Services, $34.1 million (45%); and in the Electronic Commerce business, specifically, Integrated Payment Systems, $9.6 million (25%), and Global Payment Systems, $1.1 million (3%).

     Health Information Services.  Health Information Services revenue growth
     ----------------------------
(45%) in the first quarter fiscal 1999 was a result of increases from internally developed products and services. In addition, revenue growth resulted from the impact of a third quarter fiscal 1998 acquisition which had two related healthcare information management businesses, Source Informatics Inc. ("Source") and a subsidiary of Pharmaceutical Marketing Services Inc. ("PMSI").

     Integrated Payment Systems.  The Integrated Payment Systems revenue
     ---------------------------
increase of $9.6 million (25%) reflects the impact of growth of the industry, programs directed at new vertical industry offerings and new distribution channels, in addition to growth in basic market demand. This growth was reflected in an increase in the volume of merchant sales processed, due to a larger customer base and higher consumer credit card spending. In addition, the fourth quarter fiscal 1998 acquisition of CheckRite International, Inc. contributed to the first quarter fiscal 1999 revenue growth.

     Global Payment Systems.  Global Payment Systems ("Global") revenue reflects
     -----------------------
an increase in the number of authorizations performed for the Company's customers under the historic network services business. New back office services are in the development and sales cycle and did not have a material impact on the first quarter fiscal 1999 reported results.

     Intercompany.  A portion of Global's revenue is derived from intercompany
     -------------
sales of services, primarily for processing services provided for the Integrated Payment Systems product and services.

COSTS AND EXPENSES


     Cost of service increased $25.3 million (34%) in the first quarter fiscal 1999 from the same period in fiscal 1998. The increase was primarily a result of increased operating costs associated with revenue growth and higher cost of service in new acquisitions, primarily Physician Support Services, Inc. ("PHSS") to support expected revenue growth in the physician management services area. Total cost of service, as a percentage of revenue increased from 51% in the first quarter of fiscal 1998 to 52% for the same period of fiscal 1999. The Company continues to make investments to leverage its computer operations, telecommunication infrastructure, and investments in new market opportunities.

     Sales, general and administrative expenses ("SG&A") increased $9.3 million (18%) in the first quarter fiscal 1999 from the same period last year. This increase was primarily due to expenses associated with continuing investments in product development, distribution channel expansion and the development of the Health Information Services branding program for future revenue growth.
However, as a percentage of revenue, these expenses decreased to 32% for the first quarter fiscal 1999 from 35% for the same period in fiscal 1998. SG&A expenses continue to decrease as a percentage of revenue since revenues are growing at a faster rate than these expenses. The decrease as a percentage of revenue also reflects synergies realized from the integration of acquisitions and the timing of discretionary program expenses.

OPERATING INCOME

     Operating income increased from $21.8 million in the first quarter fiscal 1998 to $30.9 million (42%) in the same period of fiscal 1999. As a percentage of revenue, the Company's operating income margin increased 10% to 16.1% in the first quarter fiscal 1999 from 14.7% in the same period of fiscal 1998. These improvements reflect improved margins in operations and profitability through execution of strategies to reposition the base business and investments in new market opportunities.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") was $43.1 million for the first quarter of fiscal 1999 and $33.5 million for the same period in fiscal 1998 and as a percentage of revenue was 23% for both periods.

     The Company's EBITDA formula and results as a percentage of revenue may not be comparable to similarly titled measures reported by other companies.
However, management believes this statistic is a relevant measurement and provides a comparable operating income measure, excluding the impact of the amortization of acquired intangibles, potential timing differences associated with capital expenditures and the related depreciation charges.


OTHER EXPENSE

     Total other expense increased $0.9 million for the first quarter fiscal 1999 compared to the same period in fiscal 1998. This increase was primarily the result of increased interest expense due to borrowings on the Company's line of credit during fiscal 1998 to finance acquisition activities.

LIQUIDITY AND CAPITAL RESOURCES

  Cash flow generated from operations provides the Company with a significant source of liquidity to meet its needs. Net cash provided by operating activities increased 124% to $32.6 million for the first quarter fiscal 1999, from $14.5 million in the same period of fiscal 1998. Cash provided by operations before changes in working capital was $32.3 million for the first quarter fiscal 1999, an increase of $7.8 million (32%) compared to the same
period of the prior year.   This difference is primarily driven by the $9.6
million increase in EBITDA. Cash was provided in the first quarter fiscal 1999 from net changes in working capital of $0.3 million, compared to net cash required to fund net changes in working capital of $10.0 million for the same period in fiscal 1998. The changes in working capital resulted primarily from increases in accounts receivable due to acquisitions, changes in net merchant processing funds, and the timing and payments on accounts payable and accrued liabilities, including income taxes. The changes in net merchant processing funds reflect normal fluctuations in the timing of credit card sales processed and vary from month to month. The changes due to accounts payable and accrued liabilities primarily relate to the timing of payroll and related liabilities, and an increase in deferred revenue resulting from acquisitions.

  For the first quarter fiscal 1999, cash used in investing activities decreased to $8.1 million, compared to $13.7 million in the same period of fiscal 1998. The decrease is primarily due to the first quarter fiscal 1998 acquisitions of two pharmacy systems companies in the United Kingdom. The Company continues to invest in capital expenditures related to growth in the business and acceleration of certain strategic initiatives. The Company has financed its acquisition program through cash flows from operations, equity, borrowings on its line of credit and debt offerings.

  Net cash used in financing activities increased to $15.0 million for the first quarter of fiscal 1999 from $1.5 in the same period of the prior year. During the first quarter, the Company repaid $10.0 million on the $75.0 million borrowed in fiscal 1998 to finance portions of its acquisitions, merger costs and to eliminate PHSS' outstanding line of credit balance ($32.6 million). Dividends of $2.5 million and $2.0 million were paid during the first quarter periods of fiscal 1999 and 1998, respectively.

  The Company has a committed, unsecured $125.0 million revolving line of credit that expires in December 2002. At August 31, 1998, there was $65.0 million outstanding under the facility. The Company also has a $15.0 million uncommitted line of credit to fund working capital requirements, under which there were no amounts outstanding at August 31, 1998. Management believes that its current level of cash and borrowing capacity, along with future cash flows from operations are sufficient to meet the needs of its existing operations and its planned requirements for the foreseeable future. The Company regularly evaluates cash requirements for current operations, commitments, development activities and strategic acquisitions. The Company may elect to raise additional funds for these purposes, either through the issuance of additional debt or equity or otherwise, as appropriate.

YEAR 2000 COMPLIANCE

INTRODUCTION

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's hardware, software and embedded systems ("computer systems") that have time/ date-sensitive software and hardware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculation. The Company presently believes that, with modification to existing computer systems, as scheduled, the Year 2000 issue will not pose significant operational problems for the Company's systems, as so modified and converted.

     The Company has a Program Office to define, evaluate and conduct audits of the Company and its progress toward Year 2000 compliance. The Company also has a Year 2000 Senior Advisory Board comprised of nine members of senior management and a Year 2000 Task Force comprised of representatives from various departments from each of the Company's operating subsidiaries. The Task Force is charged with evaluating the Company's Year 2000 effort and regularly reporting results to the Program Office. The Senior Advisory Board is charged with evaluating the progress reported by the Program Office and addressing any issues as they arise.


STATUS OF PROGRESS

     Each of the Company's operating units has conducted an inventory and assessment of its technology to identify the computer systems that could be affected by the Year 2000 issue. The Year 2000 Program Office monitors the progress of the operating units in their implementation plans to resolve Year 2000 issues, tracks dependencies and provides reports to the Senior Advisory Board.

     The Task Force members guide the Year 2000 remediation and testing efforts at their respective locations. The majority of the efforts should meet their scheduled target dates. However, some of the remediation is ongoing due to the reliance upon suppliers, vendors and outsourcers for system upgrades, evaluation and testing. Testing, verification and/or certification with parties external to NDC is slated for 1999.


COSTS TO ADDRESS

     As it relates to internal computer systems, the Company is incurring internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the Year 2000. Given the nature of the Company's ongoing system development activities throughout our businesses, it is difficult to quantify, with specificity, all of the costs being incurred to address this issue. A significant proportion of these costs is not likely to be incremental costs to the Company, but will represent the redeployment of existing information technology resources. The Company's employees have performed the majority of the work performed thus far on the implementation plans. The costs incurred to date range between $10-15 million, and the estimated costs to complete comprise an additional $10 million in each of the current and the next fiscal year. These costs exclude capital expenditure estimates, as the Company is completing its assessment of all capital requirements. The total cost estimate of the implementation plan may be revised because the plan is constantly evaluated and revised as a result of many factors. These factors include but are not limited to, the results of any phase of the implementation plan, customer requirements, or recommendations by contractors retained by the Company. The Company does not expect that the opportunity costs of executing the implementation plan will have a material effect on the financial condition of the Company or its results of operations.

RISKS

     The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties upon which the Company relies. Accordingly, the Company is requesting assurances from certain software vendors from which it has acquired, or from which it may acquire software, that the software will correctly process all date information at all times. In addition, the Company is querying certain of its customers and suppliers as to their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the Year 2000 approaches and is reached. The Company is heavily reliant upon customers in the health care, banking and credit card industries. Failure to appropriately address the Year 2000 issue by a major customer or supplier or a material percentage of the smaller customers could have a material adverse effect on the financial condition and results of operations of the Company. The Company does not expect any material research and development activities to be delayed due to the Year 2000 compliance efforts, however if certain initiatives are delayed, the result could have an adverse effect to the Company.

  The Company's business is also heavily reliant upon external suppliers to provide certain operating elements of its business. Some of these providers include telecommunication services, computer systems, banks and utility companies. The Company exerts no control over the efforts of these companies to become Year 2000 compliant. The services provided by these parties are critical to the operations of the Company and the Company is heavily reliant upon these parties to successfully address the Year 2000 issue. Therefore, if any of these parties fail to provide the Company with services, the Company's ability to conduct business could be materially impacted. The result of such impact may have a material adverse effect on the financial condition and results of operations of the Company.


CONTINGENCY

     The Company's Year 2000 compliance activities are being regularly monitored and evaluated. Contingency plans are being established and implemented as the risks are identified. Additional steps are being taken to further minimize the risks associated with the Year 2000 issue. For example, on-site audits are being performed to evaluate the progress of the operating units toward meeting their goals. The results of these audits are compared to the implementation plan and presented to the Senior Advisory Board and the Company's Board of Directors. Also, the dependencies between operating units have been documented.


SUMMARY

     There are no assurances that the Company will identify all date-handling problems in its business systems or those of its customers and suppliers in advance of their occurrence or that the Company will be able to successfully remedy all Year 2000 compliance issues that are discovered. However, the Company, in good faith, is strenuously working to identify all issues. To the extent that the Company is unable to resolve its Year 2000 issues prior to January 1, 2000, operating results could be adversely affected. In addition, the Company could be adversely affected if other entities (i.e. vendors or customers) not affiliated with the Company do not appropriately address their own Year 2000 compliance issues in advance of their occurrence.

FORWARD-LOOKING INFORMATION

  When used in this Quarterly Report on Form 10-Q, in documents incorporated herein and elsewhere by management or National Data Corporation ("NDC" or the "Company") from time to time, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements concerning the Company's business operations, economic performance and financial condition, including in particular, the Company's business strategy and means to implement the strategy, the Company's objectives, the amount of future capital expenditures, the likelihood of the Company's success in developing and introducing new products and expanding its business, and the timing of the introduction of new and modified products or services. For those statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond the control of the Company and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, including the following factors: (a) those set forth in Exhibit 99.1 to this Quarterly Report on Form 10-Q and elsewhere herein; and (b) those set forth from time to time in the Company's press releases and reports and other filings made with the Securities and Exchange Commission. The Company cautions that such factors are not exclusive. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

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


ITEM 2 - CHANGES IN SECURITIES
--------------------------------

None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None


ITEM 5 - OTHER INFORMATION
--------------------------

     The proxy to be solicited by management of the Company with respect to the 1999 Annual Meeting of Stockholders will confer discretionary authority to vote on any proposals of stockholders of the Company intended to be presented for consideration of such Annual Meeting that are submitted to the Company after July 17, 1999. Discretionary voting authority is the ability to vote proxies that stockholders have executed and returned to us, on matters not specifically reflected on the proxy card, and on which stockholders have not had an opportunity to vote by proxy.


ITEM 6 - EXHIBITS AND REPORTS FILED ON FORM 8-K
-----------------------------------------------

(a) Exhibits:

    (10)   -  Amendment to the National Data Corporation Employees Retirement
              Plan
    (27)   -  Financial Data Schedule
    (99.1) - Private Securities Litigation Reform Act Of 1995 Safe Harbor Compliance Statement For Forward-Looking Statements

(b) Reports Filed on Form 8-K:

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      National Data Corporation
                                      -------------------------
                                      (Registrant)


Date:   October 15, 1998              By:  /s/ Kevin C. Shea
      ---------------------              ------------------------
                                           Kevin C. Shea
                                           Chief Financial Officer
                                           (Principal Financial Officer)


Date:   October 15, 1998              By:  /s/ David H. Shenk
      ---------------------              ------------------------
                                           David H. Shenk
                                           Corporate Controller
                                           (Chief Accounting Officer)