Form 10-Q
period 1998-11-30
NATIONAL DATA CORP
filed 1999-01-14
CIK 70033

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

     [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For Quarterly Period Ended November 30, 1998.
                                           -------------------

                                       OR

     [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File No.  001-12392
                                             ---------

                           NATIONAL DATA CORPORATION
                           -------------------------
              (Exact name of registrant as specified in charter)

               DELAWARE                                         58-0977458
     -------------------------------                        ------------------
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                        Identification No.)

     National Data Plaza, Atlanta, Georgia                      30329-2010
    --------------------------------------                  ------------------
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

                Common Stock, Par Value $.125  33,670,616 shares
                ------------------------------------------------
                       Outstanding as of January 5, 1999
                       ---------------------------------

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NATIONAL DATA CORPORATION


(In thousands, except per share data)
------------------------------------------------------------------------------
                                               Three Months Ended November 30,
                                               -------------------------------
                                                   1998                 1997
                                              --------------------------------
Revenue                                         $191,522             $144,325
------------------------------------------------------------------------------
Operating Expenses:
     Cost of service                              98,852               73,785
     Sales, general and administrative            62,970               55,670
                                              --------------------------------
                                                 161,822              129,455
                                              --------------------------------

Operating income                                  29,700               14,870
------------------------------------------------------------------------------
Other income (expense):
     Interest and other income                       844                  456
     Interest and other expense                   (3,929)              (3,040)
     Minority interest                              (817)                (607)
                                              --------------------------------
                                                  (3,902)              (3,191)
                                              --------------------------------

Income before income taxes                        25,798               11,679
Provision for income taxes                        10,061                4,617
------------------------------------------------------------------------------
     Net income                                 $ 15,737             $  7,062
                                              ================================


Basic earnings per share                        $   0.47             $   0.23
                                              ================================

Diluted earnings per share                      $   0.45             $   0.22
                                              ================================

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NATIONAL DATA CORPORATION


(In thousands, except per share data)
-------------------------------------------------------------------------

                                            Six Months Ended November 30,
                                            -----------------------------
                                                  1998       1997
                                            -----------------------------

Revenue                                        $ 383,204   $292,229
-------------------------------------------------------------------------

Operating Expenses:
     Cost of service                             199,227    148,838
     Sales, general and administrative           123,371    106,722
                                             ----------------------------
                                                 322,598    255,560
                                             ----------------------------

Operating income                                  60,606     36,669
-------------------------------------------------------------------------
Other income (expense):
     Interest and other income                     1,418        940
     Interest and other expense                   (7,655)    (6,069)
     Minority interest                            (1,812)    (1,308)
                                             ----------------------------
                                                  (8,049)    (6,437)
                                             ----------------------------

Income before income taxes                        52,557     30,232
Provision for income taxes                        20,497     11,580
-------------------------------------------------------------------------
     Net income                                $  32,060   $ 18,652
                                             ============================


Basic earnings per share                       $    0.95   $   0.61
                                             ============================

Diluted earnings per share                     $    0.92   $   0.58
                                             ============================




See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NATIONAL DATA CORPORATION
(In thousands)
------------------------------------------------------------------------------------------------------
                                                                         Six Months Ended November 30,
                                                                         -----------------------------
                                                                               1998        1997
                                                                               ----        ----
Cash flows from operating activities:
 Net income                                                                 $ 32,060     $ 18,652
 Adjustments to reconcile net income to
   cash provided by operating activities:
     Depreciation and amortization                                            13,869       13,383
     Amortization of acquired intangibles and goodwill                        13,275        9,469
     Minority interest in earnings                                             1,812        1,308
     Provision for bad debts                                                   2,644          559
     Other, net                                                                1,191          534
     Changes in current assets and liabilities which provided (used) cash, net of the effects of acquisitions:
       Accounts receivable, net                                               (7,813)      (6,102)
       Merchant processing working capital                                    (5,904)       3,295
       Inventory                                                              (1,143)         390
       Prepaid expenses and other assets                                      (2,630)       1,325
       Accounts payable and accrued liabilities                                5,922      (12,716)
       Income taxes payable and deferred income taxes                         (3,600)      (4,354)
                                                                          -----------------------
 Net cash provided by operating activities                                    49,683       25,743
                                                                          -----------------------
Cash flows from investing activities:
 Capital expenditures                                                        (18,732)     (11,687)
 Decrease in investments                                                       1,126            -
 Business acquisitions, net of cash acquired                                       -       (8,424)
                                                                          -----------------------
 Net cash used in investing activities                                       (17,606)     (20,111)
                                                                          -----------------------
Cash flows from financing activities:
 Net repayments under lines of credit                                         (8,000)           -
 Net (payments) borrowings on notes payable                                   (1,424)       4,111
 Net principal payments under capital lease arrangements                      (6,191)      (1,869)
 Net proceeds from the issuance of stock from stock plans                          -        3,331
 Net treasury stock purchased                                                 (5,757)           -
 Distributions to minority interests                                          (1,053)      (3,134)
 Dividends paid                                                               (5,045)      (3,982)
                                                                          -----------------------
 Net cash used in financing activities                                       (27,470)      (1,543)
                                                                          -----------------------
Increase in cash and cash equivalents                                          4,607        4,089
Cash and cash equivalents, beginning of period                                 3,241       18,909
                                                                          -----------------------
Cash and cash equivalents, end of period                                    $  7,848     $ 22,998
                                                                          =======================

See Notes to Unaudited Consolidated Financial Statements.


CONSOLIDATED BALANCE SHEETS
NATIONAL DATA CORPORATION

(In thousands, except share and per share data)
------------------------------------------------------------------------------------------------------------------
                                                                                       November 30,     May 31,
                                                                                          1998           1998
                                                                                      -------------  -------------
                                                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                              $  7,848      $  3,241

  Billed accounts receivable                                                              143,047       135,223
  Unbilled accounts receivable                                                             19,355        18,835
  Allowance for doubtful accounts                                                         (10,812)       (7,394)
                                                                                     ------------- -------------
     Accounts receivable, net                                                             151,590       146,664
  Income tax receivable                                                                       144           635
  Inventory                                                                                 6,393         5,253
  Deferred income taxes                                                                     1,281             -
  Prepaid expenses and other current assets                                                21,890        16,333
                                                                                     ------------- -------------
      Total current assets                                                                189,146       172,126
                                                                                     ------------- -------------
Property and equipment, net                                                                92,385        74,234
Intangible assets, net                                                                    431,620       458,223
Deferred income taxes                                                                      36,601        20,145
Other                                                                                       6,776         6,487
                                                                                     ------------- -------------
Total Assets                                                                            $ 756,528     $ 731,215
                                                                                     ============= =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                        $  67,000     $  75,000
  Current portion of long-term debt                                                         6,239         1,621
  Obligations under capital leases                                                         12,729        11,053
  Accounts payable and accrued liabilities                                                 76,128        73,115
  Deferred income taxes                                                                         -            92
  Deferred income                                                                          25,106        25,216
                                                                                     ------------- -------------
      Total current liabilities                                                           187,202       186,097
                                                                                     ------------- -------------
Long-term debt                                                                            149,497       155,477
Obligations under capital leases                                                           18,034        12,390
Other long-term liabilities                                                                13,131        10,313
                                                                                     ------------- -------------
      Total liabilities                                                                   367,864       364,277
                                                                                     ------------- -------------
Minority interest in equity of subsidiaries                                                19,762        19,003
Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $1.00 per share; 1,000,000 shares authorized, none issued          -             -
  Common stock, par value $.125 per share; 100,000,000 shares authorized, 33,888,849
      and 33,791,534 shares issued, respectively.                                           4,236         4,224
  Capital in excess of par value                                                          342,265       344,019
  Treasury stock, at cost, 271,581 and 159,200 shares, respectively                        (8,358)       (5,980)
  Retained earnings                                                                        36,453         9,537
  Cumulative translation adjustment                                                        (2,963)       (2,011)
  Deferred compensation                                                                    (2,731)       (1,854)
                                                                                     ------------- -------------
      Total Shareholders' Equity                                                          368,902       347,935
                                                                                     ------------- -------------
Total Liabilities and Shareholders' Equity                                              $ 756,528     $ 731,215
                                                                                     ============= =============

See Notes to Unaudited Consolidated Financial Statements.


                        NOTES TO UNAUDITED CONSOLIDATED
                        -------------------------------
                              FINANCIAL STATEMENTS
                             ---------------------

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


NOTE 2 - EARNINGS PER SHARE:

Basic earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share using the treasury stock method. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per share. The convertible notes issued in fiscal 1997 have an antidilutive effect on diluted earnings per share; accordingly, the notes are excluded from earnings per share calculations.

The basic and diluted number of shares outstanding are as follows (In thousands):

                              Three Months Ended               Six Months Ended
                                 November  30,                    November 30,
                         ---------------------------------------------------------------
                              1998            1997            1998            1997
                         --------------  --------------  --------------  ---------------
    Basic                        33,681          30,937          33,702           30,894
    Stock Options                 1,127           1,506           1,221            1,585
                         ---------------------------------------------------------------
    Diluted                      34,808          32,443          34,923           32,479
                         ===============================================================

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental cash flow disclosures, including non-cash investing and financing activities, for the six months ended November 30, 1998 and 1997 are as follows (In thousands):

                                                        1998           1997
                                                     -----------    ----------
Income taxes paid, net of refunds                       $21,090        $14,760
Interest paid                                             7,217          5,489
Property and equipment capital leases                    13,511          1,455


NOTE 4 - COMPREHENSIVE INCOME:

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of "comprehensive income" and its components. Comprehensive income for the Company consists of net income and foreign currency translation adjustments. Total comprehensive income (in thousands of dollars) was $15,769 and $7,094 for the three month periods ended November 30, 1998 and 1997, respectively. Total comprehensive income (in thousands of dollars) was $32,165 and $18,660 for the six month periods ended November 30, 1998 and 1997, respectively.


NOTE 5 - SUBSEQUENT EVENTS:

The Company acquired substantially all of the assets of John Richardson Computers ("JRC") on December 31, 1998 from its parent company Taylor Nelson Sofres plc. JRC, based in Preston, England, is a leading provider of systems for pharmacies throughout the United Kingdom. This acquisition strengthens the Company's presence in the United Kingdom Health Information Services market.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


REVENUE
(In millions)

                                                           Second Quarter Ended November 30,
                                      ------------------------------------------------------------------------
                                                  1998                          1997                 Increase
                                      -------------------------     -------------------------     ------------
Revenue:
   Health Information Services              $112.4           59%          $ 72.5           50%              55%
   Electronic Commerce:
      Integrated Payment Systems              46.1           24%            38.7           27%              19%
      Global Payment Systems                  40.8           21%            39.8           28%               3%
      Intercompany Revenue                    (7.8)          (4%)           (6.7)          (5%)             16%
                                      -------------------------------------------------------------------------
                                              79.1           41%            71.8           50%              10%
                                      -------------------------------------------------------------------------
          Total Revenue                     $191.5          100%          $144.3          100%              33%
                                      =========================================================================


     Total revenue for the second quarter of fiscal 1999 was $191.5 million, an increase of $47.2 million (33%) from the same period in fiscal 1998. The increase resulted from increased revenue in Health Information Services, $39.9 million (55%); and in the Electronic Commerce business, specifically, Integrated Payment Systems, $7.4 million (19%), and Global Payment Systems, $1.0 million (3%).

(In millions)

                                                             Six Months Ended November 30,
                                      ------------------------------------------------------------------------
                                                  1998                          1997                 Increase
                                      ------------------------      -------------------------     ------------
Revenue:
   Health Information Services              $221.8          58%           $147.8           51%              50%
   Electronic Commerce:
      Integrated Payment Systems              94.5          25%             77.5           27%              22%
      Global Payment Systems                  82.3          21%             80.2           27%               3%
      Intercompany Revenue                   (15.4)         (4%)           (13.3)          (5%)             16%
                                      -------------------------------------------------------------------------
                                             161.4          42%            144.4           49%              12%
                                      -------------------------------------------------------------------------
          Total Revenue                     $383.2         100%           $292.2          100%              31%
                                      =========================================================================

     Total revenue for the first half of fiscal 1999 was $383.2 million, an increase of $91.0 million (31%) from the same period in fiscal 1998. The increase resulted from increased revenue in Health Information Services, $74.0 million (50%); and in the Electronic Commerce business, specifically, Integrated Payment Systems, $17.0 million (22%), and Global Payment Systems, $2.1 million (3%).

     Health Information Services.  Health Information Services revenue growth in
     ----------------------------
the second quarter and first half of fiscal 1999 was a result of increases from internally developed products and services as well as the impact of two third quarter fiscal 1998 acquisitions, Source Informatics Inc. ("Source") and a subsidiary of Pharmaceutical Marketing Services Inc. ("PMSI").

     Electronic Commerce.  Electronic Commerce revenue growth in the second
     --------------------
quarter and first half of fiscal 1999 reflects the impact of growth of the industry, programs directed at new vertical industry offerings and new distribution channels, in addition to growth in basic market demand. This growth was reflected in an increase in the volume of merchant sales processed, due to a larger customer base and higher consumer credit card spending. In addition, the fourth quarter fiscal 1998 acquisition of CheckRite International, Inc. and Global Payment Systems' new back office services contributed to the revenue growth in the fiscal 1999 results.

COSTS AND EXPENSES

     Cost of service increased $25.1 million (34%) in the second quarter and $50.4 million (34%) in the first half of fiscal 1999 from the same periods in fiscal 1998. The increase was primarily a result of increased operating costs associated with revenue growth and higher cost of service in companies acquired in fiscal 1998, primarily Physician Support Systems, Inc. ("PHSS") to support current and expected revenue growth in the physician management services area. Total cost of service, as a percentage of revenue, increased from 51%, for both the second quarter and first half of fiscal 1998, to 52% for the same periods of fiscal 1999. The Company continues to make investments to leverage its computer operations, telecommunications infrastructure, and investments in new market opportunities.

     Sales, general and administrative expenses ("SG&A") increased $7.3 million (13%) in the second quarter and $16.6 million (16%) in the first half of fiscal 1999 from the same periods in fiscal 1998. This increase was primarily due to expenses associated with continuing investments in product development, Year 2000 compliance initiatives, distribution channel expansion and development of the Health Information Services branding program for continued revenue growth. However, as a percentage of revenue, these expenses decreased to 33% from 39% for the second quarter of fiscal 1999 from the same period in fiscal 1998. As a percentage of revenue, these expenses decreased to 32% from 37% for the first half of fiscal 1999 from the same period in fiscal 1998. SG&A expenses continue to decrease as a percentage of revenue since revenues are growing at a faster rate than these expenses. The decrease as a percentage of revenue also reflects synergies realized from the integration of acquisitions.

OPERATING INCOME

     Operating income increased to $29.7 million from $14.9 million (100%) in the second quarter of fiscal 1999 from the same period in fiscal 1998. As a percentage of revenue, the Company's operating income margin increased 50% to 15.5% from 10.3% in the second quarter of fiscal 1999 from the same period in fiscal 1998.

     Operating income increased to $60.6 million from $36.7 million (65%) in the first half of fiscal 1999 from the same period in fiscal 1998. As a percentage of revenue, the Company's operating income margin increased 26% to 15.8% from 12.5% in the first half of fiscal 1999 from the same period in fiscal 1998.

     These improvements reflect improved margins in operations and profitability through execution of strategies to reposition the base business and investments in new market opportunities.


EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") was $43.8 million for the second quarter of fiscal 1999 and $26.1 million for the same period in fiscal 1998. As a percentage of revenue, EBITDA was 23% for the second quarter of fiscal 1999 and 18% for the same period in fiscal 1998.

     EBITDA was $87.8 million for the first half of fiscal 1999 and $59.5 million for the same period in fiscal 1998. As a percentage of revenue, EBITDA was 23% for the first half of fiscal 1999 and 20% for the same period in fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

  Cash flow generated from operations provides the Company with a significant source of liquidity to meet its needs. Net cash provided by operating activities increased 93% to $49.7 million for the first half of fiscal 1999, from $25.7 million in the same period of fiscal 1998. Cash provided by operations before changes in working capital was $64.9 million for the first half of fiscal 1999, an increase of $21.0 million (48%) compared to the same
period of the prior year.   This difference is primarily driven by the $28.2
million increase in EBITDA. Cash required to fund net changes in working capital was $15.2 million in the first half of fiscal 1999 and $18.2 million for the same period in fiscal 1998. The changes in working capital resulted primarily from an increase in accounts receivable due to revenue growth, changes in net merchant processing funds, the timing and payments for prepaid expenses, other current assets, accounts payable and accrued liabilities. The changes in net merchant processing funds reflect normal fluctuations in the timing of credit card sales processed and vary from month to month. The changes due to accounts payable and accrued liabilities primarily relate to the timing of payroll and related liabilities.

  For the first half of fiscal 1999, cash used in investing activities decreased to $17.6 million, compared to $20.1 million in the same period of fiscal 1998. The decrease is primarily due to the first quarter fiscal 1998 investment in the acquisition of two pharmacy systems companies in the United Kingdom. The decrease is partially offset by an increase in capital expenditures during the first half of fiscal 1999. The Company continues to invest in capital expenditures related to growth in the business and acceleration of certain strategic initiatives. The Company has financed its investing activities through cash flows from operations, equity, borrowings on its line of credit and debt offerings.

  Net cash used in financing activities increased to $27.5 million for the first half of fiscal 1999 from $1.5 in the same period of fiscal 1998. During this period, the Company repaid $8.0 million on the $75.0 million borrowed in fiscal 1998 to finance portions of its acquisitions, merger costs and to eliminate PHSS' outstanding line of credit balance ($32.6 million). Principal payments under capital lease arrangements increased to $6.2 million for the first half of 1999 from $1.9 million in the same period of fiscal 1998 due to capital leases acquired through 1998 acquisitions and current year property and equipment acquired under capital leases. The Company purchased $7.5 million of its own common stock during the first half of fiscal 1999, offset by the reissuance of stock valued at $1.7 million under Company stock plans. Dividends of $5.0 million and $4.0 million were paid during the first six month periods of fiscal 1999 and 1998, respectively.

  The Company has a committed, unsecured $125.0 million revolving line of credit that expires in December 2002. At November 30, 1998, there was $67.0 million outstanding under the facility. The Company also has a $15.0 million uncommitted line of credit to fund working capital requirements, under which there were no amounts outstanding at November 30, 1998. Management believes that its current level of cash and borrowing capacity, along with future cash flows from operations are sufficient to meet the needs of its existing operations and its planned requirements for the foreseeable future. The Company regularly evaluates cash requirements for current operations, commitments, development activities and strategic acquisitions. The Company may elect to raise additional funds for these purposes, either through the issuance of additional debt or equity or otherwise, as appropriate.

YEAR 2000 COMPLIANCE

INTRODUCTION

     The Year 2000 issue is the result of the potential for computer programs to improperly interpret dates in the year 2000 and beyond. Certain of the Company's computer systems used for product or internal use that have time/date-sensitive software and hardware may misinterpret dates resulting in a system failure or miscalculation. The Company presently believes that, with modification to existing computer systems as scheduled, the Year 2000 issue should not pose significant operational problems for the Company's products and internal systems, as so modified and converted.

     The Company has formed a corporate Program Office to define, evaluate and conduct audits of the Company and its progress toward Year 2000 compliance. The Company also has a Year 2000 Senior Advisory Board comprised of nine members of senior management and a Year 2000 Task Force comprised of representatives from various departments from each of the Company's operating subsidiaries. The Task Force is charged with evaluating the Company's Year 2000 efforts and regularly reporting results to the corporate Program Office. The corporate Program Office monitors the progress of the operating units in their implementation plans to resolve Year 2000 issues, tracks dependencies and provides reports to the Senior Advisory Board. The Senior Advisory Board is charged with evaluating the progress reported by the corporate Program Office and addressing any strategic issues as they arise.


STATUS OF PROGRESS

     The corporate Program Office has established an implementation plan to address the Year 2000 issue. The implementation plan phases are stated and defined as follows:

Phase I - Inventory/Assessment.  List and classify all significant software,
          --------------------
hardware, networks, products, services, facilities, environment, third party relationships and any additional items that could be affected by the Year 2000 issue. For each item on the inventory, assess the likelihood of meeting the target dates to be corrected for Year 2000 data processing and ready for testing. This phase includes developing plans and strategies to manage each item on the inventory and assessment. Certain of the Company's products/services utilize third party software and/or hardware products in conjunction with proprietary software. In these cases, due diligence has been performed on the third party vendors and the Company has made or is in the process of making clients aware of upgrades/replacements that may be required if the third party products are not compliant.

Phase II - Remediation.  Determine and implement methodology for correcting Year
           -----------
2000 issues via coding, upgrades, replacements, etc. and deliver to testing.

Phase III - Internal Testing.  Perform testing from developed plans as a result
            ----------------
of remediation, upgrades and/or testing of indicated Year 2000 compliant third party applications or services. At the completion of this phase, the Company's computer systems are deemed to be Year 2000 ready subject to implementation. The Company anticipates this phase will be substantially completed by June 1, 1999.

Phase IV - External Testing.  Perform end to end connection point testing with
           ----------------
third parties the Company relies upon for certain operating elements via interfaces and service providers. While this phase is scheduled to be completed by September 1999, the Company anticipates continuing tests with third parties past this date.

Phase V - Implementation and Proactive Management.  Transition Year 2000
          ---------------------------------------
compliant computer systems into a production/live environment.

For mission critical systems, the Company believes Phase I is completed. The diverse mission critical systems across the Company are at various stages of completion in Phase II. For the systems requiring remediation, a majority in the Health Information Services business have entered Phase III. The Electronic Commerce business has accomplished degrees of fulfillment through Phase IV, ahead of schedule. The Company believes its efforts will meet the scheduled target dates through Phase III. However, some of the remediation is ongoing due to the reliance upon suppliers, vendors and outsourcers for systems upgrades, evaluation and testing.


COSTS TO ADDRESS

     As it relates to internal computer systems, the Company is incurring internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its systems for the Year 2000. Given the nature of the Company's ongoing system development activities throughout its businesses, it is difficult to quantify, with specificity, all of the costs being incurred to address this issue. A significant portion of these costs is not likely to be incremental costs to the Company, but will represent the redeployment of existing information technology resources. The Company's employees have performed the majority of the work completed thus far on the implementation plans. The costs incurred to date range between $15-20 million. The estimated costs to complete comprise an additional $5-10 million in the current fiscal year and $5 million in the next fiscal year. These costs exclude capital expenditure estimates, as the Company is completing its assessment of all capital requirements. The total cost estimate for the implementation plan may be revised because the plan is constantly evaluated and revised as a result of many factors. These factors include, but are not limited to, the results of any phase of the implementation plan, customer requirements, or recommendations by contractors retained by the Company. The Company does not expect that the opportunity costs of executing the implementation plan will have a material effect on the financial condition of the Company or its results of operations.


RISKS

     The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties upon which the Company relies. Accordingly, the Company is requesting assurances from certain software vendors from which it has acquired, or from which it may acquire software, that the software will correctly process all date information at all times. In addition, the Company is querying certain of its customers and suppliers as to their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the Year 2000 approaches and is reached. The Company is heavily reliant upon customers and other third parties in the health care, banking and credit card industries, in terms of electronic interfaces. Failure to appropriately address the Year 2000 issue by major customers or suppliers or a material percentage of the smaller customers could have a material adverse effect on the financial condition and results of operations of the Company. The Company does not expect any material research and development activities to be delayed due the Year 2000 compliance efforts, however if certain initiatives are delayed, the result could have an adverse effect to the Company.

     In order for the testing phase of the Year 2000 plan to be completed, the Company is reliant upon its customers and other third party connection points to prepare their systems for testing. The Company could be affected if a significant number of customers delay testing until the end of 1999. In order to address this issue, the Company is evaluating the impact of those customers who have not yet coordinated with the Company for upgrades, certification/ verification, and testing. The customers with the greatest revenue impact have been identified and their testing/certification process is being analyzed. If possible, coordination for testing is targeted by June 1999. If coordination of a preset testing time is not possible, the revenue impact for the accommodation of last minute testing is being evaluated. The goal is to protect major revenues before October 1999, so that the Company's overall revenue is not impacted.

     The Company's business is also heavily reliant upon external suppliers to provide certain operating elements of its business. Some of these providers include telecommunication services, computer systems, banks and utility companies. Currently, due diligence is being performed on suppliers to the Company. Inquiries are made regarding each supplier's Year 2000 efforts and contingency plans are developed as necessary. However, the Company exerts no control over the efforts of these companies to become Year 2000 compliant. The services provided by these parties are critical to the operations of the Company and the Company is heavily reliant upon these parties to successfully address the Year 2000 issue. Therefore, if any of these parties fail to provide the Company with services, the Company's ability to conduct business could be materially impacted. The result of such impact may have a material adverse effect on the financial condition and results of operations of the Company.


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


SUMMARY

     There are no assurances that the Company will identify all date-handling problems in its business systems or those of its customers and suppliers in advance of their occurrence or that the Company will be able to successfully remedy all Year 2000 compliance issues that are discovered. However, the Company, in good faith, is working to identify all issues. To the extent that the Company is unable to resolve its Year 2000 issues prior to January 1, 2000, operating results could be adversely affected. In addition, the Company could be adversely affected if other entities (i.e. vendors or customers) not affiliated with the Company do not appropriately address their own Year 2000 compliance issues in advance of their occurrence.

FORWARD-LOOKING INFORMATION

     When used in this Quarterly Report on Form 10-Q, in documents incorporated herein and elsewhere by management or National Data Corporation ("NDC" or the "Company") from time to time, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements concerning the Company's business operations, economic performance and financial condition, including in particular, the Company's business strategy and means to implement the strategy, the Company's objectives, the amount of future capital expenditures, the likelihood of the Company's success in developing and introducing new products and expanding its business, and the timing of the introduction of new and modified products or services. For those statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond the control of the Company and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, including the following factors: (a) those set forth in Exhibit 99.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 1998 and, incorporated herein by reference, and elsewhere herein; and (b) those set forth from time to time in the Company's press releases and reports and other filings made with the Securities and Exchange Commission. The Company cautions that such factors are not exclusive. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

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

None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Company's annual meeting of stockholders was held on October 22, 1998. At the annual meeting, the stockholders of the Company approved the following items:

1. Election of J. Veronica Biggins as the Class III director, to serve until the annual meeting of stockholders in 2001, or until her successor is duly elected and qualified;

2. Amendment of the 1984 Non-employee Director Stock Option Plan ("the Director Option Plan") to:

    (a) increase the number of shares that may be issued thereunder from 345,000 to 545,000 shares;

    (b) extend the termination date from September 6, 1999 until September 6, 2004; and

    (c) provide that any option granted under the Director Option Plan may be assigned or transferred by will, the laws of descent and distribution or pursuant to a qualified domestic relations order or to certain permitted transferees approved by the Board of Directors or a Committee of the Board of Directors administering the Director Option Plan.


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



                                            National Data Corporation
                                            -------------------------
                                                  (Registrant)


Date:   January 14, 1999                    By: /s/ Kevin C. Shea
        ----------------                        -----------------------------
                                                Kevin C. Shea
                                                Chief Financial Officer
                                                (Principal Financial Officer)


Date:   January 14, 1999                    By: /s/ David H. Shenk
        ----------------                        -----------------------------
                                                David H. Shenk
                                                Corporate Controller
                                                (Chief Accounting Officer)