Form 10-Q
period 1999-02-28
NATIONAL DATA CORP
filed 1999-04-14
CIK 70033

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

           [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For Quarterly Period Ended February 28, 1999.
                                            -----------------

                                      OR

           [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 001-12392
                                             ---------

                           NATIONAL DATA CORPORATION
                           -------------------------
              (Exact name of registrant as specified in charter)

              DELAWARE                                      58-0977458
           --------------------                        ---------------------
            (State or other jurisdiction of              (I.R.S.  Employer
            incorporation or organization)               Identification No.)

          National Data Plaza, Atlanta, Georgia              30329-2010
          --------------------------------               -------------------
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

               Common Stock, Par Value $.125 - 33,801,569 shares
               -------------------------------------------------
                       Outstanding as of March 31, 1999
                       --------------------------------

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NATIONAL DATA CORPORATION


(In thousands, except per share data)

-------------------------------------------------------------------------------------------------------------

                                                                              Three Months Ended February 28,
                                                                  -------------------------------------------
                                                                                1999                   1998
                                                                  ---------------------  --------------------
Revenues                                                                     $ 195,735              $ 171,546
-------------------------------------------------------------------------------------------------------------

Operating expenses:
     Cost of service                                                            96,387                 83,986
     Sales, general and administrative                                          64,518                 59,659
     Non-recurring charge                                                            -                120,163
                                                                  -------------------------------------------
                                                                               160,905                263,808
                                                                  -------------------------------------------

Operating income (loss)                                                         34,830                (92,262)
-------------------------------------------------------------------------------------------------------------
Other income (expense):
     Interest and other income                                                     359                    316
     Interest and other expense                                                 (3,723)                (3,606)
     Minority interest in earnings                                                (834)                  (584)
                                                                  -------------------------------------------
                                                                                (4,198)                (3,874)
                                                                  -------------------------------------------

Income (loss) before income taxes                                               30,632                (96,136)
Provision for income taxes                                                      11,946                    176
-------------------------------------------------------------------------------------------------------------
     Net income (loss)                                                       $  18,686              $ (96,312)
                                                                  ===========================================


Basic earnings (loss) per share                                              $    0.55              $   (2.89)
                                                                  ===========================================

Diluted earnings (loss) per share                                            $    0.52              $   (2.89)
                                                                  ===========================================

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NATIONAL DATA CORPORATION


(In thousands, except per share data)

-------------------------------------------------------------------------------------------------------------

                                                                         Nine Months Ended February 28,
                                                                  ------------------------------------------
                                                                               1999                  1998
                                                                  --------------------   -------------------
Revenues                                                                    $ 578,939              $ 463,775
------------------------------------------------------------------------------------------------------------

Operating expenses:
     Cost of service                                                          295,614                232,824
     Sales, general and administrative                                        187,889                166,381
     Non-recurring charge                                                           -                120,163
                                                                  ------------------------------------------
                                                                              483,503                519,368
                                                                  ------------------------------------------

Operating income (loss)                                                        95,436                (55,593)
------------------------------------------------------------------------------------------------------------
Other income (expense):
     Interest and other income                                                  1,777                  1,256
     Interest and other expense                                               (11,378)                (9,675)
     Minority interest in earnings                                             (2,646)                (1,892)
                                                                  ------------------------------------------
                                                                              (12,247)               (10,311)
                                                                  ------------------------------------------

Income (loss) before income taxes                                              83,189                (65,904)
Provision for income taxes                                                     32,444                 11,756
------------------------------------------------------------------------------------------------------------
     Net income (loss)                                                      $  50,745              $ (77,660)
                                                                  ==========================================


Basic earnings (loss) per share                                             $    1.51              $   (2.45)
                                                                  ==========================================

Diluted earnings (loss) per share                                           $    1.44              $   (2.45)
                                                                  ==========================================

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NATIONAL DATA CORPORATION

(In thousands)

--------------------------------------------------------------------------------------------------------------------------------

                                                                                                  Nine Months Ended February 28,
                                                                                     -------------------------------------------
                                                                                                    1999                  1998
                                                                                                    ----                  ----
Cash flows from operating activities:
      Net income (loss)                                                                          $  50,745             $ (77,660)
      Adjustments to reconcile net income to
        cash provided by operating activities:
          Non-recurring charges                                                                          -               110,340
          Depreciation and amortization                                                             21,508                17,450
          Amortization of acquired intangibles and goodwill                                         20,448                17,795
          Deferred income taxes                                                                      6,387               (19,278)
          Minority interest in earnings                                                              2,646                 1,892
          Provision for bad debts                                                                    3,937                 4,074
          Other, net                                                                                 1,749                   473
          Changes in current assets and liabilities which provided (used) cash, net of the effects of acquisitions:
                   Accounts receivable, net                                                        (17,066)              (19,063)
                   Merchant processing working capital                                              (6,258)                 (585)
                   Inventory                                                                        (1,956)                  448
                   Prepaid expenses and other assets                                                (3,522)               (5,564)
                   Accounts payable and accrued liabilities                                         (3,731)               (9,805)
                   Income taxes payable                                                                834                 7,787
                                                                                     -------------------------------------------
      Net cash provided by operating activities                                                     75,721                28,304
                                                                                     -------------------------------------------
Cash flows from investing activities:
      Capital expenditures                                                                         (25,493)              (16,587)
      Decrease in investments                                                                        1,125                     -
      Business acquisitions, net of cash acquired                                                   (6,665)              (44,894)
                                                                                     -------------------------------------------
      Net cash used in investing activities                                                        (31,033)              (61,481)
                                                                                     -------------------------------------------
Cash flows from financing activities:
      Net (repayments) borrowings under lines of credit                                            (23,000)               35,417
      Net payments on notes payable                                                                 (1,502)                 (401)
      Net principal payments under capital lease arrangements                                       (9,380)               (3,185)
      Net proceeds from the issuance of stock for stock plans                                            -                 3,881
      Net treasury stock purchased                                                                  (1,491)                    -
      Distributions to minority interests                                                           (3,092)               (4,325)
      Dividends paid                                                                                (7,585)               (6,504)
                                                                                     -------------------------------------------
      Net cash (used in) provided by financing activities                                          (46,050)               24,883
                                                                                     -------------------------------------------
Decrease in cash and cash equivalents                                                               (1,362)               (8,294)
Cash and cash equivalents, beginning of period                                                       3,241                18,909
                                                                                     -------------------------------------------
Cash and cash equivalents, end of period                                                         $   1,879             $  10,615
                                                                                     ===========================================

See Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
NATIONAL DATA CORPORATION

(In thousands, except share and per share data)

------------------------------------------------------------------------------------------------------------------------------
                                                                                               February 28,          May 31,
                                                                                                   1999               1998
                                                                                           -------------------   -------------
ASSETS                                                                                        (Unaudited)
Current assets:
  Cash and cash equivalents                                                                          $   1,879       $   3,241

  Billed accounts receivable                                                                           148,515         135,223
  Unbilled accounts receivable                                                                          22,011          18,835
  Allowance for doubtful accounts                                                                      (10,502)         (7,394)
                                                                                           --------------------  -------------
     Accounts receivable, net                                                                          160,024         146,664
  Income tax receivable                                                                                      -             635
  Inventory                                                                                              7,289           5,253
  Deferred income taxes                                                                                  1,281               -
  Prepaid expenses and other current assets                                                             23,440          16,333
                                                                                           --------------------  -------------
      Total current assets                                                                             193,913         172,126
                                                                                           ====================  =============

Property and equipment, net                                                                             94,154          74,234
Intangible assets, net                                                                                 429,698         458,223
Deferred income taxes                                                                                   26,106          20,145
Other                                                                                                    8,016           6,487
                                                                                           --------------------  -------------

Total Assets                                                                                         $ 751,887       $ 731,215
                                                                                           ====================  =============




LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                                     $  52,000       $  75,000
  Current portion of long-term debt                                                                      6,177           1,621
  Obligations under capital leases                                                                      12,627          11,053
  Accounts payable and accrued liabilities                                                              70,229          73,115
  Income tax payable                                                                                       188               -
  Deferred income taxes                                                                                      -              92
  Deferred income                                                                                       24,852          25,216
                                                                                           --------------------  -------------
      Total current liabilities                                                                        166,073         186,097
                                                                                           ====================  =============

Long-term debt                                                                                         149,479         155,477
Obligations under capital leases                                                                        15,729          12,390
Other long-term liabilities                                                                             11,991          10,313
                                                                                           --------------------  -------------
      Total Liabilities                                                                                343,272         364,277
                                                                                           ====================  =============

Commitments and contingencies

Minority interest in equity of subsidiaries                                                             18,557          19,003

Shareholders' equity:
  Preferred stock, par value $1.00 per share; 1,000,000 shares authorized, none issued                       -               -
  Common stock, par value $.125 per share; 100,000,000 shares authorized, 33,954,435
      and 33,791,534 shares issued, respectively.                                                        4,244           4,224
  Capital in excess of par value                                                                       344,125         344,019
  Treasury stock, at cost, 156,833 and 159,200 shares, respectively                                     (4,872)         (5,980)
  Retained earnings                                                                                     52,600           9,537
  Cumulative translation adjustment                                                                     (2,678)         (2,011)
  Deferred compensation                                                                                 (3,361)         (1,854)
                                                                                           --------------------  -------------
      Total Shareholders' Equity                                                                       390,058         347,935
                                                                                           --------------------  -------------

Total Liabilities and Shareholders' Equity                                                           $ 751,887       $ 731,215
                                                                                           ====================  =============

See Notes to Unaudited Consolidated Financial Statements.

                        NOTES TO UNAUDITED CONSOLIDATED
                        -------------------------------
                             FINANCIAL STATEMENTS
                             --------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In addition, certain reclassifications have been made to the fiscal 1998 consolidated financial statements to conform to the fiscal 1999 presentation.

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



NOTE 2 - EARNINGS PER SHARE:

Basic earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, and convertible debt, if converted, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period, generally are assumed to have a dilutive effect on earnings per share.

The following table sets forth the computation of basic and diluted earnings (In thousands):

                                                                        Three Months Ended
                                       --------------------------------------------------------------------------------------
                                                   February 28, 1999                           February 28, 1998
                                       ------------------------------------------- ------------------------------------------
                                          Income        Shares        Per Share       Income        Shares       Per Share
                                          ------        ------        ---------       ------        ------       ---------
Basic EPS:
Net income                                   $18,686        33,728         $ 0.55      ($96,312)        33,273      ($ 2.89)
                                                                    ==============                              =============

Effect of Dilutive Securities:
  Stock Options                                  ---         1,558                          ---            ---
                                       ----------------------------                ----------------------------
                                              18,686        35,286                     ( 96,312)        33,273
  Convertible debt                             1,185         2,752                          ---            ---

Diluted EPS:
                                       --------------------------------------------------------------------------------------
Income available to common
stockholders plus assumed conversions        $19,871        38,038         $ 0.52      ($96,312)        33,273      ($ 2.89)
                                       ======================================================================================

                                                                         Nine Months Ended
                                       --------------------------------------------------------------------------------------
                                                   February 28, 1999                           February 28, 1998
                                       ------------------------------------------- ------------------------------------------
                                          Income        Shares        Per Share       Income        Shares       Per Share
                                          ------        ------        ---------       ------        ------       ---------
Basic EPS:
Net income                                   $50,745        33,711         $ 1.51     ($77,660)         31,678      ($ 2.45)
                                                                    ==============                              =============

Effect of Dilutive Securities:
  Stock Options                                  ---         1,334                         ---             ---
                                       ----------------------------                ----------------------------
                                              50,745        35,045                     (77,660)         31,678
  Convertible debt                             3,554         2,752                         ---             ---

Diluted EPS:
                                       --------------------------------------------------------------------------------------
Income available to common
stockholders plus assumed conversions        $54,299        37,797         $ 1.44     ($77,660)         31,678      ($ 2.45)
                                       ======================================================================================

Basic and diluted earnings per share for the three and nine months ended February 28, 1998 are the same, as the effect of any potentially dilutive securities and convertible debt is antidilutive due to the loss generated by the non-recurring charges.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental cash flow disclosures, including non-cash investing and financing activities, for the nine months ended February 28, 1999 and 1998 are as follows (In thousands):

                                                               1999       1998
                                                               ----       ----
Income taxes paid, net of refunds                            $28,405   $ 23,156
Interest paid                                                  8,773      7,883
Property and equipment capital leases                         14,293      5,185


NOTE 4 - COMPREHENSIVE INCOME:

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of "comprehensive income" and its components. Comprehensive income for the Company consists of net income and foreign currency translation adjustments. Total comprehensive income (in thousands of dollars) was $18,746 and ($96,396) for the three month periods ended February 28, 1999 and 1998, respectively. Total comprehensive income (in thousands of dollars) was $50,910 and ($77,736) for the nine month periods ended February 28, 1999 and 1998, respectively.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

GENERAL
The following tables summarize the Company's results of operations before and after the effects of non-recurring charges:

                                                           For the Three Months Ended February 28,
(in millions except per share data)                         1999             1998           CHANGE
-------------------------------------------------------------------------------------------------------------
As Reported:

Revenue                                                   $195.7           $171.5            $24.2       14%
Operating Income (Loss)                                     34.8            (92.3)           127.1        *
Net Income (Loss)                                           18.7            (96.3)           115.0        *
Diluted Earnings (Loss) Per Share                           0.52            (2.89)            3.41        *

Excluding Non-recurring Charges:

Revenue                                                   $195.7           $171.5            $24.2       14%
Operating Income                                            34.8             27.9              6.9       25%
Net Income                                                  18.7             14.9              3.8       25%
Diluted Earnings Per Share                                  0.52             0.43             0.09       21%
-------------------------------------------------------------------------------------------------------------
* - percentage change deemed not meaningful

                                                            For the Nine Months Ended February 28,
(in millions except per share data)                         1999             1998           CHANGE
-------------------------------------------------------------------------------------------------------------
As Reported:

Revenue                                                   $578.9           $463.8           $115.1       25%
Operating Income (Loss)                                     95.4            (55.6)           151.0        *
Net Income (Loss)                                           50.7            (77.7)           128.4        *
Diluted Earnings (Loss) Per Share                           1.44            (2.45)            3.89        *

Excluding Non-recurring Charges:

Revenue                                                   $578.9           $463.8           $115.1       25%
Operating Income                                            95.4             64.6             30.8       48%
Net Income                                                  50.7             33.5             17.2       51%
Diluted Earnings Per Share                                  1.44             1.01             0.43       43%
-------------------------------------------------------------------------------------------------------------
* - percentage change deemed not meaningful

     In the third quarter ended February 28, 1998, the Company incurred non-recurring charges of $120.2 million. After-tax, these charges were $111.2 million or $3.32 per share for the third quarter and $3.46 for the nine month period ended February 28, 1998. In general, these charges were incurred in connection with mergers and related restatements that occurred in the third quarter of fiscal 1998. The components of the charges include merger transaction costs, asset impairment losses, and restructuring activities. The charge also includes a $67.0 million in-process research and development charge related to the acquisition of Source Informatics Inc. Restructuring activities reflect charges for severance and other related costs associated with plans to consolidate operations in areas of redundant operations and activities. The remainder of the results of operations discussion will exclude the impact of the non-recurring charge, as the Company believes that this will provide for more meaningful comparisons.



REVENUE


(In millions)

                                                               Third Quarter Ended February 28,
                                               -----------------------------------------------------------------
                                                         1999                      1998              Increase
                                               ------------------------- -------------------------  ------------
Revenue:
   Health Information Services                     $ 114.1          58%       $ 100.0         58%           14%
   Electronic Commerce:
      Integrated Payment Systems                      48.7          25%          39.7         23%           23%
      Global Payment Systems                          40.7          21%          38.6         23%            5%
      Intercompany Revenue                            (7.8)         (4%)         (6.8)        (4%)          15%
                                               -----------------------------------------------------------------
                                                      81.6          42%          71.5         42%           14%
                                               -----------------------------------------------------------------
          Total Revenue                            $ 195.7         100%       $ 171.5        100%           14%
                                               =================================================================


         Total revenue for the third quarter of fiscal 1999 was $195.7 million, an increase of $24.2 million (14%) from the same period in fiscal 1998. The increase resulted from increased revenue in Health Information Services, $14.1 million (14%); and in the Electronic Commerce business, specifically, Integrated Payment Systems, $9.0 million (23%), and Global Payment Systems, $2.1 million (5%).

(In millions)

                                                                Nine Months Ended February 28,
                                               -----------------------------------------------------------------
                                                        1999                       1998              Increase
                                               ------------------------  -------------------------  ------------
Revenue:
   Health Information Services                     $ 336.0         58%        $ 247.8         53%           36%
   Electronic Commerce:
      Integrated Payment Systems                     143.2         25%          117.2         25%           22%
      Global Payment Systems                         122.9         21%          118.9         26%            3%
      Intercompany Revenue                           (23.2)        (4%)         (20.1)        (4%)          15%
                                               -----------------------------------------------------------------
                                                     242.9         42%          216.0         47%           12%
                                               -----------------------------------------------------------------
          Total Revenue                            $ 578.9        100%        $ 463.8        100%           25%
                                               =================================================================

     Total revenue for the nine month period of fiscal 1999 was $578.9 million, an increase of $115.1 million (25%) from the same period in fiscal 1998. The increase resulted from increased revenue in Health Information Services, $88.2 million (36%); and in the Electronic Commerce business, specifically, Integrated Payment Systems, $26.0 million (22%), and Global Payment Systems, $4.0 million (3%).

     Health Information Services. Health Information Services revenue growth in
     ---------------------------
fiscal 1999 was a result of increases from internally developed products and services and the expansion of distribution channels. In addition, revenue growth for the nine month period includes the impact of two third quarter fiscal 1998 acquisitions, Source Informatics Inc. ("Source") and a subsidiary of Pharmaceutical Marketing Services Inc. ("PMSI").

     Electronic Commerce. Electronic Commerce revenue growth in fiscal 1999
     -------------------
reflects the impact of growth of the industry, programs directed at new vertical industry offerings and the expansion of distribution channels, in addition to growth in basic market demand. This growth was reflected in an increase in the volume of merchant sales processed, due to a larger customer base and higher consumer credit card spending. In addition, revenue growth for the nine month period includes the impact of the fourth quarter fiscal 1998 acquisition of CheckRite International, Inc. Also, Global Payment Systems' new back office services continue to contribute to the revenue growth.


COSTS AND EXPENSES

     Cost of service increased $12.4 million (15%) in the third quarter and $62.8 million (27%) in the nine month period ended February 28, 1999 from the same periods in fiscal 1998. The increase was primarily a result of increased operating costs associated with revenue growth and a higher cost of service in companies acquired in fiscal 1998, primarily Physician Support Systems, Inc. ("PHSS"), to support current and expected revenue growth in the physician and hospital management services area. Total cost of service, as a percentage of revenue, remained constant at 49% for both third quarter periods. Total cost of service, as a percentage of revenue, increased from 50% to 51% for the nine month periods ended February 28, 1999 and 1998. The Company continues to make investments to leverage its computer operations, telecommunications infrastructure and operating costs, and new market opportunities.

     Sales, general and administrative expenses ("SG&A") increased $4.9 million (8%) in the third quarter and $21.5 million (13%) in the nine month period ended February 28, 1999 from the same periods in fiscal 1998. This increase was primarily due to expenses associated with continuing investments in product development, Year 2000 compliance initiatives, and distribution channel expansion (i.e. sales and customer support) for continued revenue growth. However, as a percentage of revenue, these expenses decreased to 33% from 35% for the third quarter of fiscal 1999 from the same period in fiscal 1998. For the nine month periods ended February 28, these expenses, as a percentage of revenue, decreased to 32% from 36% in 1999 and 1998, respectively. The decrease as a percentage of revenue also reflects synergies realized from the integration of acquisitions.

OPERATING INCOME

          Operating income, excluding non-recurring charges, increased to $34.8 million from $27.9 million (25%) in the third quarter of fiscal 1999 from the same period in fiscal 1998. As a percentage of revenue, the Company's operating income margin increased 9.2% to 17.8% in the third quarter of fiscal 1999 from 16.3% in the same period in fiscal 1998.

          Operating income, excluding non-recurring charges, increased 48% to $95.4 million from $64.6 million for the nine month period ended February 28, 1999 from the same period in fiscal 1998. As a percentage of revenue, the Company's operating income margin increased 18.7% to 16.5% from 13.9% for the nine month periods ended February 28, 1999 and 1998.

          These improvements reflect improved margins in operations and profitability through execution of strategies to reposition the base business and investments in new market opportunities.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

          Earnings before interest, taxes, depreciation and amortization ("EBITDA"), excluding non-recurring charges, was $49.6 million for the third quarter of fiscal 1999 and $40.3 million for the same period in fiscal 1998. As a percentage of revenue, EBITDA was 25.4% for the third quarter of fiscal 1999 and 23.5% for the same period in fiscal 1998.

          EBITDA, excluding non-recurring charges, was $137.4 million for the nine months ended February 28, 1999 and $100.8 million for the same period in fiscal 1998. As a percentage of revenue, EBITDA increased to 23.7% from 21.7% for the nine month periods ended February 28, 1999 and 1998.

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

Earnings Per Share

          Diluted earnings per share for the third quarter ended February 28, 1999 was 52 cents per share versus 43 cents per share for the same period in the prior year, excluding non-recurring charges. The dilutive effect of stock options, if exercised, and convertible debt, if converted, was 2 cents and 1 cent, respectively, for the quarter ended February 28, 1999.

          Diluted earnings per share for the nine month period ended February 28,1999 was $1.44 per share versus $1.01 per share for the same period in the prior year, excluding non-recurring charges. The dilutive effect of stock options, if exercised, and convertible debt, if converted, was 6 cents and 1 cent, respectively, for the nine month period ended February 28, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow generated from operations provides the Company with a significant source of liquidity to meet its needs. Net cash provided by operating activities increased 167.5% to $75.7 million from $28.3 million for the nine month periods ended February 28, 1999 and 1998. Cash provided by operations before changes in working capital was $107.4 million for the nine month period ended February 28, 1999, an increase of $52.3 million (95%) compared to the same period of the prior year. This difference is primarily driven by the $36.6 million increase in EBITDA and the net cash flow impact of the fiscal 1998 non-recurring charges. Cash required to fund net changes in working capital were $31.7 million and $26.8 million for the nine month periods ended February 28, 1999 and 1998, respectively. The changes in working capital resulted primarily from changes in net merchant processing funds and the timing and payments of income taxes, accounts payable and accrued liabilities. The changes in net merchant processing funds reflect normal fluctuations in the timing of credit card sales processed and vary from month to month. The changes due to accounts payable and accrued liabilities primarily relate to the timing of payroll and related liabilities. The timing associated with income taxes payable was due to the estimated tax liability relating to the fiscal year 1998 acquisitions, non-recurring charges and changes in tax laws.

         For the nine month period ended February 28, 1999, cash used in investing activities was $31.0 million, compared to $61.5 million in the same period of fiscal 1998. The decrease is primarily due to the first quarter fiscal 1998 investment in the acquisition of two pharmacy systems companies in the United Kingdom and the third quarter fiscal 1998 mergers with PHSS and Source Informatics Inc., which included a division of Pharmaceutical Marketing Services Inc. The decrease is partially offset by the third quarter fiscal 1999 acquisition of John Richardson Computers and an increase in capital expenditures. The Company continues to invest in capital expenditures related to growth in the business and acceleration of certain strategic and Year 2000 compliance initiatives. The Company has financed its investing activities through cash flows from operations, equity, borrowings on its line of credit and debt offerings.

         Net cash used in financing activities was $46.1 million for the nine month period ended February 28, 1999 compared to net cash provided of $24.9 in the same period of fiscal 1998. During this period, the Company repaid $23.0 million on the $75.0 million borrowed in fiscal 1998. Principal payments under capital lease arrangements increased to $9.4 million for the nine month period ended February 28, 1999 from $3.2 million in the same period of fiscal 1998 due to capital leases acquired through 1998 acquisitions and current year property and equipment acquired under capital leases. The Company purchased $7.5 million of its own common stock during the nine month period ended February 28, 1999, offset by the reissuance of stock valued at $6.0 million under Company stock plans. Dividends of $7.6 million and $6.5 million were paid during the nine month periods ended February 28, 1999 and 1998, respectively.

         The Company has a committed, unsecured $125.0 million revolving line of credit that expires in December 2002. At February 28, 1999, there was $47.0 million outstanding under the facility. The Company also has a $15.0 million uncommitted line of credit to fund working capital requirements, under which there was $5.0 million outstanding at February 28, 1999. Management believes that its current level of cash and borrowing capacity, along with future cash flows from operations are sufficient to meet the needs of its existing operations and its planned requirements for the foreseeable future. The Company regularly evaluates cash requirements for current operations, commitments, development activities and strategic acquisitions. The Company may elect to raise additional funds for these purposes, either through the issuance of additional debt or equity or otherwise, as appropriate.

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

         The Company has a corporate Program Office to define, evaluate and conduct audits of the Company and its progress toward Year 2000 compliance. The Company also has a Year 2000 Senior Advisory Board comprised of members of senior management and a Year 2000 Task Force comprised of representatives from various departments from each of the Company's operating units. The Task Force is charged with evaluating the Company's Year 2000 efforts, managing implementation teams, and regularly reporting results to the corporate Program Office. The corporate Program Office monitors the progress of the operating units in their implementation plans to resolve Year 2000 issues, tracks dependencies and provides reports to the Senior Advisory Board. The Senior Advisory Board is charged with evaluating the progress reported by the corporate Program Office and addressing any significant issues as they arise.

STATUS OF PROGRESS

         The corporate Program Office has established an implementation plan to address the Year 2000 issue. The implementation plan phases are stated and defined as follows:

Phase I -  Inventory/Assessment. List and classify software, hardware, networks,
           --------------------
products, services, facilities, environment, third party relationships and any additional items that could be affected by the Year 2000 issue. For each item on the inventory, assess the likelihood of meeting the target dates to be corrected for Year 2000 data processing and ready for testing. This phase includes developing plans to manage each item on the inventory and assessment. Certain of the Company's products/services utilize third party software and/or hardware products in conjunction with proprietary software. In these cases, due diligence is being performed on the third party vendors and the Company has made or is in the process of making clients aware of upgrades/replacements that may be required if the third party products are not compliant. The Company has completed this phase for all key systems.

Phase II - Remediation. Determine and implement methodology for correcting Year
           -----------
2000 issues via coding, upgrades, replacements, etc. and deliver to testing. The Company's estimated completion date for this phase is June 1999.

The Company's major systems in the core operational networks were substantially completed by March 31, 1999. These networks include communications and transaction processing, database management for healthcare applications, electronic commerce including credit, debit, and check, and Health Information Services' pharmacy transaction submission, eligibility verification, data capture and editing. Key systems in Health Information Services' practice management, management services and EDI services will be materially completed by June 1999, with a limited number of systems requiring extended migration, installation or conversion activity beyond this date. All efforts have an anticipated conclusion by October 1999.

Phase III - Internal Testing. Perform testing from developed plans as a result
            ----------------
of remediation, upgrades and/or testing of indicated Year 2000 compliant third party applications or services. At the completion of this phase, the Company's computer systems are deemed to be Year 2000 ready subject to implementation. The Company's estimated completion date for this phase is June 1999.

The Company anticipates that Phase III will be substantially completed for its core operational networks by June 1999. The Company's various other Health Information Services' practice management, management services and EDI systems are at varying levels of completion.

Phase IV -  External Testing. Perform end to end connection point testing with
            ----------------
third parties the Company relies upon for certain operating elements via interfaces and service providers as required. The Company targets this phase to be completed by September 1999 for various systems. The Company anticipates that continued testing with third parties may be required past the September date based on their availability.

External testing is being performed as required. This testing is dependent on third parties. The Company continues to actively pursue these dependencies to schedule required testing.

Phase V -   Implementation and Proactive Management. Transition Year 2000
            ---------------------------------------
compliant computer systems into a production/live environment. The Company estimates completion of this phase by October 1999. As testing is successfully completed, systems are implemented into a production/live environment. Management believes that its key systems will be Year 2000 ready by October 1999.

COSTS TO ADDRESS

         As it relates to internal computer systems, the Company is incurring internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its systems for the Year 2000. Given the nature of the Company's ongoing system development activities throughout its businesses, it is difficult to quantify, with specificity, all of the costs and capital expenditures being incurred to address this issue. A significant portion of these costs is not likely to be incremental costs to the Company, but will represent the redeployment of existing information technology resources. The Company's employees have performed the majority of the work completed thus far on the implementation plans. The costs incurred to date, excluding capital expenditures, are approximately $20 million. The Company's estimated costs to complete its Year 2000 compliance program ranges between $5-10 million spanning the remainder of the current fiscal year and the next fiscal year. The capital expenditures incurred to date are approximately $10 million and estimated capital expenditures to complete comprise an additional $5 million. These capital expenditures amounts include only those initiatives undertaken specifically to resolve Year 2000 issues. However, some Year 2000 issues were successfully corrected by other capital projects that addressed many of the Company's initiatives such as consolidation of information, productivity improvements and leveraging fixed costs. The total cost estimate for the implementation plan may be revised because the plan is constantly evaluated and revised as a result of many factors. These factors include, but are not limited to, the results of any phase of the implementation plan, customer requirements, or recommendations by contractors retained by the Company. These cost estimates also do not include the cost of contingency planning and proactive maintenance as the Year 2000 approaches. Currently, the Company is expecting this cost to be an additional $3-5 million. The Company does not expect that the opportunity costs of executing the implementation plan will have a material effect on the financial condition of the Company or its results of operations.

RISKS

         The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties upon which the Company relies. Accordingly, the Company is requesting assurances from certain software vendors from which it has acquired, or from which it may acquire software, that the software will correctly process all date information at all times. In addition, the Company is querying certain of its customers and suppliers as to their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the Year 2000 approaches and is reached. The Company is heavily reliant upon customers and other third parties in the health care, banking and credit card industries, in terms of electronic interfaces. Failure to appropriately address the Year 2000 issue by major customers or suppliers or a material percentage of the smaller customers could have a material adverse effect on the financial condition and results of operations of the Company. At this time, the Company does not expect any material research and development activities to be delayed due to the Year 2000 compliance efforts. However, if certain initiatives are delayed, the result could have an adverse effect to the Company.

         In order for the testing phase of the Year 2000 plan to be completed, the Company is reliant upon its customers and other third party connection points to prepare their systems for testing. The Company could be affected if a significant number of customers delay testing or conversions until the end of 1999. In order to address this issue, the Company is evaluating the impact of those customers who have not yet coordinated with the Company for upgrades, certification/verification, and testing. The customers with the greatest revenue impact have been identified and their testing/certification process is being analyzed. Where possible, coordination for testing is targeted by June 1999. If coordination of a preset testing time is not possible, the revenue impact for the accommodation of last minute testing is being evaluated. The goal is to protect major revenues before October 1999, so that the Company's overall revenue is not impacted.

         The Company's business is also heavily reliant upon external suppliers to provide certain operating elements of its business. Some of these providers include telecommunication services, computer systems, banks and utility companies. Currently, due diligence is being performed on suppliers to the Company. Inquiries are made regarding suppliers' Year 2000 efforts and contingency plans are developed as necessary. However, the Company exerts no control over the efforts of these companies to become Year 2000 compliant. The services provided by these parties are critical to the operations of the Company and the Company is heavily reliant upon these parties to successfully address the Year 2000 issue. Therefore, if any of these parties fail to provide the Company with services, the Company's ability to conduct business could be materially impacted. The result of such impact may have a material adverse effect on the financial condition and results of operations of the Company.

CONTINGENCY

         The Company's Year 2000 compliance activities are being regularly monitored and evaluated. Contingency plans are being established and implemented as the risks are identified. In general, contingency and proactive maintenance plans will address, at a minimum, key third party dependencies, facilities, utilities and staffing. On-site audits are being performed to evaluate the progress of the operating units toward meeting their goals. The results of these audits are compared to the implementation plan and presented to the Senior Advisory Board and the Company's Board of Directors.

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


ITEM 2 - CHANGES IN SECURITIES
-------------------------------
None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None


ITEM 5 - OTHER INFORMATION
--------------------------

None


ITEM 6 - EXHIBITS AND REPORTS FILED ON FORM 8-K
-----------------------------------------------

(a)   Exhibits:

      (27) Financial Date Schedule (for SEC use only)

(b)   Reports Filed on Form 8-K:

      None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  National Data Corporation
                                                  -------------------------
                                                         (Registrant)


Date:   April 14, 1999                            By: /s/ Kevin C. Shea
        ---------------                           ------------------------
                                                  Kevin C. Shea
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


Date:   April 14, 1999                            By: /s/ David H. Shenk
        ---------------                           ------------------------
                                                  David H. Shenk
                                                  Corporate Controller
                                                  (Chief Accounting Officer)