Form 10-K
period 1999-05-31
NATIONAL DATA CORP
filed 1999-08-25
CIK 70033

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                ---------------

                                   FORM 10-K

(Mark One)

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended May 31, 1999
      or
 [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from      to      .

                         Commission File No. 001-12392

                                ---------------

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

          Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
        Title of each class                   on which registered
        -------------------                  ---------------------
Common Stock, Par Value $.125 Per Share     New York Stock Exchange
Junior Preferred Stock Purchase Rights      New York Stock Exchange
5% Convertible Subordinated Notes due 2003  New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     NONE
                               (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [_]

  Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,357,926,513 based upon the last reported sale price on The New York Stock Exchange on August 16, 1999 using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by all directors and officers of the registrant, some of whom may not be held to be affiliates upon judicial determination.

  The number of shares of the registrant's common stock, par value $.125, outstanding as of August 16, 1999 was 33,890,156 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                    Document                                         Form 10-K
                    --------                                         ---------
  Portions of the Company's Definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders to be held on October 28,
   1999                                                              Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           NATIONAL DATA CORPORATION
                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS
                               -----------------

PART I.
-------

Item 1.   BUSINESS.............................................................     3
Item 2.   PROPERTIES...........................................................    17
Item 3.   LEGAL PROCEEDINGS....................................................    17
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS...........................................................    17
EXECUTIVE OFFICERS OF THE REGISTRANT...........................................    18

PART II
-------

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS..........................................    20
Item 6.   SELECTED FINANCIAL DATA..............................................    20
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................    20
Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK....................................................    20
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................    20
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE...............................    20

Part III
--------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT...........................................................    21
Item 11.  EXECUTIVE COMPENSATION...............................................    21
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.......................................................    21
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................    21

PART IV
-------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K..................................................    22

SIGNATURES.....................................................................    28

APPENDIX A.....................................................................    30

                      SPECIAL CAUTIONARY  NOTICE REGARDING
                           FORWARD LOOKING STATEMENTS

     When used in this Annual Report on Form 10-K, in documents incorporated herein and elsewhere by management or National Data Corporation ("NDC" or the "Company") from time to time, the words "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements concerning the Company's business operations, economic performance and financial condition, including in particular, the Company's business strategy and means to implement the strategy, the Company's objectives, the amount of future capital expenditures, the likelihood of the Company's success in developing and introducing new products and expanding its business, and the timing of the introduction of new and modified products or services. For those statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond the control of the Company and reflect future business decisions that are subject to change. As a result of a variety of factors actual results could differ materially from those anticipated in the Company's forward-looking statements, including the following factors: (a) those set forth in Exhibit 99.1 to this Annual Report on Form 10-K, which are incorporated herein by this reference, and elsewhere herein; and (b) those set forth from time to time in the Company's press releases and reports and other filings made with the Securities and Exchange Commission. The Company cautions that such factors are not exclusive. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

                              PART I
                              ------
Item 1.  BUSINESS
-----------------

                                 General

  National Data Corporation (together with its subsidiaries, herein referred to as the "Company" or "NDC") is a Delaware corporation that was incorporated in 1967. The Company is a leading provider of high volume information services and systems to the health care and electronic commerce markets through its Health Information Services and eCommerce business units. The Company serves a diverse customer base comprised of approximately 160,000 health care providers, 1,200 hospitals, 1,000 health care payers, 3,600 payer plans, 1,250,000 points of service in more than 750,000 merchant locations, thousands of corporations and more than 700 financial institutions, as well as numerous federal and state government agencies. The Company markets its services directly to retailers and health care providers, payers, pharmaceutical manufacturers and others, and indirectly through business alliances with a wide range of banks, insurance companies and distributors. The Company is one of the world's largest independent providers of health care information and electronic commerce services.

  NDC's Health Information Services unit offers a broad scope of products and services that serve a diverse range of health care markets. The primary products and services include electronic eligibility, claims processing, adjudication and remittance services, practice management systems, billing services, business office management services, data warehousing/analysis and other information based services. The primary markets include pharmacists, dentists, physicians, hospitals, health maintenance organizations, payers, managed care companies, pharmaceutical manufacturers and distributors. Typically, these services utilize the Internet and other forms of transport and processing capability. Management believes that NDC's Health Information Services business unit is the broadest collector, processor and distributor of information to more segments of the health care industry than any other single health information services provider. For fiscal 1999, approximately 58% of the Company's total revenue was derived from the Company's health care information services and systems segment.

  The Company's electronic commerce business unit ("NDC eCommerce") offers a complete range of services to assist customers with the movement of electronic payment and financial information. These services primarily include merchant and cardholder processing, credit and debit transaction processing, check guarantee and verification, electronic authorization and capture, terminal management services, portfolio risk management, purchase card services and financial electronic data interchange ("EDI"). The primary markets include global and domestic financial institutions, corporations, alliance partners, federal and state governmental agencies, universities, hospitality, automotive, restaurants, retail businesses and health care providers. The Company's eCommerce unit represented approximately 42% of the Company's total revenue for fiscal 1999.

  The Company's products and services offer a wide range of value-added information with greater convenience to purchasers and providers of goods and services. These products and services reduce processing costs, settlement delays and losses from fraudulent transactions. NDC's advanced high speed computer and telecommunications network enables the Company to electronically process, capture and transmit a high volume of point-of-service transactions 24 hours a day, seven days a week. While the transition from paper-based to electronic transaction processing continues, the earliest and most significant penetration has occurred in the areas of credit card authorization and settlement and pharmacy transaction processing. NDC believes that the rapid transition to electronic transaction processing in these areas demonstrates the potential for automation of other market segments, requiring timely information, which are still dominated by paper-based processing, such as additional health care applications, check and cash transactions and the transfer of information between businesses. This will continue to be assisted by the Company's proactive role in utilizing the Internet -- from Web enabled store fronts to secure handling of Internet payments.

  The Company's business strategy is to be an end-to-end solutions provider of value-added services and systems in the markets it serves. NDC believes that both the health care and electronic commerce markets present attractive opportunities for continued growth. In pursuing its strategy, the Company seeks both to increase its penetration of existing markets and to continue to identify and create new markets for its services. The Company will also continue to enhance existing products and develop, as well as acquire, new systems and services; such as services relating to credit card issuing services, financial electronic data interchange and health care information management services.

  To support its business strategy, the Company has pursued strategic acquisition opportunities and alliances with other companies to complement internal developments. These have permitted NDC to increase its market penetration, technological capabilities, product offerings and/or distribution capabilities. In fiscal year 1999, the Company completed one acquisition to expand its presence in the Health Information Services operation in the United Kingdom. In fiscal year 1998, six acquisitions were completed which gave NDC expanded capabilities and customer bases in the informational services, pharmacy systems, physician, and electronic commerce markets. These transactions were accounted for on a purchase basis. The most significant of these acquisitions was on December 15, 1997, when the Company acquired two healthcare information management businesses based in Phoenix, Arizona. In this transaction the Company acquired the stock of Source Informatics Inc., a privately held company, and the stock of a subsidiary of Pharmaceutical Marketing Services Inc. ("PMSI"), which held its Over-The-Counter Physician Survey business unit as well as PMSI's interest in a joint venture it formed with Source Informatics Inc (collectively "Source"). In addition, on December 19, 1997, the Company merged with PHSS in a transaction accounted for on a pooling-of-interests basis in order to expand geographic presence and market share in physician and hospital management services.

                              Industry Background

  Advances in computer software, hardware and telecommunications technology have aided the development of on-line, real-time information processing systems that electronically capture and transmit high volumes of information. These advances allow information processors to offer greater convenience to purchasers and providers of goods and services and reduce processing costs, settlement delays and losses from fraudulent transactions.

Health Care Market

  The health care sector of the market for information services and systems is growing rapidly due to the need of providers, employers, health care payers and manufacturers to control costs and to improve quality of care. A high percentage of health care transactions are still processed using manual, paper-based methods. Third party payers, managed care companies and health care providers continue to seek methods to automate processing and obtain information in order to reduce costs and improve the quality of health care services. The Company believes the health care industry is one of the largest untapped markets for electronic information processing services, including the electronic transmission and capture of data for on-line eligibility verification and reimbursement for services, as well as for information management services. The application of technology to improve the flow of information to address the quality of patient care is expanding as well.

  The use of the Internet for the transmission and capture of data for health claims and transaction processing, information gathering and dissemination will help market expansion in the future. This will result in greater opportunities for growth for the Company. This technology is being adapted to the processing of other health care data, including a variety of transactions for dentists, physicians and hospitals. The Internet is now expanding the market to new users and providing new distribution channels.

  The Company believes that the ability to offer total end-to-end solutions is an important competitive advantage as automated transaction processing and the availability of information in the health care market continues to grow. As electronic processing of health care claims accelerates, the Company believes it will be important for companies to be able to offer integrated, value-added services and systems to industry participants who continue to automate. Included in the market's requirements are practice management systems, contract management, referrals, eligibility verification, remittance advice and outsourcing capabilities, as well as new information management services. The market includes, among others, providers, hospitals, managed care companies, payers, and pharmaceutical manufacturers.

  Management believes that its value-added EDI network is the world's most advanced. This network helps streamline work flow and improve cash flow and gives health providers new, improved methods to manage data to assure a higher quality of care at a lower cost.

  NDC Health Information Services provides more end-to-end products and services, across more segments of the health care community, than any other company. These services include claims submission and editing; formulary management; eligibility verification and referral authorization; claims processing, remittance advice and enrollment; Web-enabled practice analysis, sales force management and billing; and full or partial outsourcing services. Large-scale data warehousing and data mining capability complement the Company's value-added network.

  The Internet is providing new tools and expanding distribution channels in helping the Company's customers complete their business processes and obtain the information to run their operations more effectively. The Company has Web-enabled a number of its existing products to deliver better information solutions with others under development.

Electronic Commerce Market

  The Company believes that there are significant opportunities for continued growth in the application of electronic transaction processing services to the electronic commerce market. Both the Consumer-to-Business and Business-to-Business segments of electronic commerce demand a growing array of processing and support services. These services include deployment of terminals, transaction authorization, data capture, merchant accounting and settlement for credit and debit cards, check verification and guarantee services, financial electronic data interchange and electronic cash management. Most retail credit card transactions are no longer processed through paper-based systems and are instead electronically authorized and settled. The Company believes that the number of electronic transactions will continue to grow and that an increasing percentage of these transactions will be processed via the Internet due to convenience.

  The Internet will be a major factor in accelerating the conversion of paper to electronic pulse. This will result in greater opportunities for growth for the Company. The Internet is an important component in the Company's strategy for expansion of services and increases the number of distribution channels to reach new customers. The Company's management believes that "brick and mortar" retailers will be successful virtual retailers as they leverage their brand awareness, along with emerging "e-tailers" which are creating broader transactions markets. The Company provides what it believes is the industry's first end-to-end merchant store front solution, which includes the ability for the customer to build its own "virtual" retail store site quickly by using "click and build" software. eCommerce services provide merchants with Internet service and web hosting capabilities, as well as secure credit and debit card processing. Additional new Internet products include on-line banking solutions and Internet-based tax payment services.

  Utilization of debit cards as a general payment mechanism for goods and services continues to increase at a higher rate than credit card growth. The Company is also experiencing growth in the check verification/guarantee areas. We are striving to handle all types of non-cash payments. The continued rapid expansion of the Internet also provides potential growth opportunities for electronic payment applications. In addition, the Company believes the proliferation of affinity or co-branded cards that provide consumers with added benefits should contribute to increased use of credit and debit cards and the growth of the electronic commerce market.

  Business-to-Business EDI using purchasing card technology and its associated systems software is providing businesses with increased efficiency and is providing the Company with strong growth in industries that have not traditionally utilized credit cards. Purchasing cards and the related Business-to-Business EDI replace the paper ordering, invoicing and payment processing with electronic transactions. NDC eCommerce is a market leader in Business-to-Business EDI and purchase card acceptance among suppliers by providing full EDI data capability.

  Other service providers similar to the Company provide high volume electronic transaction processing and support services directly to banking institutions and other new entrants into the business. The shift in the industry from traditional financial institution providers to independent providers is due in large part to more efficient distribution channels as well as the increased technological capabilities required for the rapid and efficient creation, processing, handling, storage and retrieval of information. These technological capabilities have become increasingly complex, requiring significant capital commitments to develop, maintain and update the systems necessary to provide these technologically advanced services at a competitive price. As a result, several large merchant processors, including the Company, have expanded their operations through the creation of alliances or joint ventures with banks and acquisitions of new merchant accounts from banks that previously serviced those accounts. In addition, many small information processing organizations are consolidating with larger service providers.

  In addition to services that enable merchants to accept credit and debit cards, the market continues to expand to include increasing levels of check verification and guarantee services. Demand for these services has been growing in recent years as merchants seek to reduce losses related to bad checks and use check acceptance to increase sales.

  The Company provides a full range of value-added solutions to manage all aspects of its customers' electronic payment and other processing needs. These services provide banks with credit card authorization, merchant accounting and marketing support; merchants with Internet storefront development, Web hosting and processing; specialized retailers with on-line and off line payment processing; and corporations with purchasing card and cash management services.

                               Business Strategy

  The Company's business strategy centers on providing end-to-end solutions, value-added information processing services in the markets it serves. NDC believes that both the health care and electronic commerce markets present attractive opportunities for continued growth. In pursuing its business strategy, the Company seeks both to increase its penetration of existing information processing and application systems markets and to continue to identify and create new markets through the:

  . development of value-added applications, enhancement of existing products and development of new systems and services;

  .    expansion of distribution channels (including the Internet); and

  . acquisition of, or alliance with, companies that have compatible products, services and/or distribution capabilities.


                             Products and Services

  The Company operates in two principal business segments, Health Information Services and eCommerce. The Company has offices in the United States, Canada and the United Kingdom. The following discussion highlights products in each segment. For more financial information, see the Management's Discussion and Analysis of Financial Condition and Results of Operations and note 11 to the Consolidated Financial Statements on page A-41.


NDC Health Information Services

  NDC Health Information Services provides a large variety of electronic information products and services to numerous segments of the Healthcare industry. The Company's products include electronic claims processing, claims adjudication and payment systems, funding capabilities, billing services, accounts receivable resolution, business office management services, practice management systems and clinical database information. The Company provides these products and services to pharmacies, pharmaceutical manufacturers, dentists, physicians, hospitals, integrated delivery systems, managed care organizations, payers, government health care agencies, distributors, clinics, nursing homes and internet portals. These solutions assist the Company's customers to increase efficiency, enhance the quality of patient care, strengthen their management of revenue and cash flow, reduce overhead costs, react quickly to changing market conditions, improve business operations, and streamline administrative processes. Our health information network moves vast amounts of data throughout the healthcare community, providing value-added content all along the way.

  The Company provides these services and products through their value-added network. The Internet is providing alternatives to handle administrative transactions as well as accelerate demand for new sources of clinical and decision support information. The Company is aggressively building on our network and data management capabilities to take advantage of the Internet and other changes.

  Revenue for the Company's Health Information Services consists of recurring transaction processing, monthly maintenance and support fees, software license revenue and proceeds from the sale of practice management systems, as well as upgrade charges for additional applications. Fees for electronic claims processing services are based on a per transaction rate, with the rate varying depending upon the volume and scope of services provided. In addition, the Company realizes revenue based on a percentage of the net collections related to the management of hospital and physician group business offices.

  EDI

  NDC Health Information Services provides various EDI and transaction processing services to participants in the healthcare market. The Company provides the network connectivity and EDI transaction services payers need to communicate electronically with their provider networks. Through its transaction network, the Company provides an electronic link, directly or indirectly through other clearinghouses or vendors, or through the Internet, to managed care organizations, pharmacies, physicians, hospitals, dentists, HMO's and preferred provider organizations. These services include transaction submission, eligibility verification, patient-specific benefit coverage, transaction data capture and editing, claim adjudication, remittance processing, credit / debit card authorization, check guarantee services and retrospective and prospective drug utilization review. These services allow customers to exchange patient treatment and payment electronically, receive reimbursement quickly, process claims electronically, and streamline internal processes.

  Practice Management Systems

  The Company's practice management systems are designed to provide the health care market with application solutions that improve the efficiency of operations, address cost containment concerns and enhance overall quality of patient care. These practice management systems are offered with the Company's transaction processing services, check, credit / debit card processing capabilities and other associated functions, such as inventory reporting and ordering.

  The Company's physician and dental practice management systems are designed to significantly improve the efficiency of office management and provide the following value-added services:

  .    patient scheduling and recall,
  .    billing, claim submission and collection,
  .    patient record accounting,
  .    eligibility verification,

  .    coordination of multiple payers and payment plans,
  .    insurance transaction information and
  .    electronic processing.

  The Company's pharmacy practice management systems provide solutions for chain and independent pharmacies, hospitals, mail order, HMO's, clinics and nursing homes. These systems enable pharmacists to manage and perform patient registration, drug record-keeping, private and third-party billing, inventory control and ordering, price updates, management reporting and drug database updates to detect potential clinical dispensing and prescribing problems. The Company also provides products allowing customers to order refill prescriptions via telephone and enable physicians to electronically transmit prescriptions directly to pharmacies utilizing NDC's pharmacy management systems.

  Information Management

  The Company is a leading provider of proprietary health care information and consulting services, primarily to the pharmaceutical and retail pharmacy markets. This group gathers data from pharmacies, pharmacy chains and health care providers. The information management services enable their customers to better understand individual prescriber, payer, consumer, pharmacy benefit manager and retail pharmacy behavior in order to compete more effectively in the market.

  This information is maintained in its proprietary database, which is one of the industry's largest banks of prescription, prescriber, pharmacy and managed care data. This encyclopedic, automated information warehouse is the vital core upon which most of the Company's information management products and services are based. Using this database and other tools, the Company is able to provide critical competitive intelligence for its client companies. The Internet is serving as a highly efficient means of gathering business information and delivering business solutions more quickly, accurately and cost-effectively.

  The Company provides its services through a broad array of information services, including data mining and integrated marketing decision-making tools. It draws from a comprehensive cross-section of data ranging from regional and demographic characteristics to individual prescription analysis to build service programs tailored to individual customers and specific applications. The Company typically enters into significant, long-term relationships with its customers, providing integrated decision support services to executives in the sales, marketing, market research and information technology areas.

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

  Internet Products and Services

  During fiscal years 1998 and 1999, the Company accelerated its investment in development and announced a new range of Internet enabled products and services. This includes Web-enabling many of our existing products and services and also developing totally new Internet products for a broader set of customers and distribution channels. These Internet offerings include:

  . physician services (including data warehousing, practice analysis, resource utilization and others);
  . sales and marketing services (including performance management, resource allocation and others);
  . research services (outcome studies and pricing analysis); and . patient services.

NDC eCommerce

  NDC eCommerce is a world-wide provider of a wide range of value-added end-to-end electronic commerce and payment processing solutions to the retail, hospitality, automotive, health care, university, cable providers, cellular telephone providers and government markets. The Company offers electronic data interchange ("EDI") and Internet- based purchasing and payment services, credit and debit card authorization and processing services, check verification and guarantee, cash management, Internet based tax payment, Internet based on-line banking and other related services directly to merchants and indirectly through financial institutions. The Company is one of the largest independent transaction processors of credit cards in the world.

  The Company's distribution channels include banks, alliances and associations as well as value-added reseller and independent reseller relationships serving a large and diverse merchant community of thousands of corporations, hundreds of financial institutions, and numerous universities, state and federal agencies.

     Merchant Processing Services

  These services provide a single source solution for delivering merchant payment services. These services consist of:

  .  Credit/Debit card transaction processing;
  . Electronic Authorization/Capture (which incorporates the capabilities of the Company's authorization system, combined with enhanced software) enables an entire data transmission to be electronically captured and transmitted to provide faster clearing through the banking system;
  . An advanced merchant accounting system allowing maximum flexibility to record activity and fund merchants;
  . Exception processing, including sales draft retrieval and chargeback resolution;
  .  Clearing/settlement;
  .  Fraud monitoring;
  . Customized, value-added applications for retailers, restaurants, lodging and direct marketers; and
  . Check Verification and Guarantee (Check guarantee differs from check verification in that the Company not only verifies the transaction but also guarantees payment. Fees for the Company's check verification services are based on a per transaction rate, while fees for its check guarantee services are based on a percentage, or discount, of the face value of each check guaranteed by the Company).

     Internet Merchant Services

     These services offer secure and reliable payment processing solutions for electronic commerce on the Internet. NDC provides an end-to-end merchant storefront Internet solution. Merchants using the Company's Internet product can build their own "virtual" retail site quickly by using "click and build" software. Merchants receive Internet service and web hosting capabilities, as well as a secure gateway to forward transaction information for clearing. Through a secure, multi-currency, on-line payment gateway, customers can view and purchase goods and services in their local currency.

     Internet Banking and Financial Services

     NDC's Internet banking solution enables financial institutions to offer home banking services to their retail and commercial customers to maximize customer relationships, generate fee income and attract new customers. These products and services include, among others: detailed account access and reporting, income and expenditure tracking, cash management, credit card reporting, as well as the capability to link to insurance, imaging, investment and mortgage services.

     Internet Tax Filing and Payment Services

     This service allows financial institutions and government agencies to offer corporate taxpayers a secure and convenient way to pay taxes electronically. Security on the system is handled through both encryption and multi-level password access. The web site is the portal for receiving secure web forms with appropriate tax information and delivering the secure web transaction for payment. It allows businesses to easily comply with state and federal tax regulations while maintaining control of the timing for tax payments.

     Terminal Management Services

     The Company provides total terminal management and support which includes: programming/deployment, training, maintenance, warehousing, reporting, inventory control, and equipment replacement.

     Portfolio Risk Management

     The Company provides services to allow financial institutions to monitor credit risk to enhance the profitability of their portfolios by providing services such as:

     .   Credit Underwriting;
     .   Credit Scoring;
     .   Fraud Control;
     .   Account Processing; and
     .   Collections.

     Business-to-Business Services

     These products include purchasing card, multinational cash management, financial EDI, electronic funds transfer, and Internet services. The NDC cash management system is specifically designed for use by large multi-national corporations in a multi-currency, multi-bank environment. The products and services provide multi-currency/multi-format financial, management and operational data to corporate and government institutions worldwide. Organizations use these services to collect, consolidate and report financial, administrative and operating data from hundreds of thousands of locations.

                              Sales and Marketing

  The Company's electronic transaction processing services are offered to the health care markets directly through Company personnel and through alliances with other organizations. The Company's practice management systems are marketed primarily through alliances with other companies, value-added re-sellers, as well as the Company's personnel. During 1998, the Company launched a branding program, to organize its healthcare business under a single identity. During 1999, the Company formed its eCommerce line of business by consolidating its Integrated Payment Systems and Global Payment Systems business units to provide seamless delivery of its expanding product line to its customers. The Company markets its electronic commerce products and services through financial institutions, bank alliance programs, its own sales personnel and also through independent contractors and value-added resellers.

                             Operations and Systems

  The Company operates multiple data and customer support facilities. The primary facilities are in Atlanta, Georgia; Phoenix, Arizona; Tulsa, Oklahoma; Hanover, Maryland; Dallas, Texas; Los Angeles, California; Winston Salem, North Carolina; Cleveland, Ohio; Newark, New Jersey; and St. Louis, Missouri with others in Pennsylvania, Virginia, Idaho, Illinois, Michigan, Utah, Canada and the United Kingdom.

  Because of the large number and variety of NDC's products and services, the Company does not rely on a single technology to satisfy its sophisticated computer systems needs but instead employs the best available technology that is suitable for each particular task. Given this approach, NDC utilizes (i) Tandem fault-tolerant computers for high volume, fast response transaction processing;
(ii) client-server technology for end-user data base applications; (iii) the latest Unisys and IBM mainframe systems and the OS/2200/MVS operating system for large scale transaction and batch data base processing; and (iv) HP, DEC, SUN, Sequent, UNIX, NT and Windows based systems for specialized communication and data base applications systems. The larger systems are linked via high speed, fiber optic-based networked backbones for file exchange and inter-system communication purposes; others use high speed LAN connections. The bulk of these system connections utilize the Internet TCP/IP architecture. NDC also maintains storage systems connected to the backbones, including robotic tape libraries and optical storage for archival purposes. An experienced systems support, operations and production control staff, with an advanced network control center, supports the Company's systems.

  The Company's communications network is made up of several discrete networks; each designed for a different purpose. NDC maintains three primary networks: a dial-up, short transaction network called FASTNET; a private line nationwide high bandwidth network; and a dial-up voice/data network for interactive and voice traffic. The Company also maintains a number of support services offering satellite, wireless, Internet and ISDN connectivity.

                                  Competition

  The most significant competitive factors related to the Company's services are quality, value-added features, functionality, price and reliability of service.

  Potential competition in the healthcare EDI and transaction processing market arises from companies like NDC Health Information Services that are similarly specialized, and also from companies involved in other, more highly developed sectors of the EDI transaction processing market. Such companies could focus more attention on the healthcare EDI transaction processing market as it develops. The emergence of the Internet as a distribution channel is providing a competitive shift in the marketplace.

  Factors influencing competition in the healthcare EDI market and transaction processing market include (1) compatibility with the provider's software and inclusion in practice management software products, (2) in the case of the pharmacy market, relationships with major pharmacy chains, and (3) relationships with third-party payors and managed care organizations. The Company believes that the breadth, price and quality of its services are the most significant factors in developing and maintaining relationships with its customers.

  Potential competition in the electronic commerce market arises not only from companies like NDC eCommerce that are similarly specialized, but also from companies that internally perform processing or other related services offered by the Company. In addition, the Company believes that recently enacted changes in telecommunications and other laws and developments regarding the Internet and other technologies related to electronic commerce may result in competition from entities with access to significant capital and management resources.

  The Company creates a differentiated competitive position in its product areas by offering a variety of value-added solutions to its customers. These enhanced services involve sophisticated reporting features that add value to information obtained from the Company's electronic commerce transaction processing databases. The Company believes that its knowledge of its specific markets and its ability to offer specific, integrated solutions to its customers, including hardware, software, processing, and network facilities and its flexibility in packaging these products, is a positive factor pertaining to the competitive position of the Company.

                            Research and Development

  During fiscal 1999, 1998 and 1997, the Company expensed approximately $3.9 million, $10.6 million (plus a non-recurring charge of $67.0 million described below) and $13.2 million, respectively, on activities relating to the development and improvement of new and existing products, services and techniques. Research and development costs for fiscal 1998 includes $67.0 million determined by an independent third party valuation representing in-process research and development activities acquired through the Source acquisition. These costs were not capitalizable and were appropriately charged to expense under generally accepted accounting principles (see Note 4 to the Consolidated Financial Statements on Page A- 28 of this report).

                                   Employees

As of May 31, 1999 the Company and its subsidiaries had approximately 6,000 employees.

Item 2.  PROPERTIES
-------------------

  The Company's corporate headquarters are located in Atlanta, Georgia. The Company occupies a six-story, 120,000 square foot building at Two National Data Plaza in Atlanta, Georgia. There is no outstanding debt on the facility. Additionally, in May 1999, the Company purchased a previously leased (by the Company) fully occupied five-story, 80,000 square foot corporate headquarters building at One National Data Plaza in Atlanta. There is an existing $3.4 million mortgage on this facility which the Company assumed.

  In addition to the above facilities, the Company leases or rents a total of 124 other facilities. Of these 124, 25 are regional operating centers and 99 are sales offices. Included in these totals are 7 foreign locations. The Company owns or leases a variety of computers and other computer equipment for its operational needs. In recent years the Company has significantly upgraded and expanded its computers and related equipment in order to increase efficiency, enhance reliability, and provide the necessary base for business expansion.

  The Company believes that its facilities and equipment are suitable and adequate for the business of the Company as presently conducted.

  Information about leased properties is incorporated by reference from Note 14 of the Notes to the Consolidated Financial Statements on page A- 45 of this Report.

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

 Name                                        Business Experience                                 Age
 ----                                        -------------------                                 ---
Robert A. Yellowlees         Chairman of the Board of the Company since June 1992;               60
                              President, Chief Executive Officer and Chief Operating
                              Officer of the Company since May 1992; director of John
                              H. Harland Co. and Protective Life Corporation. Mr.
                              Yellowlees has been a director of the Company since
                              April 1985.

Robert R. Brown              President, Information Solutions Group since July 1999;             55
                              General Manager, Information Solutions Group from
                              December 1997 to June 1999; President and Chief
                              Operating Officer, Walsh America from January 1995 to
                              December 1997; Senior Vice President, Information
                              Services and Chief Information Officer FoxMeyer
                              Corporation from 1992 to January 1995

Thomas M. Dunn               Chief Operating Officer, NDC eCommerce since March 1999;            42
                              General Manager, Integrated Payment Systems from June
                              1996 to March 1999; Group Vice President from August
                              1992 to June 1996; and Division Vice President from
                              August 1988 to August 1992.

Paul R. Garcia               Chief Executive Officer, NDC eCommerce since July 1999;             46
                              President and Chief Executive Officer of Productivity
                              Point International from March 1997 to September 1998;
                              Group President of First Data Card Services from 1995 to
                              1997.

Walter M. Hoff               Chief Executive Officer, Health Information Services                47
                              since August 1998; Executive Vice President of First
                              Data Corporation from 1992 to 1998.

Kevin C. Shea                Chief Financial Officer of the Company since May 1998;              49
                              Executive Vice President, Corporate Strategy & Business
                              Development from June 1996 to May 1998; General Manager,
                              Integrated Payment Systems, from September 1992 to May
                              1996 and Executive Vice President, National Data Payment
                              Systems, Inc. from December 1990 through August 1992.

David H. Shenk               Controller and Chief Accounting Officer of the Company              51
                              since January 1998; Corporate Controller, Rollins, Inc.,
                              1992-1997

Suellyn P. Tornay            Acting General Counsel since April 1999; various                    38
                              management positions in the Legal department since
                              January 1987.

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

Item 6.  SELECTED FINANCIAL DATA
--------------------------------

Selected Financial Data appears on Page A-1 of this report. Additional discussion of Business Acquisitions appears in Footnote 2 on page 25 of this report.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages A-3 to A-17 of this report.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

This disclosure is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages A-3 to A-17 of this report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Financial statements and supplementary information appears on pages A-18 to A-48 of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

                                    PART III
                                    --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

    The Company hereby incorporates by reference the information contained under the heading "Election of Directors - Certain Information Concerning Nominee and Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1999 Annual Meeting of Stockholders to be held on October 28, 1999. Certain information relating to executive officers of the Company appears at pages 16 to 17 of this Annual Report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION
--------------------------------

    The Company hereby incorporates by reference the information contained under the heading "Election of Directors - Compensation and Other Benefits" from its definitive proxy statement to be delivered to the stockholders of the Company in connection with the 1999 Annual Meeting of Stockholders to be held on October 28, 1999. In no event shall the information contained in the proxy statement under the sections entitled "Stockholder Return Analysis" and "Report of the Compensation Committee" be included herein by this reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

    The Company hereby incorporates by reference the information contained under the headings "Election of Directors - Common Stock Ownership of Management" and " - Common Stock Ownership by Certain Other Persons" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 1999 Annual Meeting of Stockholders to be held on October 28, 1999.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Neil Williams, a Director of the Company, is a partner of Alston & Bird LLP (attorneys and counsel for the Company). The Company paid Alston & Bird LLP approximately $726,186, $830,700 and $1,371,600 in fiscal 1999, 1998 and 1997, respectively for legal services rendered in connection with numerous matters.

                                    PART IV
                                    -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)(1) The following consolidated financial statements for the Registrant and its subsidiaries appear in Appendix A to this report and are filed as a part hereof:

 Consolidated Statements of Income for each of the three fiscal years ended May
                                   31, 1999.

             Consolidated Balance Sheets at May 31, 1999 and 1998.

Consolidated Statements of Changes in Shareholders' Equity for each of the three fiscal years ended May 31, 1999.

 Consolidated Statements of Cash Flows for each of the three fiscal years ended
                                 May 31, 1999.

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

(iii) Credit Agreement dated as of December 19, 1997, among the Registrant, The First National Bank of Chicago, as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein. (filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1998, File No. 001-12392, and incorporated herein by reference).

(iv) First Amendment dated April 10, 1998 to the Credit Agreement dated as of December 19, 1997, among the Registrant, The First National Bank of Chicago, as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein. (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1998, File No. 001-12392, and incorporated herein by reference).

(v) Second Amendment dated October 14, 1998 to the Credit Agreement dated as of December 19, 1997, among the Registrant, The First National Bank of Chicago, as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein.

(vi) Third Amendment dated February 26, 1999 to the Credit Agreement dated as of December 19, 1997, among the Registrant, The First National Bank of Chicago, as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein.

(vii) Fourth Amendment dated July 7, 1999 to the Credit Agreement dated as of December 19, 1997, among the Registrant, The First National Bank of Chicago, as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein.

                 Executive Compensation Plans and Arrangements

(viii) Form of Executive Severance Compensation Agreement with certain executive officers (filed as Exhibit 10(ii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1986, File No. 001-12392, and incorporated herein by reference.)

(ix) Non-Employee Directors Stock Option Plan (filed as Exhibit 10(iv) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1987, File No. 001-12392, and incorporated herein by reference.)

(x) 1995 Non-Employee Director Compensation Plan (filed as Exhibit 10(vii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1996, File No. 001-12392, and incorporated herein by reference).

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

(xx) Supplemental Executive Retirement Plan effective June 1, 1997 (incorporated by reference from Exhibit 10(xx) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1997, File No. 001-12392).

(xxi) Amendment to Registrant's 1987 Stock Option Plan effective September 28, 1996 (incorporated by reference from Exhibit 10(xxi) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1997, File No. 001-12392).

(xxii) Amendment to Registrant's 1983 Restricted Stock Plan effective December 17, 1996 (incorporated by reference from Exhibit 10(xxii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1997, File No. 001-12392).

(xxiii) Employment Agreement effective June 1, 1997 between Robert A. Yellowlees and the Registrant (incorporated by reference from Exhibit 10(xxiv) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1997, File No. 001-12392).

(xxiv) Synergistic Systems, Inc. 1996 Stock Option Plan (incorporated herein by reference from Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-44823).

(xxv) Physician Support Systems, Inc. 1996 Stock Option Plan (incorporated herein by reference from Exhibit 4(b) to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-44823).

(xxvi) Employment Agreement dated December 10, 1997 between Robert Brown and Source Informatics, Inc.

(xxvii) Amendment dated May 31, 1999 to the Employment Agreement effective June 1, 1997 between Robert A. Yellowlees and the Registrant.

(xxviii) Amendment to the National Data Corporation Employees Retirement Plan effective July 31, 1998 (incorporated by reference from Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter end August 31, 1998, File No. 001-12392).

(xxix) Amendment to the 1984 Non-Employee Director Stock Option Plan effective October 22, 1998.

(21)  Subsidiaries of the Registrant

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

                                          By: /s/ Kevin C. Shea
                                          ---------------------
                                          Kevin C. Shea
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                          By: /s/ David H. Shenk
                                          ----------------------
                                          David H. Shenk
                                          Controller
                                          (Chief Accounting Officer)

Date:     August 23, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated:

Signature                              Title                                     Date
---------                              -----                                     ----
 /s/ Robert A. Yellowlees              Chairman of the Board,               August 16, 1999
------------------------               Chief Executive Officer
Robert A. Yellowlees

 /s/ Edward L. Barlow                  Director                             August 16, 1999
--------------------
Edward L. Barlow

 /s/ J. Veronica Biggins               Director                             August 16, 1999
-----------------------
J. Veronica Biggins


 /s/ James B. Edwards                  Director                             August 16, 1999
----------------------
James B. Edwards


 /s/  Neil Williams                    Director                             August 16, 1999
------------------
Neil Williams

                                   APPENDIX A
                                       to
                           ANNUAL REPORT ON FORM 10-K
                 NATIONAL DATA CORPORATION AND ITS SUBSIDIARIES
                       FINANCIAL STATEMENTS AND SCHEDULES

                                    CONTENTS

Selected Financial Data...............................................................................   A-1

Market Price and Dividend Information.................................................................   A-2

Management's Discussion and Analysis of Financial Condition and
     Results of Operations............................................................................   A-3

Consolidated Statements of Income (Loss) for each of the three years
     ended May 31, 1999...............................................................................   A-18

Consolidated Statements of Cash Flows for each of the three years ended
     May 31, 1999.....................................................................................   A-19

Consolidated Balance Sheets at May 31, 1999 and 1998..................................................   A-20

Consolidated Statements of Changes in Shareholders' Equity for each of
     the three years ended May 31, 1999...............................................................   A-21

Notes to Consolidated Financial Statements............................................................   A-22

Report of Independent Public Accountants..............................................................   A-48

Consolidated Schedule II - Valuation and Qualifying Accounts..........................................   A-49

Report of Independent Public Accountants As to Schedule...............................................   A-50

Index to Exhibits ....................................................................................   A-51

Consent of Independent Public Accountants..........................................................      A-53

Selected Consolidated Financial Data
(In thousands, except per share data)



                                   1999            1998            1997            1996            1995
                            -------------------------------------------------------------------------------
Revenue:
Health Information Services        $455,594       $ 357,498        $267,488       $ 210,164        $175,529
eCommerce                           329,312         291,546         257,679         180,924         158,378
                            -------------------------------------------------------------------------------
Total                              $784,906       $ 649,044        $525,167       $ 391,088        $333,907

Operating Income (Loss)            $133,006        ($25,896)       $ 60,852        ($14,830)       $ 29,645

Net Income (Loss)                  $ 71,437        ($61,326)       $ 29,398        ($11,845)       $ 18,642

Diluted Earnings (Loss) Per        $   2.02          ($1.90)       $    .91           ($.40)       $    .67
 Share

Dividends Per Share                $    .30       $     .30        $    .30       $     .30        $    .30

Total Assets                       $764,928       $ 731,215        $626,322       $ 442,351        $347,663

Long-Term Obligations              $190,177       $ 180,541        $165,388       $  23,329        $ 44,932

Total Shareholders' Equity         $409,094       $ 347,935        $323,249       $ 283,735        $174,715

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

MARKET PRICE AND DIVIDEND INFORMATION
-------------------------------------

National Data Corporation's common stock is traded on the New York Stock Exchange under the ticker symbol "NDC." The high and low sales prices and dividends paid per share of the Company's common stock for each quarter during the last two fiscal years were as follows:

                                                                                  Dividend
                                                   High             Low           Per Share
------------------------------------------------------------------------------------------
Fiscal Year 1999

First Quarter                                     $44.86           $34.81            $.075
Second Quarter                                     38.54            26.36             .075
Third Quarter                                      55.07            35.82             .075
Fourth Quarter                                     48.63            36.81             .075


Fiscal Year 1998

First Quarter                                     $46.50           $36.31            $.075
Second Quarter                                     44.25            33.75             .075
Third Quarter                                      44.63            32.13             .075
Fourth Quarter                                     46.00            35.50             .075


The number of shareholders of record as of August 10, 1999 was 4,022.

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


Results of Operations


General

     National Data Corporation ("NDC" or "the Company") is a leading provider of high volume information services and systems to the health care and electronic commerce markets. The Company operates in two principal business segments: NDC Health Information Services and NDC eCommerce.

     NDC Health Information Services provides a large variety of electronic information products and services to numerous segments of the health care industry. The Company's products include electronic claims processing, claims adjudication and payment systems, funding capabilities, billing services, accounts receivable resolution, business office management services, practice management systems and clinical database information. The Company provides these products and services to pharmacies, pharmaceutical manufacturers, dentists, physicians, hospitals, integrated delivery systems, managed care organizations, payers, government health care agencies, distributors, clinics, nursing homes and internet portals. These solutions assist the Company's clients to increase efficiency, enhance the quality of patient care, strengthen their management of revenue and cash flow, reduce overhead costs, react quickly to changing market conditions, improve business operations, and streamline administrative processes. Our health information network moves vast amounts of data throughout the healthcare community, providing value-added content all along the way.

     NDC eCommerce is a worldwide provider of a wide range of value-added end-to-end electronic commerce and payment processing solutions to the retail, hospitality, automotive, health care, university, cable providers, cellular telephone providers and government markets. The Company offers electronic data interchange ("EDI") and Internet-based purchasing and payment services, credit and debit card authorization and processing services, check verification and guarantee, cash management, Internet-based tax payment, Internet-based on-line banking and other related services directly to merchants and indirectly through financial institutions. The Company is one of the largest independent transaction processors of credit cards in the world.

     The All Other and Corporate category is comprised mostly of unallocated, direct corporate operations.

     The following tables are a summary of the Company's results of operations as reported and excluding the effects of non-recurring charges (In millions, except per share data):


                                                                 1999 vs. 1998    1998 vs. 1997
                                       1999   1998      1997         Change          Change
-----------------------------------------------------------------------------------------------
As Reported
Revenue                              $ 784.9 $649.0   $ 525.2   $ 135.9   21%   $ 123.8   24%

Operating Income (Loss)                133.0  (25.9)     60.9     158.9     *     (86.8)    *

Net Income (Loss)                       71.4  (61.3)     29.4     132.7     *     (90.7)    *

Diluted Earnings (Loss) Per Share       2.02  (1.90)     0.91      3.92     *     (2.81)    *


Excluding Non-recurring  Charges
Revenue                              $ 784.9 $649.0   $ 525.2   $ 135.9   21%   $ 123.8   24%

Operating Income                       133.0   94.3      70.4      38.7   41%      23.9   34%

Net Income                              71.4   49.9      39.8      21.5   43%      10.1   25%

Diluted Earnings Per Share              2.02   1.48      1.23      0.54   36%      0.25   20%

* - percentage change deemed not meaningful


     The Company incurred non-recurring charges of $120.2 million and $9.5 million in fiscal 1998 and 1997, respectively. After-tax, these charges were $111.2 million or $3.38 per share and $10.4 million or $0.32 per share in fiscal 1998 and 1997, respectively. In general, these charges were incurred in connection with mergers and related restatements that occurred during each of the fiscal years presented. The components of the charges include merger transaction costs, asset impairment losses, and restructuring activities. The 1998 charge also includes a $67.0 million in-process research and development charge as a result of the acquisition of Source Informatics Inc. Restructuring activities reflect charges for severance and other related costs associated with plans to reduce staffing in areas of redundant operations and activities. For more detailed discussion of the non-recurring charges, refer to Note 12 to the Consolidated Financial Statements. The remainder of the results of operations discussion will exclude the impacts of non-recurring charges, as the Company believes that this will provide for more meaningful comparisons.

Fiscal Years 1999 and 1998
     The following tables provide comparisons of the Company's results of operations for fiscal years 1999 and 1998 and exclude non-recurring charges:

(In millions and excluding non-recurring charges)

                                                      1999                         1998                  Change
                                          ------------------------     ------------------------     ------------
Revenue:
   NDC Health Information Services              $455.6          58%          $357.5          55%              27%
   NDC eCommerce                                 329.3          42%           291.5          45%              13%
                                          ----------------------------------------------------------------------
     Total Revenue                              $784.9         100%          $649.0         100%              21%
                                          ======================================================================

Depreciation and Amortization:
   NDC Health Information Services              $ 33.8          59%          $ 27.3          56%              24%
   NDC eCommerce                                  20.8          37%            19.2          40%               8%
   All Other and Corporate                         2.1           4%             1.9           4%              11%
                                          ----------------------------------------------------------------------
     Total Depreciation and Amortization        $ 56.7         100%          $ 48.4         100%              17%
                                          ======================================================================

     The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) is defined as operating income plus depreciation and amortization. This statistic and its results as a percentage of revenue may not be comparable to similarly titled measures reported by other companies.
However, management believes this statistic is a relevant measurement and provides a comparable cash earnings measure, excluding the impact of the amortization of acquired intangibles, potential timing differences associated with capital expenditures and the related depreciation charges and non-recurring charges.

(In millions and excluding non-recurring charges)

                                                       1999                           1998                   Change
                                          -------------------------      -------------------------      ------------
EBITDA:
   NDC Health Information Services              $ 98.9           52%           $ 69.5           49%               42%
   NDC eCommerce                                 100.6           53%             83.8           59%               20%
   All Other and Corporate                        (9.8)          (5%)           (10.6)          (8%)              (8%)
                                          --------------------------------------------------------------------------
     Total EBITDA                               $189.7          100%           $142.7          100%               33%
                                          ==========================================================================
Income before Income Taxes (IBIT):
   NDC Health Information Services              $ 64.4           55%            $ 40.1           50%              60%
   NDC eCommerce                                  74.8           65%              60.9           76%              23%
   All Other and Corporate                       (23.0)         (20%)            (20.5)         (26%)             12%
                                          --------------------------------------------------------------------------
     Total IBIT                                 $116.2          100%            $ 80.5          100%              44%
                                          ==========================================================================

Consolidated

     Total revenue for fiscal 1999 was $784.9 million, an increase of $135.9 million (21%) from fiscal 1998 due to growth in distribution channels, customer base, transaction volumes and new services to our customers in both of our business segments and the full year effect of acquisitions completed in 1998.

     Cost of service increased $71.8 million (22%) in fiscal 1999 from fiscal 1998. The increase was primarily a result of increased operating costs associated with the 21% revenue growth. Total cost of service, as a percentage of revenue, increased from 50% in fiscal 1998 to 51% in fiscal 1999 due to increases in depreciation and amortization from increased capital expenditures for network and database infrastructure made during the period to support future revenue and profitability growth.

     Sales, general and administrative expenses ("SG&A") increased $25.3 million (11%) from the same period last year. This increase was primarily due to expenses associated with continuing investments in product development and distribution channel expansion. However, as a percentage of revenue, these expenses decreased to 32% for fiscal 1999 from 35% for fiscal 1998. SG&A expenses decreased as a percentage of revenue due to effective expense control initiatives combined with synergies realized from the integration of acquisitions.

     Operating income, excluding non-recurring charges, increased 41% from $94.3 million in fiscal 1998 to $133.0 million in fiscal 1999. As a percentage of revenue, the Company's operating income margin increased by 17% to 16.9% in fiscal 1999 from 14.5% in fiscal 1998, excluding non-recurring charges. These improvements reflect improved margins in operations gained through improved efficiencies.

     EBITDA for fiscal 1999 increased by $47.0 million or 33% to $189.7 million due to the 21% revenue increase and significant productivity improvements which led to the Company's margin improvements. The EBITDA margin percentage was 24.2% in fiscal 1999, compared to 22.0% in fiscal 1998. IBIT for fiscal 1999 improved to $116.2 million from $80.5 million in fiscal 1998, a 44% increase.

     Total other expense increased $3.0 million for fiscal 1999 compared to fiscal 1998. This increase was primarily the result of higher interest expense due to increased utilization of capital leases as a financing option for capital expenditures.

NDC Health Information Services

     NDC Health Information Services revenue growth (27%) in fiscal 1999 was a result of increases from internally developed products and services, primarily electronic transaction processing, physician practice management and business management services provided to hospitals and physicians, Internet services and by the impact of acquisition activity. Revenue growth was positively impacted by the full year effect of the Company's third quarter fiscal 1998 acquisitions of two healthcare information management businesses, Source Informatics Inc. ("Source") and a subsidiary of Pharmaceutical Marketing Services, Inc. ("PMSI").

     EBITDA for fiscal 1999 was $98.9 million compared to $69.5 million in fiscal 1998. This 42% growth in EBITDA was due to the 27% increase in revenue and substantial productivity improvements as measured by the EBITDA margin percentage that improved from 19.4% in fiscal 1998 to 21.7% in fiscal 1999. The Company improved EBITDA margins by offering higher margin value added services, by leveraging its fixed investments, through synergies realized from the integration of acquisitions and through expense control. Margins as a percentage of revenue continue to increase because revenues are growing at a faster rate than these expenses, including synergies realized from the integration of acquisitions. IBIT in fiscal 1999 grew by 60% to $64.4 million from $40.1 million in fiscal 1998.

NDC eCommerce

     The NDC eCommerce revenue increase (13%) reflects the impact of growth of the industry, programs directed at new vertical industry offerings and new distribution channels (including the Internet) in addition to growth in basic market demand and the full year effect of acquisitions. This growth was reflected in an increase in the volumes of merchant sales and authorizations processed due to a larger customer base and higher consumer credit card spending.

     EBITDA for fiscal 1999 was $100.6 million compared to $83.8 million in fiscal 1998. This 20% growth in EBITDA was due to the 13% increase in revenue and strong productivity improvements as measured by the EBITDA margin percentage that improved from 28.7% in fiscal 1998 to 30.5% in fiscal 1999 as a result of increased revenue per transaction in check processing services and credit card processing. The Company continues to leverage its computer operations, telecommunication infrastructure, and investments in new market opportunities. Margins as a percentage of revenue continued to increase because revenues are growing at a faster rate than these expenses. IBIT in fiscal 1999 grew by 23% to $74.8 million from $60.9 million in fiscal 1998.

All Other and Corporate

     All Other and Corporate is comprised primarily of corporate overhead functions. This expense grew by 12% from $20.5 million in fiscal 1998 to $23.0 million in fiscal 1999 due primarily to support operations growth (21% revenue increase) and various compliance activities, partially offset by continued productivity improvement. All Other and Corporate expense percentage improved by 9% from 3.2% of total revenue in fiscal 1998 to 2.9% in fiscal 1999 due to strong productivity improvements.

Fiscal Years 1998 and 1997
     The following tables provide comparisons of the Company's results of operations for fiscal years 1998 and 1997 and exclude non-recurring charges:

(In millions and excluding non-recurring charges)

                                                       1998                           1997                   Change
                                          -------------------------      -------------------------      ------------
Revenue:
   NDC Health Information Services              $357.5           55%           $267.5           51%               34%
   NDC eCommerce                                 291.5           45%            257.7           49%               13%
                                          --------------------------------------------------------------------------
     Total Revenue                              $649.0          100%           $525.2          100%               24%
                                          ==========================================================================

Depreciation and Amortization:
   NDC Health Information Services              $ 27.3           56%           $ 18.0           45%               52%
   NDC eCommerce                                  19.2           40%             20.5           51%               (6%)
   All Other and Corporate                         1.9            4%              1.8            4%                6%
                                          --------------------------------------------------------------------------
     Total Depreciation and Amortization        $ 48.4          100%           $ 40.3          100%               20%
                                          ==========================================================================

EBITDA:
   NDC Health Information Services              $ 69.5           49%           $ 54.3           49%               28%
   NDC eCommerce                                  83.8           59%             68.0           61%               23%
   All Other and Corporate                       (10.6)          (8%)           (11.6)         (10%)              (9%)
                                          --------------------------------------------------------------------------
     Total EBITDA                               $142.7          100%           $110.7          100%               29%
                                          ==========================================================================

IBIT:
   NDC Health Information Services              $ 40.1           50%           $ 35.1           56%               14%
   NDC eCommerce                                  60.9           76%             45.2           72%               35%
   All Other and Corporate                       (20.5)         (26%)           (17.6)         (28%)              16%
                                          --------------------------------------------------------------------------
     Total IBIT                                 $ 80.5          100%           $ 62.7          100%               28%
                                          ==========================================================================


Consolidated

     Total revenue for fiscal 1998 was $649.0 million, an increase of $123.8 million (24%) from fiscal 1997 due to increases in customers, transaction volumes and increased added value to our customers in both our business segments and the full year effect of acquisitions.

     Cost of service increased $61.1 million (23%) in fiscal 1998 from fiscal 1997. The increases were primarily a result of increased operating costs associated with the 24% revenue growth. Total cost of service, as a percentage of revenue remained constant at 50% for both fiscal 1998 and 1997. The Company continues to leverage its computer operations, telecommunication infrastructure, and investments in new market opportunities.

     SG&A expenses increased $38.8 million (20%) from the same period last year. This increase was primarily due to the 24% revenue growth and expenses associated with continuing investments in product development, distribution channel expansion and the development of the NDC Health Information Services branding program for future revenue growth. However, as a percentage of revenue, these expenses decreased to 35% for fiscal 1998 from 36% for fiscal 1997. SG&A expenses decreased as a percentage of revenue since revenues are growing at a faster rate than these expenses, including synergies realized from the integration of acquisitions.

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

     EBITDA for fiscal 1998 increased by $32.0 million or 29% to $142.7 million due to the 24% revenue increase and productivity improvements. EBITDA margin percentage was 22.0% in fiscal 1998, compared to 21.1% in fiscal 1997. IBIT for fiscal 1998 improved to $80.5 million from $62.7 million in fiscal 1997, a 28% increase.

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


NDC Health Information Services

     NDC Health Information Services revenue growth (34%) in fiscal 1998 was a result of increases from existing products and internally developed new products and services. In addition, revenue growth resulted from the impact of the third quarter fiscal 1998 acquisitions of two healthcare information management businesses, Source and PMSI.

     EBITDA for fiscal 1998 was $69.5 million compared to $54.3 million in fiscal 1997. This 28% growth in EBITDA was due to the 34% increase in revenue and was partially offset by deterioration in EBITDA margin percentage, which was 19.4% in fiscal 1998, compared to 20.3% in fiscal 1997. This deterioration was the result of added expenditures and investments for future revenue and profitability growth, as well as the costs associated with the PHSS pooling. IBIT in fiscal 1998 grew by 14% to $40.1 million from $35.1 million in fiscal 1997.

NDC eCommerce

     The NDC eCommerce revenue increase (13%) reflects the impact of growth of the industry, new programs and new distribution channels. This growth included an increase in the volumes of merchant sales and authorizations processed due to a larger customer base and higher consumer credit card spending.

     EBITDA for fiscal 1998 was $83.8 million compared to $68.0 million in fiscal 1997. This 23% growth in EBITDA was due to the 13% increase in revenue and productivity improvements as measured by the EBITDA margin percentage that improved from 26.4% in fiscal 1997 to 28.7% in fiscal 1998. The Company improved its EBITDA margin percentage through improved efficiencies in its computer operations and telecommunications infrastructure areas. This margin percentage continues to improve because revenues are growing at a faster rate than these operating expenses are. IBIT in fiscal 1998 grew by 35% to $60.9 million from $45.2 million in fiscal 1997.

All Other and Corporate

     All Other and Corporate is comprised mostly of corporate operations. This expense grew by 16% from $17.6 million in fiscal 1997 to $20.5 million in fiscal 1998 due primarily to the 24% revenue increase partially offset by productivity improvements. The All Other and Corporate expense percentage improved from 3.4% of total revenue in fiscal 1997 to 3.2% in fiscal 1998 due to productivity improvements.


Liquidity and Capital Resources

     Cash flow generated from operations provides the Company with a significant source of liquidity to meet its needs. Net cash provided by operating activities increased 134% to $114.6 million for fiscal 1999, from $49.0 million in fiscal 1998. Cash provided by operations before changes in working capital was $154.7 million for fiscal 1999, an increase of $58.3 million (60%) compared to the prior year. This difference is primarily driven by the increase in earnings, depreciation and amortization, and changes in deferred taxes. Cash was required in fiscal 1999 to fund net changes in working capital of $40.0 million, compared to $47.4 million for fiscal 1998. The changes in working capital resulted primarily from increases in accounts receivable due to revenue growth, the timing and payments on accounts payable and accrued liabilities and income taxes. The changes due to accounts payable and accrued liabilities primarily relate to the timing of payments on accounts payable and income tax liabilities, and an increase in deferred revenue resulting from increased revenue growth. As a result of tax law changes (relating to the ability to utilize net operating loss carryforwards) enacted after May 31, 1999 but applicable to fiscal year 1999, the company is expecting a net income tax refund of approximately $8.3 million for fiscal 1999 compared to the net refund of $0.6 million that the Company recorded for fiscal 1998.

     For fiscal year 1999, cash used in investing activities decreased to $44.5 million, compared to $85.9 million in fiscal year 1998. This was primarily due to reduced acquisitions ($8.1 million in fiscal 1999 versus $63.1 million in fiscal 1998). The Company continues to invest in capital expenditures related to growth in the business and acceleration of certain strategic initiatives. These capital expenditures were $37.6 million in fiscal year 1999 compared to $22.8 million in fiscal year 1998. Including the effects of our capital leasing program, our capital expenditures commitments increased by 73.2% to $57.5
million in fiscal year 1999 compared to $33.2 million in fiscal 1998.   In
fiscal 1999, the Company completed one acquisition for an aggregate cash consideration of approximately $8.1 million, net of cash acquired. During fiscal 1998, the Company completed six acquisitions for an aggregate cash purchase price of approximately $63.1 million, net of cash acquired, with additional funding provided by the issuance of Common Stock valued at approximately $92.7 million. The Company has financed its acquisition program through cash flows from operations, equity, borrowings on its Line of Credit and debt offerings.

     Net cash used by financing activities increased to $69.1 million for fiscal 1999 from $21.2 million provided by financing activities in the prior year. The Company repaid $40.0 million on its Line of Credit from cash earnings. In addition, the Company made net principal payments under capital lease arrangements and notes payable of $13.7 million and $10.2 million in fiscal 1999 and 1998, respectively. Dividends of $10.1 million and $9.0 million were paid during fiscal 1999 and 1998, respectively.

     The Company has a committed, unsecured $125.0 million revolving line of credit that expires in December 2002. At May 31, 1999, there was $35.0 million outstanding under the Line of Credit. The Company also has a $15.0 million uncommitted line of credit to fund working capital requirements, under which there were no amounts outstanding at May 31, 1999. Management believes that its current level of cash and borrowing capacity, along with future cash flows from operations, are sufficient to meet the needs of its existing operations and its planned requirements for the foreseeable future. The Company regularly evaluates cash requirements for current operations, commitments, development activities and strategic acquisitions. The Company may elect to raise additional funds for these purposes, either through the issuance of additional debt or equity or otherwise, as appropriate.


Market Risk

     The Company is not exposed to material market risk from changes in interest rates, foreign currency rates and/or Company equity prices.

     The Company has a line of credit which has a variable interest rate based on the London Interbank Offered Rates ("LIBOR"). The Company has performed an interest rate sensitivity analysis over the near term with a 10% change in interest rates. Based on this analysis, the Company's Net Income is not subject to material interest rate risk.

     The Company generates a percentage of its Net Income from its foreign operations. The Company has performed a foreign exchange sensitivity analysis over the near term with a 10% change in foreign exchange rates. Based on this analysis, the Company's Net Income is not subject to material foreign exchange rate risk.

     The Company has Convertible Debt which is convertible into the Company's common stock at a certain level. The Company has performed an equity price sensitivity analysis over the near term with a 10% change in the Company's equity price. The Company's Net Income is not subject to material equity price risk based on this analysis. The Company's Diluted Earnings Per Share incorporates the effect of this debt conversion.


Year 2000 Readiness

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

     The Company has a corporate Program Office to define, evaluate and conduct audits of the Company and its progress toward Year 2000 readiness. The Company also has a Year 2000 Senior Advisory Board comprised of members of senior management and a Year 2000 Task Force comprised of representatives from various departments from each of the Company's operating units. The Task Force is charged with evaluating the Company's Year 2000 efforts, managing implementation teams, and regularly reporting results to the corporate Program Office. The corporate Program Office monitors the progress of the operating units in their implementation plans to resolve Year 2000 issues, tracks dependencies and provides reports to the Senior Advisory Board. The Senior Advisory Board is charged with evaluating the progress reported by the corporate Program Office and addressing any significant issues as they arise.

State of Readiness

     The corporate Program Office has established an implementation plan to address the Year 2000 issue with respect to its information technology systems, hardware and software products and non-information technology products. The implementation plan phases are stated and defined as follows:

Phase I - Inventory/Assessment.  The Company listed and classified software,
          --------------------
hardware, networks, products, services, facilities, environment, third party relationships and any additional items that could be affected by the Year 2000 issue. For each item on the inventory, the Company assessed the likelihood of meeting the target dates to be corrected for Year 2000 data processing and ready for testing. This phase also included developing plans to manage each item on the inventory. Certain of the Company's products/services utilize third party software and/or hardware products in conjunction with proprietary software. In these cases, due diligence is being performed on the third party products and the Company has made or is in the process of making clients aware of upgrades/replacements that may be required if the third party products are not compliant. The Company has completed this phase for all systems.

Phase II - Remediation.  Determine and implement methodology for correcting Year
           -----------
2000 issues via coding, upgrades, replacements, etc. and deliver to testing. The Company's major systems in the core operational networks were substantially remediated by June 30, 1999. These networks include communications and transaction processing, database management for healthcare applications, electronic commerce including credit, debit, and check, and NDC Health Information Services' pharmacy transaction submission, eligibility verification, data capture and editing. Remediation of systems in NDC Health Information Services' EDI services was substantially completed by June 30, 1999, with a limited number of systems requiring extended migration, installation or conversion activity beyond this date.

Phase III - Internal Testing.  Perform testing based upon developed plans as a
            ----------------
result of the remediation phase, upgrades and/or testing of indicated Year 2000 ready third-party applications or services. At the completion of this phase, the Company's computer systems are deemed to be Year 2000 ready subject to implementation. The Company's Phase III is substantially completed for its core operational networks. The Company's NDC Health Information Services' EDI systems are substantially complete. Final testing efforts are planned with the majority slated for completion by August 31, 1999.

Phase IV - External Testing.  Perform end-to-end connection point testing with
           ----------------
third parties that the Company relies upon for certain operating elements via interfaces and also service providers as required. The Company targets this phase to be completed by September 30, 1999 for all key systems. The Company anticipates that continued testing with third parties may be required past the September date based on their availability.

Testing is being performed as required and is dependent on third parties. The Company continues to actively pursue these dependencies to schedule required testing.

Phase V - Implementation and Proactive Management.  Transition Year 2000 ready
          ---------------------------------------
computer systems into a production/live environment. The Company estimates completion of this phase by October 31, 1999. As testing is successfully completed, systems are implemented into a production/live environment. Management believes that its key systems will be Year 2000 ready by October 31, 1999.

The following status chart indicates the approximate percentage of work completed for the mission-critical systems of the following material business units by phase as of July 31, 1999:

                                        Phase I        Phase II      Phase III       Phase IV       Phase V
                                      ------------   ------------   ------------   ------------   ------------
PRODUCT LINE
------------------------------
Target Date                               2/28/99        6/30/99        8/31/99        9/30/99       10/31/99
------------------------------            -------        -------        -------        -------       --------
Health Information  Services
EDI Services                                  100%            97%            90%            83%            92%
Information Solutions                         100%           100%           100%            90%            85%

eCommerce                                     100%            99%            95%            90%            92%

Corporate Information Systems                 100%           100%           100%           100%           100%


Costs to Address

     As it relates to internal computer systems, the Company is incurring internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its systems for the Year 2000. Given the nature of the Company's ongoing system development activities throughout its businesses, it is difficult to quantify, with specificity, all of the costs and capital expenditures being incurred to address this issue. A significant portion of these costs is not likely to be incremental costs to the Company, but will represent the redeployment of existing information technology resources. The Company's employees have performed the majority of the work completed thus far on the implementation plans. The costs incurred to date, excluding capital expenditures, are approximately $20 million. The Company's estimated costs to complete its Year 2000 compliance program are estimated to be approximately $5 million in fiscal year 2000. The capital expenditures incurred to date are approximately $12 million and estimated capital expenditures to complete are estimated to be an additional $1 million. These capital expenditures amounts include only those initiatives undertaken specifically to resolve Year 2000 issues. However, some Year 2000 issues were successfully corrected by other capital projects that addressed many of the Company's initiatives such as consolidation of information, productivity improvements and leveraging fixed costs. The total cost estimate for the implementation plan may be revised because the plan is constantly evaluated and revised as a result of many factors. These factors include, but are not limited to, the results of any phase of the implementation plan, customer requirements, or recommendations by contractors retained by the Company. These cost estimates also do not include the cost of executing the contingency planning and proactive maintenance as the Year 2000 approaches. Currently, the Company is expecting this cost to be an additional $3-$5 million. The Company does not expect that the opportunity costs of executing the implementation plan will have a material effect on the financial condition of the Company or its results of operations.

Risks

     The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties upon which the Company relies. Accordingly, the Company is requesting assurances from certain software vendors from which it has acquired, or from which it may acquire software, that the software will correctly process all date information at all times. In addition, the Company is querying certain of its customers and suppliers as to their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the Year 2000 approaches and is reached. The Company is heavily reliant upon customers and other third parties in the health care, banking and credit card industries, in terms of electronic interfaces. Failure to appropriately address the Year 2000 issue by major customers or suppliers or a material percentage of the smaller customers could have a material adverse effect on the financial condition and results of operations of the Company. Testing is being performed as required and is dependent on third parties. The Company continues to actively pursue these dependencies to schedule required testing.

     In order for the testing phase of the Year 2000 plan to be completed, the Company is reliant upon its customers and other third-party connection points to prepare their systems for testing. The Company could be affected if a significant number of customers delay testing or conversions until the end of 1999. The Company has been active in advising customers and business partners of their obligation and the Company continues to evaluate the impact of those customers who have not yet coordinated with the Company for upgrades, certification/verification and testing.

     The customers with the greatest revenue impact have been identified and their testing/certification process has been analyzed. Testing has been completed and/or scheduled for substantially all key systems. If coordination of a preset testing time is not possible, the revenue impact for the accommodation of last minute testing is being evaluated. The goal is to ensure that products with significant revenues are fully ready, tested and implemented before October 31, 1999, so that the Company's overall revenue is not materially impacted.

     The Company's business is also heavily reliant upon external suppliers to provide certain operating elements of its business. Some of these providers include telecommunication services, computer systems, banks and utility companies. Due diligence continues to be performed on suppliers to the Company as described in Phases III, IV and V. Inquiries are made regarding suppliers' Year 2000 efforts and contingency plans are developed as necessary. However, the Company exerts no control over the efforts of these companies to become Year 2000 compliant. The services provided by these parties are critical to the operations of the Company and the Company is heavily reliant upon these parties to successfully address the Year 2000 issue. Therefore, if any of these parties fail to provide the Company with services, the Company's ability to conduct business could be materially impacted. The result of such impact may have a material adverse effect on the financial condition and results of operations of the Company.

Contingency Plans

     The corporate Program Office is working with each business unit to develop contingency plans based on corporate Program Office guidelines. There are two types of plans. All of the Company's major business units have hardware/software business continuity plans in case a supplier of hardware/software products or internally developed systems used in the business does not have a Year 2000 version in time for implementation and testing.

     A second type of contingency plan focuses on emergency recovery plans to support the date change event. Each business unit contingency plan calls for obtaining goods or services from alternative sources, utilizing alternative methods to perform functions, and establishing command centers and communication procedures to manage the actual rollover to the Year 2000. The Company's units have developed staffing support plans to ensure the appropriate on-site staff are in place to implement any emergency recovery plan and address any issues that may arise. It is expected that these plans will be updated throughout 1999, as the Company completes testing with third parties and gains a better understanding of external third party risks.

     The Company's Year 2000 readiness activities are being regularly monitored and evaluated. Contingency and proactive maintenance plans will address key third party dependencies, facilities, utilities and staffing. On-site audits and walk throughs are being performed to evaluate the progress of the operating units toward meeting their goals. The results of these audits and walk throughs are compared to the implementation plan and presented to the Senior Advisory Board.

Summary

     The Company is working to ensure that its systems are Year 2000 ready this year through the steps taken and planned to be taken, as described above. The Company presently believes that, with modification to existing computer systems as scheduled, the Year 2000 issue should not pose significant operational problems for the Company's products and internal systems, as so modified and converted. There are no assurances that the Company will identify all date-handling problems in its business systems or those of its customers and suppliers in advance of their occurrence or that the Company will be able to successfully remedy all Year 2000 readiness issues that are discovered. To the extent that the Company is unable to resolve its Year 2000 issues prior to January 1, 2000, operating results could be adversely affected. In addition, the Company could be adversely affected if other entities (i.e. vendors or customers) not affiliated with the Company do not appropriately address their own Year 2000 issues.

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

     This document may contain forward-looking statements concerning the Company's operations, current and future performance and financial condition. These statements include statements regarding the intent, belief, or current expectations of the Company and members of its management team and involve risks and uncertainties such as continued and growing product demand, market and customer acceptance, the effect of economic conditions and competition on the Company, pricing, development difficulties involving new and existing products and services, any failure to comply with healthcare laws, regulations, changes in government laws and regulations, the ability to consummate and integrate acquisitions, the impact of the Year 2000 issue directly affecting the Company, third party providers and customers or governmental units, including Medicare/ Medicaid customers and other risks detailed in Exhibit 99.1 to the Company's Annual Report on 10-K for the fiscal year ended May 31, 1999 and other Company filings with the Securities and Exchange Commission. As a result of these factors, actual results could differ materially from those anticipated in the forward-looking statements. The Company undertakes no obligation to revise any of these statements to reflect future circumstances or the occurrence of unanticipated events.

CONSOLIDATED  STATEMENTS  OF  INCOME (LOSS)
NATIONAL DATA CORPORATION AND SUBSIDIARIES

(in thousands except per share data)
----------------------------------------------------------------------------------------------------
                                                                      Year Ended May 31,
                                                            1999             1998           1997
                                                         ------------   -------------    -----------
Revenue                                                   $ 784,906       $ 649,044       $ 525,167
----------------------------------------------------------------------------------------------------
Operating expenses:
     Cost of service                                        397,211         325,397         264,253
     Sales, general and administrative                      254,689         229,380         190,559
     Non-recurring charges                                        -         120,163           9,503
----------------------------------------------------------------------------------------------------
                                                            651,900         674,940         464,315
----------------------------------------------------------------------------------------------------

Operating income (loss)                                     133,006         (25,896)         60,852
----------------------------------------------------------------------------------------------------
Other income (expense):
     Interest and other income                                2,390           1,685           2,686
     Interest and other expense                             (15,430)        (12,870)         (8,614)
     Minority interest in earnings                           (3,809)         (2,626)         (1,694)
----------------------------------------------------------------------------------------------------
                                                            (16,849)        (13,811)         (7,622)
----------------------------------------------------------------------------------------------------

Income before income taxes                                  116,157         (39,707)         53,230
Provision for income taxes                                   44,720          21,619          23,832
----------------------------------------------------------------------------------------------------
     Net income (loss)                                    $  71,437       $ (61,326)      $  29,398
                                                         ===========================================


Earnings (loss) per common and common equivalent share:
     Basic                                                $    2.12       $   (1.90)      $    0.96
                                                         -------------------------------------------

     Diluted                                              $    2.02       $   (1.90)      $    0.91
                                                         ===========================================

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NATIONAL DATA CORPORATION AND SUBSIDIARIES
(In thousands)
--------------------------------------------------------------------------------

                                                                                             Year Ended May 31,
                                                                                    --------------------------------------
                                                                                       1999           1998         1997
                                                                                    ----------     ----------   ----------
Cash flows from operating activities:
  Net income (loss)                                                                  $ 71,437      $ (61,326)   $  29,398
  Adjustments to reconcile net income (loss) to
    cash provided by operating activities:
      Non-recurring charges                                                                 -        110,340        6,578
      Depreciation and amortization                                                    30,241         23,890       25,800
      Amortization of acquired intangibles and goodwill                                26,472         24,469       14,514
      Deferred income taxes                                                            14,554         (9,353)         517
      Minority interest in earnings                                                     3,809          2,626        1,694
      Provision for bad debts                                                           5,300          4,353        1,540
      Other, net                                                                        2,878          1,446          570
      Changes in current assets and liabilities which provided (used) cash, net of the effects of acquisitions:
         Accounts receivable, net                                                     (33,109)       (26,967)     (16,916)
         Merchant processing working capital                                            1,488         (2,386)       3,913
         Inventory                                                                     (2,598)        (2,597)        (300)
         Prepaid expenses and other assets                                             (1,604)        (2,200)      (3,192)
         Accounts payable and accrued liabilities                                      (3,281)        (8,525)     (12,516)
         Deferred income                                                                2,679         (2,248)        (781)
         Income taxes                                                                  (3,641)        (2,491)       7,829
                                                                                    --------------------------------------
  Net cash provided by operating activities                                           114,625         49,031       58,648
                                                                                    --------------------------------------
Cash flows from investing activities:
  Capital expenditures                                                                (37,570)       (22,816)     (19,009)
  Business acquisitions, net of cash acquired                                          (8,055)       (63,113)    (161,299)
  Other, net                                                                            1,125              -           25
                                                                                    --------------------------------------
  Net cash used in investing activities                                               (44,500)       (85,929)    (180,283)
                                                                                    --------------------------------------
Cash flows from financing activities:
  Net borrowings (repayments) under lines of credit                                   (40,000)        42,417        8,303
  Net principal payments under capital lease arrangements and notes payable           (13,684)       (10,196)     (25,542)
  Net proceeds from the issuance of long-term debt                                          -              -      139,682
  Net proceeds (purchases) of stock activities                                         (1,198)         3,163        6,110
  Distributions to minority interests                                                  (4,080)        (5,118)      (2,068)
  Dividends paid                                                                      (10,109)        (9,036)      (9,143)
                                                                                    --------------------------------------
  Net cash (used) provided in financing activities                                    (69,071)        21,230      117,342
                                                                                    --------------------------------------
Increase (decrease) in cash and cash equivalents                                        1,054        (15,668)      (4,293)
Cash and cash equivalents, beginning of period                                          3,241         18,909       23,888
                                                                                    --------------------------------------
Cash and cash equivalents, end of period                                             $  4,295      $   3,241    $  19,595
                                                                                    ======================================

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
NATIONAL DATA CORPORATION AND SUBSIDIARIES

(In thousands, except share and per share data)
--------------------------------------------------------------------------------

                                                                                         May 31,       May 31,
                                                                                          1999          1998
                                                                                       -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                                                             $   4,295     $   3,241
  Billed accounts receivable                                                              163,193       135,223
  Unbilled accounts receivable                                                             22,305        18,835
  Allowance for doubtful accounts                                                         (10,728)       (7,394)
                                                                                       -----------   -----------
     Accounts receivable, net                                                             174,770       146,664
                                                                                       -----------   -----------
  Income tax receivable                                                                     8,348           635
  Inventory                                                                                 7,927         5,253
  Deferred income taxes                                                                     1,191            -
  Prepaid expenses and other current assets                                                16,297        16,333
                                                                                       -----------   -----------
      Total current assets                                                                212,828       172,126
                                                                                       -----------   -----------

Property and equipment, net                                                               105,904        74,234
Intangible assets, net                                                                    424,324       458,223
Deferred income taxes                                                                      13,963        20,145
Other                                                                                       7,909         6,487
                                                                                       -----------   -----------

Total Assets                                                                            $ 764,928     $ 731,215
                                                                                       ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                        $  35,000     $  75,000
  Current portion of long-term debt                                                         6,245         1,621
  Obligations under capital leases                                                         13,113        11,053
  Accounts payable and accrued liabilities                                                 71,821        73,115
  Deferred income taxes                                                                         -            92
  Deferred income                                                                          30,258        25,216
                                                                                       -----------   -----------
      Total current liabilities                                                           156,437       186,097
                                                                                       -----------   -----------

Long-term debt                                                                            152,690       155,477
Obligations under capital leases                                                           18,129        12,390
Other long-term liabilities                                                                 9,846        10,313
                                                                                       -----------   -----------
      Total liabilities                                                                   337,102       364,277
                                                                                       -----------   -----------

Minority interest in equity of subsidiaries                                                18,732        19,003
Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $1.00 per share; 1,000,000 shares authorized, none issue           -             -
  Common stock, par value $.125 per share; 100,000,000 shares authorized, 33,953,031
      and 33,791,534 shares issued, respectively.                                           4,244         4,224
  Capital in excess of par value                                                          345,639       344,019
  Treasury stock, at cost, 175,442 and 159,200 shares, respectively                        (5,857)       (5,980)
  Retained earnings                                                                        70,865         9,537
  Deferred compensation                                                                    (3,215)       (1,854)
  Cumulative translation adjustment                                                        (2,582)       (2,011)
                                                                                       -----------   -----------
      Total shareholders' equity                                                          409,094       347,935
                                                                                       -----------   -----------

Total Liabilities and Shareholders' Equity                                              $ 764,928     $ 731,215
                                                                                       ===========   ===========

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  SHAREHOLDERS'  EQUITY
NATIONAL DATA CORPORATION AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)

                                                     Common Stock                                            Accumulated
                                                  ----------------- Capital in                     Deferred     Other
                                                   Number            Excess of  Treasury Retained   Compen-  Comprehensive   Total
                                                  of Shares  Amount  Par Value    Stock  Earnings    sation      Income      Equity
                                                  ----------------------------------------------------------------------------------
Balance at May 31, 1996                             29,697   $3,712   $212,557 $     -   $59,872     ($142)       ($753)   $275,246
------------------------------------------------------------------------------------------------------------------------------------

     Comprehensive Income
          Net income                                                                      29,398                             29,398
          Foreign currency translation adjustment                                                                    26          26
                                                                                                                        ------------
     Total Comprehensive income                                                                                              29,424
                                                                                                                        ------------
     Cash dividends ($.30 per share)                                                      (9,143)                            (9,143)
     Stock issued under employee stock plans           407       51      4,644                                                4,695
     Stock issued under non-employee stock plans        14        2        201                                                  203
     Stock issued under restricted stock plans          34        4      1,188                      (1,229)                     (37)
     Tax benefit from exercise of stock options                          1,955                                                1,955
     Stock issued for acquisitions                     593       74     17,756                                               17,830
     Stock issued in exchange for shareholders not      57        7      2,616                                                2,623
     Amortization of deferred compensation                                                             453                      453

------------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1997                             30,802  3,850    240,917       -    80,127      (918)        (727)      323,249
------------------------------------------------------------------------------------------------------------------------------------

     Comprehensive Income
          Net loss                                                                       (61,326)                           (61,326)
          Foreign currency translation adjustment                                                                (1,284)     (1,284)
                                                                                                                        ------------
     Total Comprehensive income                                                                                             (62,610)
                                                                                                                        ------------
     Cash dividends ($.30 per share)                                                      (9,036)                            (9,036)
     PHSS conformity adjustment                                                             (228)                              (228)
     Treasury shares purchased                                                   (6,383)                                     (6,383)
     Stock issued under employee stock plans           256       32      6,102      403                                       6,537
     Stock issued under non-employee stock plans        27        3        375                                                  378
     Stock issued under restricted stock plans          44        6      1,732                      (1,738)                       -
     Tax benefit from exercise of stock options                          2,478                                                2,478
     Stock issued for acquisitions                   2,663      333     92,415                                               92,748
     Amortization of deferred compensation                                                             802                      802

------------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1998                             33,792  4,224    344,019   (5,980)   9,537    (1,854)      (2,011)      347,935
------------------------------------------------------------------------------------------------------------------------------------

     Comprehensive Income
          Net income                                                                      71,437                             71,437
          Foreign currency translation adjustment                                                                  (571)       (571)
                                                                                                                        ------------
     Total Comprehensive income                                                                                              70,866
                                                                                                                        ------------
     Cash dividends ($.30 per share)                                                     (10,109)                           (10,109)
     Treasury shares purchased                                                   (9,465)                                     (9,465)
     Stock issued under employee stock plans                                 7    2,001                                       2,008
     Stock issued under non-employee stock plans       166       20        395    4,409                                       4,824
     Stock issued under restricted stock plans          (5)               (217)   3,178             (2,961)                       -
     Tax benefit from exercise of stock options                          1,435                                                1,435
     Amortization of deferred compensation                                                           1,600                    1,600
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1999                             33,953   $4,244   $345,639  ($5,857) $70,865   ($3,215)     ($2,582)   $409,094
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies


Nature of operations - The Company is primarily a provider of information
--------------------
processing services and systems to the health care and electronic commerce markets. In addition, the Company provides business management services to
hospitals and physicians.   The principal markets for the Company's products and
services are retailers, merchants, banks and financial institutions, health care providers, payers, managed care organizations, pharmaceutical manufacturers and distributors.

Basis of presentation - The consolidated financial statements include the
---------------------
accounts of the Company and its majority-owned subsidiaries including the retroactive effect of all mergers which have been accounted for under the pooling-of-interests method of accounting. For fiscal 1997, the consolidated financial statements reflect Physician Support Systems, Inc.'s ("PHSS") financial position at June 30 and the results of its operations and cash flows for the years then ended. Consequently, PHSS' results of operations for the month of June 1997 have been included in both fiscal 1998 and 1997. Significant intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to the fiscal 1998 and 1997 consolidated financial statements to conform to the fiscal 1999 presentation.

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

Revenue - Revenue related to services provided is recognized as services are
-------
performed. Revenue related to software sales is recognized when software is installed at the customer site. Revenue related to software license agreements and hardware sales is recognized upon shipment. Revenue related to hardware and software maintenance contracts is recognized ratably over the terms of the contracts.

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

Cash and cash equivalents - Cash and cash equivalents include cash on hand and
-------------------------
all liquid investments with an initial maturity of three months or less when purchased.

Inventory - Inventory, which includes microcomputer hardware and peripheral
---------
equipment,
electronic point-of-sale terminals and purchased data, is stated at the lower of cost or market. Cost is determined by using the average cost method.

Property and equipment -  Property and equipment, including equipment under
----------------------
capital leases, is stated at cost. Depreciation and amortization are calculated using the straight-line method. Equipment is depreciated over 2 to 5 year lives, and buildings are depreciated over 25 to 40 year lives. Leasehold improvements and property acquired under capital leases are amortized over the shorter of the useful life of the asset or the term of the lease. The costs of purchased and internally developed software used to provide services to customers or internal administrative services are capitalized and amortized on a straight-line basis over their estimated useful lives, not to exceed five years. Maintenance and repairs are charged to operations as incurred.

Intangible assets -  Intangible assets primarily represent goodwill, customer
-----------------
contracts and trademarks associated with the Company's acquisitions. Customer contracts and trademarks acquired are amortized using the straight-line method over their estimated useful lives of 4 to 25 years. Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. Goodwill is being amortized on a straight-line basis over periods ranging from 10 to 40 years.

Impairment of long-lived assets - The Company regularly evaluates whether events
-------------------------------
and circumstances have occurred that indicate the carrying amount of property and equipment or goodwill and other intangibles may warrant revision or may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows associated with the asset over the remaining life of the asset in measuring whether the long-lived asset is recoverable (see Notes 2 and 12). In management's opinion, the long-lived assets, including property and equipment and intangible assets, are appropriately valued at May 31, 1999 and 1998.

Income taxes - Deferred income taxes are determined based on the difference
------------
between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates (see Note 8).

Fair value of financial instruments  Management considers that the carrying
-----------------------------------
amounts of financial instruments, including cash, receivables, accounts payable and accrued expenses, and current maturities of long-term obligations, approximates fair value. Interest on long-term debt is primarily payable at fixed rates, which approximate market rates at May 31, 1999 and 1998 (see Note
9).

Foreign currency translation - The assets and liabilities of foreign
----------------------------
subsidiaries are translated at the year-end rate of exchange, and income statement items are translated at the average rates prevailing during the year. The resulting translation adjustment is recorded as a component of shareholders' equity. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of shareholders' equity. The effects of foreign exchange gains and losses arising from these translations of assets and liabilities are included as a component of other comprehensive income.

Earnings per share - Basic earnings per share is computed by dividing reported
------------------
earnings available to common shareholders by weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, and convertible debt, if converted, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period, generally are assumed to have a dilutive effect on earnings per share.

The following table sets forth the computation of basic and diluted earnings (In thousands):




                                         May 31, 1999                     May 31, 1998       May 31, 1997
                                  ------------------------------       ------------------  ----------------
                                                           Per                      Per                Per
                                                           ---                      ---                ---
                                  Income      Shares      Shares       Shares      Share    Shares    Share
                                  ------      ------      ------       ------      -----    ------    ------
Basic EPS:
Net income (loss)                $71,437      33,725      $2.12        32,200     ($1.90)   30,571    $0.96
                                                          ------                  -------             ------
Effect of Dilutive
 Securities:
  Stock Options                    ---        1,346                       ---                1,691
                                 ------------------                    ------               ------
                                 71,437      35,071                    32,200               32,262

  Convertible debt                4,778       2,752                       ---                 ---
                                 ---------------------------------------------------------------------------
Diluted EPS:
Income (loss) available to
common stockholders plus
assumed conversions             $76,215      37,823       $2.02        32,200     ($1.90)   32,262    $0.91
                                ---------------------------------------------------------------------------


Basic and diluted earnings per share for the twelve months ended May 31, 1998 are the same, as the effect of any potentially dilutive securities and convertible debt is antidilutive due to the loss generated by the non-recurring charges.

Net income (loss) available to common stockholders for basic and diluted earnings per share is the same for 1998 and 1997 as there is no adjustment for the impact of convertible securities since it is antidilutive.

Recent accounting pronouncements  The Company adopted Statement of Financial
--------------------------------
Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in fiscal year 1999. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The adoption of SFAS 131 did not have any effect on National Data Corporation's primary financial statements, but did affect the disclosure of segment information contained elsewhere herein (see Note 11).

Note 2 - Business Acquisitions

During fiscal 1999, 1998, and 1997, the Company completed the following acquisitions:


                                                               Date                 Ownership
Business                                                     Acquired               Percentage
---------------------------------------------------------------------------------------------------
1999
----
John Richardson Computers                                  January 1999             100%

1998
Chemtec Systems Limited                                    July 1997                100%
Hadley Hutt Computing Limited                              July 1997                100%
PHSS - Physi-Bill, Inc. *                                  October 1997             100%
Source Informatics Inc., a subsidiary
     of Pharmaceutical Marketing Services
     Inc. ("PMSI"), and a PMSI joint venture
     formed with Source Informatics Inc.                   December 1997            100%
CheckRite International, Inc.                              May 1998                 100%

1997
----
PHSS - Medical Intercept Systems Group *                   September 1996           100%
Equifax Healthcare EDI Services, Inc.                      October 1996             100%
PHSS - MARS Group *                                        December 1996            100%
Health Communication Services, Inc.                        January 1997             100%
Electronic Data Systems Corporation's
     multi-client bank card
     processing business                                   January 1997             100%
Comerica Bank merchant portfolio                           January 1997             51%
PHSS - Physician Accounts Management &
     Billing, Inc. *                                       January 1997             100%
PHSS - Physerv Solutions, Inc. *                           February 1997            100%
Merchant Services U.S.A., Inc.                             March 1997               100%
HealthTec                                                  April 1997               100%

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

The total aggregate price paid for the 1999 purchase acquisition and final adjustments to the 1998 purchase price allocation was $8.1 million, consisting of cash. The excess of cost over tangible assets acquired of $6.6 million was allocated to goodwill and other intangible assets. The goodwill and other intangible assets will be amortized over periods ranging from 5 to 20 years.

On December 15, 1997, the Company acquired two related health care information management businesses based in Phoenix, Arizona. In this transaction the Company acquired the stock of Source Informatics Inc., a privately held company, and the stock of a subsidiary of Pharmaceutical Marketing Services Inc. ("PMSI"), which held its Over-The-Counter Physician Survey business unit as well as PMSI's interest in a joint venture it formed with Source Informatics Inc (collectively "Source"). The total consideration paid for the Source acquisition was $131.1 million, which consists of $38.6 million in cash and 2,658,468 shares of the Company's common stock valued at $92.5 million. The net value of the tangible assets acquired was a deficit (liabilities assumed exceeded tangible assets acquired) of approximately $7.2 million, creating an excess of cost over tangible assets of $138.3 million. It was determined $67.0 million of the excess cost over tangible assets represented in-process research and development costs which were appropriately expensed under SFAS 86, and included as a component of the 1998 non-recurring charges (see Note 12). The remainder of the intangible assets acquired was allocated to goodwill and customer relationships, assembled work-force, and developed technology and are being amortized over periods ranging from 7 to 20 years.

The total aggregate price paid for the 1998 purchase acquisitions was $159.4 million, consisting of cash of $65.1 million, common stock of $92.7 million and notes of $1.6 million. The excess of cost over tangible assets acquired of $165.5 million was allocated to goodwill and other intangible assets and the in-process research and development charge. The goodwill and other intangible assets are being amortized over periods ranging from 5 to 20 years.

The aggregate price paid for the 1997 acquisitions was $185.7 million, consisting of cash of $161.7 million, common stock of $17.8 million and notes of $6.2 million. The net value of the tangible assets acquired was approximately $0.8 million, creating an excess of cost over tangible assets of $184.9 million. The intangible assets are being amortized over periods ranging from 5 to 25 years.

The following unaudited pro forma information for the fiscal 1999 and 1998 purchase acquisitions discussed above has been prepared as if these acquisitions had occurred on June 1, 1997. The information is based on historical results of the separate companies and may not necessarily be indicative of the results that would have been achieved or of results that may occur in the future. The pro forma information includes the expense for amortization of goodwill and other intangible assets resulting from these transactions and interest expense related to financing costs but does not reflect any synergies or operating cost reductions that may be achieved from the combined operations. In addition, the unaudited pro forma information excludes the impact of non-recurring charges.



(In thousands, except per share data)           1999           1998
----------------------------------------------------------------------
Revenue                                       $786,957       $720,289
Net income                                      71,211         50,032
Diluted earnings per share                        2.01           1.42


In addition to the purchase acquisitions, the Company merged with Physician Support Systems, Inc. ("PHSS") on December 19, 1997 and was accounted for using the pooling-of-interests method. In accordance with the pooling-of-interests method, the consolidated financial statements of the Company include the financial statements of PHSS for all periods presented.

PHSS was engaged in the business of providing business management services to hospitals and physicians. In this merger, each share of PHSS common stock was converted into the right to receive .435 shares of the Company's common stock. The Company issued approximately 4,237,784 shares of its common stock valued at approximately $140 million, in exchange for the outstanding PHSS common stock.

Prior to its 1998 merger with the Company, PHSS consummated three transactions accounted for as a pooling-of-interests, as follows:

     On June 28, 1996, PHSS merged with Synergistic Systems, Inc. ("SSI") by exchanging 944,992 shares of PHSS' common stock for all the outstanding shares of SSI's common stock.

     On August 31, 1996, PHSS merged with EE&C Financial Services ("EE&C") by exchanging 1,026,852 shares of PHSS' for all the outstanding shares of EE&C's common stock. In addition, PHSS repaid all outstanding indebtedness of EE&C in an aggregate amount of $2.6 million by issuing an additional 131,148 shares of PHSS' common stock.

     On December 31, 1996, PHSS merged with Revenue Production Management, Inc. ("RPM") by exchanging 315,048 shares of PHSS' common stock for all the outstanding shares of RPM's common stock.

In accordance with the pooling-of-interests method of accounting, the consolidated financial statements of these entities were reflected in the financial statements of PHSS.

Note 3 - Property and Equipment


As of May 31, 1999 and 1998, property and equipment consisted of the following:





(In thousands)                                          1999       1998
-------------------------------------------------------------------------

Land                                                $    1,602  $     402
Buildings                                               12,352      7,474
Property under capital leases                          46,4447     29,134
Equipment                                               69,608     62,959
Software                                                49,991     32,405
Leasehold improvements                                  16,855     16,354
Furniture and fixtures                                  12,753     11,550
Work in progress                                        12,359     14,327
                                                        14,327      12359
                                                    ----------  ---------
                                                       223,935    172,637
Less: accumulated depreciation and amortization        118,031     98,403
                                                    ----------  ---------
                                                    $  105,904  $  74,234
                                                    ==========  =========

Note 4 - Software Costs


The following table sets forth information regarding the Company's costs associated with software development for the years ended May 31, 1999, 1998 and 1997


(In thousands)                                     1999     1998      1997
---------------------------------------------------------------------------
Total costs associated with software
    development                                  $14,021   $15,576   $18,015
In-process research and development charge
    (see Note 12)                                     -     67,000         -

Less: capitalization of internally
    developed software                            10,096     5,013     4,805
                                                 ---------------------------
Net research and development costs               $ 3,925   $77,563   $13,210
                                                 ===========================

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

Additionally, the Company capitalizes costs related to the development of computer software developed or obtained for internal use in accordance with the AICPA SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Costs incurred in the application development phase are capitalized by the Company and amortized over the useful life, not to exceed five years.

Total unamortized capitalized software costs (purchased and internally developed) were approximately $33,719,000 and $15,882,000 as of May 31, 1999 and 1998, respectively. Total software amortization expense was approximately $7,261,000, $5,792,000 and $4,928,000 in fiscal 1999, 1998 and 1997, respectively.

Note 5 - Intangible Assets

As of May 31, 1999 and 1998, intangible assets consisted of the following:

(In thousands)                          1999           1998
-----------------------------------------------------------------
Customer base                         $169,797        $168,257
Trademarks                              28,273          28,273
Goodwill and other intangibles         347,854         356,983
                                      --------        --------
                                       545,924         553,513
Less: accumulated amortization         121,600          95,290
                                      --------        --------
                                      $424,324        $458,223
                                      ========        ========

Note 6 - Accounts Payable and Accrued Liabilities

As of May 31, 1999 and 1998, accounts payable and accrued liabilities consisted of the following:



(In thousands)                          1998             1998
----------------------------------------------------------------

Trade accounts payable                $ 18,671        $ 12,384
Accrued compensation and benefits       18,920          18,295
Accured merger related expenses            961           5,655
Accrued pensions                         3,283           4,031
Merchant processing payable              1,794             306
Other accrued liabilities               28,192          32,444
                                      --------        --------
                                      $ 71,821        $ 73,115
                                      ========        ========

Note 7 -  Retirement Benefits

The Company provides a variety of retirement benefits for its employees. During fiscal year 1998, the Company made an evaluation of its current retirement plan offerings and decided to provide its employees with a greater emphasis on its deferred compensation 401(k) plan by substantially increasing the Company's match of participants' contributions. At the same time, the Company closed the defined benefit pension plan to new participants beginning June 1, 1998.

The Company has a noncontributory defined benefit pension plan (the "Plan") covering substantially all of its United States employees who have met the eligibility provisions of the plan as of May 31, 1998. Benefits are based on years of service and the employee's compensation during the highest five consecutive years of earnings of the last ten years of service. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974, as amended.

The following table provides a reconciliation of the changes in the Plan's benefit obligations and fair value of assets over the two year period ending May 31, 1999 and a statement of funded status at May 31, for each year:


Changes in benefit obligations
(In thousands)                                    1999        1998
--------------------------------------------------------------------
Balance at beginning of year                     $31,610     $25,444
Service cost                                         386       2,146
Interest cost                                      2,266       2,106
Benefits paid                                       (872)       (734)
Actuarial (gain) loss                             (2,524)      2,648
                                                 -------     -------
Balance at end of year                           $30,866     $31,610
                                                 -------     -------

Changes in plan assets
(In thousands)                                    1999        1998
--------------------------------------------------------------------
Balance at beginning of year                     $25,841     $21,582
Actual return on plan assets                       2,457       4,244
Employer contributions                               956         749
Benefits paid                                       (872)       (734)
                                                 -------     -------
Balance at end of year                           $28,382     $25,841
                                                 =======     =======

The accrued pension costs recognized in the Consolidated Balance Sheets were as follows:

(In thousands)                                        1999          1998
-------------------------------------------------------------------------
Funded status                                       ($2,484)     ($5,769)
Unrecognized net loss                                   291        2,670
Unrecognized prior service cost                         289          378
Unrecognized net asset at June 1, 1985, being
        amortized over 17 years                        (676)        (912)
                                                    -------      -------
Accrued pension cost                                ($2,580)     ($3,633)
                                                    =======      =======

Net pension expense(income) included the following components for the fiscal years ending May 31:


(In thousands)                                1999       1998          1997
-------------------------------------------------------------------------------
Service cost-benefits earned during the
    period                                    $386      $2,146        $1,672
Interest cost on projected benefit
    obligation                               2,266       2,106         1,855
Expected return on plan assets              (2,602)     (2,168)       (1,857)
Net amortization and deferral                 (147)       (147)          (79)
                                            -------     -------       -------
Net pension expense                           ($97)     $1,937        $1,591
                                            =======     =======       =======

Significant assumptions used in determining net pension expense and related obligations were as follows:


                                                       1999         1998
                                               --------------------------------
Discount rate                                          7.50%        7.25%
Rate of increase in compensation levels                4.33%        4.33%
Expected long-term rate of return on assets           10.00%       10.00%

In 1999, the Company adopted Financial Accounting Standards Board No. 132 (SFAS
132), "Employers' Disclosures About Pensions and Other Postretirement Benefits." The 1998 and 1997 amounts shown in the tables above have been restated in accordance with the disclosures required by SFAS 132.

The Company has a retirement plan for non-employee directors of the Company elected prior to January 1, 1995 with five or more years of service ("the Directors' Plan"). The Directors' Plan benefits are based on 50% of the annual director retainer amount in effect on the date of a director's retirement plus 10% for each year of service up to 100% of the base amount for 10 years' service. The benefits are payable upon retirement, at or after age 70, for a period equal to the number of years of service as a director, but not more than 15 years for participants with 15 or more years of board service as of the effective date of the Directors' Plan and not more than 10 years for all other participants. The expense related to the Directors' Plan was immaterial in 1999, 1998 and 1997.

On June 1, 1997, the Company adopted a Supplemental Executive Retirement Plan ("SERP") for certain key executives. Benefits payable under this plan are based upon the participant's highest three consecutive years of earnings of the last ten years of service. Retirement benefits are reduced by a portion of the participant's annual social security benefits and any retirement benefits under the company's tax-qualified or non-qualified defined benefit plans. Benefits earned under the SERP are fully vested after five years of service. Expense related to the plan was $1,011,000 and $904,000 in 1999 and 1998, respectively. The projected benefit obligation for the plan was $4,811,000 and $3,875,000 as of May 31, 1999 and 1998, respectively.

The Company sponsors a deferred compensation 401(k) plan that is available to substantially all employees with three months of service. The charges to expense for the Company match were $3,235,000 in 1999, $2,127,000 in 1998, and $1,348,000 in 1997.

Note 8 - Income Taxes

The provision for income taxes includes:



(In thousands)                              1999         1998          1997
-----------------------------------------------------------------------------
Current tax expense:
 Federal                                 $ 26,764     $ 27,888        $21,946
 State                                      3,402        3,084          1,369
                                         --------     --------        -------
                                           30,166       30,972         23,315
                                         --------     --------        -------
Deferred (prepaid) tax expense:
 Federal                                   14,048       (8,615)           399
 State                                        506         (738)           118
                                        ---------     --------        -------
                                           14,554       (9,353)           517
                                        ---------     --------        --------
Total                                   $  44,720     $ 21,619        $23,832
                                        =========     ========        ========



The Company's effective tax rates differ from federal statutory rates as follows:


                                             1999          1998          1997

                                         -------------------------------------

Federal statutory rate                       35.0%       (35.0%)         35.0%
State income taxes, net of federal
   income tax benefit                         2.2%         4.0%           1.8%
Non-deductible amortization and
   write-off of intangible assets             1.9%        77.4%           6.3%
Tax credits                                  (0.5%)       (1.0%)         (0.7%)
Merger costs                                    -         12.2%           1.4%
Other                                        (0.1%)       (3.2%)          1.0%
                                         --------     --------        --------
   Total                                     38.5%        54.4%          44.8%
                                         ========     ========        =======

Deferred income taxes as of May 31, 1999 and 1998 reflect the impact of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. As of May 31, 1999 and 1998, principal components of deferred tax items were as follows:


(In thousands)                                    1999          1998
-----------------------------------------------------------------------
Deferred tax assets:
   Net operating loss and credit
     carryforwards                              $17,413        $11,737
   Accrued expenses                               5,247          5,741
   Acquired intangibles                           3,396          7,252
   Accrued non-recurring charges                  5,932          8,836
   Employee benefit plans                         1,286          1,076
   Valuation allowance                           (1,687)        (2,362)
   Other                                           (854)          (349)
                                                 ------        -------
                                                 30,733         31,931

Deferred tax liabilities:
   Property and equipment                        10,745          6,287
   Prepaid expenses                                 668            539
   Unbilled accounts receivable                   4,166          4,476
   Other                                              -            576
                                                 ------        -------
                                                 15,579         11,878
                                                 ------        -------
Net deferred tax asset                           15,154         20,053
Current deferred tax asset  (liability)           1,191            (92)
                                                -------        -------
Non-current deferred tax asset                  $13,963        $20,145
----------------------------------------------------------------------

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

Note 9  Long-Term Debt

As of May 31, 1999 and 1998, long-term debt consisted of the following:


(In thousands)                                                     1999           1998
------------------------------------------------------------------------------------------
Mortgage payable  due in monthly installments until
    May 15, 2005 with interest at 6.87%                          $  3,362       $       -

Convertible notes (matures on November 1, 2003)                   143,750         143,750
Promissory notes issued in consideration for acquisitions:
    Electronic Data Systems Corporation                             6,000           6,000
    Hadley Hutt Computing Ltd.  7% due October 1998                     -           1,301
    Hadley Hutt Computing Ltd.  6.97% due June 2003                   227             227
    Spring Anesthesia Group, Inc.  7.6% due August 2003             5,500           5,500
Other notes payable                                                    96             320
                                                                 --------       ---------
                                                                  158,935         157,098
Less:  current maturities                                           6,245           1,621
                                                                 --------      ----------
Long-term debt                                                   $152,690       $ 155,477




On November 6, 1996, the Company issued convertible notes ("the Notes"), providing $139,682,000 in proceeds, net of $4,068,000 in debt issuance costs. The issuance costs are included in other assets and are being amortized over the life of the Notes. The Notes are unsecured subordinated obligations of the Company, $143,750,000 aggregate principal amount, and will mature on November 1,
2003.   The Notes bear interest at 5% per annum and are convertible into approximately 2,752,000 shares of common stock at $52.23 per share at any time prior to maturity. Subsequent to November 1, 1999, the Notes are redeemable at the option of the Company, in whole or in part, initially at 102.857% and thereafter at prices declining to 100% at maturity, together with accrued interest.

The note payable to Electronic Data Systems Corporation was issued in connection with the Company's acquisition of its multiclient bank card processing business (See Note 2). The note accrues interest monthly at a rate equal to 7.32% per annum. The principal balance and accrued interest are payable in full on June 30, 1999.

On April 29, 1999, the Company assumed a mortgage payable in connection with the purchase of an office building. The mortgage is due in monthly installments with a fixed rate of 6.87% per annum with the final installment due on May 15, 2005. This final installment includes a balloon payment of $2,388,000.

Note 10 - Shareholders' Equity

Stock Option Plans - On October 23, 1997, the Company adopted a new employee
------------------
stock option plan, the 1997 Stock Option Plan ("the 1997 Plan"), that provides for the granting of options to certain officers and key employees to purchase the Company's common stock. A total of 1,228,000 authorized but unissued shares of common stock are reserved under the 1997 Plan. Options may be issued at, below, or above the fair market value of the common stock at the time of grant. No options have been granted below the fair market value since the 1997 Plan's inception. Options granted become exercisable in various annual increments and terminate over a period not to exceed 10 years.

The Company has an employee stock option plan, the 1987 Stock Option Plan ("the 1987 Plan"), that provides for the granting of options to certain officers and key employees to purchase the Company's common stock. No additional options will be granted under the 1987 Plan. Options granted become exercisable in various annual increments and terminate over a period not to exceed 10 years.

The Company's 1984 Non-Employee Directors Stock Option Plan which provides for grants of options, consisting of 5,000 shares of the Company's common stock for each completed year of service, to directors who are not employees of the Company. A maximum of five options may be granted to each such director, and the maximum number of shares for which options may be granted is 545,000. This plan is amended from time to time. Approximately every five years, the maximum number of options which may be granted is increased by five. Options granted prior to October 26, 1995 are exercisable immediately at the current market value on the date of grant. Options granted on or after October 26, 1995 vest 20% two years after the date of grant, an additional 25% after three years, another 25% after four years, and the remaining 30% after five years.

Additionally, as a result of the merger with PHSS on December 19, 1997 the Company has the Physician Support Systems, Inc. Stock Option Plan and the Synergistic Systems, Inc. Stock Option Plan ("the PHSS Plans"). However, no additional options will be granted under the PHSS Plans. All options issued under the PHSS Plans have an exercise price of not less than 100% of the fair market value of a share of the Company's common stock on the date of the grant, vest over five years and must be exercised within 10 years from the date of the grant. Each PHSS option outstanding on December 19, 1997 was converted to .435 options to receive the Company's common stock.

Other Stock Plans -  The Company has an Employee Stock Purchase Plan under which
-----------------
the sale of 1,350,000 shares of its common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is the lower of 85% of market value on the first day or the last day of the purchase period. At May 31, 1999, 1,145,647 shares have been issued under this plan, with 204,353 shares reserved for future issuance.

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

There were 83,138, 44,111 and 34,132 shares of the Company's common stock awarded under the Restricted Plan during fiscal years 1999, 1998 and 1997, respectively. These awards have restriction periods of one to four years. As of May 31, 1999, 110,887 shares remained in escrow. There were 324,503 shares reserved for future issuance under this plan. The Company expensed $1,390,000, $649,000 and $327,000 for the years ended May 31, 1999, 1998 and 1997, respectively, in connection with the Restricted Plan.

Transactions under the Stock Option Plans are summarized as follows:

                                           1987 Plan                             Non-Employee Directors Plan
                             ---------------------------------------------------------------------------------------
                                                          Weighted Average                        Weighted Average
                                Shares Under              Option Price Per      Shares Under      Option Price Per
                                 Option                       Share               Option              Share
                             ---------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Outstanding at May 31, 1996           2,688,165               $15.54            233,500              $13.41
  Granted                               214,050                36.11             25,000               41.00
  Exercised                            (220,807)               15.48            (13,500)              15.03
  Expired or terminated                (211,576)               17.26                  -                   -
--------------------------------------------------------------------------------------------------------------------
Outstanding at May 31, 1997           2,469,832                17.21            245,000               16.14
  Granted                               212,950                37.56             25,000               36.94
  Exercised                            (279,417)               11.16            (25,500)              12.48
  Expired or terminated                (131,382)               28.36                  -                   -
--------------------------------------------------------------------------------------------------------------------
Outstanding at May 31, 1998           2,271,983                19.21            244,500               18.65
 Granted                                      -                    -             20,000               33.88
 Exercised                            ( 220,073)               11.64            (27,000)              16.64
 Expired or terminated                 (114,585)               37.59            (14,000)              35.01
--------------------------------------------------------------------------------------------------------------------
Outstanding at May 31, 1999           1,937,325                18.98            223,500               19.23
--------------------------------------------------------------------------------------------------------------------
Exercisable at May 31, 1999           1,155,924                13.90            156,500               17.99
--------------------------------------------------------------------------------------------------------------------
Available for future grants                   -              186,500
                                              -
---------------------------------------------------------------------------------------


                                              1997 Plan                                PHSS Plans
                              ----------------------------------------------------------------------------------
                                Shares Under        Weighted Average                        Weighted Average
                                   Option           Option Price Per      Shares Under      Option Price Per
                                                         Share               Option              Share
                              ----------------------------------------------------------------------------------
Outstanding at May 31, 1996           -               $    -                92,325               $34.52
   Granted                            -                    -               262,486                35.44
   Exercised                          -                    -                     -                    -
   Expired or terminated              -                    -               (43,494)               40.34
----------------------------------------------------------------------------------------------------------------
Outstanding at May 31, 1997           -                    -               311,317                34.48
  Granted                       142,800                33.81                20,515                36.77
  Exercised                           -                    -               (84,517)               25.71
  Expired or terminated         (28,000)               35.50                (5,544)               32.20
----------------------------------------------------------------------------------------------------------------
Outstanding at May 31, 1998     114,800                33.40               241,771                37.79
  Granted                       817,075                    -                     -
  Exercised                           -                    -               (62,442)               31.05
  Expired or terminated         (38,325)               34.09                     -                    -
----------------------------------------------------------------------------------------------------------------
Outstanding at May 31, 1999     893,550                35.63               179,329                40.14
----------------------------------------------------------------------------------------------------------------
Exercisable at May 31, 1999      14,205                36.56               161,059                41.57
-----------------------------------------------------------------------------------------------------------------
Available for future grants     334,450                                          -
-----------------------------------------------------------------------------------------------------------------


The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant dates:



                                   1987 Plan                          Non-Employee Director Plan
                 ------------------------------------------------------------------------------------------------
                    Number        Weighted         Weighted          Number of     Weighted       Weighted
 Exercise Price        of         Average          Average             of          Average         Average
     Range          Shares         Price        Contractual Life     Shares         Price        Contractual Life
-----------------------------------------------------------------------------------------------------------------
 $6.17 -  $9.17     390,047        $6.62          3.0 years          90,000         $7.95         2.6 years
 $9.67 - $14.33     532,881        10.51          4.6 years          30,000         10.83         4.5 years
$15.25 - $22.54     440,925        21.14          6.0 years          22,500         21.92         0.4 years
$24.48 - $34.38     336,841        28.94          6.4 years          41,000         29.40         8.2 years
$35.99 - $53.27     216,756        38.08          7.9 years          40,000         38.97         7.9 years
$56.15 - $78.47      19,875        64.01          3.4 years               -             -           -

                                   1997 Plan                                  PHSS Plans
                 ------------------------------------------------------------------------------------------------
                      Number        Weighted          Weighted         Number      Weighted         Weighted
 Exercise Price         of          Average            Average          of         Average          Average
    Range             Shares         Price       Contractual Life     Shares       Price        Contractual Life
-----------------------------------------------------------------------------------------------------------------
$15.25 - $22.54          -           $                   -           17,754         $18.70          7.9 years
$23.28 - $32.63     443,900        32.61          9.2 years          26,535          24.76          7.6 years
$35.20 - $50.00     449,650        38.62          9.5 years         135,040          45.98          7.4 years


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




(In thousands, except per share data)                1999            1998                1997
---------------------------------------------------------------------------------------------------
Net income (loss):
   As reported                                      $71,437         $(61,326)          $29,398
   Pro forma                                         68,250          (63,796)           27,741
Basic earnings (loss) per share:
   As reported                                         2.12            (1.90)             0.96
   Pro forma                                           2.02            (1.98)             0.91
Diluted earnings (loss) per share:                     2.02            (1.90)             0.91
   As reported
   Pro forma                                           1.95            (1.98)             0.87


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants during the respective fiscal year:


                                        1999        1998        1997
                                      ---------   ---------   ---------

1987 Plan

    Risk-free interest rates              -         6.3%        6.6%
    Expected dividend yields              -         0.8%        0.8%
    Expected lives                        -       7 years     7 years

Non-employee Directors Plan
    Risk-free interest rates            4.5%        4.2%        6.5%
    Expected dividend yields            0.9%        0.6%        0.7%
    Expected lives                   10 years    10 years    10 years

1997 Plan
    Risk-free interest rates            4.7%        5.8%          -
    Expected dividend yields            0.9%        0.9%          -
    Expected lives                   7 years     7 years          -

PHSS Plans
    Risk-free interest rates              -         6.0%        6.7%
    Expected dividend yields              -         0.8%        1.1%
    Expected lives                        -       7 years     7 years

 Employee Stock Purchase Plan
    Risk-free interest rates            4.4%        5.5%        5.7%
    Expected dividend yields            1.0%        0.8%        0.7%
    Expected lives                     1 year      1 year      1 year



The expected volatility assumption is 40% for all plans and all years presented.

Note 11  Segment Information

SFAS 131 defines operating segments as components of an enterprise whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess performance. The chief operating decision making group for National Data Corporation consists of the Chairman of the Board and Chief Executive Officer, the Chief Financial Officer, the Segment Chief Executive Officers and/or the Chief Operating Officers and certain Senior Executive Officers. The operating segments are reviewed separately because each segment offers different products and services to different markets.

National Data Corporation classifies its businesses into two fundamental segments: Health Information Services and eCommerce. Health Information Services provides solutions to address administrative, clinical and decision support information needs throughout the health care environment. eCommerce provides a wide range of end-to-end transaction processing alternatives to the merchant markets. The segment offers credit and debit card services, check verification and guarantee and other related services directly to merchants and indirectly through financial institutions. It also provides cash management and financial EDI services. The All Other and Corporate category is comprised mostly of unallocated, direct corporate operations.

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies. Corporate overhead directly related to segment operations is allocated to the segments based on various methodologies (i.e. percentage of revenue, square footage, headcount, etc.). These various methodologies allow the Company to equitably allocate overhead costs based on the demands of the individual departments. Gains or losses arising from business divestitures, restructuring, asset impairment charges, interest expense on general corporate debt, and income taxes are not allocated to the segments incurring them for internal evaluation purposes. Revenues are attributed to geographic region based on the location of the business unit processing the transactions. No individual foreign country accounted for more than 10% of consolidated revenues in any period presented.

The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) formula and results as a percentage of revenue may not be comparable to similarly titled measures reported by other companies. However, management believes this statistic is a relevant measurement and provides a comparable operating income/cash earnings measure, excluding the impact of the amortization of acquired intangibles, potential timing differences associated with capital expenditures and the related depreciation charges.


                                             Health
Year Ended May 31, 1999                    Information                          Non-Recurring    All Other and
(in thousands)                              Services        ECommerce              Charges         Corporate        Totals
----------------------------------------------------------------------------------------------------------------------------
Revenues                                   $455,594          $360,895              $    -         $      -          $816,489
Intercompany                                      -           (31,583)                  -                -           (31,583)
Revenues from external customers           $455,594          $329,312              $    -         $      -          $784,906

Depreciation and Amortization                33,788            20,765                   -            2,160            56,713

EBITDA                                       98,882           100,670                   -           (9,833)          189,719

Income (loss) before income tax              64,339            74,808                   -          (22,990)          116,157

Segment assets                              446,973           259,272                   -           58,683           764,928



                                             Health
Year Ended May 31, 1999                    Information                          Non-Recurring    All Other and
(in thousands)                              Services        ECommerce              Charges         Corporate        Totals
--------------------------------------------------------------------------------------------------------------------------
Revenues                                   $357,498          $318,766          $       -                           $676,264
Intercompany                                      -           (27,220)                                              (27,220)

Revenues from external customers           $357,498          $291,546          $       -         $       -         $649,044
Depreciation and Amortization                27,289            19,211                  -             1,951           48,451

EBITDA                                       69,565            83,795                  -           (10,642)         142,718

Income (loss) before income tax              40,092            60,905           (120,163)          (20,541)         (39,707)

Segment assets                              434,169           254,799                  -            42,247          731,215




                                             Health
Year Ended May 31, 1999                    Information                          Non-Recurring    All Other and
(in thousands)                              Services        ECommerce              Charges         Corporate        Totals
---------------------------------------------------------------------------------------------------------------------------

Revenues                                   $267,488          $281,274            $     -        $       -         $548,762
Intercompany                                      -           (23,595)                 -                -          (23,595)
Revenues from external customers           $267,488          $257,679            $     -        $       -         $525,167

Depreciation and Amortization                18,014            20,548                  -             1,780          40,342

EBITDA                                       54,259            68,032                  -           (11,594)        110,697

Income (loss) before income tax              35,146            45,165            (9,503)           (17,578)         53,230

Segment assets                              343,569           239,216                 -             43,537         626,322


Information concerning principal geographic location is as follows:

(in thousands)               United States       Rest of World           Total
------------------------------------------------------------------------------------------
Revenues
1999                            $761,100            $23,806            $784,906
1998                             628,971             20,073             649,044
1997                             510,631             14,536             525,167

Long-lived assets
1999                            $506,597            $23,631            $530,228
1998                            $511,743             20,714             532,457
1997                             451,139             15,305             466,444



Note 12  Non-recurring Charges


Non-recurring charges include the following components for the fiscal years ending May 31:

(In thousands)                                 1999              1998              1997
-------------------------------------------------------------------------------------------
Asset impairment                              $  --          $  32,353         $ 6,578
In-process research & development                --             67,000              --
Merger related expenses                          --             20,810           2,925
                                              ---------------------------------------------
Total                                            --           $120,163         $ 9,503
                                             ===============================================

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

As of May 31, 1999, $1.0 million remains accrued under the 1998 non-recurring charges, expending $3.9 million, primarily for severance costs, during the fiscal year. The remaining accrual is primarily for future severance costs. As of May 31, 1998, $9.0 million had been expended toward the 1998 restructuring activities and merger transaction cost accruals, leaving $4.9 million accrued primarily for future severance costs.

In connection with PHSS' fiscal 1997 mergers with EE&C and RPM and operating inefficiencies at PHSS' subsidiary, Spring Anesthesia Group, Inc. ("Spring"), a total charge of $9.5 million was incurred. Included in this charge was $2.2 million for the merger transaction costs (cash items), $6.6 million for Spring intangible impaired assets (primarily customer contracts and goodwill) and $0.7 million to exit Spring processing facilities (cash item). The Spring operating inefficiencies and PHSS' efforts to improve operating conditions were unsuccessful. As a result, it was determined an impairment loss should be recognized under SFAS 121.

As of May 31, 1998, all amounts accrued for the cash items under the 1997 non-recurring charges have been expended. As of May 31, 1997, $2.1 million had been expended toward the 1997 merger transaction cost accruals, leaving $0.1 million.

Note 13 - Related Party Transactions

In connection with the fiscal 1996 purchase of Merchant Automated Point of Sale Program ("MAPP") from MasterCard International Incorporated, MasterCard holds a 7.5% minority interest in Global Payment Systems, LLC. MasterCard provides certain services for the MAPP business unit. For the years ended May 31, 1999, 1998 and 1997 the Company incurred expenses of approximately $3,022,000, $6,804,000 and $10,706,000 respectively, related to these services.

Also, during fiscal 1996, National Data Payment Systems, Inc., a subsidiary of the Company, formed an alliance with Comerica Bank and purchased 51% ownership interest in NDPS Comerica Alliance, LLC. There are agreements in place for the Company to reimburse Comerica Bank for any expenses incurred on behalf of the alliance. For the years ended May 31, 1999, 1998 and 1997 the Company incurred expenses of approximately $2,831,000, $2,325,000 and $1,063,000, respectively, related to these services.

Legal services provided by related parties were $1,278,000, $3,243,000, and $3,397,000 for the years ended May 31, 1999, 1998 and 1997, respectively.

Note 14 - Lease Obligations


The Company conducts a major part of its operations using leased facilities and equipment. Many of these leases have renewal and purchase options and provide that the Company pay the cost of property taxes, insurance and maintenance.

Rent expense on all operating leases for fiscal 1999, 1998 and 1997 was approximately $22,466,000, $19,372,000 and $14,524,000, respectively.

Future minimum lease payments for all noncancelable leases at May 31, 1999 were as follows:

                                                                   Operating
(In thousands)                                  Capital Leases       Leases
                                                --------------   --------------
                                  2000            $ 15,223          $15,752
                                  2001              11,456           11,628
                                  2002               5,531            8,627
                                  2003               2,463            5,996
                                  2004                 538            3,391
                             Thereafter                  -            3,743
                                    ---------------------------------------
Total future minimum lease payments                 35,211          $49,137
Less: amount representing interest                   3,969       ==========
                                                --------------

Present value of net minimum lease payments         31,242
Less: current portion                               13,113
                                                ---------------
Long-term obligations under capital leases at
      May 31, 1999                                 $18,129
                                                ================

Note 15 - Commitments and Contingencies

The Company is party to a number of claims and lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on the Company's financial position, liquidity or results of operations.

In fiscal 1998, the Company entered into a $125,000,000 committed line of credit primarily to fund the Company's acquisition requirements and a $15,000,000 uncommitted line of credit to fund working capital requirements. The lines of credit are not secured. These agreements require the Company to maintain certain financial ratios and contain other restrictive covenants. As of May 31, 1999 and 1998, there was $35,000,000 and $75,000,000, respectively, outstanding under the committed line of credit and the Company was in compliance with all restrictive covenants. The committed line of credit expires in 2002.

The Company processes credit card transactions for direct merchant locations. The Company's merchant customers have liability for charges disputed by cardholders. However, in the case of merchant fraud or insolvency or bankruptcy of the merchant, the Company may be liable for any of such charges disputed by cardholders. The Company requires cash deposits and other types of collateral by certain merchants to minimize any such contingent liability. In addition, the Company believes that the diversification of its merchant portfolio among industries and geographic regions minimizes its risk of loss. The Company recognizes revenue based on a percentage of the gross amount charged and has a potential liability for the full amount of the charge. The Company establishes reserves for operational losses based on historical and projected experiences concerning such charges. In the opinion of management, such reserves for losses are adequate.

The Company also has a check guarantee business. Similar to the credit card business, the Company charges its merchants a percentage of the gross amount of the check and guarantees payment of the check to the merchant in the event the
check is not honored by the checkwriter's bank.   As a result, the Company
incurs operational charges in this line of business. The Company has the right to collect the full amount of the check from the checkwriter but has not historically recovered 100% of the guaranteed checks. The Company establishes reserves for this activity based on historical and projected loss experiences. Expenses of $8,521,000, $8,844,000 and $8,061,000 were recorded for fiscal 1999,
1998 and 1997, respectively, for these reserves.

In connection with the Company's acquisition of merchant credit card operations of banks, the Company has also entered into depository and processing agreements ("the Agreements") with certain of the banks. The Agreements allow the Company to use the banks' "Bank Identification Number" ("BIN") to clear credit card transactions through VISA and MasterCard. Certain Agreements contain financial covenants, and the Company was in compliance with all such covenants as of May 31, 1999 or had obtained a verbal waiver of such covenants. In management's opinion, the Company would be able to obtain alternative BIN agreements without material harm to the Company in the event of the termination of these Agreements.

Note 16 - Supplemental Cash Flow Information


Supplemental cash flow disclosures and non-cash investing and financing activities for the years ended May 31, 1999, 1998 and 1997 are as follows:


(In thousands)                                                1999               1998            1997
---------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
   Income taxes paid, net of refunds                            $34,256          $32,023          $19,103
   Interest paid                                                 14,140           11,424            9,743

Supplemental non-cash investing and
 financing activities:
   Capital leases entered into in exchange
      for property and equipment                                 19,901           10,426            2,195
   Mortgage assumed with purchase of
      office building                                             3,362                -                -


In fiscal 1999, 1998 and 1997, the Company acquired various businesses that were accounted for as purchases (see Note 2). In conjunction with these transactions, liabilities were assumed as follows:

(In thousands)                                                     1999          1998              1997
-----------------------------------------------------------------------------------------------------------------
Fair value of assets acquired                                   $10,473         $209,128         $206,008
Notes and deferred payments
                                                                     -            (1,528)          (6,195)
Stock issued                                                         -           (92,748)         (17,830)
Cash acquired                                                         -           (1,982)            (419)
Liabilities assumed                                              (2,418)         (49,757)         (20,265)
                                                        -------------------------------------------------
Cash paid for acquisitions                                       $8,055         $ 63,113         $161,299
                                                        ===================================================


Note 17 - Quarterly Consolidated Financial Information (Unaudited) (In thousands, except per share data)
Quarter Ended


                                        August 31           November 30      Februrary 28       May 31
                                     ---------------    ---------------   ---------------    ------------
Fiscal Year 1999                        $191,682          $191,522           $195,735        $205,967
Revenue
Operating income                          30,906            29,700             34,830          37,570
Net income                                16,323            15,737             18,686          20,691
Basic earnings per share                     .48               .47                .55             .61
Diluted earnings per share                   .47               .45                .52             .58

Fiscal Year 1998
Revenue                                 $147,904          $144,325           $171,541        $185,274
Operating income (loss)                   21,799            14,870           (92,271)          29,706
Net income (loss)                         11,590             7,062           (96,227)          16,249
Basic earnings (loss) per share              .38               .23             (2.89)             .48
Diluted earnings (loss) per share            .36               .22             (2.89)             .47


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To National Data Corporation:

We have audited the accompanying consolidated balance sheets of National Data Corporation (a Delaware corporation) and subsidiaries as of May 31, 1999 and 1998 and the related consolidated statements of income (loss), changes in shareholders' equity, and cash flows for each of the three years in the period ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Data Corporation and subsidiaries as of May 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1999, in conformity with generally accepted accounting principles.


/s/  Arthur Andersen LLP
     Atlanta, Georgia
     July 15, 1999

                           NATIONAL DATA CORPORATION
                           CONSOLIDATED SCHEDULE II
                        VALUATION & QUALIFYING ACCOUNTS


--------------------------------------------------------------------------------
(In Thousands)

Column A                        Column B       Column C                  Column D       Column E
                                                  1          2
                                Balance at    Charged to                 Uncollectible  Balance at
                                Beginning      Cost and   Acquired        Accounts         End
Description                     of Period      Expenses   Balances        Write-off     of Period

     Trade Receivable Allowances:
May 31, 1997                        3,629          5,216      1,764           5,706        $4,903
May 31, 1998                        4,903          8,006        619           6,134        $7,394
May 31, 1999                        7,394          8,381          -           5,047       $10,728

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE

We have audited in accordance with generally accepted auditing standards, the financial statements included in National Data Corporation's annual report to shareholders in this Form 10-K, and have issued our report thereon dated July 15, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index on page 30 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/  Arthur Andersen LLP

Atlanta, Georgia
July 15, 1999

                           NATIONAL DATA CORPORATION
                                   FORM 10-K
                               INDEX TO EXHIBITS



Exhibit
Numbers                                 Description

10 (v) Second Amendment dated October 14, 1998 to the Credit Agreement dated as of December 19, 1997, among the Registrant, The First National Bank of Chicago, as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein.


10 (vi) Third Amendment dated February 26, 1999 to the Credit Agreement dated as of December 19, 1997, among the Registrant, The First National Bank of Chicago, as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein.

10 (vii) Fourth Amendment dated July 7, 1999 to the Credit Agreement dated as of December 19, 1997, among the Registrant, The First National Bank of Chicago, as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein.

10 (xxvi)   Employment Agreement dated December 10, 1997 between Robert Brown and Source Informatics, Inc.

10 (xxvii)  Amendment dated May 31, 1999 to the Employment Agreement effective June 1, 1997 between Robert A. Yellowlees and the Registrant.

10 (xxix)   Amendment to the 1984 Non-employee Director Stock Option Plan effective October 22, 1998.

(21)        Subsidiaries of the Registrant.

(23)        Consent of Independent Public Accountants

(27)        Financial Data Schedule (for SEC use only)

(99.1) Private Securities Litigation Reform Act Of 1995 Safe Harbor Compliance Statement For Forward-Looking Statements