Form 10-Q
period 1999-08-31
NATIONAL DATA CORP
filed 1999-10-15
CIK 70033

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

            [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                     For Quarterly Period Ended August 31, 1999
                                                ---------------

                                      OR

            [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File No.  001-12392
                                             ---------

                           NATIONAL DATA CORPORATION
                           -------------------------
              (Exact name of registrant as specified in charter)

               DELAWARE                                58-0977458
        -----------------------                 -----------------------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                 Identification No.)


National Data Plaza, Atlanta, Georgia                  30329-2010
----------------------------------------        -----------------------
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

               Common Stock, Par Value $.125 - 33,903,099 shares
             -----------------------------------------------------
                     Outstanding as of September 30, 1999
                     ------------------------------------

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NATIONAL DATA CORPORATION


(In thousands, except per share data)
--------------------------------------------------------------------------------

                                                                                          Three Months Ended August 31,
                                                                                         --------------------------------
                                                                                            1999                  1998
                                                                                         ----------             ---------
Revenues                                                                                 $  204,055             $ 191,682
-------------------------------------------------------------------------------------------------------------------------

Operating expenses:
     Cost of service                                                                        101,833               100,375
     Sales, general and administrative                                                       68,942                60,401
                                                                                         --------------------------------
                                                                                            170,775               160,776
                                                                                         --------------------------------

Operating income                                                                             33,280                30,906
-------------------------------------------------------------------------------------------------------------------------
Other income (expense):
     Interest and other income                                                                1,679                   574
     Interest and other expense                                                              (3,194)               (3,726)
     Minority interest in earnings                                                           (1,071)                 (995)
                                                                                         --------------------------------
                                                                                             (2,586)               (4,147)
                                                                                         --------------------------------

Income before income taxes                                                                   30,694                26,759
Provision for income taxes                                                                   11,817                10,436
-------------------------------------------------------------------------------------------------------------------------
     Net income                                                                          $   18,877             $  16,323
                                                                                         ================================


Basic earnings per share                                                                 $     0.56             $    0.48
                                                                                         ================================

Diluted earnings per share                                                               $     0.53             $    0.47
                                                                                         ================================

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NATIONAL DATA CORPORATION

(In thousands)
--------------------------------------------------------------------------------

                                                                                   Three Months Ended August 31,
                                                                                  ------------------------------
                                                                                     1999                1998
                                                                                     ----                ----
Cash flows from operating activities:
      Net income                                                                  $   18,877          $   16,323
      Adjustments to reconcile net income to
        cash provided by operating activities:
          Depreciation and amortization                                                8,281               6,596
          Amortization of acquired intangibles and goodwill                            6,812               6,515
          Deferred income taxes                                                            -               1,545
          Minority interest in earnings                                                1,071                 995
          Provision for bad debts                                                      1,944               1,197
          Gain on sale of marketable securities                                       (1,537)                  -
          Other, noncash items                                                        (1,989)                631
          Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:
                 Accounts receivable, net                                            (18,358)            (10,459)
                 Merchant processing working capital                                  (7,205)              1,833
                 Inventory                                                              (726)               (494)
                 Prepaid expenses and other assets                                    (5,411)             (1,806)
                 Accounts payable and accrued liabilities                              1,568               2,003
                 Deferred income                                                       5,434               2,054
                 Income taxes                                                         15,696               5,696
                                                                                  ------------------------------
      Net cash provided by operating activities                                       24,457              32,629
                                                                                  ------------------------------
Cash flows from investing activities:
      Capital expenditures                                                            (7,255)             (8,077)
      Sale of marketable securities                                                    2,912                   -
      Purchase of investment                                                         (10,045)                  -
                                                                                  ------------------------------
      Net cash used in investing activities                                          (14,388)             (8,077)
                                                                                  ------------------------------
Cash flows from financing activities:
      Net borrowings (repayments) under lines of credit                                1,000             (10,000)
      Net principal payments under capital lease arrangements
         and other long-term debt                                                     (9,099)             (3,095)
      Net proceeds of stock activities                                                 1,141               1,689
      Distributions to minority interests                                             (1,194)             (1,053)
      Dividends paid                                                                  (2,543)             (2,520)
                                                                                  ------------------------------
      Net cash used in financing activities                                          (10,695)            (14,979)
                                                                                  ------------------------------
(Decrease) increase in cash and cash equivalents                                        (626)              9,573
Cash and cash equivalents, beginning of period                                         4,295               3,241
                                                                                  ------------------------------
Cash and cash equivalents, end of period                                          $    3,669          $   12,814
                                                                                  ==============================

See Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
NATIONAL DATA CORPORATION

(In thousands, except share and per share data)
--------------------------------------------------------------------------------

                                                                                         August 31,         May 31,
                                                                                            1999             1999
                                                                                        -----------       ----------
ASSETS                                                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                                                             $     3,669       $    4,295
  Billed accounts receivable                                                                179,211          163,193
  Unbilled accounts receivable                                                               22,639           22,305
  Allowance for doubtful accounts                                                           (10,752)         (10,728)
                                                                                        -----------       ----------
     Accounts receivable, net                                                               191,098          174,770
                                                                                        -----------       ----------
  Income tax receivable                                                                           -            8,348
  Inventory                                                                                   8,650            7,927
  Net merchant processing receivable                                                          5,411                -
  Deferred income taxes                                                                       1,191            1,191
  Prepaid expenses and other current assets                                                  20,483           16,297
                                                                                        -----------       ----------
      Total current assets                                                                  230,502          212,828
                                                                                        -----------       ----------

Property and equipment, net                                                                 105,408          105,904
Intangible assets, net                                                                      417,699          424,324
Deferred income taxes                                                                        13,963           13,963
Investment                                                                                   17,045                -
Other                                                                                         9,482            7,909
                                                                                        -----------       ----------

Total Assets                                                                            $   794,099       $  764,928
                                                                                        ===========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                        $    36,000       $   35,000
  Current portion of long-term debt                                                             204            6,245
  Obligations under capital leases                                                           13,322           13,113
  Accounts payable and accrued liabilities                                                   71,949           70,027
  Net merchant processing payable                                                                 -            1,794
  Income tax payable                                                                          7,345                -
  Deferred income                                                                            37,441           30,258
                                                                                        -----------       ----------
      Total current liabilities                                                             166,261          156,437
                                                                                        -----------       ----------

Long-term debt                                                                              152,875          152,690
Obligations under capital leases                                                             15,754           18,129
Other long-term liabilities                                                                  13,439            9,846
                                                                                        -----------       ----------
      Total liabilities                                                                     348,329          337,102
                                                                                        -----------       ----------
Commitments and contingencies

Minority interest in equity of subsidiaries                                                  18,609           18,732

Shareholders' equity:
  Preferred stock, par value $1.00 per share; 1,000,000 shares authorized, none issued            -                -
  Common stock, par value $.125 per share; 100,000,000 shares authorized, 33,953,023
      and 33,953,031 shares issued, respectively.                                             4,244            4,244
  Capital in excess of par value                                                            345,371          345,639
  Treasury stock, at cost, 42,296 and 175,442 shares, respectively                           (1,412)          (5,857)
  Retained earnings                                                                          87,196           70,865
  Deferred compensation                                                                      (5,540)          (3,215)
  Cumulative translation adjustment                                                          (2,698)          (2,582)
                                                                                        -----------       ----------
      Total shareholders' equity                                                            427,161          409,094
                                                                                        -----------       ----------

Total Liabilities and Shareholders' Equity                                              $   794,099       $  764,928
                                                                                        ===========       ==========

See Notes to Unaudited Consolidated Financial Statements.

                        NOTES TO UNAUDITED CONSOLIDATED
                        -------------------------------
                             FINANCIAL STATEMENTS
                             --------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The financial statements included herein have been prepared by National Data Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In addition, certain reclassifications have been made to the fiscal 1999 consolidated financial statements to conform to the fiscal 2000 presentation.

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended May 31, 1999.

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

The following table sets forth the computation of basic and diluted earnings (In thousands):

                                                           Three Months Ended
                            ------------------------------------------------------------------------------
                                         August 31, 1999                        August 31, 1998
                            ------------------------------------------------------------------------------
                                Income       Shares      Per Share     Income       Shares      Per Share
                                ------       ------      ---------     ------       ------      ----------
Basic EPS:
Net income                      $18,877       33,876        $0.56      $16,323       33,723          $0.48
                                                         --------                               ----------

Effect of Dilutive
Securities:
  Stock Options                     ---        1,389                       ---        1,316
                            ------------------------                   --------------------
                                 18,877       35,265                    16,323       35,039
  Convertible debt                1,195        2,752                       ---          ---

Diluted EPS:
                            ------------------------------------------------------------------------------
Income available to common
 stockholders plus assumed
 conversions                    $20,072       38,017        $0.53      $16,323       35,039          $0.47
                            ==============================================================================

For the three months ended August 31, 1998, convertible debt had no impact on the diluted earnings per share. Therefore, diluted earnings per share was not adjusted for convertible debt.


NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental cash flow disclosures, including non cash investing and financing activities, for the three months ended August 31, 1999 and 1998 are as follows (In thousands):

                                                       1999          1998
                                                       ----          ----
Income taxes paid (received), net of refunds         $(3,843)        $2,870
Interest paid                                          1,573          1,649
Capital leases entered into in exchange
   for property and equipment                          1,115          3,211
Non cash investment in Medscape                        7,000              -


NOTE 4 - COMPREHENSIVE INCOME:

The components of comprehensive income are as follows (In thousands):

                                       Three months ended August 31,
                                         1999                   1998
                                         ----                   ----
Net income                             $18,877                $16,323
Foreign exchange effect                   (116)                  (974)
                                       -------                -------
Total comprehensive income             $18,761                $15,349
                                       =======                =======


NOTE 5 - SEGMENT INFORMATION:

The segment information for the three month periods ended August 31, 1999 and August 31, 1998 is presented below. The Company classifies its businesses into two fundamental segments: Health Information Services and eCommerce. There has been no change in the composition of the reportable segments from the presentation of fiscal year 1999 segment information included in the most recent 10-K.

                                          Health                     All Other
Quarter Ended August 31, 1999          Information                     and
(in thousands)                           Services       eCommerce    Corporate      Totals
------------------------------------------------------------------------------------------------
Revenues                                $114,226        $ 89,829     $     -          $204,055
Depreciation and Amortization              9,149           5,346         598            15,093
EBITDA                                    23,359          27,007      (1,993)           48,373
Income (loss) before income tax           13,763          20,344      (3,413)           30,694
Segment assets                           466,989         271,641      55,469           794,099

                                            Health                          All Other
Quarter Ended August 31, 1998            Information                           and
(in thousands)                             Services        eCommerce        Corporate        Totals
-------------------------------------------------------------------------------------------------------
Revenues                                    $109,285        $ 82,397           $     -         $191,682
Depreciation and Amortization                  7,705           4,979               427           13,111
EBITDA                                        19,890          26,184            (2,057)          44,017
Income (loss) before income tax               11,991          19,826            (5,058)          26,759
Segment assets                               422,042         258,687            66,586          747,315


NOTE 6 - SUBSEQUENT EVENTS:

The Company announced on September 24, 1999 that its board of directors has authorized a plan to purchase up to an additional 2,000,000 shares of the company's common stock. This is in addition to the plan announced in October, 1998 when the company said that it would repurchase up to 500,000 shares.

Subject to availability at prices the company deems appropriate, the repurchases may be made from time-to-time in the open market. The shares will be used to fund the company's internal requirements under various stock plans such as stock option, employee stock purchase, restricted stock and employee savings plans.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

For an understanding of the significant factors that influenced the Company's results during the past two years, the following discussion should be read in conjunction with the consolidated financial statements of the Company and related notes appearing elsewhere in this report.

Results of Operations


                      (In millions)              1999                       1998                Change
                                      -----------------------    ------------------------    -----------
Revenue:
   NDC Health Information Services      $114.2          56%         $109.3         57%             4%
   NDC eCommerce                          89.9          44%           82.4         43%             9%
                                      ------------------------------------------------------------------
          Total Revenue                 $204.1         100%         $191.7        100%             6%
                                      ==================================================================

Depreciation and Amortization:
   NDC Health Information Services      $  9.2          61%         $  7.7         59%            19%
   NDC eCommerce                           5.3          35%            5.0         38%             6%
   All Other and Corporate                 0.6           4%            0.4          3%            50%
                                      ------------------------------------------------------------------
          Total                         $ 15.1         100%         $ 13.1        100%            15%
                                      ==================================================================

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



                                            1999                      1998                Change
                                    ---------------------     ---------------------     ----------
EBITDA:
   NDC Health Information Services     $23.4       48%         $19.9         45%            18%
   NDC eCommerce                        27.0       56%          26.2         60%             3%
   All Other and Corporate              (2.0)      (4%)         (2.1)        (5%)            5%
                                    --------------------------------------------------------------
          Total EBITDA                 $48.4      100%         $44.0        100%            10%
                                    ==============================================================

Income before Income Taxes (IBIT):
   NDC Health Information Services     $13.8       45%         $12.0         45%            15%
   NDC eCommerce                        20.3       66%          19.8         74%             3%
   All Other and Corporate              (3.4)     (11%)         (5.0)       (19%)           32%
                                    --------------------------------------------------------------
          Total IBIT                   $30.7      100%         $26.8        100%            15%
                                    ==============================================================

Consolidated

     Total revenue for the three months ended August 31, 1999 was $204.1 million, an increase of $12.4 million (6%) from the three months ended August 31, 1998 due to growth in customer base, transaction volumes and new services to our customers in both of our business segments.

     Total cost of service, as a percentage of revenue, decreased from 52% in the three months ended August 31, 1998 to 50% in the three months ended August 31, 1999 due to improved efficiencies. Cost of service increased $1.5 million (1%) in the three months ended August 31, 1999 from the three months ended August 31, 1998. The increase was primarily a result of increased operating costs associated with the 6% revenue growth.

     Sales, general and administrative expenses increased $8.5 million (14%) from the same period last year. This increase was primarily due to expenses associated with investments in sales staffing and programs, customer service as well as Internet activities. As a percentage of revenue, these expenses increased to 34% for the three months ended August 31, 1999 from 32% for the three months ended August 31, 1998.

     Operating income increased 8% from $30.9 million in the three months ended August 31, 1998 to $33.3 million in the three months ended August 31, 1999. As a percentage of revenue, the Company's operating income margin increased to 16.3% in the three months ended August 31, 1999 from 16.1% in the three months ended August 31, 1998. These improvements reflect improved margins in operations gained through improved efficiencies.

     EBITDA for the three months ended August 31, 1999 increased by $4.4 million or 10% to $48.4 million due to the 6% revenue increase and productivity improvements. The EBITDA margin percentage was 23.7% in the three months ended August 31, 1999, compared to 23.0% in the three months ended August 31, 1998. IBIT for the three months ended August 31, 1999 improved to $30.7 million from $26.8 million in the three months ended August 31, 1998, a 15% increase.

     Total other expense decreased $1.6 million for the three months ended August 31, 1999 compared to the three months ended August 31, 1998. This decrease was primarily the result of the net gain of $1.5 million received on the sale of marketable securities.

     Earnings per share, diluted for exercisable securities, was $0.54 versus a comparable $0.47 last year. Potential additional dilution from the company's convertible debt due in November 2003 would adjust the $0.54 earnings per share to $0.53.


NDC Health Information Services

     NDC Health Information Services revenue growth (4%) in the three months ended August 31, 1999 was a result of increases from internally developed products and services, primarily value added network transactions, physician practice management systems and Internet services.

     EBITDA for the three months ended August 31, 1999 was $23.4 million compared to $19.9 million in the three months ended August 31, 1998. This was an 18% growth in EBITDA that was due productivity improvements as measured by the EBITDA margin percentage that improved from 18.2% in the three months ended August 31, 1998 to 20.4% in the three months ended August 31, 1999 and the 4% increase in revenue. The Company improved EBITDA margins by offering higher margin value added services, by leveraging its fixed investments and through synergies realized from the integration of acquisitions. IBIT in the three months ended August 31, 1999 grew by 15% to $13.8 million from $12.0 million in the three months ended August 31, 1998.


NDC eCommerce

     The NDC eCommerce revenue increase (9%) reflects the impact of growth of the industry, programs directed at new vertical industry offerings and new distribution channels (including the Internet) as reflected in revenues for authorization and draft capture transaction processing, fee services, customer support, various merchant fees and sale of equipment. This is offset by declines in the traditional cash management services.

     EBITDA for the three months ended August 31, 1999 was $27.0 million compared to $26.2 million in the three months ended August 31, 1998. This 3% growth in EBITDA was due to the 9% increase in revenue and was partially offset by a reduction in the EBITDA margin percentage from 31.8% for the three months ended August 31, 1999 to 30.0% for the period ended August 31, 1999 due to increased investments in sales and new product development. IBIT in the three months ended August 31, 1999 grew 3% to $20.3 million from $19.8 million for the quarter ended August 31, 1998.

All Other and Corporate

     All Other and Corporate is comprised primarily of corporate overhead functions and other corporate activities. This net expense declined by 32% from $5.0 million in the three months ended August 31, 1998 to $3.4 million in the three months ended August 31, 1999 primarily due to the sale of our marketable securities.

Liquidity and Capital Resources

     Cash flow generated from operations provides the Company with a significant source of liquidity to meet its needs. Cash provided by operations before changes in assets and liabilities was $33.5 million for the three month period ended August 31, 1999, a decrease of $0.3 million (1%) compared to the same period of the prior year. Other, noncash items primarily includes amortization of debt issuance costs and restricted stock, loss on disposal of assets and recognition of Internet related license fees and promotional considerations. Cash required to fund net changes in assets and liabilities was $9.0 million and $1.2 million for the three month periods ended August 31, 1999 and 1998, respectively. The changes in assets and liabilities resulted primarily from an increase in accounts receivable, changes in net merchant processing funds, an increase in prepaid expenses and other assets, partially offset by cash provided by income tax refunds. The changes due to accounts receivable primarily relate to an increase in revenue and billing practices. The changes in net merchant processing funds reflect normal fluctuations in the timing of credit card settlements and funding of merchants and may vary from month to month. The increase in prepaid expenses and other assets primarily relates to timing of payments. Income taxes provided funds due to tax law changes (relating to the ability to utilize net operating loss carryforwards) enacted after May 31, 1999 but applicable to fiscal year 1999. Net cash provided by operating activities decreased 25.0% to $24.5 million from $32.6 million for the three month periods ended August 31, 1999 and 1998.

     Net cash used in investing activities was $14.4 million for the three month period ended August 31, 1999 compared to $8.1 for the three month period ended August 31, 1998. This increase is primarily due to the Medscape investment to support new Internet investments. Additionally, the Company continues to invest in capital expenditures related to growth in the business and acceleration of certain strategic initiatives.

     Net cash used in financing activities decreased to $10.7 million for the first three months ended August 31, 1999 from $15.0 in the same period of the prior year. The net effect of the payments and borrowings against the lines of credit is a $1.0 million borrowing for the three month period ended August 31, 1999 compared to a $10.0 million payment for the three month period ended August 31, 1998. The net borrowings for the three months ended August 31, 1999 primarily consisted of payments of approximately $9.0 million, offset by borrowings of $10.0 million related to the Medscape investment. Principal payments under capital lease arrangements and other long term debt increased to $9.1 million for the three month period ended August 31, 1999 from $3.1 million in the same period of the three months ended August 31, 1998 due to the payoff of the $6.0 million Electronic Data Systems Corporation note payable. The Company reissued Treasury Stock valued at $1.1 million under Company stock plans. The Company announced on September 24, 1999 that its board of directors has authorized a plan to purchase up to an additional 2,000,000 shares of the company's common stock. This is in addition to the plan announced in October, 1998 when the company said that it would repurchase up to 500,000 shares. Dividends of $2.5 million were paid during the three month periods ended August 31, 1999 and 1998.

     The Company has a committed, unsecured $125.0 million revolving line of credit that expires in December 2002. At August 31, 1999, there was $32.0 million outstanding under the line of credit. The Company also has a $15.0 million uncommitted line of credit to fund working capital requirements, under which there was $4.0 million outstanding at August 31, 1999. Management believes that its current level of cash and borrowing capacity, along with future cash flows from operations, are sufficient to meet the needs of its existing operations and its planned requirements for the foreseeable future. The Company regularly evaluates cash requirements for current operations, commitments, development activities and strategic acquisitions. The Company may elect to raise additional funds for these purposes, either through the issuance of additional debt or equity or otherwise, as appropriate.

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

     The Company has a corporate Program Office to define, evaluate and conduct audits of the Company and its progress toward Year 2000 readiness. The Company also has a Year 2000 Senior Advisory Board comprised of members of senior management and a Year 2000 Task Force comprised of representatives from various departments from each of the Company's operating units. The Year 2000 Task Force is charged with evaluating the Company's Year 2000 efforts, managing implementation teams, and regularly reporting results to the corporate Program Office. The corporate Program Office monitors the progress of the operating units in their implementation plans to resolve Year 2000 issues, tracks dependencies and provides reports to the Senior Advisory Board. The Senior Advisory Board is charged with evaluating the progress reported by the corporate Program Office and addressing any significant issues as they arise.

State of Readiness

     The corporate Program Office has established an implementation plan to address the Year 2000 issue with respect to its information technology systems, hardware and software products and non-information technology products. The Company's year 2000 program is and has been implemented on a prioritized basis with systems most critical to the enterprise being addressed with the highest degree of priority. The implementation plan phases are stated and defined as follows:

Phase I - Inventory/Assessment.  The Company listed and classified software,
          --------------------
hardware, networks, products, services, facilities, environment, third party relationships and any additional items that could be affected by the Year 2000 issue. For each item on the inventory, the Company assessed the likelihood of meeting the target dates to be corrected for Year 2000 data processing and ready for testing. This phase also included developing plans to manage each item on the inventory. Certain of the Company's products/services utilize third party software and/or hardware products in conjunction with proprietary software. In these cases, due diligence was performed on the third party products and the Company has made clients aware of upgrades/replacements that may be required if the third party products are not compliant. The Company has completed this phase for all systems.

Phase II - Remediation.  Determine and implement methodology for correcting Year
           -----------
2000 issues via coding, upgrades, replacements, etc. and deliver to testing. These systems include communications and transaction processing, database management for healthcare applications, electronic commerce including credit, debit, and check, EDI services and NDC Health Information Services' pharmacy transaction submission, eligibility verification, data capture and editing. The Company has completed this phase for all systems.

Phase III - Internal Testing.  Perform testing based upon developed plans as a
            ----------------
result of the remediation phase, upgrades and/or testing of indicated Year 2000 ready third party applications or services. At the completion of this phase, the Company's computer systems are deemed to be Year 2000 ready subject to implementation. The Company's Phase III is substantially completed for its core operational networks. The Company's NDC Health Information Services' EDI systems are substantially complete.

Final testing efforts were originally planned to be completed by August 31, 1999. Substantial progress towards this goal was made; final testing efforts are planned for completion by October 31, 1999.

Phase IV - External Testing.  Perform end-to-end connection point testing with
           ----------------
third parties that the Company relies upon for certain operating elements via interfaces and also service providers as required. The Company targets this phase to be completed by October 31, 1999 for all key systems. The Company anticipates that continued testing with third parties may be required past the October date based on their availability.

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

The following status chart indicates the approximate percentage of work completed for the mission-critical systems of the following material business units by phase as of October 11, 1999:


                                       Phase I      Phase II      Phase III      Phase IV      Phase V
        PRODUCT LINE
Target Date                            2/28/99       6/30/99       8/31/99       9/30/99      10/31/99
-----------                            -------       -------       -------       -------      --------
Health Information  Services
   Network Services                      100%          100%           98%           93%           96%
   Information Management                100%          100%          100%          100%          100%

eCommerce                                100%          100%          100%          100%          100%

Corporate Information
Systems                                  100%          100%          100%          100%          100%

Costs to Address

     As it relates to internal computer systems, the Company is incurring internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its systems for the Year 2000. Given the nature of the Company's ongoing system development activities throughout its businesses, it is difficult to quantify, with specificity, all of the costs and capital expenditures being incurred to address this issue. A significant portion of these costs is not likely to be incremental costs to the Company, but will represent the redeployment of existing information technology resources. The Company's employees have performed the majority of the work completed thus far on the implementation plans. Based on experience derived from work performed to date, the costs incurred to date, excluding capital expenditures, are approximately $22 million. The funds were spent primarily to remediate via coding, upgrades, testing of third party software and implementation costs. The Company's costs to complete its Year 2000 compliance program are estimated to be approximately $3 million in fiscal year 2000. The capital expenditures incurred to date are approximately $12 million and estimated capital expenditures to complete the program are estimated to be an additional $1 million. These capital expenditures amounts include only those initiatives undertaken specifically to resolve Year 2000 issues. However, some Year 2000 issues were successfully corrected by other capital projects that addressed many of the Company's initiatives such as consolidation of information, productivity improvements and leveraging fixed costs. The total cost estimate for the implementation plan may be revised because the plan is constantly evaluated and revised as a result of many factors. These factors include, but are not limited to, the results of any phase of the implementation plan, customer requirements, or recommendations by contractors retained by the Company. These cost estimates also do not include the cost of executing the contingency planning and proactive maintenance as the Year 2000 approaches. Currently, the Company is expecting this cost to be an additional $3-$5 million. The Company does not expect that the opportunity costs of executing the implementation plan will have a material effect on the financial condition of the Company or its results of operations.

Risks

     The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems, from customers' systems and from third parties' systems and networks upon which the Company relies. Risks also exist if customers fail to complete conversion activities. Accordingly, the Company is requesting assurances from certain software vendors from which it has acquired, or from which it may acquire software, that the software will correctly process all date information at all times. In addition, the Company is querying certain of its customers and suppliers as to their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the Year 2000 approaches and is reached. The Company is heavily reliant upon customers and other third parties in the health care, banking and credit card industries, in terms of electronic interfaces. Failure to appropriately address the Year 2000 issue by major customers or suppliers or a material percentage of the smaller customers could have a material adverse effect on the financial condition and results of operations of the Company. Testing is being performed as required and is dependent on third parties. The Company continues to actively pursue these dependencies to schedule required testing.

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

     The Company's business is also heavily reliant upon external suppliers to provide certain operating elements of its business. Some of these providers include telecommunication services, hardware, computer systems, banks and utility companies. Due diligence continues to be performed on suppliers to the Company as described in Phases III, IV and V. Inquiries are made regarding suppliers' Year 2000 efforts and contingency plans are developed as necessary. However, the Company does not exert control over the efforts of these companies to become Year 2000 compliant. The services provided by these parties are critical to the operations of the Company and the Company is heavily reliant upon these parties to successfully address the Year 2000 issue. Therefore, if any of these parties fail to provide the Company with services, the Company's ability to conduct business could be materially impacted. The result of such impact may have a material adverse effect on the financial condition and results of operations of the Company.

Contingency Plans

     The corporate Program Office is working with each business unit to develop contingency plans based on corporate Program Office guidelines. There are two types of plans.

     First, all of the Company's business units have hardware/software business continuity plans in case a supplier of hardware/software products or internally developed systems used in the business does not have a Year 2000 version in time for implementation and testing.

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

     The Company's Year 2000 readiness activities are being regularly monitored and evaluated. Contingency and proactive maintenance plans will address key third party dependencies, facilities, utilities and staffing. On-site audits and walkthroughs are being performed to evaluate the progress of the operating units toward meeting their goals. The results of these audits and walkthroughs are compared to the implementation plan and presented to the Senior Advisory Board.

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

Forward-Looking Information

     When used in this Quarterly Report on Form 10-Q, in documents incorporated herein and elsewhere by management or National Data Corporation ("NDC" or the "Company") from time to time, the words "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements concerning the Company's business operations, economic performance and financial condition, including in particular, the Company's business strategy and means to implement the strategy, the Company's objectives, the amount of future capital expenditures, the likelihood of the Company's success in developing and introducing new products and expanding its business, and the timing of the introduction of new and modified products or services. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond the control of the Company and reflect future business decisions that are subject to change. As a result of a variety of factors, actual results could differ materially from those anticipated in the Company's forward-looking statements, including the following factors: (a) those set forth in Exhibit 99.1 to the Registrant's Annual Report on Form 10-K for the period ended May 31, 1999 which are incorporated herein by this reference, and elsewhere herein; and (b) those set forth from time to time in the Company's press releases and reports and other filings made with the Securities and Exchange Commission. The Company cautions that such factors are not exclusive. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

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


ITEM 2 - CHANGES IN SECURITIES
------------------------------

None


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None


ITEM 5 - OTHER INFORMATION
--------------------------

The 1999 Annual Meeting of Stockholders of National Data Corporation will be held at the Company's offices in Atlanta, Georgia on October 28, 1999. The items to be addressed are:

1. To elect one director in Class I to serve until the annual meeting of stockholders in 2002, or until his successor is duly elected and qualified; and
2.   To adopt the Company's 2000 Long-Term Incentive Plan; and
3. To vote on a proposal to amend the Certificate of Incorporation of the Company to increase the number of shares of Common Stock of the Company authorized for issuance from 100,000,000 to 200,000,000; and
4.   To transact any other business that may properly come before the meeting.


ITEM 6 - EXHIBITS AND REPORTS FILED ON FORM 8-K
-----------------------------------------------

(a)  Exhibits:

     (27) Financial Data Schedule (for SEC use only)

(b)  Reports Filed on Form 8-K:

     None

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   National Data Corporation
                                   -------------------------
                                           (Registrant)


Date: October 14, 1999             By: /s/ Kevin C. Shea
      ----------------             ------------------------------
                                   Kevin C. Shea
                                   Chief Financial Officer
                                   (Principal Financial Officer)


Date: October 14, 1999             By: /s/ David H. Shenk
      ------------------           ------------------------------
                                   David H. Shenk
                                   Corporate Controller
                                   (Chief Accounting Officer)