Form 10-Q
period 1999-11-30
NATIONAL DATA CORP
filed 2000-01-13
CIK 70033

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

     [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
                     For Quarterly Period Ended November 30, 1999
                                               ------------------

                                       OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File No. 001-12392
                                            ---------

                           NATIONAL DATA CORPORATION
                           -------------------------
              (Exact name of registrant as specified in charter)

                 DELAWARE                                  58-0977458
            ------------------                         ------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

     National Data Plaza, Atlanta, Georgia                30329-2010
     -------------------------------------             -----------------
     (Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code 404-728-2000
                                                        ------------

                                     NONE
                  -------------------------------------------

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

               Common Stock, Par Value $.125 - 32,906,381 shares
             -----------------------------------------------------
                       Outstanding as of January 5, 2000
                     -------------------------------------

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NATIONAL DATA CORPORATION

(In thousands, except per share data)
=============================================================================================

                                                             Three Months Ended November 30,
                                                            ---------------------------------
                                                                 1999              1998
                                                            --------------    ---------------
Revenues                                                     $     196,042     $     191,522
---------------------------------------------------------------------------------------------

Operating expenses:
     Cost of service                                               103,037            98,852
     Sales, general and administrative                              79,328            62,970
     Restructuring and impairment charges                           34,393                 -
                                                            ---------------------------------
                                                                   216,758           161,822
                                                            ---------------------------------

Operating income (loss)                                            (20,716)           29,700
---------------------------------------------------------------------------------------------

Other income (expense):
     Interest and other income                                       2,722               844
     Interest and other expense                                     (3,519)           (3,929)
     Minority interest in earnings                                    (923)             (817)
                                                            ---------------------------------
                                                                    (1,720)           (3,902)
                                                            ---------------------------------

Income (loss) before income taxes                                  (22,436)           25,798
Provision (benefit) for income taxes                                (6,968)           10,061
---------------------------------------------------------------------------------------------
     Net income (loss)                                       $     (15,468)    $      15,737
                                                            =================================


Basic earnings (loss) per share                              $       (0.46)    $        0.47
                                                            =================================

Diluted earnings (loss) per share                            $       (0.46)    $        0.45
                                                            =================================

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NATIONAL DATA CORPORATION


(In thousands, except per share data)
--------------------------------------------------------------------------------

                                                                             Six Months Ended November 30,
                                                                            ------------------------------
                                                                               1999                1998
                                                                            ----------          ----------
Revenues                                                                         $399,766           $383,204
------------------------------------------------------------------------------------------------------------

Operating expenses:
     Cost of service                                                              204,833            199,227
     Sales, general and administrative                                            148,268            123,371
     Restructuring and impairment charges                                          34,393                  -
                                                                                  --------------------------
                                                                                  387,494            322,598
                                                                                  --------------------------

Operating income                                                                   12,272             60,606
------------------------------------------------------------------------------------------------------------

Other income (expense):
     Interest and other income                                                      4,400              1,418
     Interest and other expense                                                    (6,713)            (7,655)
     Minority interest in earnings                                                 (1,994)            (1,812)
                                                                                   -------------------------
                                                                                   (4,307)            (8,049)
                                                                                   -------------------------

Income before income taxes and cumulative effect of change in accounting            7,965             52,557
 principle
Provision for income taxes                                                          4,736             20,497
------------------------------------------------------------------------------------------------------------
Income before cumulative effect of change in accounting principle                   3,229             32,060
Cumulative effect of change in accounting principle, net of income taxes          (13,760)                 -
------------------------------------------------------------------------------------------------------------
     Net income (loss)                                                           $(10,531)          $ 32,060
                                                                                 ---------------------------


Basic earnings (loss) per share:
     Income before cumulative effect of change in accounting principle           $   0.10           $   0.95
                                                                                 ---------------------------
     Cumulative effect of change in accounting principle, net of income          $  (0.41)          $      -
      taxes
                                                                                 ---------------------------
     Basic earnings (loss) per share                                             $  (0.31)          $   0.95
                                                                                 ---------------------------

Diluted earnings (loss) per share:
     Income before cumulative effect of change in accounting principle           $   0.09           $   0.92
                                                                                 ---------------------------
     Cumulative effect of change in accounting principle, net of income          $  (0.41)          $      -
      taxes
                                                                                 ---------------------------
     Diluted earnings (loss) per share                                           $  (0.31)          $   0.92
                                                                                 ---------------------------


See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NATIONAL DATA CORPORATION

(In thousands)
-----------------------------------------------------------------------------------------------------------------
                                                                                    Six Months Ended November 30,
                                                                                 -------------------------------
                                                                                      1999                 1998
                                                                                      ----                 ----
Cash flows from operating activities:
    Net income (loss)                                                                   $(10,531)        $ 32,060

    Adjustments to reconcile net income (loss) to
    cash provided by operating activities:
    Non-Cash restructuring and impairment charges                                         23,880                -
    Cumulative effect of change in accounting principle                                   13,760                -
    Depreciation and amortization                                                         16,386           13,869
    Amortization of acquired intangibles and goodwill                                     13,550           13,275
    Deferred income taxes                                                                (13,554)          (4,108)
    Minority interest in earnings                                                          1,994            1,812
    Provision for bad debts                                                               12,593            2,644
    Gain on sale of marketable securities                                                 (1,599)               -
    Gain on business divestiture                                                          (2,295)               -
    Other, net                                                                              (781)           1,191
    Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:
         Accounts receivable, net                                                            402           (7,813)
         Merchant processing working capital                                              (6,346)          (5,904)
         Inventory                                                                          (228)          (1,143)
         Prepaid expenses and other assets                                                (7,554)          (2,630)
         Accounts payable and accrued liabilities                                          2,024            5,998
         Deferred income                                                                   3,114              (76)
         Income taxes                                                                     12,119              508
                                                                                 --------------------------------
    Net cash provided by operating activities                                             56,934           49,683
                                                                                 --------------------------------
Cash flows from investing activities:
    Capital expenditures                                                                 (17,495)         (18,732)
    Sale of marketable securities                                                          2,974                -
    Business divestitures                                                                  3,500                -
    Sale (Purchase) of investment                                                        (10,045)           1,126
                                                                                 --------------------------------
    Net cash used in investing activities                                                (21,066)         (17,606)
                                                                                 --------------------------------
Cash flows from financing activities:
    Net borrowings (repayments) under lines of credit                                     33,000           (8,000)
    Net principal payments under capital lease arrangements
       and other long-term debt                                                          (16,069)          (7,615)
    Net purchases related to stock activities                                            (33,118)          (5,757)
    Distributions to minority interests                                                   (2,219)          (1,053)
    Dividends paid                                                                        (5,009)          (5,045)
                                                                                 --------------------------------
    Net cash used in financing activities                                                (23,415)         (27,470)
                                                                                 --------------------------------
Increase in cash and cash equivalents                                                     12,453            4,607
Cash and cash equivalents, beginning of period                                             4,295            3,241
                                                                                 --------------------------------
Cash and cash equivalents, end of period                                                $ 16,748         $  7,848
                                                                                 ================================

See Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
NATIONAL DATA CORPORATION

(In thousands, except share and per share data)
----------------------------------------------------------------------------------------------------------
                                                                        November 30,           May 31,
                                                                            1999                 1999
                                                                     ----------------    -----------------
ASSETS                                                                   (Unaudited)
Current assets:
  Cash and cash equivalents                                                  $ 16,748             $  4,295

  Billed accounts receivable                                                  143,322              163,193
  Unbilled accounts receivable                                                  3,172               22,305
  Allowance for doubtful accounts                                             (11,548)             (10,728)
                                                                     ----------------    -----------------
     Accounts receivable,  net                                                134,946              174,770
                                                                     ----------------    -----------------
  Income tax receivable                                                         1,865                8,348
  Inventory                                                                     8,154                7,927
  Net merchant processing receivable                                            4,552                    -
  Deferred income taxes                                                         4,610                1,191
  Prepaid expenses and other current assets                                    21,504               16,297
                                                                     ----------------    -----------------
      Total current assets                                                    192,379              212,828
                                                                     ----------------    -----------------

Property and equipment, net                                                   100,268              105,904
Intangible assets, net                                                        395,221              424,324
Deferred income taxes                                                          24,098               13,963
Investment securities available for sale                                       25,087                    -
Other                                                                           9,675                7,909
                                                                     ----------------    -----------------

Total Assets                                                                 $746,728             $764,928
                                                                     ================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
 liabilities:
  Line of credit                                                             $ 68,000             $ 35,000
  Current portion of long-term debt                                               167                6,245
  Obligations under capital leases                                              9,711               13,113
  Accounts payable and accrued liabilities                                     67,749               70,027
  Net merchant processing payable                                                   -                1,794
  Deferred income                                                              35,131               30,258
                                                                     ----------------    -----------------
      Total current liabilities                                               180,758              156,437
                                                                     ----------------    -----------------

Long-term debt                                                                152,613              152,690
Obligations under capital leases                                               12,394               18,129
Other long-term liabilities                                                    15,808                9,846
                                                                     ----------------    -----------------
      Total liabilities                                                       361,573              337,102
                                                                     ----------------    -----------------

Commitments and contingencies

Minority interest in equity of subsidiaries                                    18,507               18,732

Shareholders' equity:
  Preferred stock, par value $1.00 per share; 1,000,000 shares                      -                    -
   authorized, none issued
  Common stock, par value $.125 per share; 200,000,000 shares authorized,
      33,953,023 and 33,953,031 shares issued, respectively.                    4,244                4,244

  Capital in excess of par value                                              341,693              345,639
  Treasury stock, at cost, 1,062,986 and 175,442 shares, respectively         (27,922)              (5,857)
  Unrealized holding gain                                                       4,756                    -
  Retained earnings                                                            55,325               70,865
  Deferred compensation                                                        (8,837)              (3,215)
  Cumulative translation adjustment                                            (2,611)              (2,582)
                                                                     ----------------    -----------------
      Total shareholders' equity                                              366,648              409,094
                                                                     ----------------    -----------------

Total Liabilities and Shareholders' Equity                                   $746,728             $764,928
                                                                     ================    =================

See Notes to Unaudited Consolidated Financial Statements.

                        NOTES TO UNAUDITED CONSOLIDATED
                        -------------------------------
                             FINANCIAL STATEMENTS
                             --------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The financial statements included herein are based on the Company's current structure. The Company is undergoing a strategy review and recently announced a proposal to spin-off the eCommerce business segment into a separate publicly traded company with its own management and Board of Directors. For further details on this proposal, please see Note 8 to the Unaudited Consolidated Financial Statements and Management's Discussion and Analysis pages 13 through 15.

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

The Company's Investment in securities available for sale primarily represents the Company's ownership of approximately 2.2 million shares of Medscape, Inc. which had its initial public offering in September 1999. These securities are carried at fair value and the related unrealized gain of $4.8 million, net of income taxes of $3.0 million, is included in the Unrealized holding gain in Shareholder's Equity.

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


NOTE 2 - EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share is computed by dividing reported earnings (loss) available to common shareholders by weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, and convertible debt, if converted, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per share.

The following table sets forth the computation of basic and diluted earnings (In thousands, except per share data):

                                                            Three Months Ended
                            --------------------------------------------------------------------------------
                                         November 30, 1999                       November 30, 1998
                            --------------------------------------------------------------------------------
                                 Income       Shares      Per Share      Income       Shares      Per Share
                              ------------  -----------  ------------  -----------  -----------  -----------
Basic EPS:
Net income (loss)                $(15,468)       33,376       $(0.46)      $15,737       33,681        $0.47
                                                         ===========                             ===========
Effect of Dilutive
 Securities:
  Stock Options                       ---           ---                        ---        1,127
                            ---------------------------                ------------------------
                                  (15,468)       33,376                     15,737       34,808
  Convertible debt                    ---           ---                        ---          ---
Diluted EPS:
                           ---------------------------------------------------------------------------------
Income (loss) available to
 common stockholders plus
 assumed conversions             $(15,468)       33,376       $(0.46)      $15,737       34,808        $0.45
                            ================================================================================

                                      Six Months Ended (Before cumulative effect of accounting change)
                            --------------------------------------------------------------------------------
                                        November 30, 1999                        November 30, 1998
                            --------------------------------------------------------------------------------
                                Income        Shares      Per Share      Income       Shares      Per Share
                              -----------   -----------  -----------   -----------  -----------  -----------
Basic EPS:
Net income (loss) before
 cumulative effect of change
 in accounting principle         $  3,229        33,627       $ 0.10       $32,060       33,702        $0.95
                                                         ===========                             ===========
 Effect of Dilutive
 Securities:
   Stock Options                      ---         1,070                        ---        1,221
                            ---------------------------                ------------------------
                                    3,229        34,697                     32,060       34,923
   Convertible debt                 -----           ---                        ---          ---
Diluted EPS:
                            --------------------------------------------------------------------------------
Income (loss) available to
 common stockholders plus
 assumed conversions             $  3,229        34,697       $ 0.09       $32,060       34,923        $0.92
                            ================================================================================


                                                    Six Months Ended
                            --------------------------------------------------------------------------------
                                        November 30, 1999                        November 30, 1998
                            --------------------------------------------------------------------------------
                                Income        Shares      Per Share      Income       Shares      Per Share
                              -----------   -----------  -----------   -----------  -----------  -----------
Basic EPS:
Net income (loss)                $(10,531)       33,627       $(0.31)      $32,060       33,702        $0.95
                                                         ===========                             ===========
Effect of Dilutive
 Securities:
   Stock Options                      ---           ---                        ---        1,221
                           ----------------------------                ------------------------
                                  (10,531)       33,627                     32,060       34,923
   Convertible debt                 -----           ---                        ---          ---
Diluted EPS:
                           ---------------------------------------------------------------------------------
Income (loss) available to
 common stockholders plus
 assumed conversions             $(10,531)       33,627       $(0.31)      $32,060       34,923        $0.92
                            ================================================================================

For the three and six months ended November 30, 1999 and 1998, convertible debt had no impact on the diluted earnings per share. Therefore, diluted earnings per share was not adjusted for convertible debt.

Basic and diluted earnings per share for the three and six months ended November 30, 1999 are the same, as the effect of any potentially dilutive securities and convertible debt is antidilutive due to the loss generated by the restructuring and impairment charges.


NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental cash flow disclosures, including non-cash investing and financing activities, for the six months ended November 30, 1999 and 1998 are as follows (In thousands):

                                                                       1999          1998
                                                                       ----          ----
Income taxes paid (received), net of refunds                          $6,270       $21,090
Interest paid                                                          6,192         7,217
Capital leases entered into in exchange
   for property and equipment                                            776        13,511
Non-cash investment in Medscape                                        7,000           ---

NOTE 4 - COMPREHENSIVE INCOME (LOSS):

The components of comprehensive income (loss) are as follows (In thousands):

                                          Three months ended November 30,
                                          -------------------------------
                                           1999                     1998
                                           ----                     ----
Net income (loss)                      $(15,468)                 $15,737
Foreign exchange effect                      87                       22
Unrealized holding gain, net of tax       4,756                      ---
                                       --------                  -------
Total comprehensive income (loss)      $(10,625)                 $15,759
                                       ========                  =======

                                            Six months ended November 30,
                                            -----------------------------
                                                1999                 1998
                                                ----                 ----
Net income (loss)                           $(10,531)              $32,060
Foreign exchange effect                          (29)                 (952)
Unrealized holding gain, net of tax            4,756                   ---
                                            --------               -------
Total comprehensive income (loss)           $ (5,804)              $31,108
                                            ========               =======

NOTE 5 - SEGMENT INFORMATION:

The segment information for the three-month and six-month periods ended November 30, 1999 and 1998 is presented below. The Company classifies its businesses into two segments: Health Information Services and eCommerce. There has been no change in the composition of the reportable segments from the presentation of
fiscal year 1999 segment information included in the most recent 10-K.   EBITDA
excludes the restructuring and impairment charges.

                                                                     Restructuring
                                       Health                             and              All Other
Quarter Ended November 30, 1999     Information                       Impairment              and
(In thousands)                        Services        eCommerce         Charges            Corporate         Totals
----------------------------------------------------------------------------------------------------------------------
Revenues                                 $111,868         $ 84,174         $      -            $     -        $196,042
Depreciation and Amortization               9,021            5,291                -                531          14,843
EBITDA                                      9,210           21,591                -             (2,281)         28,520
Income (loss) before income                  (253)          15,175         (34,393)             (2,965)        (22,436)
 taxes
Segment assets                            423,311          265,423                -             57,994         746,728

                                                                     Restructuring
                                       Health                             and              All Other
Quarter Ended November 30, 1998     Information                       Impairment              and
                                      Services        eCommerce         Charges            Corporate         Totals
 ---------------------------------------------------------------------------------------------------------------------
Revenues                                 $112,203        $ 79,319          $      -           $     -        $191,522
Depreciation and Amortization               8,331           5,264                 -               438          14,033
EBITDA                                     24,699          22,517                 -            (3,483)         43,733
Income (loss) before income                15,873          16,125                 -            (6,200)         25,798
 taxes
Segment assets                            420,328         268,801                 -            67,399         756,528

                                                                    Restructuring
                                      Health                             and              All Other
Six Months Ended November 30, 1999 Information                       Impairment              and
                                     Services        eCommerce         Charges            Corporate         Totals
 ---------------------------------------------------------------------------------------------------------------------
Revenues                                 $225,764        $174,002         $      -            $     -        $399,766
Depreciation and Amortization              18,170          10,637                -              1,129          29,936
EBITDA                                     32,277          48,599                -             (4,275)         76,601
Income (loss) before income
 taxes and cumulative effect of
 change in accounting principle            13,214          35,520         (34,393)             (6,376)          7,965
Segment assets                            423,311         265,423                -             57,994         746,728

                                                                    Restructuring
                                      Health                             and              All Other
Six Months Ended November 30, 1998 Information                       Impairment              and
                                     Services        eCommerce         Charges            Corporate         Totals
---------------------------------------------------------------------------------------------------------------------
Revenues                                 $221,488        $161,716         $       -          $      -        $383,204
Depreciation and Amortization              16,036          10,243                 -               865          27,144
EBITDA                                     44,589          48,701                 -            (5,540)         87,750
Income (loss) before income                27,864          35,951                 -           (11,258)         52,557
 taxes
Segment assets                            420,328         268,801                 -            67,399         756,528

NOTE 6 - RESTRUCTURING AND IMPAIRMENT CHARGES AND OTHER UNUSUAL EXPENSES:

     During the second quarter of fiscal year 2000, executive management performed an update of its Health Information Services strategy. This included addressing additional Internet opportunities. Management evaluated the Company's current product and service offerings in light of changing market and technological environments, as well as their leverage ability with related product and service offerings. This resulted in the identification of obsolete and/or non-strategic product offerings. The decision was made to focus management attention on the core value-added network, information management, and strategic point of use provider systems and related Internet initiatives. This decision led to the evaluation of business areas, products and services, the assets needed as part of the business strategy, their current and projected revenue and profit growth rates, resource requirements, as well as management time demands.

Accordingly, actions were initiated on non-core products and services which included acceleration of clearing house integration, consolidation of locations, associated staff and expense reductions, and elimination of obsolete and redundant product and service offerings. Total charges related to the restructuring and asset impairment were $34.4 million, and are categorized as follows (In thousands):

                   Item                         Total          Cash           Non-cash
                   ----                         -----          ----           --------
 Impairment of goodwill and other
  intangibles                                     $15,972        $    --         $15,972

 Impairment of property and equipment               6,908             --           6,908
 Closed or planned closings of facilities           6,100          6,100              --
 Estimated costs for settlements on
  contracts                                         3,236          2,236           1,000

 Severance and related costs                        2,177          2,177              --
                                          ----------------------------------------------
         Total                                    $34,393        $10,513         $23,880
                                          ==============================================


The items considered cash items were accrued at the time the charges were incurred. In addition, the Company presently estimates that approximately $10 million in additional charges will be incurred during the next twelve months as additional actions are finalized and implemented.

Based on management's assessment during the second quarter of fiscal 2000, the Company evaluated whether events and circumstances had occurred that indicated the carrying amount of property and equipment or goodwill and other intangibles may warrant revision or may not be recoverable. The Company uses an estimate of the future undiscounted net cash flows associated with the asset over the remaining life of the asset in measuring whether the long-lived asset is recoverable. Management believes this approach is consistent with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). As a result, it was determined the above impairment losses should be recognized under SFAS 121.

The charges relating to facilities represent the locations that are either already closed or have management approved plans to close within the next 12 months. These charges include future minimum lease and operating payments, commencing upon the planned exit timing, for all noncancelable leases under remaining terms of the 18 locations identified, net of current and estimated future sublease income. The charges also include facility exit costs. Normal lease payments and operating costs will continue to be charged to operating expenses prior to actually vacating the specific facilities.

Estimated costs for fulfillment of contract provisions primarily represent certain payments due upon termination of customer relationships relating to eliminated products, services and locations. The impact of these actions on future revenues and operating income is not expected to be material. The activities being executed involve the consolidation of numerous sites into fewer locations with resulting product specialization. The majority of the customers will be transferred to the consolidated locations. The Company expects these actions to be completed over the next three to six months.

The severance and related costs arise from the Company's actions to reduce personnel staffing in areas of redundant operations and activities. The charges reflect specifically identified executives and employees who were informed during the second quarter of fiscal 2000. There are approximately 115 employees in the consolidation efforts and approximately 35 as a part of reductions related to project completions or phase-outs. Approximately $0.2 million was expended during the second quarter of fiscal 2000.

As of November 30, 1999, $6.4 million of the cash portion of the restructuring charges remains accrued as a current liability and $3.9 million is accrued as a long-term liability in the respective other liabilities sections of the balance sheet.

                                                                             Accrual as of November
                                                                             ----------------------
                                                                                   30, 1999
                                                                                   --------
                   Item                       Original       Payments        Current       Long-Term
                   ----                       --------       --------        -------       ---------
                                                Total         To Date
                                                -----         -------
 Closed or planned closings of facilities        $  6,100            ---        $ 2,992         $ 3,108
 Estimated costs for settlements on
  contracts                                         2,236            ---          2,236             ---

 Severance and related costs                        2,177            244          1,134             799
                                          -------------------------------------------------------------
         Total                                   $ 10,513       $    244        $ 6,362         $ 3,907
                                          =============================================================

Additionally, as a result of business events and information arising during the quarter, management evaluated certain significant business risks and exposures that included bankrupt accounts and customer disputes. This resulted in the following unusual expenses being recorded in the second quarter of fiscal 2000: accounts receivable write-off of $8.0 million; allowance increases of $2.0 million; litigation settlement expenses of $1.3 million; write-off of $0.8 million of prepaid expenses and $1.2 million accrued expenses.

Accordingly, the results of the three and six months ended November 30, 1999 include approximately $47.7 million of charges related to restructuring and asset impairment ($34.4 million) and other unusual expenses ($13.3 million).

NOTE 7 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

For the Physician Management Services unit, the Company continued the accounting policy followed by this business prior to its acquisition by the Company. The Company maintained this generally accepted policy after the acquisition for Physician Management Services offerings for which the Company invoices and collects amounts on its customer's behalf. Previously, for customers where the amount and timing of collection of their accounts receivable could be reasonably estimated, the Company estimated the fees that it expected to invoice those customers upon collection of their accounts receivable. It recognized such revenues when substantially all services to be performed by the Company had been completed. Estimated costs to complete were accrued separately.

Effective June 1, 1999, the Company elected to change its revenue recognition policy. Effective with the change in policy, the Company will recognize revenue when the services are billed to the customer, at which point all services to be performed by the Company have been completed. The impact of this change results in the elimination of estimated, or unbilled receivables and related accrued collection costs. Management believes that this change is appropriate and is consistent with recent authoritative literature, specifically SEC Staff Accounting Bulletin No. 101, issued December 3, 1999.

The cumulative after tax effect of this change in accounting principle was $13.8 million, net of income taxes of $8.6 million, at June 1, 1999. The cumulative after tax effect on both the basic and diluted earnings per share was $(0.41).

NOTE 8 - SUBSEQUENT EVENTS

     The NDC Board of Directors approved several decisions related to the structure of the Company and announced them in a press release dated December 20, 1999. These include the following:

     1) Intention to create two companies to address the rapidly growing eHealth and eCommerce markets.

     2) A proposal to spin off the eCommerce line of business into a separate publicly traded company with its own management and Board of Directors. Subject to an opinion of counsel that it will receive tax free treatment and any required shareholder approvals, NDC expects that shareholders will receive shares of the new company at the time of the spin-off. This plan is expected to take a minimum of six to nine months.

     3)  Goldman, Sachs & Co. has been retained to advise the company.

     4) Walter M. Hoff is expected to be the chief executive officer of the eHealth company. He is currently chief executive officer of NDC Health Information Services. The Board of Directors would be chaired by Robert
         A. Yellowlees, and is expected to be comprised of the NDC Board as constituted at the time of the completion of the transaction.

     5) Paul R. Garcia is expected to be the chief executive officer of the new eCommerce Company. He is currently chief executive officer of NDC eCommerce. Thomas M. Dunn would serve as chief operating officer, a position which he currently holds with NDC eCommerce. Robert A. Yellowlees is expected to serve as chairman of a newly formed Board of Directors for a period of time to assist in the transition.

     6) Pursuit of strategic alternatives for the Health Management Services business.

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

     National Data Corporation classifies its businesses into two fundamental business segments: Health Information Services and eCommerce.

     Health Information Services
     ---------------------------

     Health Information Services provides network based information solutions to address administrative, clinical and decision support information needs throughout the healthcare environment.

     NDC has been in the forefront of Health Information Services for over 20 years. Over that period, management believes that it has built a unique franchise in the market. The Company's management believes that its value-added network is the world's largest and most comprehensive from both an application and a market presence standpoint. This network is increasingly linked to the company's data warehouse and mining capabilities as well as to its strategic point of use platforms for end user interface to information sources.

     The business is unique in terms of the breadth of its products and services and the fact that its presence spans the pharmacy, physician, hospital, payer and manufacturer segments of the market. The business continues to implement a variety of new products and services to capitalize on the Internet. These include extensions to its broad existing application base as well as products and services addressing new market opportunities.

     eCommerce
     ---------

     NDC eCommerce provides a wide range of end-to-end information solutions for the business to consumer and business to business markets offering multiple payment-processing alternatives. NDC has been a leader in the eCommerce market with its electronic payment and funds transfer capability for over 30 years. eCommerce has distribution capability itself as well as through a range of distribution and support relationships with financial institutions and independent participants in the market.

     NDC eCommerce offers a broad range of value added services. In recent years, it has expanded its payment vehicles from credit cards to a full range of credit, debit, check, electronic reimbursement and purchase card vehicles. Concurrently, it has expanded from a credit card authorization company to one offering a full range of services from business origination, terminal deployment, credit card authorization, merchant accounting and other back office services to customer support. eCommerce has been one of the leaders in diversifying its distribution channels to complement the original financial institution model. In concert with this, it has developed specific value added applications for a range of vertical market segments.

     Transition Year
     ---------------

     As the Health and eCommerce businesses have expanded, projects have been initiated to consolidate various systems and network platforms to provide more seamless operations in the future and to realize economies of scale. At the same time, investments have been made to rationalize distribution channels and to develop new strategic partnerships in various elements of both the Health Information Services and eCommerce segments. Fiscal year 2000 is a major transition year in the execution of this consolidation strategy.

     Strategy Review
     ---------------

     The year's transition has had another objective in addition to system consolidation. That being a review of the Company's strategy and priorities in light of changes in the marketplace and technology environment.

     Corporate Restructuring
     -----------------------

     As a result, the Board of Directors decided to address issues arising from the operation of multiple businesses within the same corporation by authorizing management to restructure the Company into two separate businesses. This restructuring should provide more singular management focus on the planning, programs and resource demands of each segment. In addition, it is intended to better align resources with the unique opportunities and requirements of each business segment.

     The Company believes that the separate focus on the unique requirements of the two individual market segments will accelerate the success for each unit and provide a wider range of new products and services in an Internet and eCommerce enabled economy.

     Strategy Implementation
     -----------------------

     This strategy review resulted in a decision to bring dedicated management focus to the unique opportunities in each segment. In line with that decision, it was decided to concentrate on those products and services within each that are judged to be core to the long-term strategies of the respective segments. During the second quarter, the management of the Health Information Services segment began an active program to rationalize non-strategic product and service offerings. These non-strategic offerings include certain point of use systems and several recently consolidated networks and clearinghouses. The company has already executed the first step in this plan via the sale of part of its dental systems product line during the quarter. Additionally, during the quarter, sales programs were curtailed for non-strategic areas. This curtailment resulted in revenue declines while cost and expenses continued until planned actions could be implemented.

     Further, the Board reached the decision to evaluate strategic alternatives for the Health Management Services areas. These consist principally of the units that were acquired through the PHSS acquisition in December 1997. Over the last year, the Company has made significant progress in implementing programs to improve the underlying efficiency of the Management Services business activities. The Company has made management changes. It has closed locations which did not have the critical mass for long term profitable growth. And it has implemented a number of new systems initiatives that will improve productivity and offer the infrastructure to process greater volume. NDC believes that there is significant demand for these services in the market and that these changes represent steps that can improve the profitability from new revenue streams.

     However, the Company has concluded that Management Services does not logically integrate with NDC's Internet oriented core network, information management and strategic provider point of use platforms. Management and the Board feel that the magnitude of opportunity in its core business requires singular focus of management time and resources. Thus, the decision was made to move to the next step of active assessment of alternatives for the Health Management Services offerings.

     The results for the second quarter and first half of fiscal year 2000 reflect the results of consolidation programs during this transition period. They include certain restructuring and impairment charges and other unusual expenses resulting from certain business events that occurred in the quarter. These restructuring and impairment charges and unusual expenses represented $47.7 million during the quarter. It is estimated that there is an additional $10 million which will be incurred over the next twelve months as additional actions are taken in those areas defined as non-strategic.

     The second quarter results also include the effect of actions during the quarter that resulted in decreased revenues from, and margin deterioration related to, the non-core products over and above the restructuring and impairment charges and other unusual expenses. To the extent that the Company is successful in its plans to curtail non-core products and services, these losses are not expected to continue at this level. Although management believes that most of the rationalization efforts will be completed in the next six months, the actual timing is dependent on a number of factors that can not be fully determined at this time and that are not wholly within the control of the Company. These factors include the timing of phase out of certain products, sales of certain assets as well as completion of clearinghouse and product line integration programs. Employee and customer considerations will also affect the final timing of certain action programs.

     Once the restructuring and actions regarding non-strategic assets are complete, management expects that the core Health Information Services products and services will demonstrate double digit revenue and earnings growth, with improved operating margins in the high teens and EBITDA margins that exceed twenty percent within the first year of independent operation. It is also anticipated that it will be a business with sound cash flow creating the funds necessary to invest in the continued internal growth of the business.

     To the extent that the Company is successful in its plans to curtail non-core products and services, the remaining Health Information Services business would exhibit growth as reflected in the following historical amounts. For the second quarter of fiscal 2000, these remaining businesses had revenues of approximately $75 million versus $67 million in the same period in the prior year. Similarly, these businesses had revenues of $149 million in the first half of fiscal 2000 versus $133 million in the first half of fiscal 1999.

     Similarly, the company expects the eCommerce core business to be able to demonstrate double-digit revenue and earnings growth within the first year of independent operation. It is anticipated that it will also have improved operating margins in the high teens and EBITDA margins exceeding twenty percent. And, it too should have the cash flow to support investments for internal growth.

     Finally, on December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 regarding revenue recognition practices. The bulletin addresses certain practices followed by a portion of the acquired PHSS unit, Physician Management Services, which at the time of acquisition followed general industry practices and which the Company continued. The Company's revenues in this line of business affected by the provisions of this bulletin represented approximately 9% of the Company's total revenue for the first half of fiscal 2000. The Company's management concluded that it should implement the guidance of the bulletin. The cumulative after tax effect of this change in accounting principle was $13.8 million, net of income taxes of $8.6 million, at June 1, 1999. However, the impact of the change on fiscal 2000 revenue is not material. For more information regarding this change in accounting principle, refer to
Note 7 to the Unaudited Consolidated Financial Statements.

Results of Operations

                                                Second Quarter ended November 30,
                                      ---------------------------------------------------    ------------
                      (In millions)              1999                       1998                 Change
                                      -----------------------    ------------------------    ------------
Revenue:
   NDC Health Information Services       $111.8          57%         $112.2          59%              -%
   NDC eCommerce                           84.2          43%           79.3          41%              6%
                                      -------------------------------------------------------------------
          Total Revenue                  $196.0         100%         $191.5         100%              2%
                                      ===================================================================

                                                  Six Months ended November 30,
                                      ---------------------------------------------------    ------------
                                                 1999                       1998                 Change
                                      -----------------------    ------------------------    ------------
Revenue:
   NDC Health Information Services       $225.8          56%         $221.5          58%              2%
   NDC eCommerce                          174.0          44%          161.7          42%              8%
                                      -------------------------------------------------------------------
          Total Revenue                  $399.8         100%         $383.2         100%              4%
                                      ===================================================================

                                                Second Quarter ended November 30,
                                      ---------------------------------------------------    ------------
                                                 1999                       1998                 Change
                                      -----------------------    ------------------------    ------------
Depreciation and Amortization:
   NDC Health Information                $ 9.0           61%         $ 8.3           59%              8%
    Services
   NDC eCommerce                           5.3           36%           5.3           38%              -%
   All Other and Corporate                 0.5            3%           0.4            3%             25%
                                      -------------------------------------------------------------------
          Total                          $14.8          100%         $14.0          100%              6%
                                      ===================================================================

                                                  Six Months ended November 30,
                                      ---------------------------------------------------    ------------
                                                 1999                       1998                 Change
                                      -----------------------    ------------------------    ------------
Depreciation and Amortization:
   NDC Health Information                $18.2           61%         $16.0           59%             14%
    Services
   NDC eCommerce                          10.6           35%          10.2           38%              4%
   All Other and Corporate                 1.1            4%           0.9            3%             22%
                                      -------------------------------------------------------------------
          Total                          $29.9          100%         $27.1          100%             10%
                                      ===================================================================

The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) is defined as Operating Income plus depreciation and amortization and restructuring and impairment charges. This statistic and its results as a percentage of revenue may not be comparable to similarly titled measures reported by other companies. However, management believes this statistic is a relevant measurement and provides a comparable cash earnings measure, excluding the impact of the amortization of acquired intangibles, potential timing differences associated with capital expenditures and the related depreciation charges, restructuring and impairment charges and non-recurring charges.

                                          Second Quarter ended November 30,
                                 -----------------------------------------------     ----------
                                           1999                      1998                Change
                                 ---------------------     ---------------------     ----------
EBITDA:
   NDC Health Information           $ 9.2         32%         $24.7         57%           (63%)
    Services
   NDC eCommerce                     21.6         76%          22.5         51%            (4%)
   All Other and Corporate           (2.3)        (8%)         (3.5)        (8%)           34%
                                 --------------------------------------------------------------
          Total EBITDA              $28.5        100%         $43.7        100%           (35%)
                                 ==============================================================

                                            Six Months ended November 30,
                                 -----------------------------------------------     ----------
                                           1999                      1998                Change
                                 ---------------------     ---------------------     ----------
EBITDA:
   NDC Health Information           $32.3         42%         $44.6         51%           (28%)
    Services
   NDC eCommerce                     48.6         64%          48.7         55%             -%
   All Other and Corporate           (4.3)        (6%)         (5.5)        (6%)           22%
                                 --------------------------------------------------------------
          Total EBITDA              $76.6        100%         $87.8        100%           (13%)
                                 ==============================================================

                                          Second Quarter ended November 30,
                                 -----------------------------------------------     ----------
                                           1999                      1998                Change
                                 ---------------------     ---------------------     ----------
Income before Income Taxes
 (IBIT):
   NDC Health Information           ($ 0.2)         1%         $15.9         62%          (101%)
    Services
   NDC eCommerce                      15.2        (68%)         16.1         62%            (6%)
   Restructuring and                 (34.4)       154%             -          -              -%
    Impairment
   All Other and Corporate            (3.0)        13%          (6.2)       (24%)           52%
                                 --------------------------------------------------------------
          Total IBIT                ($22.4)       100%         $25.8        100%          (187%)
                                 ==============================================================

                                            Six Months ended November 30,
                                 -----------------------------------------------     ----------
                                           1999                      1998                Change
                                 ---------------------     ---------------------     ----------
Income before Income Taxes
 and cumulative effect of
 change in accounting
 principle (IBIT):
   NDC Health Information          $ 13.2        165%        $ 27.9         53%           (53%)
    Services
   NDC eCommerce                     35.5        444%          36.0         68%            (1%)
   Restructuring and                (34.4)      (430%)            -          -              -%
    Impairment
   All Other and Corporate           (6.3)       (79%)        (11.3)       (21%)           43%
                                 --------------------------------------------------------------
          Total IBIT               $  8.0        100%        $ 52.6        100%           (85%)
                                 ==============================================================

Consolidated

     Total revenue for the second quarter of fiscal 2000 was $196.0 million, an increase of $4.5 million (2%) from the second quarter of fiscal 1999. The core Healthcare and eCommerce direct merchant businesses grew at a double-digit rate due to growth in customer base, transaction volumes and new services to our customers, while other non-strategic business areas (including the Health Management Services) declined.

     Total revenue for the first half of fiscal 2000 was $399.8 million, an increase of $16.6 million (4%) from the first half of fiscal 1999 due to growth in customer base, transaction volumes and new services to our customers in both of our business segments. A similar pattern existed relative to the core and non-strategic business areas.

     Based on future operating plans within the healthcare segment, actions were taken which included acceleration of clearinghouse integration, consolidation of locations, associated staff reductions, lease expenses related to these actions, impairment of assets related to the consolidations and elimination of obsolete and redundant product offerings. Total charges related to the restructuring and asset impairment were $34.4 million. Several software platforms ($1.8 million) have been eliminated as a part of this restructuring process. Eighteen facilities have been or are slated to be closed as a part of this effort ($6.1 million). Impaired goodwill and other intangibles ($16.0 million), as well as various property and equipment ($5.1 million), are also being written-off under the guidelines of SFAS 121 in the current quarter. Specifically identified severance for executives and employees previously informed is also included in these charges ($2.2 million). Estimated costs for lost business and settlement expenses related to contracts tied to the closing centers are $3.2 million.

     The Company presently estimates that approximately $10 million in additional charges will be incurred during the next 12 months as additional action plans are finalized and implemented. These are explained further in Note 6 to the Unaudited Consolidated Financial Statements.

     Additionally, as a result of business events and information arising during the quarter, management evaluated certain significant business risks and exposures in the businesses that included bankrupt accounts and customer disputes. This resulted in the following unusual expenses being recorded in the second quarter of fiscal 2000: accounts receivable write-off of $8.0 million; allowance increases of $2.0 million; litigation settlement expenses of $1.3 million; write-off of $0.8 million of prepaid expenses and $1.2 million accrued expenses. These expenses are included in the Sales, General and Administrative expenses ($11.4 million) and Cost of Services ($1.9 million).

     Accordingly, the results of the three and six months ended November 30, 1999 include approximately $47.7 million of charges related to restructuring and asset impairment ($34.4 million) and unusual expenses ($13.3 million).

     For the second quarter of fiscal 2000, total cost of service, as a percentage of revenue, increased from 51.6% in the second quarter of fiscal 1999 to 52.6% which included one-time expenditures of $1.9 million related to assessment of the Health Information Services business segment and, on a margin basis, a decline in the non-core businesses. Cost of service increased $4.2 million (4%) in the second quarter of fiscal 2000 from the second quarter of fiscal 1999. The ratio increase was a result of these one-time expenses, as well as operating costs and reduced revenue for non-core products and services.

     Total cost of service, as a percentage of revenue, decreased from 52.0% in the first half of fiscal 1999 to 51.2% in the first half of fiscal 2000 due to improved efficiencies. Cost of service increased $5.6 million (3%) in the first half of fiscal 2000 from the first half of fiscal 1999. The increase was a result of the same factors that affected results for the second quarter.

     Sales, general and administrative expenses in the second quarter of fiscal 2000 increased $16.4 million (26%) from the same period last year. This included approximately $11.4 million of unusual expenses described above. As a percentage of revenue, these expenses, excluding the $11.4 million of unusual charges, increased to 34.6% for the second quarter of fiscal 2000 as compared to the 32.9% for the second quarter of fiscal 1999 and 33.8% for the first quarter of fiscal 2000. This reflects declining revenue and increased expense as a percent of revenue in non-core products and services.

     Sales, general and administrative expenses in the first half of fiscal 2000 increased $24.9 million (20%) from the same period last year. Excluding the $11.4 million described above, sales, general and administrative expenses increased $13.5 million due to investments in sales staffing and programs, customer service as well as Internet activities. We experienced margin deterioration in our non-core businesses. This was the result of revenue declines with continuing expenses. As a percentage of revenue, these expenses, excluding the unusual charges, increased to 34.2% for the first half of fiscal 2000 from 32.2% for the first half of fiscal 1999.

     Operating income decreased from earnings of $29.7 million in the second quarter of fiscal 1999 to an operating loss of $20.7 million in the second quarter of fiscal 2000. This is primarily due to the total charges of $47.7 million described previously as well as increased operating losses from decreased revenues and margin decline in the non-core businesses. To the extent that the Company is successful in its plans to curtail non-core products and services, these losses are not expected to continue at this level. Excluding the $47.7 million of charges, the Company's operating income margin, as a percentage of revenue, decreased to 13.8% in the second quarter of fiscal 2000 from 15.5% in the second quarter of fiscal 1999. This is due to the operating losses for the non-core businesses. As mentioned in Note 6 to the notes to the Unaudited Consolidated Financial Statements, the Company estimates that approximately $10 million in additional charges from these same non-core businesses will be incurred in the next twelve months.

     Operating income decreased from $60.6 million in the first half of fiscal 1999 to $12.3 million in the first half of fiscal 2000. This is primarily due to the total charges of $47.7 million previously described. Excluding these items and as a percentage of revenue, the Company's operating income margin decreased to 15.0% in the first half of fiscal 2000 from 15.8% in the first half of fiscal 1999 due primarily to the operating losses in the non-core businesses.

     EBITDA for the second quarter of fiscal 2000 decreased by $15.2 million or 35% to $28.5 million due to the reasons described above. The EBITDA margin percentage was 14.5% in the second quarter of fiscal 2000, compared to 22.8% in the second quarter of fiscal 1999. IBIT for the second quarter of fiscal 2000 was a loss of $22.4 million compared to earnings of $25.8 million in the second quarter of fiscal 1999. The operating loss also reflects declining revenue and operating losses for the non-core businesses. As mentioned in Note 6 to the Unaudited Consolidated Financial Statements, the Company estimates that approximately $10 million in additional charges will be incurred in the next twelve months.

     EBITDA for the first half of fiscal 2000 decreased by $11.1 million or 13% to $76.6 million due to the reasons described above. The EBITDA margin percentage was 19.2% in the first half of fiscal 2000, compared to 22.9% in the first half of fiscal 1999. IBIT for the first half of fiscal 2000 declined to $8.0 million from $52.6 million in the first half of fiscal 1999 due to the unusual charges and other factors previously discussed.

     Total other expense decreased $2.2 million for the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999 due primarily to the net gain of $2.3 million on the sale of certain assets of the dental system business. Total other expense decreased $3.7 million for the first half of fiscal 2000 compared to the first half of fiscal 1999. This decrease was primarily the result of the net gain on sale of a dental system business, as well as the net gain of $1.6 million received on the sale of marketable securities.

     Diluted earnings per share in the second quarter of fiscal 2000 was a loss of $0.46 versus a comparable earnings of $0.45 last year. Diluted earnings per share before the cumulative effect of the change in accounting principle in the first half of fiscal 2000 was $0.09 versus a comparable $0.92 last year. Including the net loss of $0.41 related to the cumulative effect of the change in accounting principle results in a net loss per share of $0.31 for the first half of the fiscal year.

Basic and diluted earnings per share for the three and six month periods ended November 30, 1999 are the same, as the effect of any potentially dilutive securities and convertible debt is antidilutive due to the loss generated by the restructuring and impairment charges.

NDC Health Information Services

     NDC Health Information Services' revenue was flat in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. Core strategic products and services including the value-added network, information management and certain strategic systems businesses grew at a double-digit rate. Health Management Services (primary the former PHSS) and non-strategic legacy systems revenue declined - offsetting revenue increases in the core areas. NDC Health Information Services revenue grew 2% in the first half of fiscal 2000 as compared to the first half of fiscal year 1999.

     EBITDA for the second quarter of fiscal 2000 was $9.2 million compared to $24.7 million in the second quarter of fiscal 1999. This decline in EBITDA was primarily due to the unusual charges as well as non-core business revenue declines and expense ratio increases mentioned previously. Excluding just the unusual charges, the EBITDA margin percentage changed from 22.0% in the second quarter of fiscal 1999 to 20.1% in the second quarter of fiscal 2000. The Company's EBITDA margins, excluding these charges, declined in the second quarter due to operating losses in the non-core products and services. IBIT in the second quarter of fiscal 2000 declined to loss of $0.2 million from $15.9 million in the second quarter of fiscal 1999.

     EBITDA for the first half of fiscal 2000 was $32.3 million compared to $44.6 million in the first half of fiscal 1999. This 28% decline was primarily due to the revenue declines and unusual expenses described previously. Excluding these charges, the EBITDA margin increased slightly from 20.1% in the first half of fiscal 1999 to 20.2% in the first half of fiscal 2000. IBIT in the first half of fiscal 2000 declined to $13.2 million from $27.9 million in the first half of fiscal 1999.

NDC eCommerce

     The NDC eCommerce revenue increase in the second quarter of fiscal 2000 (6%) over the same period last year reflects the impact of growth of the industry, programs directed at new vertical industry offerings and new distribution channels (including the Internet). The direct merchant acquiring card business grew at a double-digit rate, offset by continued single digit growth in the financial institution services business. The cash management business declined from the same period last year. The NDC eCommerce revenue increased in the first half of fiscal 2000 (8%) over the same period last year reflecting the same patterns described above.

     EBITDA for the second quarter of fiscal 2000 was $21.6 million compared to $22.5 million in the second quarter of fiscal 1999. This 4% decline in EBITDA was the result of the 6% increase in revenue, offset by a reduction in the EBITDA margin percentage from 28.4% for the second quarter of fiscal 2000 to 25.7% for the period ended November 30, 1999. This reflects the factors described above as well as increased investments in sales and new product development expense, as well as front-end costs associated with customer growth. IBIT in the second quarter of fiscal 2000 declined 6% to $15.2 million from $16.1 million for the second quarter ended November 30, 1998.

     EBITDA for the first half of fiscal 2000 was $48.6 million compared to $48.7 million in the first half of fiscal 1999. This was due to the 8% increase in revenue that was offset by a reduction in the EBITDA margin percentage from 30.1% for the first half of fiscal 1999 to 27.9% for the first half of fiscal year 2000 as discussed for the quarter. IBIT in the first half of fiscal 2000 declined 1% to $35.5 million from $36.0 million for the first half of fiscal 1999.

All Other and Corporate

     The All Other and Corporate category is comprised primarily of corporate overhead functions and other corporate activities. This net expense was $6.2 million in the second quarter of fiscal 1999 versus $3.0 million in the second quarter of fiscal 2000 primarily due to the gain on the sale of the dental assets. This net expense changed from $11.3 million in the first half of fiscal 1999 to $6.4 million in the first half of fiscal 2000 primarily due to the gain on the sale of the dental assets and the sale of marketable securities.

Liquidity and Capital Resources

     Cash flow generated from operations provides the Company with a significant source of liquidity to meet its needs. At November 30, 1999, the Company and its subsidiaries had cash and cash equivalents totaling $16.7 million. Cash provided by operations before changes in assets and liabilities was $53.4 million for the six month period ended November 30, 1999, a decrease of $7.3 million (12%) compared to the same period of the prior year. Cash provided from net changes in assets and liabilities was $3.5 million for the six-month period ended November 30, 1999 versus cash required to fund net changes in assets and liabilities of $11.1 million for the six-month period ended November 30, 1998. This decline in the cash required to fund net changes in assets and liabilities resulted primarily from changes in accounts receivables, an increase in prepaid expenses and other assets, and changes in income taxes. The changes in accounts receivables resulted from improved collections. The increase in prepaid expenses and other assets primarily relates to timing of payments. The change in income taxes was due to reduced taxable income. Net cash provided by operating activities increased 15% to $56.9 million from $49.7 million for the six-month periods ended November 30, 1999 and 1998.

     Net cash used in investing activities was $21.1 million for the six month period ended November 30, 1999 compared to $17.6 million for the six month period ended November 30, 1998. This increase is primarily due to an investment in Medscape, Inc. to complement the Company's Internet initiatives. This was partially offset by proceeds from the sale of business divestiture related marketable securities and proceeds from business divestitures. Additionally, the Company continues to invest in capital expenditures related to growth in the business and acceleration of certain strategic initiatives. The Company will periodically include sales of assets and investments in the future.

     Net cash used in financing activities decreased to $23.4 million for the first six months ended November 30, 1999 from $27.5 million in the same period of the prior year. The net effect of the payments and borrowings against the lines of credit is a $33.0 million borrowing for the six month period ended November 30, 1999 compared to a $8.0 million payment for the six month period ended November 30, 1998. The net borrowings for the six months ended November 30, 1999 primarily consisted of payments of approximately $15.0 million, offset by borrowings of $38.0 million to repurchase 1.5 million shares of the Company's stock and $10.0 million related to the Medscape investment. Principal payments under capital lease arrangements and other long term debt increased to $16.1 million for the six month period ended November 30, 1999 from $7.6 million in the same period ended November 30, 1998 due primarily to the payoff of the $6.0 million Electronic Data Systems Corporation note payable related to prior acquisitions. The Company repurchased 1.5 million shares of Treasury Stock valued at $38.0 million and reissued $4.9 million under Company stock plans. Dividends of $5.0 million were paid during the six month periods ended November 30, 1999 and 1998.

     The Company has a committed, unsecured $125.0 million revolving line of credit that expires in December 2002. At November 30, 1999, there was $68.0 million outstanding under this line of credit. The Company also has a $15.0 million uncommitted line of credit to fund working capital requirements. Management believes that its current level of cash and borrowing capacity, along with future cash flows from operations, are sufficient to meet the needs of its existing operations and its planned requirements for the foreseeable future. The Company regularly evaluates cash requirements for current operations, commitments, development activities and strategic acquisitions. The Company may elect to raise additional funds for these purposes, either through the issuance of additional debt or equity or otherwise, as appropriate.

Year 2000 Readiness

Introduction

     The Year 2000 issue is the result of the potential for computer programs to improperly interpret dates in the year 2000 and beyond. Certain of the Company's computer systems used for product or internal use that have time/date-sensitive software and hardware may misinterpret dates resulting in a system failure or miscalculation.

     The Company has a corporate Program Office to define, evaluate and conduct audits of the Company and its progress toward Year 2000 readiness and to perform the evaluation of the results of these preparations. The Company also has a Year 2000 Senior Advisory Board comprised of members of senior management and a Year 2000 Task Force comprised of representatives from various departments from each of the Company's operating units. The Year 2000 Task Force is charged with evaluating the results of the Company's Year 2000 efforts, managing implementation teams, and regularly reporting results to the corporate Program Office. The corporate Program Office monitors the progress of the operating units in their implementation plans to resolve Year 2000 issues and their results, and provides reports to the Senior Advisory Board. The Senior Advisory Board is charged with evaluating the progress reported by the corporate Program Office and addressing any significant issues as they arise.

     The date change to the year 2000 has occurred and the Company did not note any significant problems or issues with its computer systems. Support teams were on-hand around the clock at each major location during the December 31/January 1 weekend to monitor the results of the Company's year 2000 readiness programs. Systems were monitored, tested and evaluated during the weekend with no significant problems noted. The Company does not expect any significant future revenue or net income implications due to the Year 2000 date change. The Company continues to test and monitor the computer systems and will evaluate them through the Company's third quarter of fiscal year 2000 (including the January 2000 close and the February 29, 2000 date change). Based on the work done to date and the results of this work, the Company believes that the Year 2000 issue does not pose significant operational problems for the Company's products and internal systems.

State of Readiness

     The corporate Program Office established an implementation plan to address the Year 2000 issue with respect to its information technology systems, hardware and software products and non-information technology products. The Company's Year 2000 program has been implemented on a prioritized basis with systems most critical to the enterprise being addressed with the highest degree of priority. The implementation plan phases are stated and defined as follows:

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

Phase III - Internal Testing.  Perform testing based upon developed plans as a
            ----------------
result of the remediation phase, upgrades and/or testing of indicated Year 2000 ready third party applications or services. At the completion of this phase, the Company's computer systems are deemed to be Year 2000 ready subject to implementation. The Company has completed this phase for all systems.

Phase IV - External Testing.  Perform end-to-end connection point testing with
           ----------------
third parties that the Company relies upon for certain operating elements via interfaces and also service providers as required. The Company has completed this phase for all key systems.

Phase V - Implementation and Proactive Management.  Transition Year 2000 ready
          ---------------------------------------
computer systems into a production/live environment. As testing was successfully completed, systems were implemented into a production/live environment. The Company has completed this phase for all key systems.

The following status chart indicates the approximate percentage of work completed for the mission-critical systems of the following material business units by phase as of January 10, 2000:

                                    Phase I       Phase II     Phase III      Phase IV      Phase V
        PRODUCT LINE
Target Date                        2/28/99       6/30/99       8/31/99       9/30/99      10/31/99
-----------                        -------       -------       -------       -------      --------

Health Information Services
   Network Services                 100%          100%          100%          100%          100%
   Information Management           100%          100%          100%          100%          100%

eCommerce                           100%          100%          100%          100%          100%

Corporate Information
 Systems                            100%          100%          100%          100%          100%

Costs to Address

     As it relates to internal computer systems, the Company incurred internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its systems for the Year 2000. Given the nature of the Company's ongoing system development activities throughout its businesses, it was difficult to quantify, with specificity, all of the costs and capital expenditures being discretely incurred to address this issue. A significant portion of these costs is not likely to be incremental costs to the Company, but represented the redeployment of existing information technology resources. The Company's employees have performed the majority of the work completed thus far on the implementation plans. Based on experience derived from work performed to date, the costs incurred to date, excluding capital expenditures, are approximately $23 million. The funds were spent primarily to remediate via coding, upgrades, testing of third party software and implementation costs. The Company's costs to complete its Year 2000 compliance program are estimated to be less than $3 million in the remainder of fiscal year 2000. The capital expenditures incurred to date are approximately $12 million. These capital expenditures amounts include only those initiatives undertaken specifically to resolve Year 2000 issues. However, some Year 2000 issues were successfully corrected by other capital projects that addressed many of the Company's initiatives such as consolidation of information, productivity improvements and leveraging fixed costs. The total cost estimate for the implementation plan may be revised because the plan is constantly evaluated and revised as a result of many factors. These factors include, but are not limited to, the results of any phase of the implementation plan, customer requirements, or recommendations by contractors retained by the Company. These cost estimates also do not include the cost of executing the contingency planning as the date changes occur and the period following the date changes. The Company does not expect that the opportunity costs of executing the implementation plan will have a material effect on the financial condition of the Company or its results of operations.

Risks

     There remain certain risks as the Company proceeds through calendar year 2000. These have been discussed in previous quarterly 10-Q reports.

Contingency Plans

     The corporate Program Office worked with each business unit to develop contingency plans based on corporate Program Office guidelines. There are two types of plans.

     First, all of the Company's business units had hardware/software business continuity plans in case a supplier of hardware/software products or internally developed systems used in the business does not have a Year 2000 version in time for implementation and testing.

     A second type of contingency plan focused on emergency recovery plans to support the date change event. Each business unit contingency plan called for obtaining goods or services from alternative sources, utilizing alternative methods to perform functions, and establishing command centers and communication procedures to manage the actual rollover to the Year 2000. The Company's units developed staffing support plans to ensure the appropriate on-site staff were in place to implement any emergency recovery plan and address any issues that may arise.

Summary

     The date change to the year 2000 has occurred and it appears that the Company's initiatives addressed the needs.

Forward-Looking Information

     When used in this Quarterly Report on Form 10-Q, in documents incorporated herein and elsewhere by management of National Data Corporation ("NDC" or the "Company"), from time to time, the words "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements concerning the Company's business operations, economic performance and financial condition, including in particular, the Company's business strategy and means to implement the strategy, the Company's objectives, the amount of future capital expenditures, the likelihood of the Company's success in developing and introducing new products and expanding its business, and the timing of the introduction of new and modified products or services. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond the control of the Company and reflect future business decisions that are subject to change. As a result of a variety of factors, actual results could differ materially from those anticipated in the Company's forward-looking statements, including the following factors: (a) those set forth in Exhibit 99.1 to the Registrant's Annual Report on Form 10-K for the period ended May 31, 1999 which are incorporated herein by this reference, and elsewhere herein; and (b) those set forth from time to time in the Company's press releases and reports and other filings made with the Securities and Exchange Commission. The Company cautions that such factors are not exclusive. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

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

ITEM 2 - CHANGES IN SECURITITES
-------------------------------

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The 1999 Annual Meeting of Stockholders of National Data Corporation was held at the Company's offices in Atlanta, Georgia on October 28, 1999. At the annual meeting, the stockholders of the Company approved the following items:

1. Election of one director in Class I to serve until the annual meeting of stockholders in 2002, or until his successor is duly elected and qualified. Votes cast were as follows: For 29,018,719; Against 316,628; and

2. Adoption of the Company's 2000 Long-Term Incentive Plan. Votes cast were as follows: For 16,349,524, Against 9,414,519, Abstain from voting 70,600, Broker Non-Vote 3,500,704; and

3. Amendment of the Certificate of Incorporation of the Company to increase the number of shares of Common Stock of the Company authorized for issuance from 100,000,000 to 200,000,000. Votes cast were as follows: For 21,101,620;
    Against 8,188,997; Abstain from voting 44,730.

ITEM 5 - OTHER INFORMATION
--------------------------

None

ITEM 6 - EXHIBITS AND REPORTS FILED ON FORM 8-K
-----------------------------------------------

(a)  Exhibits:

     (27) Financial Data Schedule (for SEC use only)


(b)  Reports Filed on Form 8-K:

     National Data Corporation's Form 8-K dated September 24, 1999, was filed on September 29, 1999, relating to the Company's Board of Directors authorizing a plan to repurchase up to an additional 2,000,000 shares of the Company's Common Stock.

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


                                        National Data Corporation
                                        -------------------------
                                              (Registrant)


Date: January 12, 2000                  By: /s/ Kevin C. Shea
      ----------------
                                        -----------------------------
                                        Kevin C. Shea
                                        Chief Financial Officer
                                        (Principal Financial Officer)


Date: January 12, 2000                  By: /s/ David H. Shenk
      ----------------
                                        -----------------------------
                                        David H. Shenk
                                        Corporate Controller
                                        (Chief Accounting Officer)