Form 10-Q
period 2000-02-29
NATIONAL DATA CORP
filed 2000-04-13
CIK 70033

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
                 For Quarterly Period Ended February 29, 2000
                                            -----------------

                                      OR

          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File No. 001-12392
                                            ---------

                           NATIONAL DATA CORPORATION
                           -------------------------
              (Exact name of registrant as specified in charter)

                DELAWARE                                     58-0977458
       -------------------------------                    ----------------
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                   Identification No.)

      National Data Plaza, Atlanta, Georgia                   30329-2010
     ----------------------------------------                 ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               Common Stock, Par Value $.125 - 32,779,024 shares
             -----------------------------------------------------
                       Outstanding as of April 10, 2000
                     ------------------------------------

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NATIONAL DATA CORPORATION

(In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------

                                                                             Three Months Ended February 29/28,
                                                                          ----------------------------------------
                                                                             2000                         1999
                                                                          ----------                   -----------

Revenues                                                                   $ 167,695                    $ 165,437
------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Cost of service                                                             83,101                       78,513
  Sales, general and administrative                                           56,843                       53,491
                                                                          ----------------------------------------
                                                                             139,944                      132,004
                                                                          ----------------------------------------

Operating income                                                              27,751                       33,433
------------------------------------------------------------------------------------------------------------------

Other income (expense):
  Interest and other income                                                      600                          336
  Interest and other expense                                                  (3,352)                      (3,601)
  Minority interest in earnings                                               (1,031)                        (834)
                                                                          ----------------------------------------
                                                                              (3,783)                      (4,099)
                                                                          ----------------------------------------

Income before income taxes and discontinued operations                        23,968                       29,334
Provision for income taxes                                                     9,228                       11,440
------------------------------------------------------------------------------------------------------------------
Income before discontinued operations                                         14,740                       17,894
Discontinued operations                                                      (13,546)                         792
------------------------------------------------------------------------------------------------------------------
  Net income                                                               $   1,194                    $  18,686
                                                                          ----------------------------------------


Basic earnings per share:
  Income before discontinued operations                                    $    0.45                    $    0.53
                                                                          ----------------------------------------
  Discontinued operations                                                  $   (0.41)                   $    0.02
                                                                          ----------------------------------------
  Basic earnings per share                                                 $    0.04                    $    0.55
                                                                          ----------------------------------------

Diluted earnings per share:
  Income before discontinued operations                                    $    0.44                    $    0.50
                                                                          ----------------------------------------
  Discontinued operations                                                  $   (0.41)                   $    0.02
                                                                          ----------------------------------------
  Diluted earnings per share                                               $    0.04                    $    0.52
                                                                          ----------------------------------------

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NATIONAL DATA CORPORATION

(In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------

                                                                               Nine Months Ended February 29/28,
                                                                            --------------------------------------
                                                                               2000                        1999
                                                                            ----------                  ----------
Revenues                                                                     $ 512,444                  $ 492,164
------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Cost of service                                                              253,877                    238,802
  Sales, general and administrative                                            177,116                    155,711
  Restructuring and impairment charges                                          34,393                          -
                                                                            --------------------------------------
                                                                               465,386                    394,513
                                                                            --------------------------------------

Operating income                                                                47,058                     97,651
------------------------------------------------------------------------------------------------------------------

Other income (expense):
  Interest and other income                                                      4,991                      1,710
  Interest and other expense                                                    (9,835)                   (11,001)
  Minority interest in earnings                                                 (3,025)                    (2,646)
                                                                            --------------------------------------
                                                                                (7,869)                   (11,937)
                                                                            --------------------------------------

Income before income taxes and discontinued operations                          39,189                     85,714
Provision for income taxes                                                      16,757                     33,429
------------------------------------------------------------------------------------------------------------------
Income before discontinued operations                                           22,432                     52,285
Discontinued operations                                                        (31,769)                    (1,540)
------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                          $  (9,337)                 $  50,745
                                                                            ======================================


Basic earnings (loss) per share:
  Income before discontinued operations                                      $    0.67                  $    1.55
                                                                            --------------------------------------
  Discontinued operations                                                    $   (0.95)                 $   (0.05)
                                                                            --------------------------------------
  Basic earnings (loss) per share                                            $   (0.28)                 $    1.51
                                                                            --------------------------------------

Diluted earnings (loss) per share:
  Income before discontinued operations                                      $    0.65                  $    1.48
                                                                            --------------------------------------
  Discontinued operations                                                    $   (0.95)                 $   (0.05)
                                                                            --------------------------------------
  Diluted earnings (loss) per share                                          $   (0.28)                 $    1.44
                                                                            --------------------------------------

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NATIONAL DATA CORPORATION

(In thousands)
------------------------------------------------------------------------------------------------------------------
                                                                                 Nine Months Ended February 29/28,
                                                                                 ---------------------------------
                                                                                    2000                   1999
                                                                                    ----                   ----
Cash flows from operating activities:
  Net income (loss)                                                              $  (9,337)              $  50,745
  Adjustments to reconcile net income (loss) to cash provided by operating activities before changes in assets and liabilities:
      Non-Cash restructuring and impairment charges                                 23,880                       -
      Loss (income) on discontinued operations                                      31,769                   1,540
      Depreciation and amortization                                                 21,319                  19,361
      Amortization of acquired intangibles and goodwill                             16,763                  17,394
      Deferred income taxes                                                        (13,554)                  6,387
      Minority interest in earnings                                                  3,026                   2,646
      Provision for bad debts                                                        9,977                   2,899
      Gain on sale of marketable securities                                         (1,599)                      -
      Gain on business divestiture                                                  (2,295)                      -
      Other, net                                                                       226                   1,677
                                                                                 ---------------------------------
  Subtotal                                                                          80,175                 102,649
                                                                                 ---------------------------------
  Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:
         Accounts receivable, net                                                   14,227                  (7,155)
         Merchant processing working capital                                       (10,012)                 (6,258)
         Inventory                                                                  (1,472)                 (1,956)
         Prepaid expenses and other assets                                          (3,423)                 (2,390)
         Accounts payable and accrued liabilities                                   13,955                   1,316
         Deferred income                                                            (3,183)                 (3,107)
         Income taxes                                                               10,504                     834
                                                                                 ---------------------------------
  Net cash provided by operating activities                                        100,771                  83,933
                                                                                 ---------------------------------
Cash flows from investing activities:
  Capital expenditures                                                             (25,668)                (22,746)
  Business acquisitions, net of acquired cash                                            -                  (6,665)
  Sale of marketable securities                                                      2,974                       -
  Business divestitures                                                              3,500                       -
  (Purchase) sale of investment                                                    (10,045)                  1,125
                                                                                 ---------------------------------
  Net cash used in investing activities                                            (29,239)                (28,286)
                                                                                 ---------------------------------
Cash flows from financing activities:
  Net borrowings (repayments) under lines of credit                                (15,000)                (23,000)
  Net principal payments under capital lease arrangements
   and other long-term debt                                                        (16,943)                (10,057)
  Net purchases related to stock activities                                        (33,779)                 (1,491)
  Distributions to minority interests                                               (2,219)                 (3,092)
  Dividends paid                                                                    (7,481)                 (7,585)
                                                                                 ----------------------------------
  Net cash used in financing activities                                            (75,422)                (45,225)
                                                                                 ----------------------------------
Net cash provided by (used in) discontinued operations                               1,425                 (13,549)
                                                                                 ----------------------------------
Increase (decrease) in cash and cash equivalents                                    (2,465)                 (3,127)
Cash and cash equivalents, beginning of period                                       3,414                   1,189
                                                                                 ---------------------------------
Cash and cash equivalents, end of period                                         $     949               $  (1,938)
                                                                                 =================================

See Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
NATIONAL DATA CORPORATION

(In thousands, except share and per share data)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        February 29,     May 31,
                                                                                                            2000           1999
                                                                                                        ------------   -----------
ASSETS                                                                                                   (Unaudited)
Current assets:
  Cash and cash equivalents                                                                              $       949   $     3,414

  Billed accounts receivable                                                                                 101,200       124,072
  Unbilled accounts receivable                                                                                 3,098         3,048
  Allowance for doubtful accounts                                                                             (6,960)       (5,184)
                                                                                                        ------------   -----------
     Accounts receivable, net                                                                                 97,338       121,936
                                                                                                        ------------   -----------
  Income tax receivable                                                                                            -         8,348
  Inventory                                                                                                    9,396         7,927
  Net merchant processing receivable                                                                           8,218             -
  Deferred income taxes                                                                                        4,610         1,191
  Prepaid expenses and other current assets                                                                   16,843        13,023
                                                                                                        ------------   -----------
      Total current assets                                                                                   137,354       155,839
                                                                                                        ------------   -----------

Property and equipment, net                                                                                   95,929        94,368
Intangible assets, net                                                                                       352,114       369,076
Deferred income taxes                                                                                         24,098        13,963
Investment                                                                                                    25,768             -
Other                                                                                                          5,325         5,397
Net assets of discontinued operations                                                                         49,183       104,454
                                                                                                        ------------   -----------

Total Assets                                                                                             $   689,771   $   743,097
                                                                                                        ============   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                                         $    20,000   $    35,000
  Current portion of long-term debt                                                                               94         6,148
  Obligations under capital leases                                                                             9,202        11,980
  Accounts payable and accrued liabilities                                                                    70,641        58,562
  Net merchant processing payable                                                                                  -         1,794
  Income tax payable                                                                                           5,134             -
  Deferred income                                                                                             27,928        29,945
                                                                                                        ------------   -----------
      Total current liabilities                                                                              132,999       143,429
                                                                                                        ------------   -----------

Long-term debt                                                                                               147,070       147,190
Obligations under capital leases                                                                               8,252        15,469
Other long-term liabilities                                                                                   15,758         9,183
                                                                                                        ------------   -----------
      Total liabilities                                                                                      304,079       315,271
                                                                                                        ------------   -----------

Commitments and contingencies

Minority interest in equity of subsidiaries                                                                   19,539        18,732

Shareholders' equity:
  Preferred stock, par value $1.00 per share; 1,000,000 shares authorized, none issued                             -             -
  Common stock, par value $.125 per share; 200,000,000 and 100,000,000 shares authorized at February
     29, 2000 and May 31, 1999, respectively, 33,953,008 and 33,953,031 shares issued, respectively.           4,244         4,244
  Capital in excess of par value                                                                             341,542       345,639
  Treasury stock, at cost, 1,095,320 and 175,442 shares, respectively                                        (28,867)       (5,857)
  Unrealized holding gain                                                                                      5,176             -
  Retained earnings                                                                                           54,047        70,865
  Deferred compensation                                                                                       (7,380)       (3,215)
  Cumulative translation adjustment                                                                           (2,609)       (2,582)
                                                                                                        ------------   -----------
      Total shareholders' equity                                                                             366,153       409,094
                                                                                                        ------------   -----------

Total Liabilities and Shareholders' Equity                                                               $   689,771   $   743,097
                                                                                                        ============   ===========

See Notes to Unaudited Consolidated Financial Statements.

                        NOTES TO UNAUDITED CONSOLIDATED
                        -------------------------------
                             FINANCIAL STATEMENTS
                             --------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The financial statements included herein are based on the Company's current structure. The Company is undergoing a strategy review and has announced its intent to spin-off the NDC eCommerce business segment into a separate publicly traded company with its own management and Board of Directors and to increase focus on its core businesses. Accordingly, the Company's Board of Directors decided to pursue the divestiture of its Physician and Hospital Support Services ("PHSS") business and to place this business into a discontinued operations category. For further details on these actions, please see Management Discussion and Analysis pages 15 through 18.

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

The Company's Investment in securities available for sale primarily represents the Company's ownership of approximately 2.2 million shares of Medscape, Inc. which had its initial public offering in September 1999. These securities are carried at fair value and the related unrealized gain of $5.2 million, net of income taxes of $3.2 million, is included in the Unrealized holding gain in Shareholder's Equity.

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

NOTE 2 - EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share is computed by dividing reported earnings (loss) available to common shareholders by weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing reported earnings (loss) available to common shareholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, and convertible debt, if converted, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per share.

The following table sets forth the computation of basic and diluted earnings (In thousands, except per share data):

                                            Three Months Ended (Before Discontinued Operations)
                                 ---------------------------------------------------------------------------
                                         February 29, 2000                       February 28, 1999
                                 ---------------------------------------------------------------------------
                                  Income       Shares      Per Share     Income       Shares      Per Share
                                  ------       ------      ---------     ------       ------      ---------
Basic EPS:
Income before discontinued
operations                         $14,740       32,920      $  0.45      $17,894       33,728      $  0.53
                                                             =======                                =======
Effect of Dilutive Securities:
 Stock Options                         ---          890                       ---        1,558
                                   --------------------                   --------------------
                                    14,740       33,810                    17,894       35,286
 Convertible debt                    1,195        2,752                     1,185        2,752
                                   ------------------------------------------------------------------------
Diluted EPS:
Income available to common
stockholders plus assumed
conversions                        $15,935       36,562      $  0.44      $19,079       38,038      $  0.50
                                   ========================================================================

                                             Three Months Ended (After Discontinued Operations)
                                 ---------------------------------------------------------------------------
                                         February 29, 2000                       February 28, 1999
                                 ---------------------------------------------------------------------------
                                  Income       Shares      Per Share     Income       Shares      Per Share
                                  ------       ------      ---------     ------       ------      ---------
Basic EPS:
Net income                         $ 1,194       32,920      $  0.04      $18,686       33,728      $  0.55
                                                             =======                                =======
Effect of Dilutive Securities:
 Stock Options                         ---          890                       ---        1,558
                                   --------------------                   --------------------
                                     1,194       33,810                    18,686       35,286
 Convertible debt                      ---          ---                     1,185        2,752
                                   ------------------------------------------------------------------------
Diluted EPS:
Net Income available to
common stockholders plus
assumed conversions                $ 1,194       33,810      $  0.04      $19,871       38,038      $  0.52
                                   ========================================================================

                                             Nine Months Ended (Before Discontinued Operations)
                                 ---------------------------------------------------------------------------
                                         February 29, 2000                       February 28, 1999
                                 ---------------------------------------------------------------------------
                                  Income       Shares      Per Share     Income       Shares      Per Share
                                  ------       ------      ---------     ------       ------      ---------
Basic EPS:
Income before discontinued
 operations                       $22,432        33,392       $ 0.67       $52,285       33,711       $ 1.55
                                                              ======                                  ======
Effect of Dilutive Securities:
   Stock Options                      ---         1,010                        ---        1,334
                                  ---------------------                    --------------------
                                   22,432        34,402                     52,285       35,045
   Convertible debt                   ---           ---                      3,554        2,752
                                  --------------------------------------------------------------------------
Diluted EPS:
Income available to
common stockholders plus
assumed conversions               $22,432        34,402       $ 0.65       $55,839       37,797       $ 1.48
                                  ==========================================================================

                                             Nine Months Ended (After Discontinued Operations)
                                 ---------------------------------------------------------------------------
                                         February 29, 2000                       February 28, 1999
                                 ---------------------------------------------------------------------------
                                  Income       Shares      Per Share     Income       Shares      Per Share
                                  ------       ------      ---------     ------       ------      ---------
Basic EPS:
Net income (loss)                 $(9,337)       33,392       $(0.28)      $50,745       33,711       $ 1.51
                                                              ======                                  ======
Effect of Dilutive Securities:
   Stock Options                      ---           ---                        ---        1,334
                                  ---------------------                    --------------------
                                   (9,337)       33,392                     50,745       35,045
   Convertible debt                   ---           ---                      3,554        2,752
                                  --------------------------------------------------------------------------
Diluted EPS:
Net Income (loss) available
to common stockholders
plus assumed conversions          $(9,337)       33,392       $(0.28)      $54,299       37,797       $ 1.44
                                  ==========================================================================

For the nine months ended February 29, 2000 documented above, as described in
Note 4 to the Unaudited Consolidated Financial Statements, the Company incurred Restructuring and Impairment Charges of $34.4 million and other unusual expenses totaling $11.1 million.

For the nine months ended February 29, 2000, convertible debt had no impact on the diluted earnings per share. Therefore, diluted earnings per share was not adjusted for convertible debt.

Basic and diluted earnings per share for the nine months ended February 29, 2000 are the same, as the effect of any potentially dilutive securities and convertible debt is antidilutive due to the loss generated by the restructuring and impairment charges and discontinued operations.

NOTE 3 - SEGMENT INFORMATION:

The segment information for the three-month and nine-month periods ended February 29, 2000 and February 28, 1999 is presented below. The Company classifies its businesses into two segments: NDC Health Information Services and NDC eCommerce. There has been no change in the composition of the reportable segments from the presentation of fiscal year 1999 segment information included in the Company's most recent Report on Form 10-K, except that the NDC Health Information Services segment excludes the discontinued operations. For further information regarding discontinued operations, see note 5 to the Unaudited Consolidated Financial Statements. EBITDA excludes the restructuring and impairment charges.

                                                                     Restructuring
                                         Health                           and              All Other
Quarter Ended February 29, 2000       Information                     Impairment             and
(In thousands)                          Services        eCommerce       Charges            Corporate        Totals
---------------------------------------------------------------------------------------------------------------------
Revenues                                 $ 85,869        $ 81,826        $       -         $       -       $ 167,695
Depreciation and Amortization               6,450           4,843                -               380          11,673
EBITDA                                     24,271          19,859                -            (4,706)         39,424
Income before income taxes and
discontinued operations                    17,617          13,810                -            (7,459)         23,968
Segment assets                            363,698         262,640                -            63,433         689,771

Quarter Ended February 28, 1999

---------------------------------------------------------------------------------------------------------------------
Revenues                                 $ 83,655        $ 81,782        $       -         $       -       $ 165,437
Depreciation and Amortization               7,352           5,176                -               499          13,027
EBITDA                                     26,046          24,114                -            (3,700)         46,460
Income before income taxes and
discontinued operations                    18,438          17,757                -            (6,861)         29,334
Segment assets                            410,072         264,145                -            55,864         730,081

Nine Months Ended February 29, 2000

---------------------------------------------------------------------------------------------------------------------
Revenues                                 $256,615        $255,829        $       -         $       -       $ 512,444
Depreciation and Amortization              21,093          15,479                -             1,510          38,082
EBITDA                                     60,057          68,455                -            (8,979)        119,533
Income before income taxes and
discontinued operations                    38,088          49,315          (34,393)          (13,821)         39,189
Segment assets                            363,698         262,640                -            63,433         689,771

Nine Months Ended February 28, 1999

---------------------------------------------------------------------------------------------------------------------
Revenues                                 $248,666        $243,498        $       -         $       -       $ 492,164
Depreciation and Amortization              19,972          15,419                -             1,364          36,755
EBITDA                                     70,831          72,815                -            (9,240)        134,406
Income before income taxes and
discontinued operations                    50,125          53,708                -           (18,119)         85,714
Segment assets                            410,072         264,145                -            55,864         730,081

NOTE 4 - RESTRUCTURING AND IMPAIRMENT CHARGES AND OTHER UNUSUAL EXPENSES:

     During the second quarter of fiscal year 2000, executive management updated its Health Information Services strategy. This included management's evaluation of the Company's current product and service offerings in light of changing market and technological environments, as well as their leverage ability with related product and service offerings. The decision was made to focus management attention on the core value-added network, information management, and strategic point of use provider systems and related Internet initiatives. This decision led to the evaluation of business areas, products and services, the assets needed as part of the business strategy, their current and projected revenue and profit growth rates, resource requirements, as well as management time demands. This resulted in the identification of obsolete and/or non-strategic product offerings. The company has already executed the first step in this plan via the sale of part of its dental systems product line during the second quarter.

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

                    Item                           Total          Cash          Non-cash
                    ----                           -----          ----          --------
  Impairment of goodwill and other
  intangibles                                      $15,972        $    --       $15,972

  Impairment of property and equipment               6,908             --         6,908
  Closed or planned closings of facilities           6,100          6,100            --
  Estimated costs for settlements on
  contracts                                          3,236          2,236         1,000

  Severance and related costs                        2,177          2,177            --
                                                  -------------------------------------
      Total                                        $34,393        $10,513       $23,880
                                                  =====================================


The items considered cash items were accrued at the time the charges were incurred. In addition, the Company presently estimates that approximately $10 million in additional charges will be incurred during the next nine months as additional actions are finalized and implemented.

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

The charges relating to facilities represent the locations that are either already closed or have management approved plans to close within the next nine months. These charges include future minimum lease and operating payments, commencing upon the planned exit timing, for all noncancelable leases under remaining terms of the 18 locations identified, net of current and estimated future sublease income. The charges also include facility exit costs. Normal lease payments and operating costs will continue to be charged to operating expenses prior to actually vacating the specific facilities.

Estimated costs for fulfillment of contract provisions primarily represent certain payments due upon termination of customer relationships relating to eliminated products, services and locations. The impact of these actions on future revenues and operating income is not expected to be material. The activities being executed involve the consolidation of numerous sites into fewer locations with resulting product specialization. The majority of the customers will be transferred to the consolidated locations. The Company expects these actions to be completed over the next six months.

The severance and related costs arise from the Company's actions to reduce personnel staffing in areas of redundant operations and activities. The charges reflect specifically identified executives and employees whose employment will be terminated who were informed during the second quarter of fiscal 2000. There were approximately 115 employees in the consolidation efforts and approximately 35 as a part of reductions related to project completions or phase-outs.

As of February 29, 2000, $5.8 million of the cash portion of the restructuring charges remains accrued as a current liability and $3.3 million is accrued as a long-term liability in the respective other liabilities sections of the balance sheet.

                                                                               Accrual as of February 29,
                                                                               --------------------------
                                                                                          2000
                                                                                          ----
                                                   Original       Payments
                                                   --------       --------
                    Item                             Total        To Date        Current       Long-Term
                    ----                             -----        -------        -------       ---------
  Closed or planned closings of facilities         $ 6,100            417         $2,700          $2,983
  Estimated costs for settlements on
  contracts                                          2,236            ---          2,236             ---

  Severance and related costs                        2,177            976            863             338
                                                  ------------------------------------------------------
      Total                                        $10,513         $1,393         $5,799          $3,321
                                                  ======================================================


Additionally, as a result of business events and information arising during the second quarter, management evaluated certain significant business risks and exposures that included bankrupt accounts and customer disputes. This resulted in the following unusual expenses being recorded in the second quarter of fiscal 2000: accounts receivable write-off of $8.0 million; allowance increases of $2.0 million; litigation settlement expenses of $1.3 million; write-off of $0.8 million of prepaid expenses and $1.2 million of accrued expenses.

During the third quarter, based on the decision to divest PHSS and move it to discontinued operations, approximately $2.2 million of these unusual Sales, General and Administrative expenses were related to the PHSS operation and are reflected in the results of the discontinued operations.

Accordingly, the results of the nine months ended February 29, 2000 include approximately $45.5 million of charges related to restructuring and asset impairment ($34.4 million) and other unusual expenses ($11.1 million). These unusual expenses are included in the Sales, General and Administrative expenses ($9.2 million) and Cost of Services ($1.9 million).

NOTE 5 - DISCONTINUED OPERATIONS

In the third quarter fiscal 2000, Management took action on a formal plan to divest non-core units that were acquired through the PHSS acquisition in December 1997. Over the last year, the Company has made significant progress in implementing programs to improve the underlying efficiency of these business activities. The result has been expected short term losses from the closed operations offsetting gains from those that would be the nucleus for longer term growth. The Company has made management changes. It has closed locations that did not have the critical mass for long-term profitable growth. It has implemented a number of new systems initiatives designed to improve productivity and offer the infrastructure to process greater volume in the future. NDC believes that there is a significant demand for these services in the market and that these changes represent steps that can improve profitability from new revenue streams. In spite of these investments and actions taken to strengthen the business for future growth, the Company has concluded that these operations are not strategically compatible with NDC's core Health Information Services business. The core business includes Internet oriented network, information management and strategic provider point of use platforms. Management and the Board believe that the magnitude of opportunity in its core business requires singular focus of management time and resources. Thus, the decision was made to move to divest the line of business and account for it as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations". Accordingly, results of these operations have been classified as discontinued and prior periods have been restated.


The operating results of the discontinued operations are summarized as follows (In thousands, except per share data):

                                            Three Months Ended             Nine Months Ended
                                              February 29/28,               February 29/28,
                                        -------------------------------------------------------
                                            2000           1999          2000           1999
                                            ----           ----          ----           ----
Revenue                                   $ 26,250        $30,298      $ 81,270        $86,775
Operating income (loss)                     (5,053)         1,397       (12,088)        (2,215)

Income (loss) from operations               (3,165)           792        (7,628)        (1,540)
Projected phase-out loss from
operations, net of tax                     (10,381)            --       (10,381)            --
                                        -------------------------------------------------------
Income (loss) on discontinued
operations before cumulative
effect of change in accounting
principle                                  (13,546)           792       (18,009)        (1,540)
Cumulative effect of change in
accounting principle                            --             --       (13,760)            --
                                        -------------------------------------------------------
Net income (loss) on discontinued
operations                                $(13,546)       $   792      $(31,769)       $(1,540)
                                        =======================================================

Earnings (loss) per share:
 From operations                          $  (0.10)       $  0.02      $  (0.23)       $ (0.05)
 Projected phase-out loss from
 operations                                  (0.31)            --         (0.31)            --
 Cumulative effect of change in
 accounting principle                           --             --         (0.41)            --
                                        -------------------------------------------------------
 Total                                    $  (0.41)       $  0.02      $  (0.95)       $ (0.05)
                                        =======================================================

For the Physician Management Services component of the discontinued operation, the Company continued the accounting policy followed by this business prior to its acquisition by the Company. The Company maintained this generally accepted policy after the acquisition for Physician Management Services offerings for which the Company invoices and collects amounts on its customer's behalf. Previously, for customers where the amount and timing of collection of their accounts receivable could be reasonably estimated, the Company estimated the fees that it expected to invoice those customers upon collection of their accounts receivable. It recognized such revenues when substantially all services to be performed by the Company had been completed. Estimated costs to complete were accrued separately.

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

The net assets of discontinued operations are summarized as follows (In thousands):

                                        February 29, 2000      May 31, 1999
                                        -----------------      ------------
Current assets                                   $ 34,506          $ 56,989
Property and equipment, net                         6,040            11,536
Intangible assets, net                             36,453            55,248
Other assets                                        1,421             2,512
Current liabilities                               (10,885)          (13,008)
Long-term debt                                     (5,500)           (5,500)
Other long-term liabilities                        (2,471)           (3,323)
Provision for estimated losses                    (10,381)               --
                                        -----------------------------------
Net assets of discontinued operations            $ 49,183          $104,454
                                        ===================================

Management considers the carrying value of the net assets of the discontinued operations to be less than or equal to the approximate fair value to be received on disposal.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental cash flow disclosures, including non-cash investing and financing activities, for the nine months ended February 29, 2000 and February 28, 1999 are as follows (In thousands):

                                                            2000       1999
                                                            ----       ----
Income taxes paid, net of refunds                         $6,709    $28,405
Interest paid                                              7,446      8,773
Capital leases entered into in exchange
  For property and equipment                                 776     14,293
Non-cash investment in Medscape                            7,000        ---

NOTE 7 - COMPREHENSIVE INCOME (LOSS):

The components of comprehensive income (loss) are as follows (In thousands):

                                            Three months ended February 29/28,
                                            ----------------------------------
                                                 2000                     1999
                                                 ----                     ----
Net income                                     $1,194                  $18,686
Foreign exchange effect                             2                      285
Unrealized holding gain, net of tax               420                      ---
                                               ------                  -------
Total comprehensive income                     $1,616                  $18,971
                                               ======                  =======



                                             Nine months ended February 29/28,
                                             ---------------------------------
                                                 2000                     1999
                                                 ----                     ----
Net income (loss)                             $(9,337)                 $50,745
Foreign exchange effect                           (27)                    (667)
Unrealized holding gain, net of tax             5,176                      ---
                                              -------                  -------
Total comprehensive income (loss)             $(4,188)                 $50,078
                                              =======                  =======

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

     NDC Health Information Services

     NDC Health Information Services provides network based information solutions to address administrative, clinical and decision support information needs throughout the healthcare environment.

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

     The business is unique in terms of the breadth of its products and services and the fact that its presence spans the pharmacy, physician, hospital, payer and manufacturer segments of the market. The business continues to implement a variety of new products and services to capitalize on the Internet. These include extensions to its broad existing application base, as well as products and services addressing new market opportunities.

     NDC eCommerce

     NDC eCommerce provides a wide range of end-to-end information solutions for the business to business markets offering multiple payment-processing alternatives. NDC has been a leader in the electronic commerce market with its electronic payment and funds transfer capability for over 30 years. NDC eCommerce has distribution capability itself as well as through a range of distribution and support relationships with financial institutions and independent participants in the market.

     NDC eCommerce offers a broad range of value added services. In recent years, it has expanded its payment vehicles from credit cards to a full range of credit, debit, check, electronic reimbursement and purchase card vehicles. Concurrently, it has expanded from a credit card authorization company to one offering a full range of services from business origination, terminal deployment, credit card authorization, merchant accounting and other back office services to customer support. NDC eCommerce has been one of the leaders in diversifying its distribution channels to complement the original financial institution model. In concert with this, it has developed specific value added applications for a range of vertical market segments.

     Transition Year

     As the NDC Health Information Services and NDC eCommerce businesses have expanded, projects have been initiated to consolidate various systems and network platforms to provide more seamless operations in the future and to realize economies of scale. At the same time, investments have been made to rationalize distribution channels and to develop new strategic partnerships in various elements of both the NDC Health Information Services and NDC eCommerce segments. Fiscal year 2000 is a major transition year in the execution of this consolidation strategy.

     Strategy Review

     This transition year has had another objective in addition to system consolidation. That being the review of the Company's strategy and priorities in light of changes in the marketplace and technology environment.

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

     Strategy Implementation

     This strategy review resulted in a decision to bring dedicated management focus to the unique opportunities in each segment. In line with that decision, it was decided to concentrate on those products and services within each segment that are judged to be core to the long-term strategies of the respective segments.

     Third Quarter Progress

     The Company's major emphasis is to re-establish the revenue growth model. The Company believes that it is making excellent progress in repositioning the business for sustained long term growth from core operations. During the fiscal third quarter, a number of actions were taken to further rationalize non-strategic business activities. Although these steps may result in short-term revenue declines, when netted against core business revenue and earnings, management believes that they should improve results in the future.

     The Company has concentrated on three parallel priorities for the second half of this fiscal year. The first and highest priority has been revenue growth from the continued broadening of the Company's product offerings and increased acceptance for the core network-based information business. The second priority is the program to separate the Company into two companies so as to gain additional focus and speed in responding to new market opportunities in the new economy. Finally, the Company is rationalizing those business and product areas that do not fit with the core network-based information strategy so that the two new companies will be more lean and focused.

     Progress has been made in all three areas. Acceptance has grown for new offerings and others have been announced during the quarter. The Company has completed a great deal of implementation planning since the decision in the second quarter to form the eHealth and eCommerce companies. The Company's internal planning has been focused on having the fiscal year 2001 operating plan aligned around the two new companies. Substantially all of the company's operations are expected to be conducting business in a pro-forma version of the new structure at the start of the Company's fiscal year 2001 on June 1.

     The Company has had initial discussions with the Internal Revenue Service regarding its proposed spin-off and has filed the request for a private letter ruling related to that transaction. Additionally, the Company is proceeding with preparations and other required filings and expects that the spin-off will be completed during the fall of 2000.

     The Company believes that the separate focus on the specific requirements of the two individual market segments will accelerate the success for each unit and provide a wider range of new products and services in an Internet and electronic commerce enabled economy.

     Rationalization Efforts

     During the second quarter, management of the NDC Health Information Services segment began an active program to rationalize non-strategic product and service offerings. These non-strategic offerings include certain point of use systems and several recently consolidated networks and clearinghouses. The Company has already executed the first step in this plan via the sale of part of its dental systems product line during the second quarter. Additionally, sales programs have been curtailed for non-strategic areas. This curtailment resulted in revenue declines while costs and expenses continue until planned actions are fully implemented.

     Further, management and the Board have completed the evaluation of strategic alternatives relating to the Health Management Services business. These include the units that were acquired through the PHSS acquisition in December 1997. Over the last year, the Company has made significant progress in implementing programs to improve the underlying efficiency of these business activities. The result has been expected short term losses from the closed operations offsetting gains from those that would be the nucleus for longer term growth. The Company has made management changes. It has closed locations which did not have the critical mass for long term profitable growth. It has implemented a number of new systems initiatives designed to improve productivity and offer the infrastructure to process greater volume in the future.

     The Company believes that there is a significant demand for these services in the market and that these changes represent steps that can improve profitability from new revenue streams. In spite of these investments and actions taken to strengthen the business for future growth, the Company has concluded that these operations no longer logically integrate with the Company's core Health Information Services business. The Company believes that the development of this business requires a strong singular focus. Management and the Board believe that the size and diversity of opportunities in the Company's Internet oriented core network, information management and strategic provider point of use businesses demand the full measure of management time and resources. Therefore, the Board has decided to divest the PHSS business and the Company is actively pursuing this course of action. The Company is accounting for these businesses as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations". Accordingly, results of these operations have been classified as discontinued and prior periods have been restated.

     Even as the Company is pursuing divestiture, the Company is continuing to make investments in systems and facilities, as well as new marketing initiatives. These are centered around the key locations that now make up this business. Management believes that these steps will further enhance the ability of this business and its employees to deliver expanded services to its client base. These should also add to its value, as should the numerous initiatives undertaken in the last two years to strengthen operations.

     The results for the third quarter and nine months ended February 29, 2000 reflect the results of consolidation programs during this transition period. Additionally, the year to date results include certain restructuring and impairment charges and other unusual expenses resulting from certain business events that occurred in the second quarter. These restructuring and impairment charges and unusual expenses totaled $45.5 million during the second quarter.
It is estimated that there is an additional $10 million which will be incurred over the next nine months as additional actions are taken in those areas defined as non-strategic.

     The third quarter and year to date results also include the effect of actions that resulted in decreased revenues from, and margin deterioration related to, these non-core products. To the extent that the Company is successful in its plans to curtail non-core products and services, these losses are not expected to continue at this level. Although management believes that most of the rationalization efforts, exclusive of PHSS, can be completed in the next six months, the actual timing is dependent on a number of factors that can not be fully determined at this time and that are not wholly within the control of the Company. These factors include the timing of phase out of certain products, sales of certain assets as well as completion of clearinghouse and product line integration programs. Employee and customer considerations will also affect the final timing of certain action programs.

     Once the restructuring and actions regarding non-strategic assets are complete, management expects that the core NDC Health Information Services products and services will demonstrate double digit revenue and earnings growth, with improved operating margins in the high teens and EBITDA margins that exceed twenty percent within the first year of independent operation. It is also anticipated that it will be a business with sound cash flow creating the funds necessary to invest in the continued internal growth of the business.

     To the extent that the Company is successful in its plans to curtail non-core products and services, the remaining NDC Health Information Services business would exhibit growth as reflected in the following comparative financial results. For the third quarter of fiscal 2000, these remaining businesses had revenues of approximately $77.3 million versus $70.8 million in the same period in the prior year. Similarly, these businesses had revenues of $226.2 million in the nine months ended February 29, 2000 versus $204.2 million in the nine months ended February 28, 1999.

     Similarly, the company expects the eCommerce core business to be able to demonstrate double-digit revenue and earnings growth within the first year of independent operation. It is anticipated that it will also have improved operating margins in the high teens and EBITDA margins exceeding twenty percent. And, it too should have the cash flow to support investments for internal growth.

Results of Operations

                                               Third Quarter ended February 29/28,
                                      ---------------------------------------------------    ------------
                     (In millions)             2000                        1999                 Change
                                      -----------------------    ------------------------    ------------
Revenue:
 NDC Health Information Services          $ 85.9      51%            $ 83.6        51%            3%
 NDC eCommerce                              81.8      49%              81.8        49%            -%
                                      -------------------------------------------------------------------
        Total Revenue                     $167.7     100%            $165.4       100%            1%
                                      ===================================================================

                                                Nine Months ended February 29/28,
                                      ---------------------------------------------------    ------------
                                               2000                        1999                 Change
                                      -----------------------    ------------------------    ------------
Revenue:
 NDC Health Information Services          $256.6      50%            $248.7        51%            3%
 NDC eCommerce                             255.8      50%             243.5        49%            5%
                                      -------------------------------------------------------------------
        Total Revenue                     $512.4     100%            $492.2       100%            4%
                                      ===================================================================

                                               Third Quarter ended February 29/28,
                                      ---------------------------------------------------    ------------
                                               2000                        1999                 Change
                                      -----------------------    ------------------------    ------------
Depreciation and Amortization:
 NDC Health Information Services          $ 6.5       56%            $ 7.3         56%          (11%)
 NDC eCommerce                              4.8       41%              5.2         40%           (8%)
 All Other and Corporate                    0.4        3%              0.5          4%          (20%)
                                      -------------------------------------------------------------------
        Total                             $11.7      100%            $13.0        100%          (10%)
                                      ===================================================================

                                                Nine Months ended February 29/28,
                                      ---------------------------------------------------    ------------
                                               2000                        1999                 Change
                                      -----------------------    ------------------------    ------------
Depreciation and Amortization:
 NDC Health Information Services          $21.1       55%            $20.0         54%            6%
 NDC eCommerce                             15.5       41%             15.4         42%            1%
 All Other and Corporate                    1.5        4%              1.4          4%            7%
                                      -------------------------------------------------------------------
        Total                             $38.1      100%            $36.8        100%            3%
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

                                               Third Quarter ended February 29/28,
                                      ---------------------------------------------------    ------------
                                               2000                        1999                 Change
                                      -----------------------    ------------------------    ------------
EBITDA:
 NDC Health Information Services          $24.3       62%             $ 26.1       56%            (7%)
 NDC eCommerce                             19.8       50%               24.1       52%           (18%)
 All Other and Corporate                   (4.7)     (12%)              (3.7)      (8%)          (27%)
                                      -------------------------------------------------------------------
     Total EBITDA                         $39.4      100%             $ 46.5      100%           (15%)
                                      ===================================================================

                                                Nine Months ended February 29/28,
                                      ---------------------------------------------------    ------------
                                               2000                        1999                 Change
                                      -----------------------    ------------------------    ------------
EBITDA:
 NDC Health Information Services          $ 60.1      50%             $ 70.8       53%           (15%)
 NDC eCommerce                              68.4      57%               72.8       54%            (6%)
 All Other and Corporate                    (9.0)     (7%)              (9.2)      (7%)            2%
                                      -------------------------------------------------------------------
     Total EBITDA                         $119.5     100%             $134.4      100%           (11%)
                                      ===================================================================

                                               Third Quarter ended February 29/28,
                                      ---------------------------------------------------    ------------
                                               2000                        1999                 Change
                                      -----------------------    ------------------------    ------------
Income before Income Taxes and
discontinued operations (IBIT):
 NDC Health Information Services          $17.6       73%             $ 18.4       63%            (4%)
 NDC eCommerce                             13.8       58%               17.8       61%           (22%)
 All Other and Corporate                   (7.4)     (31%)              (6.9)     (24%)           (7%)
                                      -------------------------------------------------------------------
     Total IBIT                           $24.0      100%             $ 29.3      100%           (18%)
                                      ===================================================================

                                                Nine Months ended February 29/28,
                                      ---------------------------------------------------    ------------
                                               2000                        1999                 Change
                                      -----------------------    ------------------------    ------------
Income before Income Taxes and
discontinued operations (IBIT):
 NDC Health Information Services          $ 38.1      97%             $ 50.1       58%           (24%)
 NDC eCommerce                              49.3     126%               53.7       63%            (8%)
 Restructuring and Impairment              (34.4)    (88%)                 -        -              -%
 All Other and Corporate                   (13.8)    (35%)             (18.1)     (21%)           24%
                                      -------------------------------------------------------------------
     Total IBIT                           $ 39.2     100%             $ 85.7      100%           (54%)
                                      ===================================================================

Consolidated

     Total revenue for the third quarter of fiscal 2000 was $167.7 million, an increase of $2.3 million (1%) from the third quarter of fiscal 1999. The core NDC Healthcare and NDC eCommerce direct merchant businesses grew due to growth in customer base and strong growth in transaction volumes, while other non-strategic business areas declined.

     Total revenue for the first nine months of fiscal 2000 was $512.4 million, an increase of $20.2 million (4%) from the first nine months of fiscal 1999 due to growth in customer base, transaction volumes and new services to our customers in both of the business segments. A similar pattern existed relative to the core and non-strategic business areas.

     For the third quarter of fiscal 2000, total cost of service, as a percentage of revenue, increased to 49.6% from 47.5% in the third quarter of fiscal 1999. Cost of service increased $4.6 million (6%) in the third quarter of fiscal 2000 from the third quarter of fiscal 1999. These increases were the result of product mix in the third quarter, some of which spawn high margin recurring revenue and increased cost of service expense percentage in non-core businesses.

     Total cost of service, as a percentage of revenue, increased from 48.5% in the first nine months of fiscal 1999 to 49.5% in the first nine months of fiscal 2000 due to increased operating expense margin, reduced revenue for non-core products and services, and one-time expenditures of $1.9 million recorded in the second quarter described previously. Cost of service increased $15.1 million (6%) in the first nine months of fiscal 2000 from the first nine months of fiscal 1999. The increase was a result of the same factors described above and the 4% revenue growth.

     Sales, general and administrative expenses in the third quarter of fiscal 2000 increased $3.3 million (6%) from the same period last year. As a percentage of revenue, these expenses increased to 33.9% for the third quarter of fiscal 2000 as compared to 32.3% for the third quarter of fiscal 1999. This reflects increased investments in sales staffing and programs, and increased customer service expenses.

     Sales, general and administrative expenses in the first nine months of fiscal 2000 increased $21.4 million (14%) from the same period last year. Excluding the $9.2 million of unusual expenses recorded in the second quarter described previously, sales, general and administrative expenses increased $12.2 million due to investments in sales staffing and programs, customer service as well as Internet development activities. The Company experienced margin reduction in the non-core businesses, the result of revenue declines with continuing expenses as phase out activities progress. As a percentage of revenue, these expenses, excluding the unusual charges, increased to 32.8% for the first nine months of fiscal 2000 from 31.6% for the first nine months of fiscal 1999.

     Operating income decreased from $33.4 million in the third quarter of fiscal 1999 to $27.8 million in the third quarter of fiscal 2000. This is primarily due to increased investments in sales programs, the product mix in the third quarter as well as decreased revenues and margin in the non-core businesses. To the extent that the Company is successful in its plans to curtail non-core products and services, margins are not expected to continue at this level.

     Operating income decreased from $97.7 million in the first nine months of fiscal 1999 to $47.1 million in the first nine months of fiscal 2000. This is primarily due to the total charges of $45.5 million previously described. Excluding these items and as a percentage of revenue, the Company's operating income margin decreased to 18.1% in the first nine months of fiscal 2000 from 19.8% in the first nine months of fiscal 1999 due primarily to the operating losses in the non-core businesses.

     EBITDA for the third quarter of fiscal 2000 decreased by $7.1 million or 15% to $39.4 million due to the factors described above. The EBITDA margin percentage was 23.5% in the third quarter of fiscal 2000, compared to 28.1% in the third quarter of fiscal 1999. IBIT for the third quarter of fiscal 2000 was $24.0 million compared to $29.3 million in the third quarter of fiscal 1999. This decline reflects the reasons described previously.

     EBITDA for the first nine months of fiscal 2000 decreased by $14.9 million or 11% to $119.5 million due to the reasons described above. The EBITDA margin percentage was 23.3% in the first nine months of fiscal 2000, compared to 27.3% in the first nine months of fiscal 1999. IBIT for the first nine months of fiscal 2000 was $39.2 million compared to $85.7 million in the first nine months of fiscal 1999 due to the unusual charges and other factors previously discussed.

     Total other expense decreased $0.3 million for the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 due primarily to decreased borrowings under the line of credit. Total other expense decreased $4.0 million for the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. This decrease was primarily the result of the net gain on sale of a dental system business in the second quarter, as well as the net gain received on the sale of marketable securities in the first quarter.

     Diluted earnings per share before discontinued operations in the third quarter of fiscal 2000 was $0.44 versus a comparable $0.50 last year. Including the net loss of $0.41 in fiscal 2000 and income of $0.02 in fiscal 1999 related to discontinued operations, diluted earnings per share in the third quarter of fiscal 2000 was $0.04 versus a comparable $0.52 last year. Diluted earnings per share before discontinued operations in the first nine months of fiscal 2000 was $0.65 versus a comparable $1.48 last year. Including net losses of $0.95 and $0.05 related to discontinued operations results in a net loss per share of $0.28 for the first nine months of the fiscal 2000 versus earnings of $1.44 in the prior year.

     Basic and diluted earnings per share for the nine month period ended February 29, 2000 are the same, as the effect of any potentially dilutive securities and convertible debt is antidilutive due to the loss generated by the discontinued operations.


NDC Health Information Services

     NDC Health Information Services' revenue increased 3% in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. Revenue from the core strategic products and services including the value-added network, information management and certain strategic systems businesses grew in excess of 9%. Non-strategic legacy systems revenue declined - partially offsetting revenue increases in the core areas. NDC Health Information Services revenue grew 3% in the first nine months of fiscal 2000 as compared to the first nine months of fiscal year 1999.

     EBITDA for the third quarter of fiscal 2000 was $24.3 million compared to $26.1 million in the third quarter of fiscal 1999. This decline in EBITDA was primarily due to non-core business revenue declines and expense ratio increases mentioned previously. The EBITDA margin percentage was 31.2% in the third quarter of fiscal 1999 compared to 28.9% in the third quarter of fiscal 2000. The Company's EBITDA margins declined in the third quarter due to operating losses in the non-core products and services. IBIT in the third quarter of fiscal 2000 was $17.6 million compared to $18.4 million in the third quarter of fiscal 1999.

     EBITDA for the first nine months of fiscal 2000 was $60.1 million compared to $70.8 million in the first nine months of fiscal 1999. This decline was primarily due to the non-core revenue declines and unusual expenses described previously. Excluding the unusual charges, the EBITDA margin was 28.5% in the first nine months of fiscal 1999 compared to 27.7% in the first nine months of fiscal 2000. IBIT in the first nine months of fiscal 2000 was $38.1 million compared to $50.1 million in the first nine months of fiscal 1999.

NDC eCommerce

     NDC eCommerce revenue in the third quarter of fiscal 2000 was equal to the same period last year. The direct merchant and indirect acquiring card business grew, including offsets by declines in older product lines. NDC eCommerce revenue increased in the first nine months of fiscal 2000 by 5% over the same period last year with growth in the direct and indirect card business and declines in older product lines compared to the previous year.

     EBITDA for the third quarter of fiscal 2000 was $19.8 million compared to $24.1 million in the third quarter of fiscal 1999. This decline in EBITDA was the result of flat revenue combined with a reduction in the EBITDA margin percentage from 29.5% for the third quarter of fiscal 1999 to 24.2% for the period ended February 29, 2000. This reflects the mix of product sales as well as increased investments in sales and new product development expense. IBIT in the third quarter of fiscal 2000 was $13.8 million compared to $17.8 million for the third quarter ended February 28, 1999.

     EBITDA for the first nine months of fiscal 2000 was $68.4 million compared to $72.8 million in the first nine months of fiscal 1999. This was due to the 5% increase in revenue that was offset by a reduction in the EBITDA margin percentage from 29.9% for the first nine months of fiscal 1999 to 26.7% for the first nine months of fiscal year 2000 as discussed above. IBIT in the first nine months of fiscal 2000 was $49.3 million compared to $53.7 million for the first nine months of fiscal 1999.

All Other and Corporate

     The All Other and Corporate category is comprised primarily of corporate overhead functions and other corporate activities. This net expense was $6.9 million in the third quarter of fiscal 1999 versus $7.4 million in the third quarter of fiscal 2000. This net expense changed from $18.1 million in the first nine months of fiscal 1999 to $13.8 million in the first nine months of fiscal 2000 primarily due to the gain on the sale of the dental assets and the sale of marketable securities previously described.

Liquidity and Capital Resources

     Cash flow generated from operations provides the Company with a significant source of liquidity to meet its needs. Cash provided by operations before changes in assets and liabilities was $80.2 million for the nine month period ended February 29, 2000, a decrease of $22.5 million compared to the same period of the prior year. Cash provided from net changes in assets and liabilities was $20.6 million for the nine-month period ended February 29, 2000 versus cash required to fund net changes in assets and liabilities of $18.7 million for the nine month period ended February 28, 1999. This decline in the cash required to fund net changes in assets and liabilities resulted primarily from reductions in accounts receivable, an increase in accounts payable and accrued liabilities, and changes in income taxes. The reductions in accounts receivables resulted from improved collections, the change in accounting principle and unusual write-offs previously discussed. The increase in accounts payable and accrued liabilities primarily relates to timing of payments. The change in income taxes was due to reduced taxable income. Net cash provided by operating activities increased 20% to $100.8 million from $83.9 million for the nine-month periods ended February 29, 2000 and February 28, 1999.

     Net cash used in investing activities was $29.2 million for the nine month period ended February 29, 2000 compared to $28.3 million for the nine month period ended February 28, 1999. This increase is primarily due to an investment in Medscape, Inc. to complement the Company's Internet initiatives. This was partially offset by proceeds from the sale of business divestiture related marketable securities and proceeds from a business divestiture. Additionally, the Company continues to invest in capital expenditures related to growth in the business and acceleration of certain strategic initiatives. The Company will periodically include sales of assets and investments in the future.

     Net cash used in financing activities increased to $75.4 million for the first nine months ended February 29, 2000 from $45.2 million in the same period of the prior year. The net effect of the payments and borrowings against the lines of credit is a $15.0 million payment for the nine month period ended February 29, 2000 compared to a $23.0 million payment for the nine month period ended February 28, 1999. The net borrowings for the nine months ended February 29, 2000 primarily consisted of payments of approximately $63.7 million, offset by borrowings of $38.7 million to repurchase 1.5 million shares of the Company's stock and $10.0 million related to the Medscape investment. Principal payments under capital lease arrangements and other long term debt increased to $16.9 million for the nine month period ended February 29, 2000 from $10.1 million in the same period ended February 28, 1999 due primarily to the payoff of the $6.0 million Electronic Data Systems Corporation note payable related to prior acquisitions. The Company repurchased 1.5 million shares of Treasury Stock valued at $38.7 million and reissued $4.9 million under Company stock plans. Dividends of $7.5 million were paid during the nine-month period ended February 29, 2000 versus $7.6 million for the same period last year.

     The Company has a committed, unsecured $125.0 million revolving line of credit that expires in December 2002. At February 29, 2000, there was $20.0 million outstanding under this line of credit. The Company also has a $15.0 million uncommitted line of credit to fund working capital requirements. Management believes that its current level of cash and borrowing capacity, along with future cash flows from operations, are sufficient to meet the needs of its existing operations and its planned requirements for the foreseeable future. The Company regularly evaluates cash requirements for current operations, commitments, development activities and strategic acquisitions. The Company may elect to raise additional funds for these purposes, either through the issuance of additional debt or equity or otherwise, as appropriate.

Year 2000 Readiness

Introduction

     The Year 2000 issue is the result of the potential for computer programs to improperly interpret dates in the year 2000 and beyond.

     The date change to the year 2000 has occurred and the Company did not note any significant problems or issues with its computer systems. Support teams were on-hand around the clock at each major location during the December 31/January 1 weekend to monitor the results of the Company's year 2000 readiness programs. Systems were monitored, tested and evaluated during the weekend with no significant problems noted. The Company did not experience any significant problems in its January or February month-end close procedures. The Company does not expect any significant future revenue or net income implications due to the Year 2000 date change. Based on the work done to date, the Company believes that the Year 2000 issue does not pose significant operational problems for the Company's products and internal systems.

Costs to Address

     As it relates to internal computer systems, the Company incurred internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its systems for the Year 2000. Given the nature of the Company's ongoing system development activities throughout its businesses, it was difficult to quantify, with specificity, all of the costs and capital expenditures incurred to address this issue. A significant portion of these costs was not incremental costs to the Company, but represented the redeployment of existing information technology resources. The Company's employees performed the majority of the work.. The costs incurred, excluding capital expenditures, were approximately $25 million. The funds were spent primarily to remediate via coding, upgrades, testing of third party software and implementation costs. The capital expenditures incurred are approximately $12 million. These capital expenditures amounts include only those initiatives undertaken specifically to resolve Year 2000 issues. However, some Year 2000 issues were successfully corrected by other capital projects that addressed many of the Company's initiatives such as consolidation of information, productivity improvements and leveraging fixed costs.

Summary

     The date change to the year 2000 has occurred and it appears that the Company's initiatives addressed the needs.

Forward-Looking Information

     When used in this Quarterly Report on Form 10-Q, in documents incorporated herein and elsewhere by management of National Data Corporation ("NDC" or the "Company"), from time to time, the words "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements concerning the Company's business operations, economic performance and financial condition, including in particular, the Company's business strategy and means to implement the strategy, the Company's objectives, the amount of future capital expenditures, the likelihood of the Company's success in developing and introducing new products and expanding its business, and the timing of the introduction of new and modified products or services. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond the control of the Company, cannot be foreseen, and reflect future business decisions that are subject to change. Actual revenues, revenue growth and margins will be dependent upon all such factors and their results subject to risks related to the implementation of changes by the Company, the failure to implement changes, customer acceptance of such changes or lack of change. As a result of a variety of factors, actual results could differ materially from those anticipated in the Company's forward-looking statements, including the following factors: (a) those set forth in Exhibit 99.1 to the Registrant's Annual Report on Form 10-K for the period ended May 31, 1999 which are incorporated herein by this reference, and elsewhere herein; and (b) those set forth from time to time in the Company's press releases and reports and other filings made with the Securities and Exchange Commission. The Company has announced its intention to divest units of its Health Information Services business that were acquired through the acquisition of PHSS in December 1997. The terms of this divestiture have not yet been determined and there can be no assurance that this divestiture and other plans to curtail non-core products and services in the business will have the effects anticipated by the Company. The Company cautions that such factors are not exclusive. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

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

None

ITEM 6 - EXHIBITS AND REPORTS FILED ON FORM 8-K
-----------------------------------------------

(a)  Exhibits:

     (27) Financial Data Schedule (for SEC use only)

     (99.1) Unaudited restated Segment Information


(b)  Reports Filed on Form 8-K:

     National Data Corporation's Form 8-K dated December 20, 1999, was filed on December 28, 1999, relating to the Company's Board of Directors approving several decisions related to the structure of the company.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        National Data Corporation
                                        -------------------------
                                        (Registrant)


Date: April 13, 2000                    By: /s/ David H. Shenk
      -----------------                     ----------------------------
                                        David H. Shenk
                                        Interim Chief Financial Officer
                                        (Principal Financial Officer and Chief
                                        Accounting Officer)