Form 10-K
period 2000-05-31
NATIONAL DATA CORP
filed 2000-08-29
CIK 70033

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-K

(Mark One)

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended May 31, 2000
      or
 [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from      to      .

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

  Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was $970,140,282 based upon the last reported sale price on The New York Stock Exchange on August 18, 2000 using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by all directors and officers of the registrant, some of whom may not be held to be affiliates upon judicial determination.

  The number of shares of the registrant's common stock, par value $.125, outstanding as of August 18, 2000 was 32,791,061 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                    Document                                         Form 10-K
                    --------                                         ---------
  Portions of the Company's Definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders to be held on October 26,
   2000                                                              Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           NATIONAL DATA CORPORATION
                         2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS
                               -----------------

PART I.
-------
Item 1.   BUSINESS....................................................   3
Item 2.   PROPERTIES..................................................  21
Item 3.   LEGAL PROCEEDINGS...........................................  21
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........  21

EXECUTIVE OFFICERS OF THE REGISTRANT..................................  22

PART II
-------

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS...............................  24
Item 6.   SELECTED FINANCIAL DATA.....................................  24
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............  24
Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK..........................................  24
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................  24
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................  24

Part III
--------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT................................................  25
Item 11.  EXECUTIVE COMPENSATION......................................  25
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT............................................  25
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............  25

PART IV
-------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS ON FORM 8-K......................................  26

SIGNATURES............................................................  33

APPENDIX A............................................................  35

                      SPECIAL CAUTIONARY NOTICE REGARDING
                          FORWARD LOOKING STATEMENTS

     When used in this Annual Report on Form 10-K, in documents incorporated herein and elsewhere by management of National Data Corporation ("NDC" or the "Company"), from time to time, the words "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements concerning the Company's business operations, economic performance and financial condition, including in particular, the Company's business strategy and means to implement the strategy, the Company's objectives, the amount of future capital expenditures, the likelihood of the Company's success in developing and introducing new products and expanding its business, and the timing of the introduction of new and modified products or services. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond the control of the Company, cannot be foreseen, and reflect future business decisions that are subject to change. Actual revenues, revenue growth and margins will be dependent upon all such factors and their results subject to risks related to the implementation of changes by the Company, the failure to implement changes, customer acceptance of such changes or lack of change. As a result of a variety of factors, actual results could differ materially from those anticipated in the Company's forward-looking statements, including the following factors: (a) those set forth in Exhibit 99.1 to this Annual Report on Form 10-K which are incorporated herein by this reference, and those set forth elsewhere herein; and (b) those set forth from time to time in the Company's press releases and reports and other filings made with the Securities and Exchange Commission. Subsequent to year-end, the Company has announced that it has entered into definitive agreements for the sale of its Health Information Services businesses that were acquired through the acquisition of PHSS in December 1997 and other related businesses. Additionally, subsequent to year-end, the Company announced plans to merge its Pharmacy Systems business activity with another company. Both of these transactions closed in the first quarter of fiscal 2001. There can be no assurance that this divestiture and other plans to curtail non-core products and services in the business will have the effects anticipated by the Company. The Company has announced its intent to spin-off the NDC eCommerce business segment into a separate publicly traded company with its own management and Board of Directors. Although it is expected to be completed in the first half of fiscal 2001, this spin-off has not yet been completed and there can be no assurance that it will be completed. The Company cautions that such factors are not exclusive. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

     PART I
     ------
Item 1.  BUSINESS
-----------------

                                 General
                                 -------

     National Data Corporation (together with its subsidiaries, herein referred to as the "Company" or "NDC") is a Delaware corporation that was incorporated in 1967. The Company is a leading provider of high volume information services and systems to the health care and electronic commerce markets through its Health Information Services and eCommerce business segments. NDC Health Information Services serves a diverse customer base comprised of approximately 150,000 physicians, ninety percent of the pharmacies in North America, twenty percent of the nation's hospitals, and 1,000 health care payers representing over 4,000 payer plans. NDC eCommerce has 1,000,000 points of service in more than 775,000 merchant locations, provides services to thousands of corporations and more than 700 financial institutions, as well as numerous federal and state government agencies. The Company is one of the world's largest independent providers of health care information and electronic commerce services.

     As a result of regular strategy reviews, during fiscal 2000, the decision was made to restructure into two separate businesses. Accordingly, the Company has announced its intent to spin-off the NDC eCommerce business segment into a separate publicly traded company with its own management and Board of Directors. This spin-off is expected to be successfully completed during the first half of fiscal year 2001.

     This decision was based on the need to increase focus on the unique opportunities and requirements of the two markets that the Company addresses by providing more singular management focus on the planning, programs and resource demands of each segment.

     In line with that decision, it was decided to concentrate on those products and services within each segment that are judged to be core to the long-term strategies of the respective segments. Accordingly, the Company decided to pursue the divestiture of its Physician and Hospital Support Services ("PHSS") business and, subsequently, to place this business into a discontinued operations category in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations". As a result of this action, the information presented herein reflects only the continuing operations of the Company. On July 20, 2000, the Company announced that it has entered into definitive agreements for the sale of its Health Information Services businesses that were acquired through the acquisition of PHSS in December 1997 and other related businesses. In addition, the Company has sold or is phasing out certain other non-core products and services. The Company also announced plans to merge its Pharmacy Systems business activity with another company so as to leverage the combined product development and distribution of our systems to the pharmacy market. The Company successfully closed both of these transactions in the first quarter of fiscal 2001.

NDC Health Information Services

     NDC's Health Information Services line of business offers a broad scope of products and services that serve a diverse range of health care markets. The primary products and services include electronic eligibility, claims processing, adjudication and remittance services, practice management systems and information management based services. The primary markets include pharmacists, physicians, hospitals, health maintenance organizations, payers, managed care organizations, pharmaceutical manufacturers and distributors. Typically, these services utilize the Internet and other forms of transport and processing capability. NDC Health Information Services provides a greater range of electronic information products and services to more segments of the healthcare industry than any other company. For fiscal year 2000, approximately 50% of the Company's continuing revenue was derived from the Company's Health Information Services segment.

     NDC Health Information Services operates principally in three integrated business areas: point of service systems, value added network and information management. The point of service systems are designed to provide customers with application solutions that improve the efficiency of operations, address cost containment concerns and enhance overall quality of patient care. Through its value added network, NDC Health Information Services provides electronic data interchange ("EDI") and transaction processing services to participants in the healthcare market. Information management provides proprietary health care information and related information consulting services primarily to the pharmaceutical and retail pharmacy markets. The Company's extensive capabilities in the collection, management and dissemination of both administrative and decision support information leverage our value-added network.

     These services assist the Company's customers to increase efficiency, enhance the quality of patient care, strengthen their management of revenue and cash flow, reduce overhead costs, react quickly to changing market conditions, improve business operations, and streamline administrative processes.

NDC eCommerce

     NDC eCommerce is an integrated provider of high volume electronic transaction processing and value-added end-to-end information services and systems on a direct and indirect basis to merchants, multinational corporations, financial institutions, and government agencies. These services are marketed to customers within the direct and indirect merchant acquiring businesses and the funds transfer business through various sales channels. The Company's eCommerce line of business represented approximately 50% of the Company's continuing revenue for fiscal year 2000.

     Direct merchant acquiring provides its customers with a full range of end-to-end electronic commerce services, including credit and debit card authorization and transaction data capture, settlement and funding, charge back processing, customer support services, portfolio risk management, business-to-business purchasing card services, check guarantee, check recovery, merchant statement accounting, and terminal management services.

     NDC eCommerce provides indirect merchant acquiring services to financial institutions and independent sales organizations that re-market these services directly to their customers. The indirect merchant acquiring business includes the products offered by direct merchant acquiring as well as card issuing services. Included within indirect merchant acquiring is Global Payment Systems, LLC ("Global"), a partnership with MasterCard International Incorporated.

     The electronic funds transfer business provides cash management and funds transfer services, management information and deposit reporting, financial electronic data interchange, and Internet-based tax payment processing to domestic and international banks, corporations, and government agencies. These services are provided in the United States, Canada and Europe.


                           Significant Recent Events
                           -------------------------

NDC Health Information Services

     Rationalization Efforts

       During its annual Health Information Services strategy update process, the Company evaluated current product and service offerings in light of changing market and technological environments. The decision was made to focus attention on the strategic point of service systems, value-added network, information management solutions and related Internet initiatives. This resulted in the identification of obsolete and/or non-strategic product offerings. The company executed the first step in this plan via the sale of the majority of its dental systems product line during the second quarter.

     Actions were initiated on non-core products and services which included acceleration of clearinghouse integration, consolidation of locations, associated staff and expense reductions, and elimination of obsolete and redundant product and service offerings. Total charges related to the restructuring and asset impairment were $34.4 million in fiscal 2000. Additionally, as a result of business events and information arising during the second quarter, the Company evaluated certain significant business risks and exposures that included bankrupt accounts and customer disputes. This resulted in the Company recording $13.3 million of unusual expenses in the second quarter of fiscal year 2000.

Based on the decision to divest PHSS and move it to discontinued operations during the third quarter, approximately $2.2 million of these unusual sales, general and administrative expenses which were related to the PHSS operation are reflected in the results of the discontinued operations. Accordingly, the results of the year ended May 31, 2000 include approximately $45.5 million of charges related to restructuring and asset impairment ($34.4 million) and other unusual expenses ($11.1 million).

     Further, the Company completed the evaluation of strategic alternatives relating to the Management Services business. These include the units that were acquired through the PHSS acquisition in December 1997. The Company concluded that these operations no longer logically integrate with the Company's core Health Information Services business. Therefore, the decision was made to divest the PHSS business and the Company actively pursued this course of action. On July 20, 2000, the Company announced that it has entered into definitive agreements for the sale of its Health Information Services businesses that were acquired through the acquisition of PHSS in December 1997 and other related businesses.

     The Company also announced, in the first quarter of fiscal 2001, plans to merge its Pharmacy Systems business activity with another company so as to leverage the combined product development and distribution of our systems to the pharmacy market. Both of these transactions closed in the first quarter of fiscal 2001.

     Strategic Acquisitions

     To support its business strategy, NDC Health Information Services has pursued strategic acquisition opportunities and alliances with other companies to complement internal developments. These have permitted the Company to increase its market penetration, technological capabilities, product offerings and/or distribution capabilities. In fiscal year 2000, one acquisition was completed which expanded the Company's Health Information Services' physician practice management applications and distribution capability. In fiscal year 1999, the Company completed one acquisition to expand its presence in the Health Information Services operation in the United Kingdom. In 1999 and 2000, NDC Health Information Services announced several key alliances and joint product offerings.

NDC eCommerce

     Emerging Markets and Technologies

     NDC eCommerce's strategy includes formation of business alliances with emerging payment technology companies to leverage its existing customer relationships and infrastructure and to accelerate product time-to-market. Additionally, NDC eCommerce will continue to evaluate direct and indirect (via joint product development programs) equity investments in emerging technology companies that offer a viable alternative form of payment or that have strong growth potential.

     During its fiscal year 2000, NDC eCommerce made a direct investment in eCharge Corporation, which offers Internet users secure and convenient ways to make purchases over the Internet. NDC eCommerce also entered into alliances with emerging payment technology companies and innovative product and service providers.

     The Company believes that these alliances and direct investments are consistent with its business strategy and are supported by trends in the electronic commerce market.

     Distribution Channel Expansion

     Expansion of the reach and distribution channel effectiveness for the Company's products and services remains a high priority. During the year, new relationships were formed with a number of independent sales organizations and companies with complementary services to resell the Company's offerings.

                              Industry Background
                              -------------------

     Advances in computer software, hardware and telecommunications technology have aided the development of on-line, real-time information processing systems that electronically capture and transmit high volumes of information. At the same time, the demand has grown to collect, process and convert data into value added information to support management decision-making. These advances allow information processors to offer greater convenience to purchasers and providers of goods and services and reduce processing costs, settlement delays and losses from fraudulent transactions.

Health Care Market

     The health care sector of the market for information services and systems is growing due to the need of providers, employers, payers, manufacturers and distributors to have information to control costs and to improve quality of care. A high percentage of health care transactions are still processed using manual, paper-based methods. Third party payers, managed care organizations and health care providers continue to seek methods to automate processing and obtain information in order to reduce costs and improve the quality of health care services. The Company believes the health care industry is one of the largest untapped markets for electronic information processing services, including point of service systems, the electronic transmission and capture of data for on-line eligibility verification and reimbursement for services, as well as for information management services.

     The use of the Internet for the capture and transmission of data, information gathering and dissemination is expected to improve market expansion. This will result in greater opportunities for growth for the Company. This technology is being adapted to the processing of other health care data, including a variety of transactions for physicians and hospitals. The Internet is now expanding the market to new users and providing new distribution channels.

     The Company believes that the ability to offer total end-to-end solutions is an important competitive advantage as automated transaction processing and the demand for information in the health care market continues to grow. As electronic processing of health care claims accelerates, the Company believes it will be important for companies to be able to offer integrated, value-added services and systems to industry participants who continue to automate. Included in the market's requirements are practice management systems, contract management, referrals, eligibility verification, remittance advice, as well as new information management services. The market includes, among others, providers, hospitals, managed care organizations, payers and pharmaceutical manufacturers.

     Management believes that its healthcare value-added network is the world's most advanced. This network streamlines work flow, improves cash flow and gives health providers new, improved methods to manage data to assure a higher quality of care at a lower cost. NDC Health Information Services provides a greater range of end-to-end products and services to more segments of the health care community than any other company. These services include: claims submission and editing; formulary management; eligibility verification and referral authorization; claims processing, remittance advice and enrollment; Web-enabled practice analysis; and sales force management and billing. Large-scale data warehousing and data mining capability complement the Company's value-added network.

     The Internet is providing new tools and expanding distribution channels in helping the Company's customers complete their business processes and obtain the information to run their operations more effectively. The Company has been active in Web-enabling its existing products and introducing new ones to deliver better information solutions with others under development.

Electronic Commerce Market

     The Company believes that there are significant opportunities for continued growth in the application of transaction processing services to the electronic commerce market. Both the consumer-to-business and business-to-business aspects of electronic commerce demand a growing array of processing and support services. A large percentage of retail transactions still utilize cash and checks. Merchants continue to encourage electronically authorized and settled transactions using credit and debit cards. The rapid growth of retail credit card transactions, as well as the increased utilization of debit cards, has directly correlated to the Company's historic growth. In addition, the Company believes that the proliferation of "loyalty" or co-branded cards that provide consumers with added benefits should contribute to increased use of credit and debit cards in the future. Both of these market trends should increase demand for the Company's services.

     Business-to-business electronic data interchange using purchasing card technology and its associated systems software is providing businesses with increased efficiency and is providing the Company with strong growth in industries that have not traditionally utilized credit cards. Purchasing cards and the related business-to-business electronic data interchange replace costly, time-consuming paper ordering and invoicing with inexpensive, real-time electronic payment processing transactions.

     The Company believes that the number of electronic transactions will continue to grow in the future and that an increasing percentage of these transactions will be processed via the Internet. The Internet will be a major factor in accelerating the continued conversion of paper to electronic pulse, which will result in greater growth opportunities for the Company. The Internet is an important component in the Company's strategy for expansion of services to new customers. The Company's management believes that "brick and mortar" retailers will be successful virtual retailers as they leverage their brand awareness, along with emerging "e-tailers" that are creating broader transactions markets. The Company's Internet-related services include secure credit and debit card processing and tax payment services.

     Payment processing service providers such as the Company provide high volume electronic transaction processing and support services directly to financial institutions and other new entrants into the business. The shift in the industry from traditional financial institution providers to independent providers is due in large part to more efficient distribution channels, as well as increased technological capabilities required for the rapid and efficient creation, processing, handling, storage and retrieval of information. These capabilities have become increasingly complex, requiring significant capital commitments to develop, maintain, and update the systems necessary to provide these advanced services at a competitive price.

     As a result, several large merchant processors, including the Company, have expanded their operations through the creation of alliances or joint ventures with banks and have acquired new merchant portfolios from banks that previously serviced these merchant accounts.

                               Business Strategy
                               -----------------

     The Company's business strategy centers on providing end-to-end value-added information processing services in the markets it serves. The Company believes that this strategy provides the greatest opportunity for leveraging its existing infrastructure and maintaining a consistent base of recurring revenues. NDC believes that both the health care and electronic commerce markets present attractive opportunities for continued growth. In pursuing its business strategy, the Company seeks both to increase its penetration of existing information processing and application systems markets and to continue to identify and create new markets through the:

     . development of value-added applications, enhancement of existing products and development of new systems and services;

     .    expansion of distribution channels (including the Internet); and

     . acquisition of, investments in or alliance with, companies that have compatible products, services, development capabilities and/or distribution capabilities.


                             Products and Services
                             ---------------------

     The Company operates in two principal business segments, Health Information Services and eCommerce. The Company has offices in the United States, Canada and the United Kingdom. The following discussion highlights products and services in each segment. For more financial information, see the Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 12 to the Consolidated Financial Statements on page A-38.

NDC Health Information Services

     NDC Health Information Services provides a large variety of electronic information products, systems and services to numerous segments of the Healthcare industry. The Company has led the health information industry in creating a strong franchise. The Company's management believes that its presence in the pharmacy, pharmaceutical manufacturer, distributor, managed care organization, physician, hospital, and payer markets for its services is broader than any other company. Additionally, in an Internet enabled economy, the Company's network information model is squarely in the mainstream of opportunities now and in the future. This network has proven breadth, scale and reliability to increase its leadership position.

     NDC Health Information Services is focused on three integrated areas: point of service systems, value added network and information management. The Company's products include electronic claims processing, claims adjudication and payment systems, funding capabilities, practice management systems and clinical database information and consulting services. The Company provides these products and services to pharmacies, pharmaceutical manufacturers, physicians, hospitals, integrated delivery systems, managed care organizations, payers, government health care agencies, distributors, clinics, nursing homes and Internet portals.

     The Company's extensive capabilities in the collection, management and dissemination of both administrative and decision support information leverage our value-added network. The Internet is providing alternatives to handle administrative transactions as well as accelerate demand for new sources of clinical and decision support information. The Company is aggressively building on its systems, network and data management capabilities to take advantage of the Internet.

     Revenue for the Company's Health Information Services consists of recurring transaction processing fees, monthly maintenance and support fees, information management contract fees, software license revenue and proceeds from the sale of practice management systems, as well as upgrade charges for additional applications. Fees for electronic claims processing services are based on a per transaction rate, with the rate varying depending upon the volume and scope of services provided.

     Point of Service Systems

     The Company's point of service systems are designed to provide the health care market with application solutions at the point of delivery of care to patients that improve the efficiency of operations, address cost containment concerns and enhance overall quality of patient care. These practice management systems are offered with the Company's transaction processing services, and other associated functions.

     The Company's physician practice management systems are designed to significantly improve the efficiency of office management and provide the following value-added services:

     .    patient scheduling and recall,
     .    patient record accounting,
     .    eligibility verification,
     .    coordination of multiple payers and payment plans,
     .    insurance transaction information and
     .    electronic processing.

     The Company's pharmacy practice management systems enable pharmacists to manage and perform patient registration, drug record-keeping, private and third-party billing, inventory control and ordering, price updates, management reporting and drug database updates to detect potential clinical dispensing and prescribing problems. The Company also provides products which allow customers to order refill prescriptions via telephone and enable physicians to electronically transmit prescriptions directly to pharmacies utilizing NDC's pharmacy management systems. During the first quarter of fiscal year 2001, the Company reached an agreement to merge its pharmacy practice management development and customer support with another company. In return, the Company retained rights to continued marketing of these systems, as well as an equity position with the new company.

     Value Added Network

     NDC Health Information Services provides various network-based transaction processing services to participants in the healthcare market. The Company provides the network connectivity and transaction services payers need to communicate electronically with their provider networks. Through its transaction network, the Company provides an electronic link, directly or indirectly through other clearinghouses or vendors, or through the Internet, to managed care organizations, pharmacies, physicians, hospitals, HMO's and preferred provider organizations. These services include transaction submission, eligibility verification, patient-specific benefit coverage verification, transaction data capture and editing, claim adjudication, remittance processing and retrospective and prospective drug utilization review. These services allow customers to exchange patient treatment and payment data electronically, receive reimbursement quickly, process claims electronically, and streamline internal processes.

     Information Management

     The Company is a leading provider of privacy-protected proprietary health care decision support information and consulting services, primarily to the pharmaceutical and retail pharmacy markets. This product offering gathers data from pharmacies, pharmacy chains and health care providers. The customized information management services enable customers to better understand individual prescriber, payer, consumer, pharmacy benefit manager and retail pharmacy behavior in order to compete more effectively and efficiently in the market.

     This information is maintained in a proprietary database and decision support system, which is one of the industry's largest banks of prescription, prescriber, pharmacy and managed care data. This automated information warehouse is the core upon which many of the Company's information management products and services are based. Using this database and other tools, the Company is able to provide critical competitive information for its customers. The Internet is serving as a complementary, highly efficient means of gathering business information and delivering business information more quickly, accurately and cost-effectively.

     The Company provides its services through a broad array of information offerings, including data mining and integrated marketing decision-making tools. It draws from a comprehensive cross-section of data, ranging from regional and demographic characteristics to individual prescription analysis, to build service programs tailored to individual customers and specific applications. The Company typically provides integrated decision support services to executives in the sales, marketing, market research and information technology areas.

     Alliances

     NDC Health Information Services' strategy includes broadening its value added network-based information solutions through key alliances. These alliances allow the Company and its partners to improve efficiencies by leveraging core competencies to benefit the health care industry. Combining NDC's connectivity to physicians, pharmacies and payers with alliance partners' products and services provides customers with greater accuracy and efficiency in claims and practice management.

     During 1999 and 2000, the Company announced several key alliances and joint product offerings including:
     . physician services (including integrated claims service offered via an Application Services Provider (ASP) delivery model, credentialing application tools, and others);
     .    pharmacy services (prescription authorization service); and
     .    joint product development and marketing services.

     Internet Products and Services

     During fiscal years 1999 and 2000, the Company accelerated its investment in development and announced a new range of Internet enabled products and services and alliances. This includes Web-enabling many of our existing products and services and also developing totally new Internet products for a broader set of customers and distribution channels. These Internet offerings include:

     .    pharmacy services (real-time claims information availability);
     . physician services (including data warehousing, practice analysis, resource utilization and others);
     . joint marketing services (including joint development and marketing of internet based information offerings for consumers, providers, payers and suppliers, performance management, resource allocation and others);
     . sales and marketing effectiveness evaluation services (performance management, resource allocation and others);
     . research services (including pharmaceutical prescriber-level prescription data, outcome studies, pricing analysis and an analytic service that links drugs to diagnoses); and
     .    patient services.

NDC eCommerce

     NDC eCommerce is one of the largest independent electronic transaction processing service providers in the world. NDC eCommerce provides a wide range of value-added, end-to-end electronic commerce solutions to retail merchants, corporations, financial institutions and government agencies. NDC eCommerce markets its products and services through a variety of distinct sales channels including a direct sales force, independent sales organizations, independent sales representatives, an internal telesales group, alliance bank relationships and financial institutions.

     NDC eCommerce operates three principal business categories of products and services: direct merchant acquiring, indirect merchant acquiring and electronic funds transfer. These categories offer customers a broad range of end-to-end electronic commerce services, including credit and debit card authorization and transaction data capture, settlement and funding, charge back processing, customer support services, portfolio risk management, business-to-business purchasing card services, check guarantee, check recovery, check validation, merchant statement accounting, terminal management services, card issuing services, cash management and funds transfer services, management information and deposit reporting, financial electronic data interchange and Internet-based tax payment processing.

     A summary description of each of NDC eCommerce's types of products and services follows.

     Direct Merchant Acquiring

     Direct merchant acquiring services are marketed directly to merchant acquirers and include card processing, check guarantee, and check recovery services.

     Card processing services consist of credit and debit card authorization and the capture of related transaction data (such as card identification number, transaction date, and dollar value of the goods or services purchased). NDC eCommerce's extensive authorization network system and related-software enables an entire data stream to be electronically captured and transmitted providing expedited clearing through the banking system. Revenue for these services is primarily based on a percentage of transaction value, as well as various processing fees charged to merchants. NDC eCommerce also provides efficient and secure settlement and funding services, sales draft retrieval and charge back resolution services, customer support services, and portfolio risk management. Portfolio risk management services allow financial institutions to monitor credit risk, thereby enhancing the profitability of their portfolios. Risk management services include credit underwriting, credit scoring, fraud control, account processing and collections. Card processing services offer the convenience of its business-to-business purchasing card services, which allow for timely and accurate flow of goods and services among its corporate customers. NDC eCommerce believes that these products and service offerings will enable the Company to realize significant growth in this market area.

     Check guarantee services include comprehensive check verification and guarantee services designed for a retail merchant's specific needs and risk adversity. Since this offering guarantees all checks that are electronically verified (primarily using point-of-sale check readers) through its extensive database, merchants may safely expand their revenue base by accepting checks from potentially high-risk customers. If a verified check is dishonored, check guarantee provides the merchant with reimbursement of the check's face value, and then collects the check through its internal recovery services. To protect against this risk, verification databases are used that contain information on historical delinquent check writing activity and up-to-date consumer bank account status. Revenue for these services is primarily derived from a percentage of the face value of each guaranteed check.

     Check recovery services are similar to those provided in the check guarantee service (verification primarily through point-of-sale check readers), except that the check recovery product does not guarantee its verified checks. This service provides a low-cost, loss-prevention solution for merchants wishing to quickly measure a customer's check presentment worthiness at the point of sale, while not having to incur the additional expense of check guarantee services. Revenue for these services is primarily derived from the service fees collected from delinquent check writers, fees charged to merchants based on a transaction rate per verified check and fees charged to merchants for specialized services, such as electronic re-deposits of dishonored checks.

     Indirect Merchant Acquiring

     Indirect merchant acquiring services are marketed through other distribution channels and include network, merchant, terminal management and card issuing services.

     Network services includes credit and debit electronic payment authorization and draft capture processing capabilities to financial institutions and independent sales organizations that re-market these services directly to their retail merchant and corporate customers. Revenues are generated on a per transaction basis.

     The merchant accounting services allow merchants to monitor portfolio performance, control expenses, disseminate information, and track profitability through the production and distribution of detailed statements summarizing electronic transaction payment processing activity. These services are provided to financial institutions and independent sales organizations that re-market these services directly to their retail merchant and corporate customers. Customers are charged according to transaction volume levels or in service fees.

     The terminal management product and service offering provides a variety of services relating to electronic transaction payment processing equipment, such as terminal programming and deployment, set-up and telephone training, maintenance and equipment replacement, warehousing and inventory control, customer service and technical support, customized reporting and conversions. These services are provided to financial institutions and independent sales organizations which re-market these services directly to their retail merchant and corporate customers, as well as directly to merchants by the Company. Revenues are derived from equipment sales and rentals, programming and deployment fees and other fees.

     The card issuing product serves as an outsource solution to small and mid-sized credit unions and financial institutions wishing to issue credit, debit and corporate purchasing cards. Revenue is generated by providing a variety of card issuing services, including set-up and maintenance of product and system parameters, card application processing, card activation and authorization, system training and documentation, system and compliance enhancements, billing and reporting services, system security and fraud detection services, settlement, charge back and sales draft retrieval processing.

     Funds Transfer

     The electronic funds transfer set of offerings includes a wide variety of services such as cash management and account balance reporting, management information and deposit reporting and financial electronic data interchange. These services include the capability for use by a range of corporation sizes including large, multi-national corporations in a multi-currency, multi-bank environment. These products and services provide financial, management and operational data to corporate and government agencies worldwide and allow these organizations to exchange such information with financial institutions and other service providers. NDC eCommerce also provides an Internet tax filing and payment service that allows financial institutions and government agencies to offer corporate taxpayers a secure and convenient method of paying taxes electronically. Security on the system is handled through both encryption and multi-level password access and operates through a web site that serves as the portal for securely receiving tax information and delivering the transaction for payment. This service allows businesses to easily comply with state and federal tax regulations, while maintaining control of the timing for tax payments.

     Alliances and Direct Investments

     NDC eCommerce's strategy includes direct investment in or formation of business alliances with banks and other distributors as well as emerging payment technology companies to leverage its existing customer relationships and infrastructure and to accelerate product time-to-market. During fiscal year 2000, NDC eCommerce made a direct investment in a company that offers Internet users secure and convenient ways to make purchases over the Internet. Additionally, NDC eCommerce announced several alliances with emerging payment technology companies.

                              Sales and Marketing
                              -------------------

     The Company's products and services are offered to the health care markets directly through Company personnel and through alliances with other organizations and through Internet sites.

     The Company markets its products and services to the eCommerce markets through a variety of distinct sales channels including a direct sales force, independent sales organizations, independent sales representatives, an internal telesales group, alliance bank relationships and financial institutions.

     Additionally, the Company markets directly to customers primarily through print advertising and direct mail efforts. The Company participates in the industries' major tradeshows and publicity events and actively employs various public relations campaigns. This strategy is intended to utilize the lowest delivery cost system available to successfully acquire and convert target customers onto the Company's products and services.

                             Operations and Systems
                             ----------------------

     The Company operates multiple data and customer support facilities. The primary facilities are in Atlanta, Georgia; Phoenix, Arizona; Tulsa, Oklahoma; Hanover, Maryland; Dallas, Texas; Los Angeles, California; Winston Salem, North Carolina; Cleveland, Ohio; and St. Louis, Missouri with others in Virginia, Illinois, Utah, Toronto, Ontario; and the United Kingdom.

     Because of the large number and variety of NDC's products and services, the Company does not rely on a single technology to satisfy its sophisticated computer systems needs but instead employs technology that is suitable for each particular processing requirement. Given this approach, NDC utilizes (i) fault-tolerant computers for high volume, fast response transaction processing;
(ii) client-server technology for end-user data base applications; (iii) the latest central systems for large scale transaction and batch data base processing; and (iv) HP, DEC, SUN, Sequent, UNIX, NT and Windows based systems for specialized communication and data base applications systems. The larger systems are linked via high speed, fiber optic-based networked backbones for file exchange and inter-system communication purposes; others use high speed LAN connections. The bulk of these system connections utilize the Internet TCP/IP architecture. NDC also maintains storage systems connected to the backbones, including robotic tape libraries and optical storage for archival purposes. An experienced systems support, operations and production control staff, with an advanced network control center, supports the Company's systems.

     The Company's communications network is made up of numerous discrete networks; each designed for a different purpose. NDC maintains three primary networks in addition to its support of the public Internet: a dial-up, short transaction network; a private line nationwide high bandwidth network; and a dial-up voice/data network for interactive and voice traffic. The Company also maintains a number of support services offering satellite, wireless, Internet and ISDN connectivity. The network environment supports a diverse set of telecommunication protocols to respond to its diverse customer requirements.

                                  Competition
                                  -----------

     The most significant competitive factors related to the Company's services are value-added features, functionality, price and reliability of service, as well as breadth of and effectiveness of distribution channels.

     Health Care Market

     Potential competition in the healthcare value added network and transaction processing market arises from companies that are similarly specialized in each product or service category that the Company offers, and also from companies involved in other, more highly developed sectors of the value added network transaction processing market. Such companies could focus more attention on the healthcare value added network transaction processing market as it develops. The emergence of the Internet may provide new types of offerings and create a competitive shift in the marketplace. When compared to the Company's information management products and services, certain of these competitors have larger processing volumes, offer services in certain specialized markets and control a higher market share. The Company does not believe it has a dominant market share and, as the healthcare industry continues to consolidate, the Company may experience revenue declines and operating margin compression.

     Factors influencing competition in the healthcare market include (i) compatibility with the provider's software and inclusion in practice management software products, (ii) in the case of the pharmacy market, relationships with major pharmacy chains, and (iii) relationships with third-party payors and managed care organizations. The Company believes that the breadth of functionality, price and reliability of its services are the most significant factors in developing and maintaining relationships with its customers.

     Electronic Commerce Market

     NDC eCommerce faces significant competition from other companies offering products and functionality similar to the Company's. These other companies are also utilizing many of the same distribution techniques that NDC eCommerce does. In addition to new distribution alternatives, a new threat is emerging in the payment processing market in the form of alternative payment solutions. These alternative payment forms, if successfully implemented, could have an adverse financial impact on current industry participants that do not embrace the change. Further, although the Internet does not currently reflect a significant form of payment processing when compared to traditional forms, it is a rapidly emerging medium that will likely have a long-term impact on the industry.

     NDC eCommerce's principal competitors include other independent processors, major national banks, regional banks, financial institutions, and independent sales organizations. When compared to the Company, certain of these competitors have larger processing volumes, offer services in certain specialized markets and control a higher market share. The Company does not believe that it has a dominant market share and, as the payment processor industry continues to consolidate, the Company may experience revenue declines and operating margin compression.


     NDC creates a differentiated competitive position in its product areas by offering a variety of value-added solutions to its customers. These enhanced services involve vertical market unique features and sophisticated reporting features that add value to information obtained from the Company's electronic commerce transaction processing databases. The Company believes that its knowledge of its specific markets and its ability to offer specific, integrated solutions to its customers, including hardware, software, processing, and network facilities and its flexibility in packaging these products are positive factors pertaining to the competitive position of the Company.

                            Research and Development
                            ------------------------

     During fiscal 2000, 1999, and 1998, the Company expended approximately $15.3 million, $14.0 million, and $15.6 million (plus a non-recurring charge of $67.0 million described below), respectively, on activities relating to the development and improvement of new and existing products, services and techniques. Of these amounts, approximately $10.5 million, $10.1 million, and $5.0 million were capitalized in fiscal 2000, 1999, and 1998, resulting in net expenses of approximately $4.8 million, $3.9 million, and $10.6 million, respectively. These amounts exclude expenditures for product improvements, customer requested enhancements, maintenance and Year 2000 remediation. Research and development costs for fiscal 1998 include $67.0 million determined by an independent third party valuation representing in-process research and development activities acquired through the Source Informatics Inc. acquisition. These costs were not capitalizable and were appropriately charged to expense under generally accepted accounting principles (see Note 5 to the Consolidated Financial Statements on Page A- 27 of this report).

                                   Employees
                                   ---------

     As of May 31, 2000 the Company and its subsidiaries continuing operations had approximately 3,800 employees. Many of the Company's employees are highly skilled in technical areas specific to the healthcare and electronic payments industries, and the Company believes that its current and future operations depend substantially on retaining such employees. The Company's employees are not represented by any labor union and the Company believes its employee relations to be excellent.

     On July 20, 2000, the Company announced its plans to merge its pharmacy systems business with another company. After the completion of this action, the Company and its subsidiaries will have approximately 3,300 employees.

Item 2.  PROPERTIES
-------------------

     The Company's corporate headquarters are located in Atlanta, Georgia. The Company occupies a six-story, 120,000 square foot building at Two National Data Plaza in Atlanta, Georgia. There is no outstanding debt on the facility. Additionally, in May 1999, the Company purchased a previously leased (by the Company) fully occupied five-story, 80,000 square foot corporate headquarters building at One National Data Plaza in Atlanta. There is an existing $3.2 million mortgage on this facility which the Company assumed.

     In addition to the above facilities, the Company leases or rents a total of 71 other facilities. Of these 71, 19 are regional support centers and 52 are sales offices. Included in these totals are 7 foreign locations. The Company owns or leases a variety of computers and other computer equipment for its operational needs. The Company continues to upgrade and expand its computers and related equipment in order to increase efficiency, enhance reliability, and provide the necessary base for business expansion.

     The Company believes that its facilities and equipment are suitable and adequate for the business of the Company as presently conducted.

     Information about leased properties is incorporated by reference from Note 15 of the Notes to the Consolidated Financial Statements on page A- 44 of this Report.

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

       Name                            Business Experience                   Age
       ----                            -------------------                   ---
Robert A. Yellowlees     Chairman of the Board of the Company since           61
                           June 1992; President,Chief Executive Officer and Chief Operating Officer of the Company since May 1992; director of Protective Life Corporation. Mr. Yellowlees has been a director of the Company since April 1985.

Paul R. Garcia           Chief Executive Officer, NDC eCommerce since         47
                           July 1999; President and Chief Executive
                           Officer of Productivity Point International from March 1997 to September 1998; Group
                           President of First Data Card Services from
                           1995 to 1997.

Walter M. Hoff           Chief Executive Officer, Health Information          47
                           Services since August 1998; Executive Vice
                           President of First Data Corporation from 1992 to 1998. Director of Metris Corporation.

Thomas M. Dunn           Chief Operating Officer, NDC eCommerce since         43
                           March 1999; General Manager, Integrated Payment Systems from June 1996 to March 1999; Group Vice President from August 1992 to June 1996; and
                           Division Vice President from August 1988 to
                           August 1992.

William H. McCahan     Chief Marketing Officer, Health Information            63
                         Services from July 1997; Chief Marketing Officer for the 1996 Centennial Olympic Games in Atlanta,
                         1992 to 1996

David H. Shenk         Interim Chief Financial Officer since January 2000.    52
                         Chief Accounting Officer of the Company since
                         January 1998; Corporate Controller, Rollins, Inc.,
                         1992 - 1997

Suellyn P. Tornay      Interim General Counsel and Secretary since April      39
                         1999; various staff positions in the Company's legal department since January 1987.

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

Item 6.  SELECTED FINANCIAL DATA
--------------------------------

Selected Financial Data appears on Page A-1 of this report. Additional discussion of Business Acquisitions appears in from Note 2 of the Notes to the Consolidated Financial Statements on page A- 22 of this Report.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages A-3 to A-14 of this report.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

This disclosure is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages A-3 to A-14 of this report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Financial statements and supplementary information appears on pages A-15 to A-48 of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

                                    PART III
                                    --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The Company hereby incorporates by reference the information contained under the heading "Election of Directors - Certain Information Concerning Nominee and Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2000 Annual Meeting of Stockholders to be held on October 26, 2000. Certain information relating to executive officers of the Company appears at pages 22 to 23 of this Annual Report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION
--------------------------------

     The Company hereby incorporates by reference the information contained under the heading "Election of Directors - Compensation and Other Benefits" from its definitive proxy statement to be delivered to the stockholders of the Company in connection with the 2000 Annual Meeting of Stockholders to be held on October 26, 2000. In no event shall the information contained in the proxy statement under the sections entitled "Stockholder Return Analysis" and "Report of the Compensation Committee" be included herein by this reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The Company hereby incorporates by reference the information contained under the headings "Election of Directors - Common Stock Ownership of Management" and " - Common Stock Ownership by Certain Other Persons" from its definitive Proxy Statement to be delivered to the stockholders of the Company in connection with the 2000 Annual Meeting of Stockholders to be held on October 26, 2000.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Neil Williams, a Director of the Company, was, until September 30, 1999, a partner of Alston & Bird LLP (attorneys and counsel for the Company). The Company paid Alston & Bird LLP approximately $852,000, $726,000, and $830,000 in fiscal 2000, 1999 and 1998, respectively for legal services rendered in connection with numerous matters.

                                    PART IV
                                    -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)(1) Listing of Financial Statements
        The following consolidated financial statements for the Registrant and its subsidiaries appear in Appendix A to this report and are filed as a part hereof:

Consolidated Statements of Income / (loss) for each of the three fiscal years ended May 31, 2000.

Consolidated Balance Sheets at May 31, 2000 and 1999.

Consolidated Statements of Cash Flows for each of the three fiscal years ended May 31, 2000.

Consolidated Statements of Changes in Shareholders' Equity for each of the three fiscal years ended May 31, 2000.

Notes to Consolidated Financial Statements.

Report of Independent Public Accountants

(a)(2) Listing of Financial Statement Schedules

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

(iv) Certificates of Amendment to Certificate of Incorporation of the Registrant, dated March 22, 1999; May 26, 1999; June 21, 1999 and June 30, 2000.

(v) Bylaws of the Registrant, as amended (filed as Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1991, File No. 001-12392, and incorporated herein by reference.)

(vi) Amendment to Bylaws of the Registrant, as previously amended (filed as Exhibit 3(iii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1995, File No. 001-12392, and incorporated herein by reference.)

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

(v) Second Amendment dated October 14, 1998 to the Credit Agreement dated as of December 19, 1997, among the Registrant, The First National Bank of Chicago, as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein. (filed as Exhibit 10 (v) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1999, File No. 001-12392, and incorporated herein by reference).

(vi) Third Amendment dated February 26, 1999 to the Credit Agreement dated as of December 19, 1997, among the Registrant, The First National Bank of Chicago, as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein. (filed as Exhibit 10 (vi) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1999, File No. 001-12392, and incorporated herein by reference).

(vii) Fourth Amendment dated July 7, 1999 to the Credit Agreement dated as of December 19, 1997, among the Registrant, The First National Bank of Chicago, as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein. (filed as Exhibit 10 (vii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1999, File No. 001-12392, and incorporated herein by reference).

(viii) Fifth Amendment dated September 29, 1999 to the Credit Agreement dated as of December 19, 1997, among the Registrant, Bank One, NA (formerly The First National Bank of Chicago), as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein.

(ix) Sixth Amendment dated April 13, 2000 to the Credit Agreement dated as of December 19, 1997, among the Registrant, Bank One, NA (formerly The First National Bank of Chicago), as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein.

                 Executive Compensation Plans and Arrangements

(x) Form of Executive Severance Compensation Agreement with certain executive officers (filed as Exhibit 10(ii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1986, File No. 001-12392, and incorporated herein by reference.)

(xi) Non-Employee Directors Stock Option Plan (filed as Exhibit 10(iv) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1987, File No. 001-12392, and incorporated herein by reference.)

(xii) 1995 Non-Employee Director Compensation Plan (filed as Exhibit 10(vii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1996, File No. 001-12392, and incorporated herein by reference).

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

(xxv) Employment Agreement effective June 1, 1997 between Robert A. Yellowlees and the Registrant (incorporated by reference from Exhibit 10(xxiv) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1997, File No. 001-12392).

(xxvi) Synergistic Systems, Inc. 1996 Stock Option Plan (incorporated herein by reference from Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-44823).

(xxvii)   Physician Support Systems, Inc. 1996 Stock Option Plan (incorporated herein by reference from Exhibit 4(b) to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-44823).

(xxviii) Employment Agreement dated December 10, 1997 between Robert Brown and Source Informatics Inc. (incorporated by reference from Exhibit 10(xxvi) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1999, File No. 001-12392).

(xxix) Amendment dated May 31, 1999 to the Employment Agreement effective June 1, 1997 between Robert A. Yellowlees and the Registrant. (incorporated by reference from Exhibit 10(xxvii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1999, File No. 001-12392).

(xxx) Amendment to the National Data Corporation Employees Retirement Plan effective July 31, 1998 (incorporated by reference from Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter end August 31, 1998, File No. 001-12392).

(xxxi) Amendment to the 1984 Non-Employee Director Stock Option Plan effective October 22, 1998. (filed as Exhibit 10 (xxix) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1999, File No. 001-12392, and incorporated herein by reference).

(xxxii)   2000 Long-term Incentive Plan (filed as Exhibit A to the Registrant's
Definitive Proxy Statement on Form 14A for the year ended May 31, 1999 and incorporated herein by reference).

(21)      Subsidiaries of the Registrant

(23)      Consent of Independent Public Accountants

(27)      Financial Data Schedule (for SEC use only).

(99.1)    Safe Harbor Compliance Statement For Forward-Looking Statements.

(b) One report on Form 8-K was filed during the last quarter of the most recent fiscal year. The report, which was filed on March 31, 2000, contained a press release announcing third quarter earnings and the decision to divest the PHSS business. The press release was accompanied by unaudited consolidated statements of income, proforma statements of income, consolidated balance sheets, a report on the Company's segment information and a report on discontinued operations.

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


                                        By: /s/ David H. Shenk
                                        --------------------------
                                        David H. Shenk
                                        Interim Chief Financial Officer and
                                        Controller
                                        (Principal Financial Officer and Chief
                                        Accounting Officer)

 Date:  August 25, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated:

Signature                            Title                       Date
---------                            -----                       ----

/s/ Robert A. Yellowlees      Chairman of the Board,        August 25, 2000
------------------------
Robert A. Yellowlees          Chief Executive Officer

/s/ Edward L. Barlow          Director                      August 15, 2000
------------------------
Edward L. Barlow

/s/ J. Veronica Biggins       Director                      August 15, 2000
------------------------
J. Veronica Biggins

/s/ James F. McDonald         Director                      August 15, 2000
------------------------
James F. McDonald

/s/ Neil Williams             Director                      August 15, 2000
------------------------
Neil Williams

                                  APPENDIX A
                                      to
                          ANNUAL REPORT ON FORM 10-K
                NATIONAL DATA CORPORATION AND ITS SUBSIDIARIES
                      FINANCIAL STATEMENTS AND SCHEDULES

                                   CONTENTS

Selected Financial Data........................................................................  A-1

Market Price and Dividend Information..........................................................  A-2

Management's Discussion and Analysis of Financial Condition and
     Results of Operations.....................................................................  A-3

Consolidated Statements of Income (Loss) for each of the three years ended May 31, 2000........................................................................  A-15

Consolidated Statements of Cash Flows for each of the three years ended
     May 31, 2000..............................................................................  A-16

Consolidated Balance Sheets at May 31, 2000 and 1999...........................................  A-17

Consolidated Statements of Changes in Shareholders' Equity for each of the three years ended May 31, 2000........................................................  A-18

Notes to Consolidated Financial Statements.....................................................  A-19

Report of Independent Public Accountants.......................................................  A-48

Consolidated Schedule II - Valuation and Qualifying Accounts...................................  A-49

Report of Independent Public Accountants As to Schedule........................................  A-50

Index to Exhibits .............................................................................  A-51

Selected Consolidated Financial Data

     The following table summarizes selected historical financial information of National Data Corporation and its subsidiaries for each of the last five fiscal years. All amounts have been restated on a continuing operations basis. Discontinued operations and restructuring, impairment, and non-recurring charges are more fully discussed in the Notes to Financial Statements. The selected financial information shown below has been derived from the Company's audited financial statements. This table should be read in conjunction with other financial information of the Company, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements included elsewhere herein.


(In thousands, except per share data)                              Fiscal Years Ended
                                        --------------------------------------------------------------------
                                            2000         1999           1998           1997          1996
                                        --------------------------------------------------------------------
Revenue:
Health Information Services               345,673      $338,996      $ 249,147       $173,821      $ 145,548
eCommerce                                 340,033       330,051        291,546        257,679        180,924
                                        --------------------------------------------------------------------
          Total                          $685,706      $669,047      $ 540,693       $431,500      $ 326,472

Operating Income (Loss)                  $ 75,595      $138,779       ($24,621)      $ 54,793       ($14,816)

Income (Loss) Before Discontinued
  Operations                             $ 31,884      $ 75,198       ($58,936)      $ 26,808       ($10,907)

Diluted Earnings (Loss) Per Share
  Before Discontinued Operations         $    .93      $   2.11         ($1.83)      $    .83          ($.36)

Dividends Per Share                      $    .30      $    .30      $     .30       $    .30      $     .30

Total Assets                             $703,576      $748,597      $ 712,144       $570,474      $ 428,300

Long-Term Obligations                    $167,482      $186,287      $ 178,156       $161,422      $  28,661

Total Shareholders' Equity               $330,136      $409,094      $ 347,935       $323,249      $ 286,821

     The Company incurred restructuring and impairment charges of $34.4 million in fiscal 2000 and non-recurring charges of $120.2 million, $9.5 million and $47.7 million in fiscal 1998, 1997 and 1996, respectively. Operating income excluding these charges was $110.0 million, $95.6 million, $64.3 million and $32.9 million in fiscal 2000, 1998, 1997 and 1996, respectively. Net income excluding these charges was $54.2 million or $1.57 per share, $52.3 million or $1.55 per share, $37.2 million or $1.15 per share, and $21.9 million or $0.71 per share in fiscal 2000, 1998, 1997 and 1996, respectively.

MARKET PRICE AND DIVIDEND INFORMATION
_____________________________________

National Data Corporation's common stock is traded on the New York Stock Exchange under the ticker symbol "NDC." The high and low sales prices and dividends paid per share of the Company's common stock for each quarter during the last two fiscal years were as follows:

                                                             Dividend Per
                                 High            Low            Share
-------------------------------------------------------------------------
Fiscal Year 2000

First Quarter                  $51.56          $37.14           $.075
Second Quarter                  40.62           21.58            .075
Third Quarter                   42.79           30.04            .075
Fourth Quarter                  31.34           22.00            .075

Fiscal Year 1999

First Quarter                  $44.86          $34.81           $.075
Second Quarter                  38.54           26.36            .075
Third Quarter                   55.07           35.82            .075
Fourth Quarter                  48.63           36.81            .075


The number of shareholders of record as of August 16, 2000 was 3,730.

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

     NDC Health Information Services provides diverse network based information solutions to address administrative, clinical and decision support information needs throughout the healthcare environment. The Company's products include electronic claims processing, claims adjudication and payment systems, funding capabilities, practice management systems, and information management applications. The Company provides these products and services to pharmacies, pharmaceutical manufacturers, physicians, hospitals, integrated delivery systems, managed care organizations, payers, government health care agencies, distributors, clinics, nursing homes and internet portals. These solutions enable the Company's customers to increase efficiency, enhance the quality of patient care, strengthen their management of revenue and cash flow, reduce overhead costs, react quickly to changing market conditions, improve business operations, and streamline administrative processes. NDC Health Information Services provides a greater range of electronic information products and services to more segments of the industry than any other company.

     NDC eCommerce offers a broad range of value-added end-to-end electronic commerce and payment processing solutions to the retail, hospitality, automotive, health care, cable providers, cellular telephone providers, government and other markets. It has expanded from a credit card authorization company to one offering a full range of services from business origination, terminal deployment, credit card authorization, merchant accounting and other back office services to customer support. NDC eCommerce has been one of the leaders in diversifying its distribution channels to complement the original financial institution model. In concert with this, it has developed specific value added applications for a range of vertical market segments. NDC eCommerce provides a wide range of end-to-end information solutions for the business to business markets offering multiple payment-processing alternatives. The Company offers electronic data interchange ("EDI") and Internet-based purchasing and payment services, credit and debit card authorization and processing services, check verification and guarantee, cash management, Internet based tax payment, and other related services directly to merchants and indirectly through financial institutions. The Company is one of the largest independent transaction processors of credit cards in the world.

     The All Other and Corporate category is comprised mostly of unallocated, direct corporate operations.

     Results of Operations

     During fiscal 2000, the Company completed the evaluation of strategic alternatives relating to the Health Management Services business. These include the units that were acquired through the PHSS acquisition in December 1997 and other related activities. The Company concluded that these operations no longer logically integrate with the Company's core Health Information Services business. On July 20, 2000, the Company announced that it has entered into definitive agreements for the sale of its Health Information Services businesses that were acquired through the acquisition of PHSS in December 1997. The Company is accounting for this business as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, " Reporting the Results of Operations". Accordingly, results of these operations have been classified as discontinued and prior periods have been restated.

     The following tables are a summary of the Company's results of continuing operations as reported and excluding the effects of non-recurring, restructuring and impairment charges (In millions, except per share data):

                                                                     2000 vs. 1999    1999 vs. 1998
                                           2000    1999     1998         Change           Change
---------------------------------------------------------------------------------------------------
As Reported
Revenue                                  $685.7   $669.0   $540.7    $ 16.7     2%     $128.3    24%
Operating Income (Loss)                    75.6    138.8    (24.6)    (63.2)  (46%)     163.4     *
Income (Loss) Before
  Discontinued Operations                  31.9     75.2    (58.9)    (43.3)  (58%)     134.1     *
Diluted Earnings (Loss) Per Share
  Before Discontinued Operations           0.93     2.11    (1.83)    (1.18)  (56%)      3.94     *

Excluding Non-recurring,
Restructuring and
Impairment Charges
Revenue                                  $685.7   $669.0   $540.7    $ 16.7     2%     $128.3    24%
Operating Income                          110.0    138.8     95.6     (28.8)  (21%)      43.3    45%
Income Before Discontinued
  Operations                               54.2     75.2     52.3     (21.0)  (28%)      22.9    44%
Diluted Earnings Per Share
  Before Discontinued Operations           1.57     2.11     1.55     (0.54)  (26%)      0.56    36%

* - percentage change deemed not meaningful


     The Company incurred restructuring and impairment charges of $34.4 million in fiscal 2000 and incurred non-recurring charges of $120.2 million in fiscal 1998. After-tax, these charges were $22.4 million or $0.64 per share and $111.2 million or $3.38 per share in fiscal 2000 and 1998, respectively. In general, the restructuring and impairment charges were incurred in connection with restructuring activities that included charges for closing facilities, severance and other related costs associated with plans to reduce redundant operations and activities and impairment losses. The non-recurring charges were incurred in connection with mergers that occurred during fiscal 1998. The components of the merger related charges include asset impairment losses and transaction costs in addition to restructuring activities. The 1998 charge also includes a $67.0 million in-process research and development charge as a result of the acquisition of Source Informatics Inc. For more detailed discussion of these charges, refer to Note 13 to the Consolidated Financial Statements. The remainder of the results of operations discussion will exclude the impacts of these charges, as the Company believes that this will provide for more meaningful comparisons.

Fiscal Years 2000 and 1999

     The following tables provide comparisons of the Company's results of operations for fiscal years 2000 and 1999 and exclude restructuring and impairment charges:

(In millions and excluding restructuring and impairment charges)

                                                    2000                 1999            Change
                                              ---------------       ---------------     --------
Revenue:
   NDC Health Information Services             $345.7     50%        $339.0     51%        2%
   NDC eCommerce                                340.0     50%         330.0     49%        3%
                                              --------------------------------------------------
     Total Revenue                             $685.7    100%        $669.0    100%        2%
                                              ==================================================

Depreciation and Amortization:
   NDC Health Information Services             $ 29.1     56%        $ 26.7     54%        9%
   NDC eCommerce                                 20.7     40%          20.8     42%        0%
   All Other and Corporate                        2.1      4%           2.1      4%        0%
                                              --------------------------------------------------
     Total Depreciation and Amortization       $ 51.9    100%        $ 49.6    100%        5%
                                              ==================================================

     The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) is defined as operating income plus depreciation and amortization and restructuring and impairment charges. This statistic and its results as a percentage of revenue may not be comparable to similarly titled measures reported by other companies. However, management believes this statistic is a relevant measurement and provides a comparable cash earnings measure, excluding the impact of the amortization of acquired intangibles, potential timing differences associated with capital expenditures and the related depreciation charges, non-recurring, restructuring and impairment charges.

(In millions and excluding restructuring and impairment charges)

EBITDA:
   NDC Health Information Services             $ 84.5       52%        $ 97.5         52%       (13%)
   NDC eCommerce                                 88.9       55%         100.7         53%       (12%)
   All Other and Corporate                      (11.5)      (7%)         (9.8)        (5%)      (17%)
                                              -------------------------------------------------------
     Total EBITDA                              $161.9      100%        $188.4        100%       (14%)
                                              =======================================================

Income before Income Taxes (IBIT):
   NDC Health Information Services             $ 54.2       61%        $ 70.5         58%       (23%)
   NDC eCommerce                                 63.4       71%          74.8         61%       (15%)
   All Other and Corporate                      (28.8)     (32%)        (23.0)       (19%)      (25%)
                                              -------------------------------------------------------
     Total IBIT                                $ 88.8      100%        $122.3        100%       (27%)
                                              =======================================================

     Consolidated

     Total revenue for fiscal 2000 was $685.7 million, an increase of $16.7 million, or 2%, from fiscal 1999. This increase was the result of growth in customer base, transaction volumes and new services to our customers in the core areas of both business segments while other non-core business areas declined.

     Cost of service, as a percentage of revenue, increased to 49% in fiscal 2000 from 48% in fiscal 1999 due to reduced revenue for non-core products and services and one-time expenditures of $1.9 million recorded in the second quarter described in Note 13 to the Consolidated Financial Statements. Total cost of service increased $18.0 million (6%) in fiscal 2000 from fiscal 1999 due primarily to the factors described above and increases in depreciation and amortization from increased capital expenditures for network and database infrastructure made during the year to support future revenue and profitability growth.

     Sales, general and administrative expenses ("SG&A") increased $27.5 million (13%) from the prior year. This was due primarily to investments in distribution channel expansion, sales staffing and programs, customer service as well as Internet development activities and $9.2 million of unusual expenses recorded in the second quarter as described in Note 13 to the Consolidated Financial Statements,. As a percentage of revenue, these SG&A expenses, increased to 35% for fiscal 2000 from 31% for fiscal 1999 due to the factors described above.

     Operating income, excluding non-recurring charges, decreased 21% to $110.0 million in fiscal 2000 from $138.8 million in fiscal 1999. As a percentage of revenue, the Company's operating income margin decreased to 16% in fiscal 2000 from 21% in fiscal 1999. This decline is due primarily to the operating losses in the non-core businesses and the unusual expenses described above.

     EBITDA for fiscal 2000 decreased by $26.5 million or 14% to $161.9 million due to the factors described above. The EBITDA margin percentage was 24% in fiscal 2000, compared to 28% in fiscal 1999.

     Total other expense increased $4.7 million for fiscal 2000 compared to fiscal 1999. This increase was primarily the result of the net gains received on the sale of marketable securities in the first quarter ($1.6 million) and the sale of a dental system business in the second quarter ($2.3 million) offset by the non-cash loss recorded to mark to market the Company's position in MedicaLogic/Medscape, Inc. in the fourth quarter ($9.7 million) and increased interest expense due to increased average borrowings.

     IBIT for fiscal 2000 was $88.8 million compared to $122.3 million for fiscal 1999. Diluted earnings per share, excluding non-recurring charges and discontinued operations, for fiscal 2000 was $1.57 versus a comparable $2.11 for fiscal 1999.

NDC Health Information Services

     NDC Health Information Services revenue grew by 2% in fiscal 2000. Revenue from the core strategic products and services including the point of service systems, value-added network and information solutions businesses grew at a strong rate while non-core legacy systems revenue declined - partially offsetting revenue increases in the core areas.

     EBITDA for fiscal 2000 was $84.5 million compared to $97.5 million in fiscal 1999. This 13% decline in EBITDA was due to the operating losses in the non-core products and services and the unusual expenses described previously. The EBITDA margin percentage was 24% in fiscal 2000 compared to 29% in fiscal 1999. Margins as a percentage of revenue declined primarily due to the factors described above. IBIT in fiscal 2000 declined by 23% to $54.2 million from $70.5 million in fiscal 1999.

NDC eCommerce

     The NDC eCommerce revenue increase of 3% reflects modest growth in the primary direct mercrant acquiring services and nominal growth in the primary indirect mechant acquiring services partially offset by declines in electronic funds transfer and other secondary businesses compared to the prior year.

     EBITDA for fiscal 2000 was $88.9 million compared to $100.7 million in fiscal 1999. This 12% decline in EBITDA was due to the 3% increase in revenue combined with a reduction in the EBITDA margin percentage from 31% in fiscal 1999 to 26% in fiscal 2000. This reflects the mix of product sales as well as increased investments in sales, systems conversions and new product development. IBIT was $63.4 million in fiscal 2000 compared to $74.8 million in fiscal 1999.

All Other and Corporate

     All Other and Corporate is comprised primarily of corporate overhead functions. This expense grew by 25% to $28.8 million in fiscal 2000 from $23.0 million in fiscal 1999 primarily due to the non-cash loss recorded to mark to market the position in MedicaLogic/Medscape, Inc. previously described. While the Company's investment position in this Internet company did not change, the merger of MedicaLogic, Inc. and Medscape, Inc. required this mark to market non-cash transaction. All Other and Corporate expense percentage increased to 4% in fiscal 2000 from 3% of total revenue in fiscal 1999.

Fiscal Years 1999 and 1998

     The following tables provide comparisons of the Company's results of operations for fiscal years 1999 and 1998 and exclude non-recurring charges:

(In millions and excluding non-recurring charges)

                                                   1999                  1998          Change
                                              ---------------       ---------------   --------
Revenue:
   NDC Health Information Services             $339.0     50%        $249.2     46%      36%
   NDC eCommerce                                330.0     50%         291.5     54%      13%
                                              ------------------------------------------------
     Total Revenue                             $669.0    100%        $540.7    100%      24%
                                              ================================================

Depreciation and Amortization:
   NDC Health Information Services             $ 26.7     54%        $ 20.8     50%      28%
   NDC eCommerce                                 20.8     42%          19.2     46%       8%
   All Other and Corporate                        2.1      4%           1.9      4%      11%
                                              ------------------------------------------------
     Total Depreciation and Amortization       $ 49.6    100%        $ 41.9    100%      18%
                                              ================================================

EBITDA:
   NDC Health Information Services             $ 97.5     52%        $ 64.3     47%      52%
   NDC eCommerce                                100.7     53%          83.8     61%      20%
   All Other and Corporate                       (9.8)    (5%)        (10.6)    (8%)     (8%)
                                              ------------------------------------------------
     Total EBITDA                              $188.4    100%        $137.5    100%      37%
                                              ================================================

Income before Income Taxes (IBIT):
   NDC Health Information Services             $ 70.5     58%        $ 43.3     52%      63%
   NDC eCommerce                                 74.8     61%          60.9     73%      23%
   All Other and Corporate                      (23.0)   (19%)        (20.6)   (25%)     12%
                                              ------------------------------------------------
     Total IBIT                                $122.3    100%        $ 83.6    100%      46%
                                              ================================================

Consolidated

     Total revenue for fiscal 1999 was $669.0 million, an increase of $128.3 million (or 24%) from fiscal 1998 due to growth in distribution channels, customer base, transaction volumes and new services to our customers in both of our business segments and the full year effect of acquisitions completed in 1998.

     Cost of service increased $61.9 million (24%) in fiscal 1999 from fiscal 1998. The increase was the result of increased operating costs associated with the 24% revenue growth. Total cost of service, as a percentage of revenue, was 48% in both fiscal 1998 and fiscal 1999.

     Sales, general and administrative expenses ("SG&A") increased $23.2 million (13%) from the prior year. This increase was primarily due to expenses associated with continuing investments in product development and distribution channel expansion. However, as a percentage of revenue, these expenses decreased to 31% for fiscal 1999 from 34% for fiscal 1998. SG&A expenses decreased as a percentage of revenue due to effective expense control initiatives combined with synergies realized from the integration of acquisitions.

     Operating income, excluding non-recurring charges, increased 45% to $138.8 million in fiscal 1999 from $95.6 million in fiscal 1998. As a percentage of revenue, the Company's operating income margin increased by 17% to 21% in fiscal 1999 from 18% in fiscal 1998. These improvements reflect improved margins in operations gained through improved efficiencies.

     EBITDA for fiscal 1999 increased by $50.9 million or 37% to $188.4 million due to the 24% revenue increase and significant productivity improvements which led to the Company's margin improvements. The EBITDA margin percentage was 28% in fiscal 1999, compared to 25% in fiscal 1998.

     Total other expense increased $4.6 million for fiscal 1999 compared to fiscal 1998. This increase was primarily the result of higher interest expense due to increased utilization of capital leases as a financing option for capital expenditures.

     IBIT for fiscal 1999 improved to $122.3 million from $83.6 million in fiscal 1998, a 46% increase. Diluted earnings per share before discontinued operations for fiscal 1999 was $2.11 versus a comparable $1.55 for fiscal 1998.

NDC Health Information Services

     NDC Health Information Services revenue growth of 36% in fiscal 1999 was a result of increases from internally developed products and services, primarily electronic transaction processing, information management, physician practice management, Internet services and by the impact of acquisition activity. Revenue growth was positively impacted by the full year effect of the Company's third quarter fiscal 1998 acquisition of the healthcare information management business Source Informatics Inc. ("Source").

     EBITDA for fiscal 1999 was $97.5 million compared to $64.3 million in fiscal 1998. This 52% growth in EBITDA was due to the 36% increase in revenue and substantial productivity improvements as measured by the EBITDA margin percentage that improved from 26% in fiscal 1998 to 29% in fiscal 1999. The Company improved EBITDA margins by offering higher margin value-added services, by leveraging its fixed investments, through synergies realized from the integration of acquisitions and through expense control. Margins as a percentage of revenue continued to increase because revenues grew at a faster rate than these expenses, including synergies realized from the integration of acquisitions. IBIT in fiscal 1999 grew by 63% to $70.5 million from $43.3 million in fiscal 1998.

NDC eCommerce

     The NDC eCommerce revenue increase of 13% reflects the impact of growth of programs directed at new vertical industry offerings and new distribution channels in addition to growth in basic market demand and the full year effect of acquisitions. This growth was reflected in an increase in the volumes of merchant sales and authorizations processed due to a larger customer base and higher consumer credit card spending.

     EBITDA for fiscal 1999 was $100.7 million compared to $83.8 million in fiscal 1998. This 20% growth in EBITDA was due to the 13% increase in revenue and strong productivity improvements as measured by the EBITDA margin percentage that improved from 29% in fiscal 1998 to 31% in fiscal 1999 as a result of increased revenue per transaction in check processing services and credit card processing. The Company continues to leverage its computer operations, telecommunication infrastructure, and investments in new market opportunities. Margins as a percentage of revenue continued to increase because revenues are growing at a faster rate than these expenses. IBIT in fiscal 1999 grew by 23% to $74.8 million from $60.9 million in fiscal 1998.

All Other and Corporate

     All Other and Corporate is comprised primarily of corporate overhead functions. This expense grew by 12% to $23.0 million in fiscal 1999 from $20.6 million in fiscal 1998 due primarily to support operations growth (24% revenue increase), partially offset by continued productivity improvement. All Other and Corporate expense percentage improved to 3% in fiscal 1999 from 4% of total revenue in fiscal 1998 due to strong productivity improvements.

Liquidity and Capital Resources

     Cash flow generated from operations provides the Company with a significant source of liquidity to meet its needs. At May 31, 2000, the Company and its subsidiaries had cash and cash equivalents totaling $4.6 million. Cash provided by operations before changes in assets and liabilities was $103.0 million for fiscal 2000 compared to $149.8 million in fiscal 1999. This difference is driven primarily by the decrease in earnings and changes in deferred income taxes. Cash was required in fiscal 2000 to fund net changes in assets and liabilities of $3.7 million compared to $20.1 million for fiscal 1999. This decline in the cash required to fund net changes in assets and liabilities resulted primarily from reductions in accounts receivable, an increase in accounts payable and accrued liabilities, and changes in income taxes partially offset by changes in net merchant processing funds. The reductions in accounts receivables resulted from improved collections and unusual write-offs as discussed in Note 13 to the Consolidated Financial Statements. The increase in accounts payable and accrued liabilities primarily relates to timing of payments and accruals for restructuring items as discussed in Note 13 to the Consolidated Financial Statements. The change in income taxes was due to reduced taxable income. The changes in net merchant processing funds reflect fluctuations in the timing of credit card settlement and funding of merchants and may vary from month to month. In addition to timing and cutoff, the balance is also influenced by volume growth and interchange rates. Net cash provided by operating activities decreased 23% to $99.3 million for fiscal 2000 from $129.7 million for fiscal 1999.

     Net cash used in investing activities was $79.2 million for fiscal 2000 compared to $40.7 million for fiscal 1999. This increase is primarily due to one acquisition and other unrelated investments to complement the Company's Internet initiatives. In fiscal 2000, the Company acquired The Computer Place, Inc., for an aggregate cash consideration of $38.1 million, net of acquired cash, and made a cash investment of $10.0 million in MedicaLogic/Medscape, Inc. In fiscal 1999, the Company completed one acquisition for an aggregate cash consideration of approximately $8.1 million, net of cash acquired. The fiscal 2000 investments were partially offset by proceeds from the sale of business divestiture related marketable securities and proceeds from a business divestiture. Additionally, the Company continues to invest in capital expenditures related to growth in the business and acceleration of certain strategic initiatives. The Company will periodically include sales of assets and investments in the future.

     Net cash used in financing activities decreased to $31.5 million for fiscal 2000 from $70.6 million in the prior year. The net effect of the payments and borrowings against the lines of credit is $33.5 million in borrowings for fiscal 2000 compared to a $40.0 million payment for fiscal 1999. Principal payments under capital lease arrangements and other long term debt increased to $20.9 million for fiscal 2000 from $15.2 million in fiscal 1999 due primarily to the payoff of the $6.0 million Electronic Data Systems Corporation note payable related to prior acquisitions. The Company repurchased 1.7 million shares of treasury stock valued at $42.8 million and reissued $13.0 million under Company stock plans. Dividends of $9.9 million were paid during fiscal 2000 versus $10.1 million during the prior year.

     The Company has a $125.0 million revolving line of credit that expires in December 2002. This includes a committed, unsecured $110.0 million revolving line of credit. At May 31,

2000, there was $64.0 million outstanding under this line of credit. Also included in the $125.0 million revolving line of credit is a $15.0 million line of credit to fund working capital requirements. At May 31, 2000, there was $4.5 million outstanding under this line of credit. Management believes that its current level of cash and borrowing capacity, along with future cash flows from operations, are sufficient to meet the needs of its existing operations and its planned requirements for the foreseeable future. The Company regularly evaluates cash requirements for current operations, commitments, development activities and strategic acquisitions. The Company may elect to raise additional funds for these purposes, either through the issuance of additional debt or equity or otherwise, as appropriate.

     Net cash provided by discontinued operations was $12.5 million in fiscal 2000 compared to a use of $16.2 million in fiscal 1999.

Market Risk

     The Company is not exposed to material market risk from changes in interest rates, foreign currency rates and/or Company equity prices.

     Interest Rate
     The Company has a line of credit which has a variable interest rate based on the London Interbank Offered Rates ("LIBOR"). Accordingly, the Company is exposed to the impact of interest rate movement. The Company has performed an interest rate sensitivity analysis over the near term with a 10% change in interest rates. Based on this analysis, the Company's Net Income is not subject to material interest rate risk.

     Foreign Currency Risk
     The Company generates a percentage of its Net Income from its foreign operations. The Company has performed a foreign exchange sensitivity analysis over the near term with a 10% change in foreign exchange rates. Based on this analysis, the Company's Net Income is not subject to material foreign exchange rate risk.

     Convertible Debt
     The Company has Convertible Debt which is convertible into the Company's common stock at a certain level. The Company has performed an equity price sensitivity analysis over the near term with a 10% change in the Company's equity price. The Company's Net Income is not subject to material equity price risk based on this analysis. The Company's Diluted Earnings Per Share incorporates the effect of this debt conversion, where applicable.

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

     When used in this Annual Report on Form 10-K, in documents incorporated herein and elsewhere by management of National Data Corporation ("NDC" or the "Company"), from time to time, the words "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements concerning the Company's business operations, economic performance and financial condition, including in particular, the Company's business strategy and means to implement the strategy, the Company's objectives, the amount of future capital expenditures, the likelihood of the Company's success in developing and introducing new products and expanding its business, and the timing of the introduction of new and modified products or services. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond the control of the Company, cannot be foreseen, and reflect future business decisions that are subject to change. Actual revenues, revenue growth and margins will be dependent upon all such factors and their results subject to risks related to the implementation of changes by the Company, the failure to implement changes, customer acceptance of such changes or lack of change. As a result of a variety of factors, actual results could differ materially from those anticipated in the Company's forward-looking statements, including the following factors: (a) those set forth in Exhibit 99.1 to this Annual Report on Form 10-K which are incorporated herein by this reference, and those set forth elsewhere herein; and (b) those set forth from time to time in the Company's press releases and reports and other filings made with the Securities and Exchange Commission. Subsequent to year-end, the Company has announced that it has entered into definitive agreements for the sale of its Health Information Services businesses that were acquired through the acquisition of PHSS in December 1997 and other related businesses. Additionally, subsequent to year-end, the Company announced plans to merge its Pharmacy Systems business activity with another company. Both of these transactions closed in the first quarter of fiscal 2001. There can be no assurance that this divestiture and other plans to curtail non-core products and services in the business will have the effects anticipated by the Company. The Company has announced its intent to spin-off the NDC eCommerce business segment into a separate publicly traded company with its own management and Board of Directors. Although it is expected to be completed in the first half of fiscal 2001, this spin-off has not yet been completed and there can be no assurance that it will be completed. The Company cautions that such factors are not exclusive. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
NATIONAL DATA CORPORATION AND SUBSIDIARIES


(In thousands, except per share data)
---------------------------------------------------------------------------------------------------------------------

                                                                                  Year Ended May 31,
                                                                -----------------------------------------------------
                                                                      2000              1999              1998
                                                                -----------------  ----------------  ----------------
Revenues                                                               $ 685,706         $ 669,047         $ 540,693
---------------------------------------------------------------------------------------------------------------------

Operating expenses:
     Cost of service                                                     339,217           321,259           259,371
     Sales, general and administrative                                   236,501           209,009           185,780
     Non-recurring, restructuring and impairment charges                  34,393                 -           120,163
                                                                -----------------------------------------------------
                                                                         610,111           530,268           565,314
                                                                -----------------------------------------------------

Operating income                                                          75,595           138,779           (24,621)
---------------------------------------------------------------------------------------------------------------------

Other income (expense):
     Interest and other income                                             5,345             2,284             1,685
     Interest and other expense                                          (22,389)          (14,932)          (10,964)
     Minority interest in earnings                                        (4,117)           (3,809)           (2,626)
                                                                -----------------------------------------------------
                                                                         (21,161)          (16,457)          (11,905)
                                                                -----------------------------------------------------

Income (loss) before income taxes and discontinued operations             54,434           122,322           (36,526)
Provision for income taxes                                                22,550            47,124            22,410
---------------------------------------------------------------------------------------------------------------------
Income (loss) before discontinued operations                              31,884            75,198           (58,936)
Discontinued operations including cumulative change in
  accounting principle of $(13,760) in 2000, net of income taxes         (72,049)           (3,761)           (2,390)
---------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                                 $ (40,165)        $  71,437         $ (61,326)
                                                                -----------------------------------------------------


Basic earnings (loss) per share:

     Income (loss) before discontinued operations                      $    0.96         $    2.23         $   (1.83)
                                                                -----------------------------------------------------
     Discontinued operations                                           $   (2.17)        $   (0.11)        $   (0.07)
                                                                -----------------------------------------------------
     Basic earnings (loss) per share                                   $   (1.21)        $    2.12         $   (1.90)
                                                                -----------------------------------------------------

Diluted earnings (loss) per share:

     Income (loss) before discontinued operations                      $    0.93         $    2.11         $   (1.83)
                                                                -----------------------------------------------------
     Discontinued operations                                           $   (2.17)        $   (0.11)        $   (0.07)
                                                                -----------------------------------------------------
     Diluted earnings (loss) per share                                 $   (1.21)        $    2.02         $   (1.90)
                                                                -----------------------------------------------------

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NATIONAL DATA CORPORATION AND SUBSIDIARIES

(In thousands)
---------------------------------------------------------------------------------------------------------------------
                                                                                  Year Ended May 31,
                                                                   --------------------------------------------------
                                                                         2000            1999            1998
                                                                         ----            -----           ----
Cash flows from operating activities:

    Net income (loss)                                                     $ (40,165)       $ 71,437        $ (61,326)
    Adjustments to reconcile net income (loss) to cash provided by operating activities before changes in assets and liabilities:
        Non-cash non-recurring, restructuring and impairment charges         23,880               -          110,340
        Loss on discontinued operations                                      72,049           3,761            2,390
        Depreciation and amortization                                        28,473          27,225           21,456
        Amortization of acquired intangibles and goodwill                    23,390          22,389           20,477
        Deferred income taxes                                               (31,320)         14,554           (9,353)
        Minority interest in earnings                                         4,117           3,809            2,626
        Provision for bad debts                                              11,217           2,625            2,237
        Non-cash valuation adjustment in investment                           9,738               -                -
        Other, net                                                            1,610           3,988            1,373
                                                                   --------------------------------------------------
    Subtotal                                                                102,989         149,788           90,220
                                                                   --------------------------------------------------
    Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:

             Accounts receivable, net                                        10,513         (19,088)         (19,457)
             Merchant processing working capital                            (22,280)          1,488           (2,386)
             Inventory                                                         (641)         (2,598)          (2,597)
             Prepaid expenses and other assets                               (3,065)             89           (2,915)
             Accounts payable and accrued liabilities                        15,713           1,276           (9,856)
             Deferred income                                                 (6,309)          2,366           (2,248)
             Income taxes                                                     2,392          (3,641)          (2,492)
                                                                   --------------------------------------------------
    Net cash provided by operating activities                                99,312         129,680           48,269
                                                                   --------------------------------------------------
Cash flows from investing activities:

    Capital expenditures                                                    (32,519)        (33,789)         (19,590)
    Business acquisitions, net of acquired cash                             (38,098)         (8,055)         (63,113)
    Business divestiture and sale of marketable securities                    6,474               -                -
    (Purchase) sale of investment                                           (15,045)          1,125            2,500
                                                                   --------------------------------------------------
    Net cash used in investing activities                                   (79,188)        (40,719)         (80,203)
                                                                   --------------------------------------------------
Cash flows from financing activities:

    Net borrowings (repayments) under lines of credit                        33,500         (40,000)          75,000
    Net principal payments under capital lease arrangements
       and other long-term debt                                             (20,901)        (15,189)          (7,393)
    Net issuances (purchases) related to stock activities                   (29,793)         (1,198)           3,163
    Distributions to minority interests                                      (4,377)         (4,080)          (5,118)
    Dividends paid                                                           (9,937)        (10,109)          (9,036)
                                                                   --------------------------------------------------
    Net cash provided by (used in) financing activities                     (31,508)        (70,576)          56,616
                                                                   --------------------------------------------------
Net cash provided by (used in) discontinued operations                       12,525         (16,160)         (42,733)
                                                                   --------------------------------------------------
Increase (decrease) in cash and cash equivalents                              1,141           2,225          (18,051)
Cash and cash equivalents, beginning of period                                3,414           1,189           19,240
                                                                   --------------------------------------------------
Cash and cash equivalents, end of period                                  $   4,555        $  3,414        $   1,189
                                                                   ==================================================

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
NATIONAL DATA CORPORATION AND SUBSIDIARIES

(In thousands, except share data)
-----------------------------------------------------------------------------------------------------------------------
                                                                                              May 31,       May 31,
                                                                                                2000          1999
                                                                                            ------------- -------------
ASSETS
Current assets:

  Cash and cash equivalents                                                                  $     4,555   $     3,414

  Billed accounts receivable                                                                     103,590       124,072
  Unbilled accounts receivable                                                                     4,611         3,048
  Allowance for doubtful accounts                                                                 (8,547)       (5,184)
                                                                                            ------------- -------------
     Accounts receivable, net                                                                     99,654       121,936
                                                                                            ------------- -------------
  Income tax receivable                                                                            2,942         8,348
  Inventory                                                                                        8,558         7,927
  Net merchant processing receivable                                                              20,486             -
  Deferred income taxes                                                                           19,630         1,191
  Prepaid expenses and other current assets                                                       15,524        13,023
                                                                                            ------------- -------------
      Total current assets                                                                       171,349       155,839
                                                                                            ------------- -------------

Property and equipment, net                                                                       97,930        94,368
Intangible assets, net                                                                           388,526       369,076
Deferred income taxes                                                                             26,844        13,963
Investments                                                                                       10,948             -
Other                                                                                              4,676         5,397
Net assets of discontinued operations                                                              3,303       109,954
                                                                                            ------------- -------------

      Total Assets                                                                           $   703,576   $   748,597
                                                                                            ============= =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                             $    68,500   $    35,000
  Current portion of long-term debt                                                                  159         6,148
  Obligations under capital leases                                                                 8,703        11,980
  Accounts payable and accrued liabilities                                                        80,220        58,562
  Net merchant processing payable                                                                      -         1,794
  Deferred income                                                                                 23,430        29,945
                                                                                            ------------- -------------
      Total current liabilities                                                                  181,012       143,429
                                                                                            ------------- -------------

Long-term debt                                                                                   152,495       152,690
Obligations under capital leases                                                                   6,125        15,469
Other long-term liabilities                                                                       15,336         9,183
                                                                                            ------------- -------------
      Total liabilities                                                                          354,968       320,771
                                                                                            ------------- -------------

Commitments and contingencies

Minority interest in equity of subsidiaries                                                       18,472        18,732

Shareholders' equity:
  Preferred stock, par value $1.00 per share; 1,000,000 shares authorized, none issued                 -             -
  Common stock, par value $.125 per share; 200,000,000 and 100,000,000 shares authorized at
     May 31, 2000 and May 31, 1999, respectively, 33,953,008 and 33,953,031 shares issued,
     respectively                                                                                  4,244         4,244
  Capital in excess of par value                                                                 349,387       345,639
  Treasury stock, at cost, 1,095,320 and 175,442 shares, respectively                            (31,960)       (5,857)
  Retained earnings                                                                               20,763        70,865
  Deferred compensation                                                                           (7,332)       (3,215)
  Unrealized holding loss                                                                         (1,727)            -
  Cumulative translation adjustment                                                               (3,239)       (2,582)
                                                                                            ------------- -------------
      Total shareholders' equity                                                                 330,136       409,094
                                                                                            ------------- -------------

Total Liabilities and Shareholders' Equity                                                   $   703,576   $   748,597
                                                                                            ============= =============

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
NATIONAL DATA CORPORATION AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                                              Accumulated Other
                                                                                                   Comprehensive Loss
                                                                                                 -----------------------
                                           Common Stock   Capital in                    Deferred Unrealized  Cumulative
                                        -----------------
                                          Number          Excess of  Treasury  Retained  Compen-   Holding   Translation    Total
                                        of Shares  Amount Par Value     Stock  Earnings   sation Gain (Loss) Adjustment    Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1997                   30,802   $3,850 $240,917   $      -  $80,127  $  (918)  $     -      $  (727)   $323,249
-----------------------------------------------------------------------------------------------------------------------------------

     Comprehensive loss
          Net loss                                                             (61,326)                                    (61,326)
          Foreign currency translation
                adjustment                                                                                      (1,284)     (1,284)
                                                                                                                          --------
     Total comprehensive loss                                                                                              (62,610)
                                                                                                                          --------
     Cash dividends ($.30 per share)                                            (9,036)                                     (9,036)
     PHSS conformity adjustment                                                   (228)                                       (228)
     Treasury shares purchased                                         (6,383)                                              (6,383)
     Stock issued under employee stock
        plans                                256       32    6,102        403                                                6,537
     Stock issued under non-employee
        stock plans                           27        3      375                                                             378
     Stock issued under restricted stock
        plans                                 44        6    1,732                       (1,738)                                 -
     Tax benefit from exercise of stock
        options                                              2,478                                                           2,478
     Stock issued for acquisitions         2,663      333   92,415                                                          92,748
     Amortization of deferred
        Compensation                                                                        802                                802
----------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1998                   33,792    4,224  344,019     (5,980)   9,537   (1,854)        -       (2,011)    347,935
----------------------------------------------------------------------------------------------------------------------------------

     Comprehensive income (loss)
          Net income                                                            71,437                                      71,437
          Foreign currency translation
           adjustment                                                                                             (571)       (571)
                                                                                                                          --------
     Total comprehensive income (loss)                                                                                      70,866
                                                                                                                          --------
     Cash dividends ($.30 per share)                                           (10,109)                                    (10,109)
     Treasury shares purchased                                         (9,465)                                              (9,465)
     Stock issued under employee stock
        plans                                                    7      2,001                                                2,008
     Stock issued under non-employee
        stock plans                          166       20      395      4,409                                                4,824
     Stock issued under restricted stock
        plans                                 (5)             (217)     3,178            (2,961)                                 -
     Tax benefit from exercise of stock
        options                                              1,435                                                           1,435
     Amortization of deferred
        compensation                                                                      1,600                              1,600
----------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1999                   33,953    4,244  345,639     (5,857)  70,865   (3,215)        -       (2,582)    409,094
----------------------------------------------------------------------------------------------------------------------------------
     Comprehensive loss
          Net loss                                                             (40,165)                                    (40,165)
          Foreign currency translation
            adjustment                                                                                            (657)       (657)
          Unrealized loss                                                                          (1,727)                  (1,727)
                                                                                                                          --------
     Total comprehensive loss                                                                                              (42,549)
                                                                                                                          --------
     Cash dividends ($.30 per share)                                            (9,937)                                     (9,937)
     Treasury shares purchased                                        (42,844)                                             (42,844)
     Stock issued under employee
        stock plans                                         (1,615)    12,657                                               11,042
     Stock issued under non-employee
        stock plans                                           (329)       329                                                    -
     Stock issued under restricted stock
        plans                                                3,682      3,755            (7,437)                                 -
     Tax benefit from exercise of stock
        options                                              2,010                                                           2,010
     Amortization of deferred
        Compensation                                                                      3,320                              3,320
----------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 2000                   33,953   $4,244 $349,387  $ (31,960) $20,763  $(7,332)  $(1,727)     $(3,239)   $330,136
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

The financial statements included herein are based on the Company's current structure. The Company is undergoing a strategy review and has announced its intent to spin-off the NDC eCommerce business segment into a separate publicly traded company with its own management and Board of Directors, to increase focus on its core businesses. Additionally, the Company's Board of Directors decided to pursue the divestiture of its Physician and Hospital Support Services ("PHSS") business and to place this business into a discontinued operations category. As a result, all prior periods have been restated to reflect the discontinued operations accounting treatment.

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

Basis of presentation - The consolidated financial statements include the
---------------------
accounts of the Company and its majority-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to the fiscal 1999 and 1998 consolidated financial statements to conform to the fiscal 2000 presentation.

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

Revenue - Revenue related to services provided is recognized as services are
-------
performed. Revenue related to software sales is recognized when software is installed at the customer site or when the customer obligations are fulfilled. Revenue related to software license agreements and hardware sales is recognized upon shipment. Revenue related to hardware and software maintenance contracts is recognized ratably over the terms of the contracts.

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

Impairment of long-lived assets - The Company regularly evaluates whether events
-------------------------------
and circumstances have occurred that indicate the carrying amount of property and equipment or goodwill and other intangibles may warrant revision or may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows associated with the asset over the remaining life of the asset in measuring whether the long-lived asset is recoverable (see Notes 2 and 13). In management's opinion, the long-lived assets, including property and equipment and intangible assets, are appropriately valued at May 31, 2000 and 1999.

Investments - The Company's investments are classified as available-for-sale
-----------
securities and are reported at fair value. Unrealized gains and losses are reported, net of taxes, as a component of shareholders' equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold. Realized gains and losses on investments are included in other income/expense when realized.

Income taxes - Deferred income taxes are determined based on the difference
------------
between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates (see Note 9).

Fair value of financial instruments - Management considers that the carrying
-----------------------------------
amounts of financial instruments, including cash, receivables, accounts payable and accrued expenses, and current maturities of long-term obligations, approximates fair value. Interest on long-term debt is primarily payable at fixed rates, which approximate market rates at May 31, 2000 and 1999 (see Note
10).

     Foreign currency translation - The assets and liabilities of foreign
     ----------------------------
     subsidiaries are translated at the year-end rate of exchange, and income statement items are translated at the average rates prevailing during the year. The resulting translation adjustment is recorded as a component of shareholders' equity. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of shareholders' equity. The effects of foreign exchange gains and losses arising from these translations of assets and liabilities are included as a component of other comprehensive income.

     Earnings per share Basic earnings per share is computed by dividing
     ------------------
     reported earnings available to common shareholders by weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing reported earnings available to common shareholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, and convertible debt, if converted, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period generally are assumed to have a dilutive effect on earnings per share.

     The following table sets forth the computation of basic and diluted earnings for the fiscal years ending May 31:

                                                        Fiscal Year Ended (Before Discontinued Operations)
(In thousands, except per share data)
                                         2000                           1999                            1998
----------------------------------------------------------------------------------------------------------------------------
                                                           Per                           Per                            Per
                                                           ---                           ---                            ---
                                    Income     Shares     Share    Income     Shares    Share       Loss     Shares    Share
                                    ------     ------     -----    ------     ------    -----       ----     ------    -----
Basic EPS:
Income (loss) before               $31,884     33,232     $0.96   $75,198     33,725    $2.23    $(58,936)   32,200   $(1.83)
discontinued operations                                   -----                         -----                         ------
Effect of dilutive securities:
   Stock options                         -      1,216         -         -      1,346        -           -         -
                                   ------------------             ------------------             ------------------
                                    31,884     34,448              75,198     35,071              (58,936)   32,200
Convertible debt                         -          -               4,778      2,752                    -         -
                                   ------------------             ------------------             ------------------
Diluted EPS:
Income (loss) before
discontinued operations available
to common stockholders plus
assumed conversions                $31,884     34,448     $0.93   $79,976     37,823    $2.11    $(58,936)   32,200   $(1.83)
                                   =========================================================================================

                                                                Fiscal Year Ended
(In thousands, except per share
 data)
                                         2000                        1999                       1998
                                 ------------------------------------------------------------------------------
                                                      Per                       Per                       Per
                                                     ------                    -----                     ------
                                    Loss     Shares  Share    Income   Shares  Share    Loss     Shares  Share
                                  --------   ------  ------   -------  ------  -----  --------   ------  ------
Basic EPS:
Net income (loss)                 $(40,165)  33,232  $(1.21)  $71,437  33,725  $2.12  $(61,326)  32,200  $(1.90)
                                                     ------                    -----                     ------
Effect of dilutive securities:
     Stock options                       -        -                 -   1,346                -        -
                                  -----------------           ---------------         -----------------
                                   (40,165)  33,232            71,437  35,071          (61,326)  32,200
Convertible debt                                  -             4,778   2,752                         -
                                  -----------------           ---------------         -----------------
Diluted EPS:
Net income (loss) available to
 common stockholders plus
 assumed conversions              $(40,165)  33,232  $(1.21)  $76,215  37,823  $2.02  $(61,326)  32,200  $(1.90)
                                 ==============================================================================

     Basic and diluted earnings per share for the fiscal years ended May 31, 2000 and 1998 are the same, as the effect of any potentially dilutive securities and convertible debt is antidilutive due to the loss generated by the restructuring and non-recurring charges and discontinued operations.

     Note 2 - Business Acquisitions

     During fiscal 2000, 1999, and 1998, the Company completed the following acquisitions:

                                                     Date               Ownership
     Business                                        Acquired           Percentage
     --------------------------------------------------------------------------------------
     2000
     ----
     The Computer Place, Inc. ("Medisoft")           April 2000         100%
     1999
     ----
     John Richardson Computers                       January 1999       100%
     1998
     ----
     Chemtec Systems Limited                         July 1997          100%
     Hadley Hutt Computing Limited                   July 1997          100%
     PHSS - Physi-Bill, Inc. *                       October 1997       100%
     Source Informatics Inc., a subsidiary
          of Pharmaceutical Marketing Services
          Inc. ("PMSI"), and a PMSI joint venture
          formed with Source Informatics Inc.        December 1997      100%
     CheckRite International, Inc.                   May 1998           100%

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

The aggregate price paid for the 2000 purchase acquisitions was $44.1 million, consisting of $38.1 million cash and $6.0 million deferred purchase price. The goodwill and other intangible assets are being amortized over periods ranging from 5 to 15 years. The allocation of the purchase price of the 2000 acquisition is preliminary and will be adjusted when the necessary information is available.

The total aggregate price paid for the 1999 purchase acquisition and final adjustments to the 1998 purchase price allocation was $8.1 million, consisting of cash. The excess of cost over tangible assets acquired of $6.6 million was allocated to goodwill and other intangible assets. The goodwill and other intangible assets will be amortized over periods ranging from 5 to 20 years.

On December 15, 1997, the Company acquired two related health care information management businesses based in Phoenix, Arizona. In this transaction the Company acquired the stock of Source Informatics Inc., a privately-held company, and the stock of a subsidiary of Pharmaceutical Marketing Services Inc. ("PMSI"), which held its Over-The-Counter Physician Survey business unit as well as PMSI's interest in a joint venture it formed with Source Informatics Inc. (collectively "Source"). The total consideration paid for the Source acquisition was $131.1 million, which consists of $38.6 million in cash and 2,658,468 shares of the Company's common stock valued at $92.5 million. The net value of the tangible assets acquired was a deficit (liabilities assumed exceeded tangible assets acquired) of approximately $7.2 million, creating an excess of cost over tangible assets of $138.3 million. It was determined $67.0 million of the excess cost over tangible assets represented in-process research and development costs which were appropriately expensed under SFAS 86, and included as a component of the 1998 non-recurring charges (see Note 13). The remainder of the intangible assets acquired was allocated to goodwill and customer relationships, assembled work-force, and developed technology and are being amortized over periods ranging from 7 to 20 years.

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


Note 3 - Discontinued Operations

In the third quarter of fiscal 2000, the Company took action on a formal plan to divest non-core units that were acquired through the PHSS acquisition in December 1997. The Company has concluded that these operations are not strategically compatible with NDC's core Health Information Services business. The core business includes strategic provider point-of-service platforms, a value added network, information management, and Internet oriented applications and for each. The Company believes that the magnitude of opportunity in its core business requires singular focus of management time and resources. Thus, the decision was made to move to divest the line of business and account for it as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, " Reporting the Results of Operations". Accordingly, results of these operations have been classified as discontinued and prior periods have been restated.

The operating results of the discontinued operations are summarized as follows for the fiscal years ending May 31:

(In thousands, except per share data):                           2000           1999           1998
----------------------------------------------------------------------------------------------------------
Revenue                                                        $107,051       $115,859       $108,351
Operating loss                                                  (26,587)        (5,773)        (1,275)

Loss from operations, net of tax                                (16,848)        (3,761)        (2,390)
Projected phase-out loss from operations, net of tax            (10,381)             -              -
Projected loss on disposal, net of tax                          (31,060)             -              -
                                                            ------------------------------------------
Loss on discontinued operations before cumulative               (58,289)        (3,761)        (2,390)
   Effect of change in accounting principle
Cumulative effect of change in accounting principle,
   Net of tax                                                   (13,760)             -              -
                                                            ------------------------------------------
Net loss on discontinued operations                            $(72,049)      $ (3,761)      $ (2,390)
                                                            ==========================================
Loss per share:
   From operations                                             $  (0.51)      $  (0.11)      $  (0.07)
   Projected phase-out loss from operations                       (0.31)             -              -
   Projected loss on disposal                                     (0.94)             -              -
   Cumulative effect of change in accounting principle            (0.41)             -              -
                                                            ------------------------------------------
   Total                                                       $  (2.17)      $  (0.11)      $  (0.07)
                                                            ==========================================

The net loss on discontinued operations for the period ending May 31, 2000 is net of a $37.9 million tax benefit, of which $17.4 million is a current tax benefit and $20.5 million is a deferred tax benefit.

For the Physician Management Services component of the discontinued operation, the Company continued a revenue recognition accounting policy followed by this business prior to its acquisition by the Company. The Company maintained this generally accepted policy after the acquisition for Physician Management Services offerings for which the Company invoices and collects amounts on its customer's behalf. Previously, for customers where the amount and timing of collection of their accounts receivable could be reasonably estimated, the Company estimated the fees that it expected to invoice those customers upon collection of their accounts receivable. It recognized such revenues when substantially all services to be performed by the Company had been completed. Estimated costs to complete were accrued separately.

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

The cumulative after-tax effect of this change in accounting principle was $13.8 million, net of income taxes of $8.6 million, at June 1, 1999. The cumulative after-tax effect on both the basic and diluted earnings per share was $(0.41). The following unaudited pro forma information assumes the new revenue recognition policy is retroactively applied:

(In thousands)                              2000          1999         1998
-------------------------------------------------------------------------------
Net income (loss)                         $(26,405)      $68,661     $(60,932)

Basic earnings (loss) per share           $  (0.79)      $  2.04     $  (1.89)

Diluted earnings (loss) per share         $  (0.79)      $  1.94     $  (1.89)

As of May 31, 2000 and 1999, the net assets of discontinued operations are summarized as follows:

(In thousands)                                        2000             1999
-----------------------------------------------------------------------------
Current assets                                      $ 27,535        $ 56,989
Property and equipment, net                            5,756          11,536
Intangible assets, net                                     -          55,248
Other assets                                           1,384           2,512
Current liabilities                                   (7,788)        (13,008)
Other long-term liabilities                           (2,370)         (3,323)
Provision for estimated losses                       (21,214)              -
                                                 ----------------------------
Net assets of discontinued operations               $  3,303        $109,954
                                                 ============================

Management expects the carrying value of the net assets of the discontinued operations to approximate the fair value to be received on disposal date (See
Note 19).

Note 4 - Property and Equipment

As of May 31, 2000 and 1999, property and equipment consisted of the following:

(In thousands)                                             2000           1999
-------------------------------------------------------------------------------
Land                                                   $  1,602       $  1,602
Buildings                                                12,161         12,352
Property under capital leases                            27,770         39,920
Equipment                                                66,228         63,815
Software                                                 51,210         42,867
Leasehold improvements                                   13,807         14,865
Furniture and fixtures                                    6,997          9,232
Work in progress                                         24,895         14,327
                                                     --------------------------
                                                        204,670        198,980
Less: accumulated depreciation and amortization         106,740        104,612
                                                     --------------------------
                                                       $ 97,930       $ 94,368
                                                     ==========================

Note 5 - Software Costs

The following table sets forth information regarding the Company's costs associated with software development for the years ended May 31, 2000, 1999 and 1998:

 (In thousands)                                   2000       1999       1998
------------------------------------------------------------------------------
Total costs associated with software
    development                                 $15,314    $14,021    $15,576
In-process research and development charge
    (see Note 13)                                     -          -     67,000
Less: capitalization of internally
    developed software                           10,493     10,096      5,013
                                              --------------------------------
Net research and development expense            $ 4,821    $ 3,925    $77,563
                                              ================================

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

Total unamortized capitalized software costs (purchased and internally developed) were approximately $26.3 million and $31.5 million as of May 31, 2000 and 1999, respectively. Total software amortization expense was approximately $9.0 million, $6.8 million and $5.6 million in fiscal 2000, 1999 and 1998, respectively.


Note 6 - Intangible Assets

As of May 31, 2000 and 1999, intangible assets consisted of the following:

(In thousands)                               2000          1999
-------------------------------------------------------------------
Customer base                              $158,414      $158,414
Trademarks                                   28,273        28,273
Goodwill and other intangibles              318,689       276,701
                                       ----------------------------
                                            505,376       463,388
Less:  accumulated amortization             116,850        94,312
                                       ----------------------------
                                           $388,526      $369,076
                                       ============================

Note 7 - Accounts Payable and Accrued Liabilities

As of May 31, 2000 and 1999, accounts payable and accrued liabilities consisted of the following:

(In thousands)                                       2000        1999
-----------------------------------------------------------------------
Trade accounts payable                              $15,798    $18,483
Accrued compensation and benefits                    22,165     13,551
Deferred purchase price on acquisition                6,000          -
Accrued restructuring and merger related costs        4,789        961
Accrued pensions                                      2,587      3,283
Other accrued liabilities                            28,881     22,284
                                                 ----------------------
                                                    $80,220    $58,562
                                                 ======================

Note 8 - Retirement Benefits

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

The following table provides a reconciliation of the changes in the Plan's benefit obligations and fair value of assets over the two-year period ending May 31, 2000 and a statement of funded status at May 31 for each year:

Changes in benefit obligations

(In thousands)                                     2000        1999
-----------------------------------------------------------------------
Balance at beginning of year                      $30,866     $31,610
Service cost                                            -         386
Interest cost                                       2,203       2,266
Benefits paid                                      (1,079)       (872)
Actuarial gain                                     (1,859)     (2,524)
                                              -------------------------
Balance at end of year                            $30,131     $30,866
                                              =========================

Changes in plan assets
(In thousands)                                        2000           1999
-------------------------------------------------------------------------
Balance at beginning of year                       $28,382        $25,841
Actual return on plan assets                         3,160          2,457
Employer contributions                                   -            956
Benefits paid                                       (1,079)          (872)
                                                   ----------------------
Balance at end of year                             $30,463        $28,382
                                                   ======================

The accrued pension costs recognized in the Consolidated Balance Sheets were as follows:

(In thousands)                                           2000           1999
----------------------------------------------------------------------------
Funded status                                         $   332        $(2,484)
Unrecognized net (gain) loss                           (1,925)           291
Unrecognized prior service cost                           199            289
Unrecognized net asset at June 1, 1985, being
        amortized over 17 years                          (441)          (676)
                                                      ----------------------
Accrued pension cost                                  $(1,835)       $(2,580)
                                                      ======================

Net pension expense (income) included the following components for the fiscal years ending May 31:

(In thousands)                                                 2000            1999          1998
-------------------------------------------------------------------------------------------------
Service cost-benefits earned during the
    period                                                  $     -         $   386       $ 2,146
Interest cost on projected benefit obligation                 2,203           2,266         2,106
Expected return on plan assets                               (2,801)         (2,602)       (2,168)
Net amortization and deferral                                  (147)           (147)         (147)
                                                            -------------------------------------
Net pension expense (income)                                $  (745)        $   (97)      $ 1,937
                                                            =====================================

Significant assumptions used in determining net pension expense and related obligations were as follows:

                                                             2000           1999           1998
-----------------------------------------------------------------------------------------------
Discount rate                                                7.75%          7.50%          7.25%
Rate of increase in compensation levels                      4.33%          4.33%          4.33%
Expected long-term rate of return on assets                 10.00%         10.00%         10.00%
-----------------------------------------------------------------------------------------------

The Company has a retirement plan for non-employee directors of the Company elected prior to January 1, 1995 with five or more years of service ("the Directors' Plan"). The Directors' Plan benefits are based on 50% of the annual director retainer amount in effect on the date of a director's retirement plus 10% for each year of service up to 100% of the base amount for 10 years' service. The benefits are payable upon retirement, at or after age 70, for a period equal to the number of years of service as a director, but not more than 15 years for participants with 15 or more years of board service as of the effective date of the Directors' Plan and not more than 10 years for all other participants. The expense related to the Directors' Plan was immaterial in 2000, 1999 and 1998.

On June 1, 1997, the Company adopted a pilot Supplemental Executive Retirement Plan ("SERP") for certain key executives. Benefits payable under this plan are based upon the participant's highest three consecutive years of earnings of the last ten years of service. Retirement benefits are reduced by a portion of the participant's annual social security benefits and any retirement benefits under the company's tax-qualified or non-qualified defined benefit plans. Benefits earned under the SERP are fully vested after five years of service. Expense related to the plan was $.7 million, $1.0 million and $.9 million as of May 31, 2000, 1999 and 1998, respectively. The projected benefit obligation for the plan was $3.6 million and $4.8 million as of May 31, 2000 and 1999, respectively.

The Company sponsors a deferred compensation 401(k) plan that is available to substantially all employees with three months of service. The charges to expense for the Company match were $2.0 million in 2000, $3.1 million in 1999, and $2.0 million in 1998.

Note 9 - Income Taxes

The provision for income taxes for continuing operations includes:

(In thousands)                                      2000             1999          1998
---------------------------------------------------------------------------------------
Current tax expense:
   Federal                                      $ 31,441        $  25,321      $ 22,958
   State                                           1,977            2,792         2,703
                                                ---------------------------------------
                                                $ 33,418        $  28,113      $ 25,661
                                                ---------------------------------------
Deferred (prepaid) tax expense:
 Federal                                         (10,010)          17,510       (2,994)
 State                                              (858)           1,501         (257)
                                                ---------------------------------------
                                                 (10,868)          19,011        (3,251)
                                                ---------------------------------------
Total                                           $ 22,550         $ 47,124      $ 22,410
                                                =======================================

The Company's effective tax rates differ from federal statutory rates as follows:

                                                2000       1999       1998
--------------------------------------------------------------------------
Federal statutory rate                          35.0%      35.0%     (35.0%)
State income taxes, net of federal
   income tax benefit                            1.3%       2.3%       4.4%
Non-deductible amortization and
   write-off of intangible assets                4.0%       1.6%      75.5%
Tax credits                                     (1.7%)     (0.5%)     (1.1%)
Merger costs                                       -          -       13.3%
Other                                            2.8%       0.2%       4.3%
                                               ---------------------------
           Total                                41.4%      38.6%      61.4%
                                               ===========================

Deferred income taxes as of May 31, 2000 and 1999 reflect the impact of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. As of May 31, 2000 and 1999, principal components of deferred tax items were as follows:


(In thousands)                                            2000            1999
------------------------------------------------------------------------------
Deferred tax assets:
   Accrued non-recurring charges                       $21,402         $ 5,932
   Projected loss on discontinued operations            16,583               -
   Net operating loss and credit
     carryforwards                                      14,027          17,413
   Write-down of investment                              4,493               -
   Accrued expenses                                      2,329           5,247
   Employee benefit plans                                1,065           1,286
   Acquired intangibles                                      -           3,396
   Other                                                 1,916            (854)
   Valuation allowance                                  (1,687)         (1,687)
                                                       -----------------------
                                                        60,128          30,733
Deferred tax liabilities:
   Property and equipment                               11,472          10,745
   Unbilled accounts receivable                              -           4,166
   Acquired intangibles                                  1,416               -
   Prepaid expenses                                        766             668
                                                       -----------------------
                                                        13,654          15,579
                                                       -----------------------
Net deferred tax asset                                  46,474          15,154

Less: Current deferred tax asset                        19,630           1,191
                                                       -----------------------
Non-current deferred tax asset                         $26,844         $13,963
                                                       =======================

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of a portion of the operating loss and credit carryforwards is considered by management to be uncertain. The Company has established valuation allowances for a portion of these tax assets. Net operating loss and credit carryforwards expire between the years 2001 and 2018.


Note 10 - Long-Term Debt

As of May 31, 2000 and 1999, long-term debt consisted of the following:

(In thousands)                                                         2000           1999
------------------------------------------------------------------------------------------
Mortgage payable - due in monthly installments until
    May 15, 2005 with interest at 6.87%                            $  3,195       $  3,362
Convertible notes mature on November 1, 2003                        143,750        143,750
Promissory notes issued in consideration for acquisitions:
    Electronic Data Systems Corporation                                   -          6,000
    Spring Anesthesia Group, Inc. - 7.6% due August 2003              5,500          5,500
    Hadley Hutt Computing Ltd. - 6.97% due June 2003                    209            226
                                                                   -----------------------
                                                                    152,654        158,838
Less:  current maturities                                               159          6,148
                                                                   -----------------------
Long-term debt                                                     $152,495       $152,690
                                                                   =======================


On November 6, 1996, the Company issued convertible notes ("the Notes"), providing $139.7 million in proceeds, net of $4.1 million in debt issuance costs. The issuance costs are included in other assets and are being amortized over the life of the Notes. The Notes are unsecured subordinated obligations of the Company, $143.8 million aggregate principal amount, and will mature on
November 1, 2003.   The Notes bear interest at 5% per annum and are convertible into approximately 2,752,000 shares of common stock at $52.23 per share at any time prior to maturity. Subsequent to November 1, 1999, the Notes are redeemable at the option of the Company, in whole or in part, initially at 102.857% and thereafter at prices declining to 100% at maturity, together with accrued interest.

On April 29, 1999, the Company assumed a mortgage payable in connection with the purchase of an office building. The mortgage is due in monthly installments with a fixed rate of 6.87% per annum with the final installment due on May 15, 2005. This final installment includes a balloon payment of $2.4 million.

Scheduled maturities of the Company's long-term debt during the years subsequent to May 31, 2000 are as follows: $.2 million in 2001; $.2 million in 2002; $.2 million in 2003; $149.7 million in 2004; and $2.5 million in 2005.

Note 11 - Shareholders' Equity

Stock Option Plans - On October 28, 1999, the Company adopted a stock-based
------------------
compensation plan, the 2000 Long-Term Incentive Plan (the "2000 Plan"). The aggregate number of shares of Common Stock reserved and available for awards is 1,000,000 shares, plus an annual increase to be added on the last day of the Company's fiscal year, in each year, beginning in 2000 and ending in 2004. The 2000 Plan authorizes the granting of awards to employees, officers and directors of the Company or its subsidiaries in the following forms: (i) options to purchase shares of Common Stock, as the case may be, which may be incentive stock options or nonqualified stock options, (ii) stock appreciation rights ("SARs"); (iii) performance shares; (iv) restricted stock; (v) dividend equivalents; (vi) other stock-based awards; or (vii) any other right or interest relating to Common Stock or cash. During fiscal 2000, the Company has only granted awards in the forms of options and restricted stock. Not more than 15% of the total authorized shares may be granted as awards of restricted stock or unrestricted stock awards. Shares awarded under the restricted portion of the plan are held in escrow and released to the grantee upon the grantee's satisfaction of conditions of the grantee's restricted stock agreement. Awards are recorded as deferred compensation, a reduction of shareholders' equity based on the quoted fair market value of the Company's common stock at the award date. Compensation expense is recognized ratably during the escrow period of the award. Options may be issued at, below, or above the fair market value of the common stock at the time of grant. No awards have been granted below the fair market value since the 2000 Plan's inception. Options granted become exercisable in various annual increments and terminate over a period not to exceed 10 years.

The Company has two employee stock option plans, the 1997 Stock Option Plan ("the 1997 Plan") and the 1987 Stock Option Plan ("the 1987 Plan"), that provide for the granting of options to certain officers and key employees to purchase the Company's common stock. No additional options will be granted under either plan. Options granted become exercisable in various annual increments and terminate over a period not to exceed 10 years.

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

Additionally, as a result of the merger with PHSS on December 19, 1997, the Company has the Physician Support Systems, Inc. Stock Option Plan and the Synergistic Systems, Inc. Stock Option Plan ("the PHSS Plans"). However, no additional options will be granted under the PHSS Plans. All options issued under the PHSS Plans have an exercise price of not less than 100% of the fair market value of a share of the Company's common stock on the date of the grant, vest over five years and must be exercised within 10 years from the date of the grant. Each PHSS option outstanding on December 19, 1997 was converted to .435 options to receive the Company's common stock.

Other Stock Plans - The Company has an Employee Stock Purchase Plan under which
-----------------
the sale of 1,350,000 shares of its common stock has been authorized. Employees may designate up to the lesser of $25,000 or 20% of their annual compensation for the purchase of stock. The price for shares purchased under the plan is the lower of 85% of market value on the first day or the last day of the purchase period. At May 31, 2000, 1,227,366 shares have been issued under this plan, with 122,634 shares reserved for future issuance.

The Company's 1983 Restricted Stock Plan ("the Restricted Plan") authorizes shares of the Company's common stock to be awarded to key employees. No additional shares will be awarded under the Restricted Plan. Shares previously awarded under the Restricted Plan are held in escrow and released to the grantee upon the grantee's satisfaction of conditions of the grantee's restricted stock agreement. Awards are recorded as deferred compensation, a reduction of shareholders' equity based on the quoted fair market value of the Company's common stock at the award date. Compensation expense is recognized ratably during the escrow period of the award.

Under the 1983 Restricted Stock Plan and the 2000 Long-Term Incentive Plan, there were 311,850, 83,138 and 44,111 shares of the Company's common stock awarded as restricted stock during fiscal years 2000, 1999 and 1998, respectively. These awards have restriction periods of one to four years. As of May 31, 2000, 306,651 shares remained in escrow. The Company expensed $3.4 million, $1.4 million and $.6 million for the years ended May 31, 2000, 1999 and 1998, respectively, in connection with the Restricted Plans.

Transactions under the Stock Option Plans are summarized as follows:

                                                                     Non-Employee Directors
                                            1987 Plan                        Plan
                                   -------------------------------------------------------------
                                                      Weighted                       Weighted
                                   Shares Under        Average      Shares Under      Average
                                      Option           Option          Option         Option
                                                      Price Per                      Price Per
                                                       Share                          Share
------------------------------------------------------------------------------------------------
Outstanding at May 31, 1997             2,469,832           17.21        245,000           16.14
  Granted                                 212,950           37.56         25,000           36.94
  Exercised                              (279,417)          11.16        (25,500)          12.48
  Expired or terminated                  (131,382)          28.36              -               -
------------------------------------------------------------------------------------------------
Outstanding at May 31, 1998             2,271,983           19.21        244,500           18.65
  Granted                                       -               -         20,000           33.88
  Exercised                              (220,073)          11.64        (27,000)          16.64
  Expired or terminated                  (114,585)          37.59        (14,000)          35.01
------------------------------------------------------------------------------------------------
Outstanding at May 31, 1999             1,937,325           18.98        223,500           19.23
  Granted                                       -               -         29,000           29.25
  Exercised                              (298,452)           9.58        (45,000)          14.71
  Expired or terminated                   (63,923)          30.52              -               -
------------------------------------------------------------------------------------------------
Outstanding at May 31, 2000             1,574,950           20.30        207,500           21.61
------------------------------------------------------------------------------------------------
Exercisable at May 31, 2000             1,186,117           17.01        131,250           14.91
------------------------------------------------------------------------------------------------
Available for future grants                     -                        157,500
------------------------------------------------------------------------------------------------

                                            1997 Plan                       PHSS Plans
                                   -------------------------------------------------------------
                                                       Weighted                       Weighted
                                    Shares Under        Average      Shares Under      Average
                                       Option           Option          Option         Option
                                                       Price Per                      Price Per
                                                        Share                          Share
------------------------------------------------------------------------------------------------
Outstanding at May 31, 1997                     -               -        311,317           34.48
  Granted                                 142,800           33.81         20,515           36.77
  Exercised                                     -               -        (84,517)          25.71
  Expired or terminated                   (28,000)          35.50         (5,544)          32.20
------------------------------------------------------------------------------------------------
Outstanding at May 31, 1998               114,800           33.40        241,771           37.79
  Granted                                 817,075           35.88              -               -
  Exercised                                     -               -        (62,442)          31.05
  Expired or terminated                   (38,325)          34.09              -               -
------------------------------------------------------------------------------------------------
Outstanding at May 31, 1999               893,550           35.63        179,329           40.14
  Granted                                 322,525           25.45              -               -
  Exercised                                     -               -        (14,167)          27.91
  Expired or terminated                  (237,066)          33.36       (121,306)          42.18
------------------------------------------------------------------------------------------------
Outstanding at May 31, 2000               979,009           32.83         43,856           38.46
------------------------------------------------------------------------------------------------
Exercisable at May 31, 2000                54,610           36.00         43,856           38.46
------------------------------------------------------------------------------------------------
Available for future grants                     -                              -
------------------------------------------------------------------------------------------------

                                             2000 Plan
                                   ------------------------------
                                                      Weighted
                                   Shares Under        Average
                                      Option           Option
                                                      Price Per
                                                       Share
-----------------------------------------------------------------
Outstanding at May 31, 1999
  Granted                                 824,200           25.48
  Exercised                                     -               -
  Expired or terminated                    (5,880)          31.48
-----------------------------------------------------------------
Outstanding at May 31, 2000               818,320           25.44
-----------------------------------------------------------------
Exercisable at May 31, 2000                     -               -
-----------------------------------------------------------------
Available for future grants             1,301,990
-----------------------------------------------------------------

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant dates:

                                 1987 Plan                        Non-Employee Director Plan
                  -------------------------------------------------------------------------------
                       Number    Weighted      Weighted        Number      Weighted    Weighted
Exercise Price           of       Average       Average          of         Average     Average
    Range              Shares      Price      Contractual      Shares        Price    Contractual
                                                 Life                                    Life
-------------------------------------------------------------------------------------------------
$ 6.50 - $ 9.17        205,925       $ 6.79    2.1 years        67,500       $ 8.10    1.8 years
$ 9.67 - $14.33        448,186        10.50    3.5 years        30,000        10.83    3.5 years
$18.13 - $22.54        398,460        21.15    5.0 years             -            -      -
$24.48 - $34.38        312,667        28.62    5.3 years        60,000        27.73    7.4 years
$35.99 - $53.27        190,673        38.09    6.9 years        50,000        38.97    6.9 years
$56.15 - $78.47         19,039        64.17    2.4 years             -            -      -

                                 1997 Plan                                PHSS Plans
                  -------------------------------------------------------------------------------
                       Number    Weighted      Weighted        Number      Weighted    Weighted
Exercise Price           of       Average       Average          of         Average     Average
    Range              Shares      Price      Contractual      Shares        Price    Contractual
                                                 Life                                    Life
-------------------------------------------------------------------------------------------------
$15.25 - $22.54              -            -      -              11,853       $18.39    6.9 years
$23.28 - $32.63        629,315        29.40    8.8 years             -            -      -
$35.20 - $50.00        349,694        39.01    8.5 years        32,003        45.89    6.4 years

                                 2000 Plan
                  ---------------------------------------
                       Number    Weighted      Weighted
Exercise Price           of       Average       Average
 Range                 Shares      Price      Contractual
                                                 Life
---------------------------------------------------------
$22.19 - $22.54       382,050     $22.19      10.0 years
$23.88 - $33.00       369,070      26.79       9.7 years
$35.20 - $36.50        67,200      36.50       9.5 years

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

(In thousands, except per share data)                 2000               1999             1998
----------------------------------------------------------------------------------------------
Net income (loss):
   As reported                                    $(40,165)           $71,437         $(61,326)
   Pro forma                                       (44,461)            68,250          (63,796)
Basic earnings (loss) per share:
   As reported                                       (1.21)              2.12            (1.90)
   Pro forma                                         (1.34)              2.02            (1.98)
Diluted earnings (loss) per share:
   As reported                                       (1.21)              2.02            (1.90)
   Pro forma                                         (1.34)              1.97            (1.98)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants during the respective fiscal year:

                                                      2000               1999              1998
                                                  ---------------------------------------------
1987 Plan
    Risk-free interest rates                             -                  -              6.3%
    Expected dividend yields                             -                  -              0.8%
    Expected lives                                       -                  -           7 years

Non-employee Directors Plan
    Risk-free interest rates                           6.6%               4.5%             4.2%
    Expected dividend yields                           1.3%               0.9%             0.6%
    Expected lives                                 10 years           10 years         10 years

                                       2000             1999              1998
                                   --------------------------------------------
1997 Plan
    Risk-free interest rates            6.3%             4.7%              5.8%
    Expected dividend yields            1.1%             0.9%              0.9%
    Expected lives                   7 years          7 years           7 years

PHSS Plan
    Risk-free interest rates              -                -               6.0%
    Expected dividend yields              -                -               0.8%
    Expected lives                        -                -            7 years

2000 Plan
    Risk-free interest rates            6.5%               -                 -
    Expected dividend yields            1.0%               -                 -
    Expected lives                   7 years               -                 -

Employee Stock Purchase Plan
    Risk-free interest rates            5.5%             4.4%              5.5%
    Expected dividend yields            1.4%             1.0%              0.8%
    Expected lives                    1 year           1 year            1 year

Expected volatility-all plans            50%              40%               40%

Note 12 - Segment Information

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

The accounting policies of the operating segments are generally the same as those described in the summary of significant accounting policies. Corporate overhead directly related to segment operations is allocated to the segments based on various methodologies (i.e., percentage of revenue, square footage, headcount, etc.). These various methodologies allow the Company to equitably allocate overhead costs based on the demands of the individual departments. Gains or losses arising from business divestitures, restructuring, asset impairment charges, interest expense on general corporate debt, and income taxes are not allocated to the segments incurring them for internal evaluation purposes. As discussed in Note 13, substantially all of the Non-recurring, restructuring and impairment charges relate to the Health Information Services Segment. Net assets of discontinued operations are included in the All Other and Corporate segment. Revenues are attributed to geographic region based on the location of the business unit processing the transactions. No individual foreign country accounted for more than 10% of consolidated revenues in any period presented.

The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) is defined as operating income plus depreciation and amortization, restructuring and impairment and non-recurring charges. This statistic and its results as a percentage of revenue may not be comparable to similarly titled measures reported by other companies. However, management believes this statistic is a relevant measurement and provides a comparable operating income/cash earnings measure, excluding the impact of the amortization of acquired intangibles, potential timing differences associated with capital expenditures and the related depreciation charges, restructuring and impairment and non-recurring charges.

                                                                      Restructuring
                                         Health                            and              All Other
Year Ended May 31, 2000               Information                      Impairment              and
(In thousands)                          Services       eCommerce         Charges            Corporate       Totals
--------------------------------------------------------------------------------------------------------------------
Revenues                                $345,673        $340,033         $      -            $      -      $685,706

Depreciation and amortization             29,084          20,644                -               2,135        51,863

EBITDA                                    84,534          88,869                -             (11,552)      161,851

Income (loss) before income tax
 and discontinued operations              54,205          63,380          (34,393)            (28,758)       54,434

Segment assets                           348,820         274,175                 -             80,581       703,576

                                         Health
Year Ended May 31, 1999               Information                     Non-Recurring      All Other and
(In thousands)                          Services       eCommerce         Charges           Corporate         Totals
-------------------------------------------------------------------------------------------------------------------------
Revenues                               338,996        $330,051         $       -           $      -         $669,047

Depreciation and Amortization           26,694          20,765                 -              2,155           49,614

EBITDA                                  97,560         100,669                 -             (9,839)         188,390

Income (loss) before income tax
 and discontinued operations            70,504          74,808                 -            (22,990)         122,322


Segment assets                         433,266         259,272                 -             56,059          748,597

                                         Health
Year Ended May 31, 1998               Information                     Non-Recurring      All Other and
(In thousands)                          Services       eCommerce         Charges           Corporate         Totals
-------------------------------------------------------------------------------------------------------------------------
Revenues                               249,147        $291,546         $       -           $      -         $540,693

Depreciation and Amortization           20,771          19,211                 -              1,951           41,933

EBITDA                                  64,322          83,795                 -            (10,642)         137,475

Income (loss) before income tax
 and discontinued operations            43,273          60,905          (120,163)           (20,541)         (36,526)

Segment Assets                         415,098         254,799                 -             42,247          712,144

     Note 13 -Non-recurring, Restructuring and Impairment Charges and Other Unusual Expenses:

          During the second quarter of fiscal year 2000, the Company updated its Health Information Services strategy. This included evaluation of the Company's current product and service offerings in light of changing market and technological environments, as well as their leverage ability with related product and service offerings. The decision was made to focus management attention on the core value-added network, information management, and strategic point-of-service provider systems and related Internet initiatives. This decision led to the evaluation of business areas, products and services, the assets needed as part of the business strategy, their current and projected revenue and profit growth rates, resource requirements, as well as management time demands. This resulted in the identification of obsolete and/or non-strategic product offerings. The Company has already executed the first step in this plan via the sale of part of its dental systems product line during the second quarter.

     Accordingly, actions were initiated on non-core products and services which included acceleration of clearing house integration, consolidation of locations, associated staff and expense reductions, and elimination of obsolete and redundant product and service offerings. Total charges related to the restructuring and asset impairment were $34.4 million and are categorized as follows:

     (in thousands)                                         Total          Cash          Non-cash
---------------------------------------------------------------------------------------------------
     Impairment of goodwill and other intangibles          $15,972       $     -          $15,972
     Impairment of property and equipment                    6,908             -            6,908
     Closed or planned closings of facilities                6,100         6,100                -
     Estimated costs for settlements on contracts            3,236         2,236            1,000
     Severance and related costs                             2,177         2,177                -
                                                        -------------------------------------------
            Total                                          $34,393       $10,513          $23,880
                                                        ===========================================

     The items considered cash items were accrued at the time the charges were incurred. In addition, the Company expects additional charges will be incurred during the next six months as additional actions are finalized and implemented.

     During the second quarter of fiscal 2000, the Company evaluated whether events and circumstances had occurred that indicated the carrying amount of property and equipment or goodwill and other intangibles may warrant revision or may not be recoverable. The Company uses an estimate of the future undiscounted net cash flows associated with the asset over the remaining life of the asset in measuring whether the long-lived asset is recoverable. Management believes this approach is consistent with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). As a result, it was determined the above impairment losses should be recognized under SFAS 121.

     The charges relating to facilities represent the locations that are either already closed or have management approved plans to close within the next six months. These charges include future minimum lease and operating payments, commencing upon the planned exit timing, for all noncancelable leases under remaining terms of the 15 locations identified, net of current and estimated future sublease income. The charges also include facility exit costs. Normal lease payments and operating costs will continue to be charged to operating expenses prior to actually vacating the specific facilities.

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

     As of May 31, 2000, $4.4 million of the cash portion of the restructuring charges remains accrued as a current liability and $2.2 million is accrued as a long-term liability in the respective other liabilities sections of the balance sheet as follows:


                                                     Original       Payments                  Long-
     (In thousands)                                   Total         To Date       Current     Term
-----------------------------------------------------------------------------------------------------
     Closed or planned closings of facilities        $ 6,100         $1,768       $2,512      $1,820
     Estimated costs for settlements on
     contracts                                         2,236            498        1,738           -

     Severance and related costs                       2,177          1,621          169         387
                                                  ---------------------------------------------------
             Total                                   $10,513         $3,887       $4,419      $2,207
                                                  ===================================================

     Additionally, as a result of business events and information arising during the second quarter, management evaluated certain significant business risks and exposures that included bankrupt accounts and customer disputes. This evaluation resulted in the Company recording unusual expenses of $13.3 million in the second quarter of fiscal 2000. This amount consisted of: accounts receivable write-off of $8.0 million; allowance increases of $2.0 million; litigation settlement expenses of $1.3 million; write-off of $0.8 million of prepaid expenses and $1.2 million of accrued expenses.

     Based on the decision to divest PHSS and move it to discontinued operations during the third quarter, approximately $2.2 million of these unusual sales, general and administrative expenses were related to the PHSS operation and are reflected in the results of the discontinued operations.

     Accordingly, the results of the year ended May 31, 2000 include approximately $45.5 million of charges related to restructuring and asset impairment ($34.4 million) and other unusual expenses ($11.1 million). These unusual expenses are included in the sales, general and administrative expenses ($9.2 million) and cost of services ($1.9 million).

     In connection with the December 1997 mergers with PHSS and Source (Note 2), the Company incurred a non-recurring, pre-tax charge of $120.2 million. Included in this charge was $67.0 million for in-process research and development, $32.4 million for asset impairment, and $20.8 million for merger related expenses ($14.3 million of cash items and $6.5 million, non-cash). The in-process research and development charge, asset impairment and portions of the merger related expenses were considered non-cash items, totaling $110.3 million. The cash merger related expenses were either paid at the time of the merger or accrued at the time the expenses were incurred. Assets impaired included intangible assets and capitalized software.

     In fiscal 1998, as a result of the Source and PMSI acquisition, the Company obtained an independent third party valuation of the research and development activities of the acquired companies. The valuation determined that $67.0 million of the acquired companies' projects represented in-process research and development that was not capitalizable under generally accepted accounting principles.

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

     As of May 31, 2000, $0.4 million remains accrued under the 1998 non-recurring charges, expending $0.6 million, primarily for severance costs during the fiscal year. The remaining accruals (primarily for severance costs) are included as part of the net assets of discontinued operations. (See Note 3). As of May 31, 1999, $1.0 million remains accrued under the 1998 non-recurring charges, expending $3.9 million, primarily for severance costs, during the fiscal year


     Note 14 - Related Party Transactions

     In connection with the fiscal 1996 purchase of Merchant Automated Point of Sale Program ("MAPP") from MasterCard International Incorporated, MasterCard holds a 7.5% minority interest in Global Payment Systems LLC. MasterCard provides certain services for the MAPP business unit. For the years ended May 31, 2000, 1999 and 1998, the Company incurred expenses of approximately $.2 million, $3.0 million and $6.8 million, respectively, related to these services.

     Also, during fiscal 1996, National Data Payment Systems, Inc., a subsidiary of the Company, formed an alliance with Comerica Bank and purchased 51% ownership interest in NDPS Comerica Alliance, LLC. There are agreements in place for the Company to reimburse Comerica Bank for any expenses incurred on behalf of the alliance. For the years ended May 31, 2000, 1999 and 1998, the Company incurred expenses of approximately $.9 million, $.6 million and $.6 million, respectively, related to these services.

     Legal services provided by related parties were $.9 million, $.7 million, and $.8 million for the years ended May 31, 2000, 1999 and 1998, respectively.

     Note 15 - Lease Obligations

     The Company conducts a major part of its operations using leased facilities and equipment. Many of these leases have renewal and purchase options and provide that the Company pay the cost of property taxes, insurance and maintenance.

     Rent expense on all operating leases for fiscal 2000, 1999 and 1998 was approximately $16.0 million, $15.7 million and $15.1 million, respectively.

     Future minimum lease payments for all noncancelable leases at May 31, 2000 were as follows:

                                                                      Capital     Operating
(In thousands)                                                        Leases       Leases
--------------------------------------------------------------------------------------------
                                                          2001       $ 9,134        $16,842
                                                          2002         4,948         11,835
                                                          2003         1,754          6,173
                                                          2004           386          3,323
                                                          2005             -          2,389
                                                    Thereafter             -          3,846
                                                                  --------------------------
     Total future minimum lease payments                              16,222        $44,408
                                                                                  ==========
     Less: amount representing interest                                1,394
                                                                  -----------
     Present value of net minimum lease payments                      14,828
     Less: current portion                                             8,703
                                                                  -----------
     Long-term obligations under capital leases at May 31, 2000      $ 6,125
                                                                  ===========

     Note 16 - Commitments and Contingencies

     The Company is party to a number of claims and lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on the Company's financial position, liquidity or results of operations.

     The Company has a $125.0 million committed line of credit primarily to fund the Company's acquisition and other short-term financing requirements. This includes a $15.0 million line of credit to fund working capital requirements. The lines of credit are not secured. These agreements require the Company to maintain certain financial ratios and contain other restrictive covenants. As of May 31, 2000 and 1999, there was $68.5 million and $35.0 million, respectively, outstanding under the lines of credit and the Company was in compliance with all restrictive covenants. The committed line of credit expires in 2002.

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

     The Company also has a check guarantee business. Similar to the credit card business, the Company charges its merchants a percentage of the gross amount of the check and guarantees payment of the check to the merchant in the event the check is not honored by the checkwriter's bank. As a result, the Company incurs operational charges in this line of business. The Company has the right to collect the full amount of the check from the checkwriter but has not historically recovered 100% of the guaranteed checks. The Company establishes reserves for this activity based on historical and projected loss experiences. Expenses of $10.1 million, $8.5 million and $8.8 million were recorded for fiscal 2000, 1999 and 1998, respectively, for these reserves.

     In connection with the Company's acquisition of merchant credit card operations of banks, the Company has also entered into depository and processing agreements ("the Agreements") with certain of the banks. The Agreements allow the Company to use the banks' "Bank Identification Number" ("BIN") to clear credit card transactions through VISA and MasterCard. Certain Agreements contain financial covenants, and the Company was in compliance with all such covenants as of May 31, 2000 or had obtained a verbal waiver of such covenants. In management's opinion, the Company would be able to obtain alternative BIN agreements without material harm to the Company in the event of the termination of these Agreements.

     Note 17 - Supplemental Cash Flow Information

     Supplemental cash flow disclosures and non-cash investing and financing activities for the years ended May 31, 2000, 1999 and 1998 are as follows:

     (In thousands)                                                2000         1999        1998
     ---------------------------------------------------------------------------------------------
     Supplemental cash flow information:
       Income taxes paid, net of refunds                         $ 6,570      $34,256     $32,023
       Interest paid                                              17,012       14,140      11,424
     Supplemental non-cash investing and financing activities:
       Capital leases entered into in exchange for property        2,112       19,901      10,426
         and equipment                                                 -        3,362           -
       Mortgage assumed with purchase of office building           7,000            -           -
       Investment in MedicaLogic/Medscape, Inc.

In fiscal 2000, 1999 and 1998, the Company acquired various businesses that were accounted for as purchases (see Note 2). In conjunction with these transactions, liabilities were assumed as follows:

(In thousands)                                                   2000          1999          1998
--------------------------------------------------------------------------------------------------
Fair value of assets acquired                                  $46,160       $10,473      $209,128
Notes and deferred payments                                     (6,000)            -        (1,528)
Stock issued                                                         -             -       (92,748)
Cash acquired                                                     (902)            -        (1,982)
Liabilities assumed                                             (1,160)       (2,418)      (49,757)
                                                    ----------------------------------------------
Cash paid for acquisitions                                     $38,098       $ 8,055      $ 63,113
                                                    ==============================================

Note 18 - Quarterly Consolidated Financial Information  (Unaudited)

(In thousands, except per share data)                                   Quarter Ended
---------------------------------------------------------------------------------------------------
                                       August 31       November 30       February 28       May 31
                                       ---------       -----------       -----------       ------
Fiscal Year 2000
----------------
Revenue                                   $175,548          $169,201         $167,695       $173,262
Restructuring and impairment
  charge                                         -            34,393                -              -
Operating income (loss)                     36,362           (17,055)          27,751         28,537
Income (loss) before discontinued
  operations                                20,837           (13,145)          14,740          9,452
Discontinued operations                    (15,900)           (2,323)         (13,546)       (40,280)
Net income                                   4,937           (15,468)           1,194        (30,828)

Basic earnings (loss) per share:
Income (loss) before discontinued
  operations                                   .62              (.39)             .45            .29
Discontinued operations                       (.47)             (.07)            (.41)         (1.23)
Basic earnings (loss) per share                .15              (.46)             .04           (.94)

Diluted earnings (loss) per share:
Income (loss) before discontinued
  operations                                   .58              (.39)             .44            .28
Discontinued operations                       (.47)             (.07)            (.41)         (1.23)
Diluted earnings (loss) per share              .14              (.46)             .04           (.94)

                                                       Quarter Ended
---------------------------------------------------------------------------------------------------
                                       August 31       November 30      February 28       May 31
                                       ---------       -----------      -----------       ------
Fiscal Year 1999
----------------
Revenue                                   $163,738          $162,989         $165,437      $176,883
Operating income                            33,310            30,908           33,433        41,128
Income before discontinued
  operations                                17,841            16,552           17,894        22,911
Discontinued operations                     (1,518)             (815)             792        (2,220)
Net income                                  16,323            15,737           18,686        20,691

Basic earnings per share:
Income before discontinued                     .53               .49              .53           .68
  operations
Discontinued operations                       (.04)             (.02)             .02          (.07)
Basic earnings per share                       .48               .47              .55           .61

Diluted earnings per share:
Income before discontinued                     .51               .48              .50           .64
  operations
Discontinued operations                       (.04)             (.02)             .02          (.07)
Diluted earnings per share                     .47               .45              .52           .58

Note 19 - Subsequent event (Unaudited)

On July 20, 2000 the Company announced it has entered into definitive agreements for the sale of its Physician and Hospital Support Services business, and its related Hospital Management Services units. Under the terms of the agreements, NDC Health Information Services will receive $20.0 million in cash. This transaction is subject to customary closing conditions, including expiration of the waiting period under the Hart-Scott-Rodino Anti-Trust Improvements Act.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To National Data Corporation:

We have audited the accompanying consolidated balance sheets of National Data Corporation (a Delaware corporation) and subsidiaries as of May 31, 2000 and 1999 and the related consolidated statements of income (loss), changes in shareholders' equity, and cash flows for each of the three years in the period ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Data Corporation and subsidiaries as of May 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the consolidated financial statements, effective June 1, 1999, the Company changed the method of revenue recognition in its Physicians Management Services business.

/s/  Arthur Andersen LLP
     Atlanta, Georgia
     July 14, 2000

                           NATIONAL DATA CORPORATION
                           CONSOLIDATED SCHEDULE II
                       Valuation and Qualifying Accounts

-----------------------------------------------------------------------------------------------------------------
(In thousands)

Column A                           Column B           Column  C                      Column D        Column E
                                                      1               2
                                   Balance at      Charged to                     Uncollectible     Balance at
                                   Beginning       Costs and       Acquired          Accounts          End
Description                        of Period        Expenses       Balances         Write-Off       of Period
Trade Receivable Allowances
May 31, 1998                          2,868         $ 5,890          $619            $ 5,620           $3,757

May 31, 1999                          3,757           3,069             -              1,642            5,184

May 31, 2000                          5,184          16,507             -             13,144            8,547

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE

We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements included in National Data Corporation's annual report to shareholders in this Form 10-K and have issued our report thereon dated July 14, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index on page 35 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/  Arthur Andersen LLP
Atlanta, Georgia
July 14, 2000

                           NATIONAL DATA CORPORATION
                                   FORM 10-K
                               INDEX TO EXHIBITS


Exhibit
Numbers                   Description

(iv) Certificates of Amendment to Certificate of Incorporation of the Registrant, dated March 22, 1999; May 26, 1999; June 21, 1999 and June 30, 2000.

(viii) Fifth Amendment dated September 29, 1999 to the Credit Agreement dated as of December 19, 1997, among the Registrant, Bank One, NA (formerly The First National Bank of Chicago), as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein.

(ix) Sixth Amendment dated April 13, 2000 to the Credit Agreement dated as of December 19, 1997, among the Registrant, Bank One, NA (formerly The First National Bank of Chicago), as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein.


(21)      Subsidiaries of the Registrant.

(23)      Consent of Independent Public Accountants

(27)      Financial Data Schedule (for SEC use only)

(99.1)    Safe Harbor Compliance Statement For Forward-Looking Statements