Form 10-Q
period 2000-08-31
NATIONAL DATA CORP
filed 2000-10-13
CIK 70033

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

            [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For Quarterly Period Ended August 31, 2000
                                             ---------------

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

                                     NONE
          -----------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last year)

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

               Common Stock, Par Value $.125 - 32,864,017 shares
             -----------------------------------------------------
                       Outstanding as of October 6, 2000
                     -------------------------------------

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NATIONAL DATA CORPORATION

(In thousands, except per share data)
----------------------------------------------------------------------------------------------------------

                                                                      Three Months Ended August 31,
                                                              --------------------------------------------
                                                                      2000                    1999
                                                              --------------------    --------------------
Revenues                                                                  $173,065                $175,548
----------------------------------------------------------------------------------------------------------

Operating expenses:
     Cost of service                                                        84,485                  83,719
     Sales, general and administrative                                      57,811                  55,467
                                                              --------------------------------------------
                                                                           142,296                 139,186
                                                              --------------------------------------------

Operating income                                                            30,769                  36,362
----------------------------------------------------------------------------------------------------------

Other income (expense):
     Interest and other income                                                 717                   1,669
     Interest and other expense                                             (3,750)                 (3,081)
     Minority interest in earnings                                          (1,427)                 (1,071)
                                                              --------------------------------------------
                                                                            (4,460)                 (2,483)
                                                              --------------------------------------------

Income before income taxes and discontinued operations                      26,309                  33,879
Provision for income taxes                                                  10,129                  13,042
----------------------------------------------------------------------------------------------------------

Income before discontinued operations                                       16,180                  20,837
Discontinued operations including cumulative change in
accounting principle of $(13,760) in 1999, net of income
taxes                                                                            -                 (15,900)
----------------------------------------------------------------------------------------------------------
     Net income                                                           $ 16,180                $  4,937
                                                              --------------------------------------------


Basic earnings (loss) per share:
     Income before discontinued operations                                $   0.49                $   0.62
                                                              --------------------------------------------
     Discontinued operations                                              $      -                $  (0.47)
                                                              --------------------------------------------
     Basic earnings per share                                             $   0.49                $   0.15
                                                              --------------------------------------------

Diluted earnings (loss) per
 share:
     Income before discontinued operations                                $   0.48                $   0.58
                                                              --------------------------------------------
     Discontinued operations                                              $      -                $  (0.47)
                                                              --------------------------------------------
     Diluted earnings per share                                           $   0.48                $   0.14
                                                              --------------------------------------------

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NATIONAL DATA CORPORATION

(In thousands)
--------------------------------------------------------------------------------

                                                                           Three Months Ended August 31,
                                                                          ------------------------------
                                                                               2000            1999
                                                                               ----            ----
Cash flows from operating activities:
   Net income                                                             $   16,180          $    4,937
   Adjustments to reconcile net income to cash provided by
    operating activities before changes in assets and liabilities:
     Loss on discontinued operations                                               -              15,900
     Depreciation and amortization                                             6,937               7,488
     Amortization of acquired intangibles and goodwill                         6,271               5,779
     Minority interest in earnings                                             1,427               1,071
     Provision for bad debts                                                     622               1,231
     Gain on sale of marketable securities                                         -              (1,537)
     Other, net                                                                1,192              (1,988)
                                                                          ------------------------------
   Subtotal                                                                   32,629              32,881
                                                                          ------------------------------
   Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:
             Accounts receivable, net                                         (1,084)            (18,226)
             Merchant processing working capital                               4,768              (7,205)
             Inventory                                                        (1,022)               (726)
             Prepaid expenses and other assets                                (2,359)             (2,925)
             Accounts payable and accrued liabilities                         (6,503)                424
             Deferred income                                                   6,025               5,559
             Income taxes                                                      8,679               6,972
                                                                          ------------------------------
   Net cash provided by operating activities                                  41,133              16,754
                                                                          ------------------------------
Cash flows from investing activities:
   Capital expenditures                                                       (9,047)             (6,895)
   Business acquisitions, net of acquired cash                               (10,227)                  -
   Business divestiture and sale of marketable securities                     20,000               2,912
   Purchase of investment                                                    (11,756)            (10,045)
                                                                          ------------------------------
   Net cash used in investing activities                                     (11,030)            (14,028)
                                                                          ------------------------------
Cash flows from financing activities:
   Net borrowings (repayments) under lines of credit                          (9,500)              1,000
   Net principal payments under capital lease arrangements
    and other long-term debt                                                  (2,136)             (8,714)
   Net stock activities                                                       (1,065)              1,141
   Distributions to minority interests                                        (1,148)             (1,194)
   Dividends paid                                                             (2,459)             (2,543)
                                                                          ------------------------------
   Net cash used in financing activities                                     (16,308)            (10,310)
                                                                          ------------------------------
Net cash provided by (used in) discontinued operations                        (6,930)              6,341
                                                                          ------------------------------
Increase (decrease) in cash and cash equivalents                               6,865              (1,243)
Cash and cash equivalents, beginning of period                                 4,555               3,414
                                                                          ------------------------------
Cash and cash equivalents, end of period                                  $   11,420          $    2,171
                                                                          ==============================

See Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
NATIONAL DATA CORPORATION AND SUBSIDIARIES

(In thousands, except share and per share data)
--------------------------------------------------------------------------------

                                                                                            August 31,             May 31,
                                                                                               2000                 2000
                                                                                            ----------            ----------
                                                                                            (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                                 $   11,420            $    4,555

  Billed accounts receivable                                                                    93,959               103,590
  Unbilled accounts receivable                                                                   2,745                 4,611
  Allowance for doubtful accounts                                                               (7,978)               (8,547)
                                                                                            ----------            ----------
     Accounts receivable, net                                                                   88,726                99,654
                                                                                            ----------            ----------
  Income tax receivable                                                                              -                 2,942
  Inventory                                                                                      8,746                 8,558
  Net merchant processing receivable                                                            15,718                20,486
  Deferred income taxes                                                                         19,665                19,630
  Prepaid expenses and other current assets                                                     18,829                15,524
                                                                                            ----------            ----------
      Total current assets                                                                     163,104               171,349
                                                                                            ----------            ----------

Property and equipment, net                                                                     96,633                97,930
Intangible assets, net                                                                         382,160               388,526
Deferred income taxes                                                                           26,844                26,844
Investment                                                                                      37,612                10,948
Other                                                                                            7,312                 4,676
Net assets of discontinued operations                                                                -                 3,303
                                                                                            ----------            ----------

Total Assets                                                                                $  713,665            $  703,576
                                                                                            ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                            $   59,000            $   68,500
  Current portion of long-term debt                                                                161                   159
  Obligations under capital leases                                                               8,779                 8,703
  Accounts payable and accrued liabilities                                                      78,210                80,220
  Income tax payable                                                                             5,741                     -
  Deferred income                                                                               25,608                23,430
                                                                                            ----------            ----------
      Total current liabilities                                                                177,499               181,012
                                                                                            ----------            ----------

Long-term debt                                                                                 152,470               152,495
Obligations under capital leases                                                                 6,025                 6,125
Other long-term liabilities                                                                     15,841                15,336
                                                                                            ----------            ----------
      Total liabilities                                                                        351,835               354,968
                                                                                            ----------            ----------
Commitments and contingencies

Minority interest in equity of subsidiaries                                                     18,751                18,472

Shareholders' equity:
  Preferred stock, par value $1.00 per share; 1,000,000 shares authorized, none issued               -                     -
  Common stock, par value $.125 per share; 200,000,000 shares authorized; 33,953,008
     shares issued.                                                                              4,244                 4,244
  Capital in excess of par value                                                               346,857               349,387
  Treasury stock, at cost, 1,103,373 and 1,211,880 shares, respectively                        (29,099)              (31,960)
  Retained earnings                                                                             34,484                20,763
  Deferred compensation                                                                         (7,832)               (7,332)
  Unrealized holding loss                                                                       (2,371)               (1,727)
  Cumulative translation adjustment                                                             (3,204)               (3,239)
                                                                                            ----------            ----------
      Total shareholders' equity                                                               343,079               330,136
                                                                                            ----------            ----------

Total Liabilities and Shareholders' Equity                                                  $  713,665            $  703,576
                                                                                            ==========            ==========

See Notes to Unaudited Consolidated Financial Statements.

                        NOTES TO UNAUDITED CONSOLIDATED
                        -------------------------------
                              FINANCIAL STATEMENTS
                              --------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company has announced its intent to spin-off its eCommerce business segment, encompassed in the newly formed Global Payments Inc. subsidiary, into a separate publicly traded company with its own management and Board of Directors to permit it to increase focus on its core businesses. The financial statements included herein are based on the Company's current structure, not the post spin-off structure. This spin-off is planned to be completed during the second quarter of fiscal year 2001. Additionally, in the third quarter of fiscal 2000 the Company decided to pursue the divestiture of its Physician and Hospital Support Services ("PHSS") business and, subsequently, to place this business into a discontinued operations category in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations". As a result, all prior periods have been restated to reflect the discontinued operations accounting treatment. During the first quarter of fiscal 2001, the Company completed the sale of these and other related management services businesses. During the first quarter of fiscal 2001, the Company also merged its pharmacy systems business activity with another company so as to leverage the combined product development and distribution of its systems to the pharmacy market.

The financial statements included herein have been prepared by National Data Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In addition, certain reclassifications have been made to the fiscal 2000 consolidated financial statements to conform to the fiscal 2001 presentation. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended May 31, 2000.

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

The following table sets forth the computation of basic and diluted earnings (In thousands, except per share data):

                                                              Three Months Ended (Before Discontinued Operations)
                                               -------------------------------------------------------------------------------
                                                            August 31, 2000                         August 31, 1999
                                               -------------------------------------------------------------------------------
                                                    Income       Shares      Per Share     Income       Shares      Per Share
                                                    ------       ------      ---------     ------       ------      ---------
Basic EPS:
Income before discontinued
 operations                                        $16,180       32,886      $    0.49    $20,837       33,876      $     0.62
                                                                             =========                              ==========
Effect of Dilutive Securities:
   Stock Options                                       ---          659                       ---        1,389
                                               ------------------------                   --------------------
                                                    16,180       33,545                    20,837       35,265
   Convertible debt                                  1,195        2,752                     1,195        2,752
                                               ------------------------                   --------------------
Diluted EPS:
Income available to
common stockholders plus
assumed conversions                                $17,375       36,297      $    0.48    $22,032       38,017      $     0.58
                                               ===============================================================================

                                                              Three Months Ended (After Discontinued Operations)
                                               -------------------------------------------------------------------------------
                                                            August 31, 2000                        August 31, 1999
                                               -------------------------------------------------------------------------------
                                                    Income       Shares      Per Share     Income       Shares      Per Share
                                                    ------       ------      ---------     ------       ------      ---------
Basic EPS:
Net income                                         $16,180       32,886      $    0.49    $ 4,937       33,876      $     0.15
                                                                             =========                              ==========
Effect of Dilutive Securities:
  Stock Options                                        ---          659                       ---        1,389
                                               ------------------------                   --------------------
                                                    16,180       33,545                     4,937       35,265
  Convertible debt                                   1,195        2,752                       ---          ---
                                               ------------------------                   --------------------
Diluted EPS:
Net Income available to
common stockholders plus
assumed conversions                                $17,375       36,297      $    0.48    $ 4,937       35,265      $     0.14
                                               ===============================================================================

For the three months ended August 31, 1999, convertible debt had an antidilutive effect on diluted earnings per share after discontinued operations; accordingly, diluted earnings per share was not adjusted for convertible debt.

NOTE 3 - SEGMENT INFORMATION:

The segment information for the three-month periods ended August 31, 2000 and August 31, 1999 is presented below. The Company classifies its businesses into two fundamental segments: NDC Health and Global Payments (formerly known as NDC's eCommerce segment). Additionally, the All Other and Corporate category is comprised mostly of unallocated direct corporate operations. There has been no change in the composition of the reportable segments from the presentation of fiscal year 2000 segment information included in the Company's most recent Report on Form 10-K.

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

                                                                            All Other
Quarter Ended August 31, 2000                                                  and
(In thousands)                           NDC Health     Global Payments     Corporate          Totals
-------------------------------------------------------------------------------------------------------
Revenues                                   $ 85,874            $ 87,191         $     -        $173,065
Depreciation and Amortization                 7,624               4,914             670          13,208
EBITDA                                       26,174              24,006          (6,203)         43,977
Income before income taxes and
discontinued operations                      18,285              17,567          (9,543)         26,309
Segment assets                              371,366             269,670          72,629         713,665

Quarter Ended August 31, 1999
(In thousands)
-------------------------------------------------------------------------------------------------------
Revenues                                   $ 85,719            $ 89,829         $      -       $175,548
Depreciation and Amortization                 7,323               5,346              598         13,267
EBITDA                                       24,616              27,007           (1,993)        49,630
Income before income taxes and
discontinued operations                      16,948              20,330           (3,399)        33,879
Segment assets                              427,360             271,641           55,469        754,470

NOTE 4 - RESTRUCTURING AND IMPAIRMENT CHARGES AND OTHER UNUSUAL EXPENSES:

During the second quarter of fiscal year 2000, the Company updated its NDC Health strategy. This included management's evaluation of the Company's current product and service offerings in light of changing market and technological environments. The decision was made to focus management attention on the core point of service systems, value added network, and information management and related Internet initiatives. Accordingly, actions were initiated on non-core products and services which included acceleration of clearing house integration, consolidation of locations, associated staff and expense reductions, and elimination of obsolete and redundant product and service offerings.

Total charges related to the restructuring and asset impairment were $34.4 million. Of this total, approximately $10.5 million were cash items that were accrued at the time the charges were incurred. In addition, the Company expects additional charges will be incurred during the next three to six months as additional actions are finalized and implemented. As of August 31, 2000, $4.0 million of the cash portion of the restructuring charges remains accrued as a current liability and $1.8 million is accrued as a long-term liability in the respective liabilities sections of the balance sheet as follows:

(in thousands)
                                      Original   Payments                Long-
                                       Total      To Date     Current     Term
-------------------------------------------------------------------------------
Closed or planned closings of
facilities                             $ 6,100     $ 2,197    $ 2,078   $ 1,820
Estimated costs for settlements on
contracts                                2,236         498      1,738         -

Severance and related costs              2,177       2,037        145         -
                                      -----------------------------------------
         Total                         $10,513     $ 4,732    $ 3,961   $ 1,820
                                      =========================================

NOTE 5 - DISCONTINUED OPERATIONS

In the third quarter of fiscal 2000, the Company took action on a formal plan to divest non-core units that were acquired through the PHSS acquisition in December 1997. Thus, the decision was made to move to divest the line of business and account for it as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, " Reporting the Results of Operations". Accordingly, results of these operations have been classified as discontinued and prior periods have been restated. The Company successfully completed the sale of these and other related management services businesses for total cash consideration of $20 million in the first quarter of fiscal 2001.

The operating results of the discontinued operations for the three months ended August 31, 2000 and August 31, 1999 are summarized as follows:

 (In thousands, except per share data):                   2000          1999
-------------------------------------------------------------------------------
Revenue                                                 $ 21,905      $ 28,179
Operating income (loss)                                      168        (3,375)

Loss from operations, net of tax                               -        (2,140)
                                                        -----------------------
Loss on discontinued operations before cumulative              -        (2,140)
   effect of change in accounting principle
Cumulative effect of change in accounting principle,
   net of tax                                                  -       (13,760)
                                                        -----------------------
Net loss on discontinued operations                     $      -      $(15,900)
                                                        =======================

Loss per share:
   From operations                                      $      -      $  (0.06)
   Cumulative effect of change in accounting principle         -         (0.41)
                                                        -----------------------
   Total                                                $      -      $  (0.47)
                                                        =======================

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental cash flow disclosures, including non-cash investing and financing activities, for the three months ended August 31, 2000 and August 31, 1999 are as follows:

(in thousands)                                                               2000               1999
----------------------------------------------------------------------------------------------------
Net income taxes paid (refunded)                                          $ 1,104            $(3,843)
Interest paid                                                               1,229              1,573
Capital leases entered into in exchange
  for property and equipment                                                    -              1,115
Non-cash investment in MedicaLogic/Medscape, Inc.                               -              7,000
Non-cash investment in TechRx Incorporated                                 15,306                  -

NOTE 7 - COMPREHENSIVE INCOME (LOSS):

The components of comprehensive income for the three months ended August 31, 2000 and August 31, 1999 are as follows:

(in thousands)                                   2000                      1999
-------------------------------------------------------------------------------
Net income                                    $16,180                    $4,937
Foreign exchange effect                            35                      (116)
Unrealized holding gain (loss),
 net of tax                                      (644)                        -
                                   ------------------          ----------------
Total comprehensive income                    $15,571                    $4,821
                                   ==================          ================

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     For an understanding of the significant factors that influenced the Company's results, the following discussion should be read in conjunction with the consolidated financial statements of the Company and related notes appearing elsewhere in this report.

     The Company classifies its businesses into two fundamental segments: NDC Health and Global Payments (formerly known as NDC's eCommerce segment). Additionally, the All Other and Corporate category is primarily comprised of unallocated direct corporate operations.

     Results of Operations

     In the third quarter of fiscal 2000, the Company took action on a formal plan to divest non-core units that were acquired through the PHSS acquisition in December 1997. Thus, the decision was made to move to divest the line of business and account for it as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations". Accordingly, results of these operations have been classified as discontinued and prior periods have been restated. The Company successfully completed the sale of these and other related management services businesses in the first quarter of fiscal 2001. The remainder of the results of operations excludes these discontinued operations.

     During the first quarter of fiscal 2001 the Company merged its Pharmacy Systems business activity with TechRx Incorporated so as to leverage the combined product development and distribution of its systems to the pharmacy market. Additionally, certain management services businesses were divested during the first quarter as part of the sale of the units that were acquired through the PHSS acquisition discussed above. In order to provide more meaningful comparisons, revenue from these divested businesses is detailed in the chart below.

                                                     First Quarter ended August 31,
                                       -----------------------------------------------------    ------------
                         (In millions)             2000                        1999               Change
                                         -----------------------    ------------------------    ----------
Revenue:
   NDC Health - Continuing Businesses       $ 80.6          47%         $ 71.6          41%         13%
   NDC Health - Divested Businesses            5.3           3%           14.1           8%        (62%)
                                        ----------------------------------------------------------------
   NDC Health - Total                       $ 85.9          50%         $ 85.7          49%          0%
   Global Payments                            87.2          50%           89.8          51%         (3%)
                                        ----------------------------------------------------------------
          Total Revenue                     $173.1         100%         $175.5         100%         (1%)
                                        ================================================================

Depreciation and Amortization:
   NDC Health                               $  7.6          58%         $  7.3          55%          4%
   Global Payments                             4.9          37%            5.3          40%         (8%)
   All Other and Corporate                     0.7           5%            0.6           5%         17%
                                        ----------------------------------------------------------------
          Total                             $ 13.2         100%         $ 13.2         100%          0%
                                        ================================================================

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

                                              First Quarter ended August 31,
                                      -------------------------------------------------   ------------
               (In millions)                    2000                     1999                Change
                                      -----------------------   -----------------------   ------------
EBITDA:
   NDC Health                            $26.2         59%         $24.6         50%             7%
   Global Payments                        24.0         55%          27.0         54%           (11%)
   All Other and Corporate                (6.2)       (14%)         (2.0)        (4%)         (210%)
                                      ----------------------------------------------------------------
          Total EBITDA                   $44.0        100%         $49.6        100%           (11%)
                                      ================================================================

Income before Income Taxes and
discontinued operations (IBIT):
   NDC Health                            $18.3         70%         $17.0         50%             8%
   Global Payments                        17.6         67%          20.3         60%           (13%)
   All Other and Corporate                (9.6)       (37%)         (3.4)       (10%)         (182%)
                                      ----------------------------------------------------------------
          Total IBIT                     $26.3        100%         $33.9        100%           (22%)
                                      ================================================================

Consolidated

     Revenue net of divested healthcare operations increased to $167.8 million in the first quarter of fiscal 2001 from $161.4 million in the prior year's first quarter. This increase was the result of new revenue from recently acquired businesses in addition to growth in customer base, transaction volumes and new services to customers in its continuing areas of business. Total revenue for the first quarter of fiscal 2001 was $173.1 million, a decrease of $2.4 million, or 1%, from the first quarter of fiscal 2000. This decrease was the result of realizing only partial quarter revenues for the divested healthcare operations in the current year compared to full quarter revenues in the prior year. Revenue net of divested healthcare operations increased by 5% to $167.8 million in the first quarter of fiscal 2001 from $159.8 million in the prior year's fourth quarter due to the same factors.

     Cost of service, as a percentage of revenue, increased to 49% in the first quarter of fiscal 2001 from 48% in the first quarter of fiscal 2000 due to mix of product sales and reduced revenue during the quarter while maintaining the infrastructure necessary for continued growth in the continuing areas of business. Total cost of service increased $0.8 million (1%) in the first quarter of fiscal 2001 from the first quarter of fiscal 2000. Cost of service as a percentage of revenue was 49% in both the first quarter of fiscal 2001 and the fourth quarter of fiscal 2000 with total spending declining $0.8 million from the prior quarter.

     Sales, general and administrative expenses ("SG&A") increased $2.3 million (4%) from the same period last year. This was due primarily to expenses related to increased staffing and other expenses in preparation for the planned spin-off of Global Payments and investments in sales staffing and programs. As a percentage of revenue, these SG&A expenses increased to 33% for the first quarter of fiscal 2001 from 31% for the first quarter of fiscal 2000 due to the factors described above. SG&A expenses decreased to $57.8 million for the first quarter of fiscal 2001 from $59.4 million for the fourth quarter of fiscal 2000. As a percentage of revenue, SG&A expenses decreased to 33% for the first quarter of fiscal 2001 from 34% for the prior quarter.

     Operating income decreased 15% to $30.8 million for the first quarter of fiscal 2001 from $36.4 million for the first quarter of fiscal 2000. As a percentage of revenue, the Company's operating income margin decreased to 18% in the first quarter of fiscal 2001 from 21% in the first quarter of fiscal 2000. This decline is due primarily to the increased operating expense margins described above. Operating income increased 8% to $30.8 million for the first quarter of fiscal 2001 from $28.5 million for the fourth quarter of fiscal 2000. As a percentage of revenue, the Company's operating income margin improved to 18% in the first quarter of fiscal 2001 from 16% in the fourth quarter of fiscal 2000. This margin improvement is due to the reduced operating expenses margins described above.

     EBITDA for the first quarter of fiscal 2001 decreased by $5.6 million, or 11%, to $44.0 million due to the factors described above. The EBITDA margin percentage was 25% in the first quarter of fiscal 2001, compared to 28% in the first quarter of fiscal 2000. EBITDA for the first quarter of fiscal 2001 increased by $1.7 million from the fourth quarter of fiscal 2000. The EBITDA margin percentage was 25% in the first quarter of fiscal 2001, compared to 24% in the prior quarter.

     Total other expense increased $2.0 million for the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. This increase was primarily the result of net gains received on the sale of marketable securities in the first quarter of fiscal 2000 and increased interest expense due to increased average borrowings in the first quarter of fiscal 2001.

     IBIT for the first quarter of fiscal 2001 was $26.3 million compared to $33.9 million for the first quarter of fiscal 2000. Diluted earnings per share, excluding discontinued operations, for the first quarter of fiscal 2001 was $0.48 versus a comparable $0.58 for the first quarter of fiscal 2000. The results in the current quarter compare to proforma diluted earnings per share of $0.46 in the fourth quarter of fiscal 2000. Proforma earnings for the prior quarter exclude a $9.7 million non-cash charge to mark to market the Company's position in MedicaLogic/Medscape.


NDC Health

     NDC Health revenue net of the divested operations and including acquisitions made since the first quarter of fiscal 2000 increased to $80.6 million in the first quarter of fiscal 2001 from $71.6 million in the first quarter of fiscal 2000. This 13% increase was due to new revenue from the recently acquired businesses as well as increased demand for its primary products and services including point of service systems, value added network and information management. Total revenue increased $0.2 million in the first quarter of fiscal 2001 from the first quarter of fiscal 2000. Revenue net of the divested operations and including acquisitions increased by 7% to $80.6 million in the first quarter of fiscal 2001 from $75.6 million in the fourth quarter of fiscal 2000.

     EBITDA for the first quarter of fiscal 2001 was $26.2 million compared to $24.6 million in the first quarter of fiscal 2000. This 7% increase in EBITDA was due mainly to the elimination of operating losses realized in the divested operations in the prior year. The EBITDA margin percentage was 31% in the first quarter of fiscal 2001 compared to 29% in the first quarter of fiscal 2000. Margins as a percentage of revenue improved primarily due to the factors described above. IBIT in the first quarter of fiscal 2001 increased by 8% to $18.3 million from $17.0 million in the first quarter of fiscal 2000. EBITDA for the first quarter of fiscal 2001 was $26.2 million compared to $24.5 million in the fourth quarter of fiscal 2000.

Global Payments

     Global Payments revenue was $87.2 million in the first quarter of fiscal 2001 compared to $89.8 million in the first quarter of fiscal 2000. Quarterly revenue for the first quarter of fiscal 2001 was the second highest in history, second only to the results in last year's first quarter. Although direct merchant acquiring card processing services experienced strong volume growth, revenue decreased due to the mix of product sales and declines in electronic funds transfer and other business areas compared to the prior year. Subsequent to the end of the first quarter of fiscal 2001, Global Payments divested its card issuing services business for cash consideration approximately equal to the net book value. Revenue in the first quarter of fiscal 2001 was $87.2 million compared to $84.2 million in the fourth quarter of fiscal 2000, a 4% increase from the prior quarter.

     EBITDA for the first quarter of fiscal 2001 was $24.0 million compared to $27.0 million in the first quarter of fiscal 2000. This 11% decline in EBITDA was due to the 3% decrease in revenue combined with a reduction in the EBITDA margin percentage from 30% in the first quarter of fiscal 2000 to 28% in the first quarter of fiscal 2001. This margin decline includes increased investments in sales and infrastructure necessary for future growth of the primary service offerings. IBIT was $17.6 million in the first quarter of fiscal 2001 compared to $20.3 million in the first quarter of fiscal 2000. EBITDA for the first quarter of fiscal 2001 was $24.0 million compared to $20.4 million in the fourth quarter of fiscal 2000.

All Other and Corporate

     All Other and Corporate is primarily comprised of unallocated direct corporate operations. This expense was $9.6 million in the first quarter of fiscal 2001 compared to $3.4 million in the first quarter of fiscal 2000. This increase was primarily due to expenses related to the planned spin-off of Global Payments, the absence in the current year of net gains received on the sale of marketable securities in the first quarter of fiscal 2000, and increased interest expense due to increased average borrowings in the first quarter of fiscal 2001 compared to the prior year. All Other and Corporate expense percentage increased to 6% of total revenue in the first quarter of fiscal 2001 from 2% of total revenue in the first quarter of fiscal 2000.

Liquidity and Capital Resources

     Cash flow generated from operations provides the Company with a significant source of liquidity to meet its needs. At August 31, 2000, the Company and its subsidiaries had cash and cash equivalents totaling $11.4 million. Cash provided by operations before changes in assets and liabilities was $32.6 million for the first three months of fiscal 2001 compared to $32.9 million in the first three months of fiscal 2000. Cash provided from net changes in assets and liabilities was $8.5 million in the first three months of fiscal 2001 compared to cash required to fund net changes in assets and liabilities of $16.1 million in the first three months of fiscal 2000. This decline in the cash required to fund net changes in assets and liabilities resulted primarily from reductions in accounts receivable, changes in net merchant processing funds, and changes in income taxes partially offset by a decrease in accounts payable and accrued liabilities. The reductions in accounts receivables resulted from improved collections and business dispositions. The changes in net merchant processing funds reflect fluctuations in the timing of credit card settlement and funding of merchants and may vary from month to month. In addition to timing and cutoff, the balance is also influenced by volume growth and interchange rates. The change in income taxes is due to an increase in taxes payable. The decrease in accounts payable and accrued liabilities primarily relates to timing of payments. Net cash provided by operating activities increased to $41.1 million for the first three months of fiscal 2001 from $16.8 million for the first three months of fiscal 2000.

     Net cash used in investing activities was $11.0 million for the first three months of fiscal 2001 compared to $14.0 million for the first three months of fiscal 2000. This decrease is due to $20.0 million in proceeds received from the divestiture of PHSS and other related businesses and expenditures of $10.2 million for acquisitions. During the first quarter of fiscal 2001, an agreement was reached to merge NDC's pharmacy systems business activity with TechRx Incorporated. As part of this agreement, the Company exchanged existing assets, liabilities and cash for its investment interest in TechRx. Additionally, the Company continues to invest in capital expenditures related to growth in the business and acceleration of certain strategic initiatives. The Company will periodically include sales of assets and investments in the future.

     Net cash used in financing activities increased to $16.3 million for the first three months of fiscal 2001 from $10.3 million in the first three months of fiscal 2000. The net effect of the payments and borrowings against the lines of credit is $9.5 million in payments for the first three months of fiscal 2001 compared to $1.0 million in borrowings for the first three months of fiscal 2000. Principal payments under capital lease arrangements and other long term debt decreased $6.6 million for the first three months of fiscal 2001 from the first three months of fiscal 2000 due primarily to the payoff of the $6.0 million Electronic Data Systems Corporation note payable related to prior acquisitions in the first quarter of fiscal 2000. Dividends of $2.5 million were paid during the first three months of both fiscal 2001 and fiscal 2000.

     The Company has a $125.0 million revolving line of credit that expires in December 2002. This includes a committed, unsecured $110.0 million revolving line of credit and a $15.0 million line of credit to fund working capital requirements. At August 31, 2000, there was $59.0 million outstanding under the committed, unsecured line of credit. Management believes that its current level of cash and borrowing capacity, along with future cash flows from operations, are sufficient to meet the needs of its existing operations and its planned requirements for the foreseeable future. The Company regularly evaluates cash requirements for current operations, commitments, development activities and strategic acquisitions. The Company may elect to raise additional funds for these purposes, either through the issuance of additional debt or equity or otherwise, as appropriate.

     Net cash used in discontinued operations was $6.9 million in the first three months of fiscal 2001 compared to $6.3 million provided by discontinued operations in the first three months of fiscal 2000.

Forward-Looking Information

     While past performance does not guarantee future results, the Company is committed to continuing to sustain quality earnings growth. The Company's strategy to attain growth is to position the Company for continued future success through ongoing investment in new market opportunities as well as through strategic alliances and acquisitions. The Company also intends to continue expansion into additional areas related to its two primary market segments. The Company will continue to make investments in new technology infrastructure and productivity tools to ensure long-term competitiveness and maximize operating capacity and efficiency.

     When used in this Quarterly Report on Form 10-Q, in documents incorporated herein and elsewhere by management of National Data Corporation ("NDC" or the "Company"), from time to time, the words "believes," "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements concerning the Company's business operations, economic performance and financial condition, including in particular, the Company's business strategy and means to implement the strategy, the Company's objectives, the amount of future capital expenditures, the likelihood of the Company's success in developing and introducing new products and expanding its business, and the timing of the introduction of new and modified products or services. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond the control of the Company, cannot be foreseen, and reflect future business decisions that are subject to change. Actual revenues, revenue growth and margins will be dependent upon all such factors and their results subject to risks related to the implementation of changes by the Company, the failure to implement changes, customer acceptance of such changes or lack of change. As a result of a variety of factors, actual results could differ materially from those anticipated in the Company's forward-looking statements, including the following factors: (a) those set forth in Exhibit 99.1 to the Registrant's Annual Report on Form 10-K for the period ended May 31, 2000 which are incorporated herein by this reference, and those set forth elsewhere herein; (b) those set forth from time to time in the Company's press releases and reports and other filings made with the Securities and Exchange Commission; and (c) those set forth from time to time in the Company's analyst calls and discussions. During the first quarter of fiscal 2001, the Company announced the sale of its Health Information Services businesses that were acquired through the acquisition of PHSS in December 1997 and other related businesses. Additionally, during the first quarter of fiscal 2001, the Company announced that it merged its Pharmacy Systems business activity with another company. There can be no assurance that this divestiture, merger and other plans to curtail non-core products and services in the business will have the effects anticipated by the Company. The Company has announced its intent to spin-off the NDC eCommerce business segment into a separate publicly traded company with its own management and Board of Directors. Although it is planned to be completed in the second quarter of fiscal 2001, this spin-off has not yet been completed and there can be no assurance that it will be completed. The Company cautions that such factors are not exclusive. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

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



                                   National Data Corporation
                                   -------------------------
                                        (Registrant)


Date: October 12, 2000             By: /s/ David H. Shenk
      ----------------                ------------------------
                                      David H. Shenk
                                      Interim Chief Financial Officer
                                      (Principal Financial Officer and Chief
                                      Accounting Officer)