Form 10-Q
period 2000-11-30
NATIONAL DATA CORP
filed 2001-01-03
CIK 70033

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

         [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For Quarterly Period Ended November 30, 2000
                                            -----------------

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from  _______ to _______

                         Commission File No.  001-12392
                                              ---------

                           NATIONAL DATA CORPORATION
                           -------------------------
               (Exact name of registrant as specified in charter)

                DELAWARE                                    58-0977458
     -------------------------------                   -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

  National Data Plaza, Atlanta, Georgia                      30329-2010
-----------------------------------------                   ------------
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

               Common Stock, Par Value $.125 - 32,967,268 shares
               -------------------------------------------------
                      Outstanding as of December 29, 2000
                      -----------------------------------

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
NATIONAL DATA CORPORATION AND SUBSIDIARIES


(In thousands, except per share data)
-------------------------------------------------------------------------------------------------------

                                                                       Three Months Ended November 30,
                                                                       -------------------------------
                                                                          2000                1999
                                                                        ---------          ----------
Revenues                                                                 $83,666            $ 85,027
                                                                         -------            --------
Operating expenses:
     Cost of service                                                      49,349              53,950
     Sales, general and administrative                                    19,381              29,014
     Restructuring and impairment charges                                  2,156              34,393
                                                                         -------            --------
                                                                          70,886             117,357
                                                                         -------            --------
Operating income (loss)                                                   12,780             (32,330)
                                                                         -------            --------
Other income (expense):
     Interest and other income                                                13               2,361
     Interest and other expense                                           (1,794)             (1,745)
                                                                         -------            --------
                                                                          (1,781)                616
                                                                         -------            --------

Income (loss) before income taxes and discontinued operations             10,999             (31,714)
Provision (benefit) for income taxes                                       4,310             (10,546)
                                                                         -------            --------

Income (loss) before discontinued operations                               6,689             (21,168)
Discontinued operations - net of tax (See Footnote 4)                       (326)              5,700
                                                                         -------            --------
     Net income (loss)                                                   $ 6,363            $(15,468)
                                                                         -------            --------
Basic earnings per share:
     Income (loss) before discontinued operations                        $  0.20            $  (0.63)
                                                                         -------            --------
     Discontinued operations - net of tax (See Footnote 4)               $ (0.01)           $   0.17
                                                                         -------            --------
     Basic earnings (loss) per share                                     $  0.19            $  (0.46)
                                                                         -------            --------
Diluted earnings (loss) per share:
     Income (loss) before discontinued operations                        $  0.20            $  (0.63)
                                                                         -------            --------
     Discontinued operations - net of tax (See Footnote 4)               $ (0.01)           $   0.17
                                                                         -------            --------
     Diluted earnings (loss) per share                                   $  0.19            $  (0.46)
                                                                         -------            --------

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
NATIONAL DATA CORPORATION AND SUBSIDIARIES


(In thousands, except per share data)
---------------------------------------------------------------------------------------------------
                                                                      Six Months Ended November 30,
                                                                      -----------------------------
                                                                          2000             1999
                                                                        --------         --------
Revenues                                                                $169,540         $170,747
                                                                        --------         --------
Operating expenses:
     Cost of service                                                      99,871          104,693
     Sales, general and administrative                                    40,546           48,168
     Restructuring and impairment charges                                  2,156           34,393
                                                                        --------         --------
                                                                         142,573          187,254
                                                                        --------         --------

Operating income (loss)                                                   26,967          (16,507)
                                                                        --------         --------
Other income (expense):
     Interest and other income                                                30            3,742
     Interest and other expense                                           (3,753)          (3,299)
                                                                        --------         --------
                                                                          (3,723)             443
                                                                        --------         --------

Income (loss) before income taxes and discontinued operations             23,244          (16,064)
Provision (benefit) for income taxes                                       9,024           (4,529)
                                                                        --------         --------
Income (loss) before discontinued operations                              14,220          (11,535)
                                                                        --------         --------
Discontinued operations - net of tax (See Footnote 4)                      8,323            1,004
                                                                        --------         --------
     Net income (loss)                                                  $ 22,543         $(10,531)
                                                                        --------         --------

Basic earnings per share:
     Income (loss) before discontinued operations                       $   0.43         $  (0.34)
                                                                        --------         --------
     Discontinued operations - net of tax (See Footnote 4)              $   0.25         $   0.03
                                                                        --------         --------
     Basic earnings (loss) per share                                    $   0.69         $  (0.31)
                                                                        --------         --------
Diluted earnings (loss) per share:
     Income (loss) before discontinued operations                       $   0.42         $  (0.34)
                                                                        --------         --------
     Discontinued operations - net of tax (See Footnote 4)              $   0.25         $   0.03
                                                                        --------         --------
     Basic earnings (loss) per share                                    $   0.67         $  (0.31)
                                                                        --------         --------

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NATIONAL DATA CORPORATION AND SUBSIDIARIES

(In thousands)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                          Six Months Ended November 30,
                                                                                       ---------------------------------
                                                                                         2000                     1999
                                                                                       --------                ---------
Cash flows from operating activities:
  Net income (loss)                                                                    $ 22,543                 $(10,531)
  Adjustments to reconcile net income (loss) to cash provided by operating activities before changes in assets and liabilities:
    Non-cash restructuring and impairment charges                                           930                   23,380
    Income from  discontinued operations                                                 (8,323)                  (1,004)
    Depreciation and amortization                                                         9,329                    9,927
    Amortization of acquired intangibles and goodwill                                     7,548                    6,253
    Deferred income taxes                                                                36,481                  (13,554)
    Provision for bad debts                                                                 366                    9,463
    Gain on sale of marketable securities                                                     -                   (1,599)
    Gain on business divestiture                                                              -                   (2,295)
    Other, net                                                                            1,374                   (1,272)
  Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:
            Accounts receivable, net                                                     (2,344)                   4,995
            Prepaid expenses and other assets                                            (6,329)                   6,239
            Accounts payable and accrued liabilities                                     (5,683)                 (16,790)
            Deferred income                                                               4,912                    3,453
            Income taxes                                                                (23,203)                  (1,835)
                                                                                        ---------------------------------
  Net cash provided by operating activities                                              37,601                   14,830
                                                                                        ---------------------------------
Cash flows from investing activities:
  Capital expenditures                                                                  (20,472)                 (16,699)
  Business acquisitions, net of acquired cash                                           (23,224)                       -
  Sale of marketable securities                                                               -                    2,974
  Business divestitures                                                                  20,000                    3,500
  Purchase of investment                                                                (13,506)                 (10,045)
                                                                                        ---------------------------------
  Net cash used in investing activities                                                 (37,202)                 (20,270)
                                                                                        ---------------------------------
Cash flows from financing activities:
  Net borrowings (repayments) under lines of credit                                     (11,500)                  33,000
  Net principal payments under capital lease arrangements
   and other long-term debt                                                              (2,779)                  (6,158)
  Net issuances (purchases) related to stock activities                                   2,513                  (33,118)
  Dividends paid                                                                         (4,931)                  (5,009)
                                                                                        ---------------------------------
  Net cash used in financing activities                                                 (16,697)                 (11,285)
                                                                                        ---------------------------------
Net cash provided by discontinued operations                                              21,795                  20,725
                                                                                        ---------------------------------
Increase in cash and cash equivalents                                                      5,497                   4,000
Cash and cash equivalents, beginning of period                                             1,789                   2,058
                                                                                        ---------------------------------
Cash and cash equivalents, end of period                                                $  7,286                $  6,058
                                                                                        =================================

See Notes to Unaudited Consolidated Financial Statements.


UNAUDITED CONSOLIDATED BALANCE SHEETS
NATIONAL DATA CORPORATION AND SUBSIDIARIES

(In thousands, except share and per share data)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                   November 30,   May 31,
                                                                                                       2000        2000
                                                                                                   ------------  --------
ASSETS
Current assets:
  Cash and cash equivalents                                                                          $  7,286    $  1,789

  Accounts receivable                                                                                  61,648      73,025
  Allowance for doubtful accounts                                                                      (6,243)     (7,316)
                                                                                                     --------    --------
     Accounts receivable, net                                                                          55,405      65,709
                                                                                                     --------    --------
  Income tax receivable                                                                                28,867       1,962
  Deferred income taxes                                                                                   298      20,097
  Prepaid expenses and other current assets                                                            17,275      13,857
                                                                                                     --------    --------
      Total current assets                                                                            109,131     103,414
                                                                                                     --------    --------

Property and equipment, net                                                                            79,130      69,265
Intangible assets, net                                                                                217,275     214,800
Deferred income taxes                                                                                  15,565      32,247
Investments                                                                                            36,322       5,948
Other                                                                                                   9,539       4,346
Net assets of discontinued operations                                                                 205,702     220,312
                                                                                                     --------    --------

Total Assets                                                                                         $672,664    $650,332
                                                                                                     ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                                     $ 57,000    $ 68,500
  Current portion of long-term debt                                                                       164         159
  Obligations under capital leases                                                                      5,362       5,803
  Accounts payable and accrued liabilities                                                             57,183      55,082
  Accrued spinoff related liabilities                                                                  10,819           -
  Deferred income                                                                                      23,899      23,319
                                                                                                     --------    --------
      Total current liabilities                                                                       154,427     152,863
                                                                                                     --------    --------

Long-term debt                                                                                        152,425     152,495
Obligations under capital leases                                                                        1,607       1,793
Other long-term liabilities                                                                            15,016      13,045
                                                                                                     --------    --------
      Total liabilities                                                                               323,475     320,196
                                                                                                     --------    --------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $1.00 per share; 1,000,000 shares authorized, none issued                      -           -
  Common stock, par value $.125 per share; 200,000,000 shares authorized; 33,953,008
     shares issued                                                                                      4,244       4,244
  Capital in excess of par value                                                                      348,174     349,387
  Treasury stock, at cost, 1,019,859 and 1,211,880 shares, respectively                               (26,897)    (31,960)
  Retained earnings                                                                                    38,375      20,763
  Deferred earnings                                                                                    (6,798)     (7,332)
  Unrealized holding loss                                                                              (4,264)     (1,727)
  Cumulative translation adjustment                                                                    (3,645)     (3,239)
                                                                                                     --------    --------
      Total shareholders' equity                                                                      349,189     330,136
                                                                                                     --------    --------

Total Liabilities and Shareholders' Equity                                                           $672,664    $650,332
                                                                                                     ========    ========

See Notes to Unaudited Consolidated Financial Statements.

                        NOTES TO UNAUDITED CONSOLIDATED
                        -------------------------------
                              FINANCIAL STATEMENTS
                              --------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

National Data Corporation (the "Company") has announced its plan to spin-off its eCommerce business segment, encompassed in the newly formed Global Payments Inc. subsidiary, into a separate publicly traded company with its own management and Board of Directors to permit it to increase focus on its core businesses. This spin-off is planned to be completed January 31, 2001. As a result of the pending spin-off, the Company's financial statements have been prepared with Global Payments' net assets, results of operations, and cash flows displayed separately as "discontinued operations", and all historical financial statements presented have been restated to conform to this presentation, in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations".

National Data Corporation's healthcare information business segment will be the remaining stand-alone business after the spin-off. Accordingly, subsequent to the spin-off, National Data Corporation will do business as NDCHealth.

In the third quarter of fiscal 2000 the Company decided to pursue the divestiture of its management services business and, subsequently, to place this business into a discontinued operations category in accordance with Accounting Principles Board Opinion No. 30. All prior periods have been restated to reflect the discontinued operations accounting treatment. During the first quarter of fiscal 2001, the Company completed the sale of the management services business.

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

It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended May 31, 2000.

In the opinion of management, the information furnished reflects all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented.

NOTE 2 - EARNINGS PER SHARE:

Basic earnings per share is computed by dividing reported net earnings available to common shareholders by weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing reported net earnings available to common shareholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, and convertible debt, if converted, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period have a dilutive effect on earnings per share.

The following table sets forth the computation of basic and diluted earnings (in thousands, except per share data):


                                            Three Months Ended (Before Discontinued Operations)
                            --------------------------------------------------------------------------------
                                        November 30, 2000                        November 30, 1999
                            --------------------------------------------------------------------------------
                               Income       Shares      Per Share      Income       Shares      Per Share
                            ------------  -----------  -----------  ------------  -----------  ------------
Basic EPS:
Income (loss)                  $6,689       32,889          $0.20       $(21,168)     33,376      $(0.63)
                                                            =====                                 =======
Effect of Dilutive
 Securities:
   Stock Options                 ---         1,168                          ---         ---
                               -------------------                      --------------------
                                6,689       34,057                       (21,168)     33,376
   Convertible debt              ---          ---                           ---         ---
                               -------------------                      --------------------
Diluted EPS:
Net Income (loss) plus
 assumed conversions           $6,689       34,057          $0.20       $(21,168)     33,376      $(0.63)
                               ==========================================================================

                                            Three Months Ended (After Discontinued Operations)
                               ----------------------------------------------------------------------------
                                        November 30, 2000                       November 30, 1999
                              ------------------------------------------------------------------------------
                                Income       Shares      Per Share      Income       Shares      Per Share
                              -----------  -----------  -----------  ------------  -----------  ------------
Basic EPS:
Net income (loss)               $6,363       32,889        $0.19      $(15,468)       33,376      $(0.46)
                                                           =====                                  =======
Effect of Dilutive
 Securities:
  Stock Options                  ---          1,168                       ---           ---
                                -------------------                   ----------------------
                                6,363        34,057                    (15,468)       33,376
  Convertible debt               ---           ---                        ---           ---
                              ---------------------                   ----------------------
Diluted EPS:
Net Income (loss) plus
 assumed conversions           $6,363        34,057        $0.19      $(15,468)       33,376      $(0.46)
                              ===========================================================================


                                             Six Months Ended (Before Discontinued Operations)
                              ----------------------------------------------------------------------------
                                        November 30, 2000                     November 30, 1999
                              ----------------------------------------------------------------------------
                                 Income       Shares      Per Share     Income      Shares     Per Share
                              ------------  -----------  -----------  ----------  ----------  ------------
Basic EPS:
Income (loss)                   $14,220       32,825         $0.43     ($11,535)     33,627       $(0.34)
                                                             =====                                =======
 Effect of Dilutive
 Securities:
   Stock Options                   ---           916                       ---         ---
                                --------------------                   --------------------
                                 14,220       33,741                    (11,535)     33,627
   Convertible debt                ---          ---                        ---         ---
                                --------------------                   --------------------
Diluted EPS:
Income (loss) plus assumed
 conversions                    $14,220       33,741         $0.42     $(11,535)     33,627       $(0.34)
                                =========================================================================

                                             Six Months Ended (After Discontinued Operations)
                                ------------------------------------------------------------------------
                                        November 30, 2000                       November 30, 1999
                              --------------------------------------------------------------------------
                                Income       Shares      Per Share     Income      Shares     Per Share
                              -----------  -----------  -----------  -----------  ---------  -----------
Basic EPS:
Net income (loss)               $22,543      32,825        $0.69      $(10,531)     33,627       $(0.31)
                                                           =====                                 =======

Effect of Dilutive
 Securities:
  Stock Options                    ---          916                       ---         ---
                                --------------------                  ----------------------
                                 22,543       33,741                   (10,531)       33,627
  Convertible debt                 ---          ---                       ---           ---
                                --------------------                  ----------------------
Diluted EPS:
Net Income (loss) plus
 assumed conversions            $22,543       33,741       $0.67      $(10,531)       33,627     $(0.31)
                                ========================================================================

For the three and six months ended November 30, 2000 and 1999, convertible debt had an antidilutive effect on diluted earnings per share before and after discontinued operations; accordingly, diluted earnings per share was not adjusted for convertible debt.

NOTE 3 - RESTRUCTURING AND IMPAIRMENT CHARGES:

During the last 24 months, we completed a significant strategy review and implemented a plan to focus on our core products and services. As a result, the last two years represented a major transition period for our company. This included management evaluating, during the second quarter of fiscal year 2000, the Company's current product and service offerings in light of changing market and technological environments. The decision was made to focus management attention on the core point of service systems, intelligent network, and information management and related Internet initiatives. Accordingly, actions were initiated to eliminate non-core as well as obsolete and redundant product and service offerings. In addition, the Company accelerated clearing house integration, consolidation of locations, and associated staff and expense reductions. Total restructuring and asset impairment charges during the second quarter of fiscal year 2000 were $34.4 million. Of this total, approximately $10.5 million were cash items that were accrued at the time the charges were incurred. At the end of the second quarter of fiscal 2000, we also disclosed that we would have additional restructuring and other unusual charges of up to $10 million in the next twelve months.

Of this projected $10 million in additional charges, the Company incurred $2.2 million of restructuring and impairment charges during the second quarter of fiscal 2001 as these actions were finalized and implemented. Of this total, approximately $1.2 million were cash items that were accrued at the time the charges were incurred. These cash items include severance and related costs of $1.1 million and facility exit costs of $0.1 million. The severance and related costs arise from the Company's actions to reduce personnel staffing in areas of redundant operations and activities. These charges reflect 58 specifically identified executives and employees who were informed of their termination during the second quarter of fiscal 2001. The costs relating to facilities relate to a location that was closed during the quarter. The remaining $1.0 million impairment charge was the result of the write down and divestiture of a non-core operation.

As of November 30, 2000, $3.6 million of the cash portion of the restructuring charges remains accrued as a current liability and $0.4 million is accrued as a long-term liability in the respective liabilities sections of the balance sheet as follows:

(in thousands)
                                                              Current
                                             Original         Quarter       Payments                  Long-
                                              Total          Additions       To Date     Current      Term
------------------------------------------------------------------------------------------------------------

 Closed or planned closings of
  facilities                                  $ 6,100         $  160         $5,143       $  759        $358
 Estimated costs for settlements on
  contracts                                     2,236              -            498        1,738           -
 Severance and related costs                    2,177          1,066          2,175        1,068           -
                                      ----------------------------------------------------------------------
         Total                                $10,513         $1,226         $7,816       $3,565        $358
                                      ======================================================================

NOTE 4 - DISCONTINUED OPERATIONS

On December 20, 1999, the Company announced its intention to spin-off its eCommerce business segment, encompassed in the newly formed Global Payments Inc. subsidiary. This spin-off was contingent on receiving a favorable opinion from outside counsel regarding the tax-free status of the dividend. On November 15, 2000 the Company received a favorable opinion from counsel based on an IRS ruling and intends to complete the spin-off on January 31, 2001. The spin-off will be accomplished by distributing all of the shares of common stock of Global Payments to NDC stockholders. NDC stockholders will receive 0.8 share of Global Payments Inc. common stock for each share of NDC common stock held as of the January 19, 2001 record date. Please see Note 7 for further details concerning the spin-off of Global Payments Inc.

As a result of the pending spin-off, the Company's November 30, 2000 financial statements have been prepared with Global Payments' net assets, results of operations, and cash flows displayed separately as "discontinued operations", and all historical financial statements presented have been restated to conform to this presentation, in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations". During the second quarter of fiscal 2001, the Company recorded an expense of $10.0 million to reflect the net costs associated with effecting the spin-off ($8.7 million after tax, or $0.27 per share). These costs include legal and investment banker fees, severance, and duplicate software licenses, and other related costs partially offset by the projected income for Global Payments for the period from the measurement date through January 31, 2001.

Additionally, in the third quarter of fiscal 2000, the Company took action on a formal plan to divest its management services business. Thus, the decision was made to divest this business area and account for it as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. The Company successfully completed the sale of this management services business for total cash consideration of $20 million in the first quarter of fiscal 2001.

The operating results of the discontinued operations for the three and six months ended November 30, 2000 and November 30, 1999 are summarized as follows:

                                                               Three months ended November 30, 2000
                                                      ----------------------------------------------------
                                                      Global Payments     Management
(In thousands, except per share data):                      Inc.           Services             Total
----------------------------------------------------------------------------------------------------------
Revenue                                                    $82,631            $    -         $82,631
Operating income                                            15,972                 -          15,972

Income from operations, net of tax                           8,407                 -           8,407
Spin-off special charge, net of tax                         (8,733)                -          (8,733)
                                                      ----------------------------------------------------
Net loss from discontinued operations                      $  (326)           $    -         $  (326)
                                                      ====================================================
Diluted earnings (loss) per share:
   From operations                                         $  0.25            $    -         $  0.25
                                                      ----------------------------------------------------
   Spin-off special charge                                 $ (0.27)                -         $ (0.27)
                                                      ----------------------------------------------------
   Total                                                   $ (0.01)           $    -         $ (0.01)
                                                      ----------------------------------------------------

                                                              Three months ended November 30, 1999
                                                      ---------------------------------------------------
                                                           Global Payments      Management
(In thousands, except per share data):                           Inc.            Services        Total
---------------------------------------------------------------------------------------------------------
Revenue                                                          $84,174          $26,841        $111,015
Operating income (loss)                                           15,275           (3,661)         11,614

Income (loss) from operations, net of tax                          8,023           (2,323)          5,700
                                                      ---------------------------------------------------
Net income (loss) from discontinued operations                   $ 8,023          $(2,323)       $  5,700
                                                      ===================================================

Diluted earnings (loss) per share:
   From operations                                               $  0.24          $ (0.07)       $   0.17
                                                      ---------------------------------------------------
   Total                                                         $  0.24          $ (0.07)       $   0.17
                                                      ---------------------------------------------------




                                                                Six months ended November 30, 2000
                                                      ----------------------------------------------------
                                                           Global Payments      Management
(In thousands, except per share data):                           Inc.            Services        Total
----------------------------------------------------------------------------------------------------------

Revenue                                                         $169,822           $21,905        $191,727
Operating income                                                  32,554               168          32,722

Income from operations, net of tax                                17,056                 -          17,056
Spin-off special charge, net of tax                               (8,733)                -          (8,733)
                                                      ----------------------------------------------------
Net income from discontinued operations                         $  8,323           $     -        $  8,323
                                                      ====================================================

Diluted earnings (loss) per share:
   From operations                                              $   0.51           $     -        $   0.51
                                                      ----------------------------------------------------
   Spin-off special charge                                      $  (0.27)          $     -        $  (0.27)
                                                      ----------------------------------------------------
   Total                                                        $   0.25           $     -        $   0.25
                                                      ----------------------------------------------------



                                                                Six months ended November 30, 1999
                                                      ---------------------------------------------------
                                                           Global Payments      Management
(In thousands, except per share data):                           Inc.            Services        Total
---------------------------------------------------------------------------------------------------------

Revenue                                                         $174,002         $ 55,020        $229,022
Operating income (loss)                                           35,814           (7,036)         28,778

Income (loss) from operations, net of tax                         19,227           (4,463)         14,764
                                                      ---------------------------------------------------
Income (loss) from discontinued operations before                 19,227           (4,463)         14,764
 cumulative effect of change in accounting principle
Cumulative effect of change in accounting principle,                   -          (13,760)        (13,760)
 net of tax
                                                      ---------------------------------------------------
Net income (loss) from discontinued operations                  $ 19,227         $(18,223)       $  1,004
                                                      ===================================================

Diluted earnings (loss) per share:
   From operations                                              $   0.55         $  (0.13)       $   0.44
                                                      ---------------------------------------------------
   Cumulative effect of change in accounting principle                 -         $  (0.41)       $  (0.41)
                                                      ---------------------------------------------------
   Total                                                        $   0.55         $  (0.54)       $   0.03
                                                      ---------------------------------------------------


The net assets of discontinued operations are summarized as follows (in thousands):

                                           November 30,
                                               2000                              May 31, 2000
                                         ----------------     --------------------------------------------------
                                                                                    Management
                                               Global          Global                Services            Total
                                               ------          ------               ----------           -----
Current assets                                   $ 66,137             $ 67,935          $ 27,535        $ 95,470
Property and equipment, net                        24,443               28,665             5,756          34,421
Intangible assets, net                            168,954              173,726                 -         173,726
Other assets/(liabilities)                           (703)                 (73)            1,384           1,311
Current liabilities                               (26,496)             (28,149)           (7,788)        (35,937)
Other long-term liabilities                        (7,653)              (6,623)           (2,370)         (8,993)
Provision for estimated losses                          -                    -           (21,214)        (21,214)
Minority interest in equity of
 subsidiaries                                     (18,980)             (18,472)                -         (18,472)
                                         ----------------     --------------------------------------------------
Net assets of discontinued operations            $205,702             $217,009          $  3,303        $220,312
                                         ================     ==================================================


NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental cash flow disclosures, including non-cash investing and financing activities, for the six months ended November 30, 2000 and November 30, 1999 are as follows:

(in thousands)                                                               2000               1999
----------------------------------------------------------------------------------------------------
Net income taxes paid                                                     $   737            $   468
Interest paid                                                               3,448              3,592
Capital leases entered into in exchange
  for property and equipment                                                    -                776
Non-cash investment in MedicaLogic/Medscape, Inc.                               -              7,000
Non-cash investment in TechRx Incorporated                                 15,306                  -


NOTE 6 - COMPREHENSIVE INCOME (LOSS):

The components of comprehensive income (loss) are as follows:

                                                 Three months ended November 30,
                                         --------------------------------------------
(in thousands)                                         2000                      1999
-------------------------------------------------------------------------------------
Net income (loss)                                   $ 6,363                  $(15,468)
Foreign currency translation adjustment                  23                        (2)
Unrealized holding gain (loss), net of
 tax                                                 (1,893)                    4,756
                                         ------------------          ----------------
Total comprehensive income (loss)                   $ 4,493                  $(10,714)
                                         ==================          ================

                                                  Six months ended November 30,
                                         --------------------------------------------
(in thousands)                                         2000                      1999
-------------------------------------------------------------------------------------
Net income (loss)                                   $22,543                  $(10,531)
Foreign currency translation adjustment                  58                        (6)
Unrealized holding gain (loss), net of
 tax                                                 (2,537)                    4,756
                                         ------------------          ----------------
Total comprehensive income (loss)                   $20,064                  $ (5,781)
                                         ==================          ================

NOTE 7 - SUBSEQUENT EVENTS:

     On December 28, 2000, the NDC Board of Directors set the Record Date and Distribution Date for the spin-off of Global Payments Inc. The Record Date will be January 19, 2001 and the Distribution Date will be January 31, 2001. Global Payments, Inc. has registered its common stock with the Securities and Exchange Commission and filed its first Quarterly Report on Form 10-Q on January 3, 2001.

     NDC will effect the spin-off by distributing to NDC stockholders of record
0.8 shares of common stock of Global Payments for each share of common stock of NDC held at the close of business on January 19, 2001. The distribution will be effective at 11:59 p.m. on January 31, 2001.

     The conversion rate of NDC's 5% Convertible Subordinated Notes due November 1, 2003 is subject to adjustment due to the distribution. The adjustment will occur as of the Record Date in the manner specified by the indenture.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with the consolidated financial statements of NDCHealth and related notes appearing elsewhere in this report.

  NDCHealth provides high volume, network based information solutions and point of service systems to the healthcare industry. Our products and services include electronic claims processing, eligibility, claims adjudication and payment systems, provision of administrative and clinical services, database information reporting on prescription drug sales and pharmacy operations, consulting services, and practice management systems. We provide products and services to pharmacies, physicians, hospitals, integrated delivery systems, managed care organizations, payers, government healthcare agencies, distributors, clinics, Internet portals, pharmaceutical manufacturers, and other healthcare providers and those who serve them and who have need for our services.

     We serve a diverse customer base comprised of more than 180,000 physicians, ninety percent of the pharmacies in North America and greater than thirty percent of the pharmacies in the United Kingdom, more than twenty percent of the nation's hospitals, over 100 pharmaceutical manufacturers and over 1,000 health care payers. In addition, we are in the early phases of entering the German and U.K. information markets. We believe that our presence in the multiple pharmacy, managed care organization, physician, hospital, pharmaceutical manufacturer, and healthcare payer markets is broader than any other similar healthcare information company and provides us with a strong competitive advantage.

     Consolidated Results

     The non-GAAP financial statement below discloses the NDC consolidated results prior to the effect of accounting for the spin-off of Global Payments and certain unusual items described below.

     Because the effect of the spin-off of Global Payments is excluded, spin-off expenses of $8.7 million are not included in the fiscal 2001 results below. Additionally, the financial statement below excludes restructuring and impairment charges ($2.2 million and $34.4 million in fiscal 2001 and 2000 respectively), unusual Operating Expenses of $11.1 million in fiscal 2000 and the gain of $2.3 million on the divestiture of a dental systems business in fiscal 2000.


                                                    Three Months Ended November 30,
                                          -----------------------------------------------
(In millions, except per share data)                2000            1999         Change
                                          -----------------------------------------------
Revenue:
   Continuing Businesses                            $165.2          $152.9            8%
   Divested Businesses                                 1.1            16.3          (93%)
                                          -----------------------------------------------
Total Revenue                                        166.3           169.2           (2%)
Operating Expenses                                   135.4           140.7           (4%)
                                          -----------------------------------------------
Operating Income                                      30.9            28.5            8%

EBITDA                                                44.5            41.6            7%

Other Expense                                          4.1             3.9            5%
                                          -----------------------------------------------
Income Before Income Taxes                            26.8            24.6            9%
Provision for Income Taxes                            10.3             9.5            8%
                                          -----------------------------------------------
Net Income                                          $ 16.5          $ 15.1            9%
                                          ===============================================

Basic Earnings per Share                            $ 0.50          $ 0.45           11%
                                          -----------------------------------------------

Diluted Earnings per Share                          $ 0.48          $ 0.44            9%
                                          -----------------------------------------------

     Results of Operations

     On December 20, 1999, we announced our intention to split into two independent, publicly traded companies by spinning off our Global Payments subsidiary. We expect the spin-off to be completed on January 31, 2001. As a result of the pending spin-off, National Data Corporation's healthcare information business segment will be the remaining stand-alone business and will do business as NDCHealth. In light of the pending spin-off, the NDCHealth November 30, 2000 financial statements have been prepared with Global Payments' net assets, results of operations, and cash flows displayed separately as "discontinued operations", and all historical financial statements presented have been restated to conform to this presentation in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations".

     During the last 24 months, we completed a significant strategy review and implemented a plan to focus on our core products and services. As a result, the last two years represented a major transition period for our company. As a part of that plan, we determined to divest our management services business in the third quarter of fiscal 2000. The sale of this management services business was completed in the first quarter of fiscal 2001. This business is also accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

     The remainder of the results of operations excludes these discontinued operations.

     During the last year, we have also eliminated non-core as well as obsolete and redundant product and service offerings. In addition, we accelerated clearing house integration, consolidation of locations and associated staff and expense reductions. Total charges related to restructuring and asset impairment were $34.4 million during the first half of fiscal 2000.

     During the second quarter of fiscal 2000, management also evaluated certain significant business risks related to recent acquisitions and those locations that were closed as part of the strategic review, including bankrupt accounts and customer disputes. As a result of this review, unusual expenses were recorded in the second quarter of fiscal 2000 as follows: accounts receivable write-off of $8.0 million; bad debt allowance increases of $2.0 million; litigation settlement expenses of $1.3 million; and write-off of $0.8 million of prepaid expenses and recording of $1.2 million of accrued expenses. Approximately $2.2 million of these unusual expenses were related to the management services operation and are reflected in the results of the discontinued operations. Accordingly, the results of the first half of fiscal 2000 include approximately $45.5 million of charges related to restructuring and asset impairment ($34.4 million) and other unusual expenses ($11.1 million). These unusual expenses are included in the Sales, General and Administrative expenses ($9.2 million) and Cost of Service ($1.9 million).

     At the end of the second quarter of fiscal 2000, we disclosed that we would have additional restructuring and other unusual charges of up to $10 million in the next twelve months. In the second quarter of fiscal 2001, both our Salt Lake City and Cleveland operations were closed. We also wrote down and divested a software operation. Therefore, in the second quarter of fiscal 2001, $2.2 million of restructuring and impairment charges are reflected. These actions essentially complete all of the programs identified in our strategic review.

     Additionally, during the first quarter of fiscal 2001, we merged our Pharmacy Systems business activity with TechRx Incorporated to leverage the combined product development and distribution of both our systems to the pharmacy market. In order to provide more meaningful comparisons, revenue from these divested businesses is detailed below.

                                            Three Months Ended                    Six Months Ended
                                               November 30,                          November 30,
                               -----------------------------------------------------------------------------
                (In millions)           2000        1999        Change         2000      1999       Change
                               -----------------------------------------------------------------------------
Revenue:
   Continuing Businesses                $83.5       $71.2         17 %        $163.7     $142.3         15 %
   Divested Businesses                    0.2        13.8        (99)%           5.8       28.4        (80)%
                               -----------------------------------------------------------------------------
   Total                                $83.7       $85.0         (2)%        $169.5     $170.7         (1)%

Depreciation and Amortization:          $ 8.7       $ 8.0          9 %        $ 16.9     $ 16.2          4 %

     NDCHealth's earnings before interest, taxes, depreciation and amortization (EBITDA) is defined as operating income plus depreciation and amortization and restructuring and impairment charges. This statistic and its results as a percentage of revenue may not be comparable to similarly titled measures reported by other companies. However, management believes this statistic is a relevant measurement and provides a comparable cash earnings measure by excluding the impact of the amortization of acquired intangibles, potential timing differences associated with capital expenditures and the related depreciation charges, restructuring and impairment charges. EBITDA is detailed below.

                                            Three Months Ended                    Six Months Ended
                                               November 30,                          November 30,
                               --------------------------------------------------------------------------------
                (In millions)           2000        1999        Change         2000      1999       Change
                               --------------------------------------------------------------------------------

EBITDA:                                $23.6      $ 10.1         134%         $46.0    $ 34.0       35%

Income before Income Taxes and
 Discontinued Operations
 (IBIT):
   NDCHealth                           $13.2      $  2.7         389%         $25.4    $ 18.3       39%
   Restructuring and Impairment         (2.2)      (34.4)         94%          (2.2)    (34.4)      94%
                               --------------------------------------------------------------------------------
   Total IBIT                          $11.0      $(31.7)        135%         $23.2    $(16.1)     244%


Revenue

     Revenue, net of divested operations, increased to $83.5 million in the second quarter of fiscal 2001, a 17.3% increase from the prior year's second quarter revenue of $71.2 million and a 4% sequential increase from revenue of $80.2 million in the first quarter of fiscal 2001. These increases were the result of growth in customer base and increased transaction volumes from existing customers in our continuing areas of business in addition to new revenue from recently acquired businesses that have been integrated with our existing operations. Total GAAP reported revenue, including divested businesses, for the second quarter of fiscal 2001 was $83.7 million, a decrease of $1.3 million, or 2%, from the second quarter of fiscal 2000. This decrease was the result of realizing only partial quarter revenues for the divested operations in the current year compared to full quarter revenues in the prior year.

     Revenue, net of divested operations, increased by 15% to $163.7 million in the first half of fiscal 2001 from $142.3 million in the prior year's first half due to the same factors described above. Total revenue for the first half of fiscal 2001 declined 1% to $169.5 million from $170.7 million in the prior year's first half. This decrease was the result of realizing fewer months revenues for the divested operations in the current year compared to the prior year's first half.

Operating Expenses

     Cost of service as a percentage of revenue decreased to 59% in the second quarter of fiscal 2001 from 63% in the second quarter of fiscal 2000. This decrease was due primarily to cost reductions realized as a result of restructuring actions undertaken during the past year, and increased leverage of our infrastructure from increased transaction volume and the unusual expenses ($1.9 million) in the prior year. The absolute dollars of Cost of service decreased $4.6 million (9%) in the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000.

     Cost of service as a percentage of revenue was 59% in the first half of fiscal 2001 compared to 61% in the first half of fiscal 2000 with absolute dollar spending declining $4.8 million, or 5%, as compared to the prior year. These decreases were due to the same factors described above.

     Sales, general and administrative expense ("SG&A") decreased $9.6 million (33%) in the second quarter of fiscal 2001 from the same period last year. This was due primarily to the unusual expenses ($9.2 million) in the prior year's second quarter described in Results of Operations above. Excluding these unusual expenses, SG&A expense as a percentage of revenue was 23% for the second quarter of both fiscal 2001 and fiscal 2000.

     SG&A expense decreased to $40.5 million for the first half of fiscal 2001 from $48.2 million for the first half of fiscal 2000. This was due primarily to the unusual expenses ($9.2 million) in the prior year's first half described above and expenses in the current year in preparation for the pending spin-off of Global Payments. As a percentage of revenue, SG&A expense was 24% for the first half of fiscal 2001 compared to 23% for the prior year's first half excluding the unusual expenses.

Operating Income

     Operating income increased to $12.8 million for the second quarter of fiscal 2001 from an operating loss of $32.3 million for the second quarter of fiscal 2000. Excluding the unusual charges in fiscal 2000 and restructuring and impairment charges in fiscal 2001 and 2000 described above, operating income increased to $14.9 million for the second quarter of fiscal 2001 from $13.2 million for the second quarter of fiscal 2000. Excluding these charges, as a percentage of revenue, the operating income margin increased to 17.9% in the second quarter of fiscal 2001 from 15.5% in the second quarter of fiscal 2000. This increase was due primarily to the decreased Cost of service margins described above. Excluding the restructuring and impairment charges in the current quarter, operating income increased 5% sequentially to $14.9 million for the second quarter of fiscal 2001 from $14.2 million for the first quarter of fiscal 2001. As a percentage of revenue, the operating income margin excluding the restructuring and impairment charges improved to 17.9% in the second quarter of fiscal 2001 from 16.5% in the first quarter of fiscal 2001. This margin improvement is due to the reduced Cost of service margins described above.

     Operating income increased to $27.0 million for the first half of fiscal 2001 from an operating loss of $16.5 million for the first half of fiscal 2000. Excluding the unusual expenses in fiscal 2000 and restructuring and impairment charges in fiscal 2001 and 2000 described above, operating income increased to $29.1 million for the first half of fiscal 2001 from $29.0 million for the first half of fiscal 2000. Excluding these charges, as a percentage of revenue, the operating income margin was 17% in the first half of both fiscal 2001 and fiscal 2000.

EBITDA

     EBITDA for the second quarter of fiscal 2001 increased by $13.5 million, or 134%, to $23.6 million from $10.1 million in the prior year due to the unusual expenses ($11.1 million) in fiscal 2000 and operating income margin improvement described above. The EBITDA margin percentage was 28% in the second quarter of fiscal 2001, compared to 25% in the second quarter of fiscal 2000 excluding the unusual charges. EBITDA for the second quarter of fiscal 2001 increased by $1.2 million sequentially from the first quarter of fiscal 2001. The EBITDA margin percentage was 28% in the second quarter of fiscal 2001, compared to 26% in the prior quarter.

     EBITDA for the first half of fiscal 2001 increased by $12.0 million, or 35%, to $46.0 million from $34.0 million in the prior year's first half due to the unusual expenses ($11.1 million) in fiscal 2000 described above. Excluding the unusual charges the EBITDA margin percentage was 27% in the first half of fiscal 2001, compared to 26% in the first half of fiscal 2000.

Other Expense

     Total other expense increased $2.4 million for the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. This increase was primarily the result of a net gain recorded on the sale of our dental systems business offsetting expense in the second quarter of fiscal 2000.

     Total other expense increased $4.2 million for the first half of fiscal 2001 compared to the first half of fiscal 2000. This increase was primarily the result of net gains recorded on the sale of marketable securities and our dental systems business in the first half of fiscal 2000.

Liquidity and Capital Resources

     Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At November 30, 2000, we had cash and cash equivalents totaling $7.3 million. Net cash provided by operating activities increased 154% to $37.6 million for the first six months of fiscal 2001 compared to $14.8 million in the first six months of fiscal 2000 primarily due to increased net income and changes in income taxes, partially offset by increases in prepaids and other assets. The change in income taxes is due to the loss on the disposal of the management services discontinued operations. These losses were not deductible for tax purposes until the business was divested. During fiscal 2001, we completed the sale of these discontinued operations; therefore, the previously non-deductible reserves are deductible for tax purposes and will decrease the amount of income taxes payable favorably impacting cash flow. The increase in prepaids and other assets primarily relates to increases in non-trade receivables related to our recent investments, alliances and divestitures.

     Net cash used in investing activities was $37.2 million for the first six months of fiscal 2001 compared to $20.3 million for the first six months of fiscal 2000. This increase is primarily due to capital expenditures of $20.5 million, business acquisitions of $23.2 million and investments of $13.5 million partially offset by $20.0 million in proceeds received from the divestiture of the management services business. We continue to invest in capital expenditures related to growth in our business and acceleration of certain strategic initiatives. Additionally, during the first quarter of fiscal 2001, an agreement was reached to merge our pharmacy systems business activity with TechRx Incorporated. As part of this agreement, we exchanged existing assets, liabilities and cash for our investment interest in TechRx.

     Net cash used in financing activities increased to $16.7 million for the first six months of fiscal 2001 from $11.3 million in the first six months of fiscal 2000. The net effect of the payments and borrowings against the lines of credit is $11.5 million in payments for the first six months of fiscal 2001 compared to $33.0 million in borrowings for the first six months of fiscal 2000. Principal payments under capital lease arrangements and other long-term debt decreased $3.4 million for the first six months of fiscal 2001 from the first six months of fiscal 2000 due primarily to reduced capital lease activity. Dividends of $4.9 million and $5.0 million were paid during the first six months of fiscal 2001 and fiscal 2000, respectively.

     We have a $125.0 million revolving line of credit that will terminate at the time of the spin-off of Global Payments. This includes a committed, unsecured $110.0 million revolving line of credit and a $15.0 million line of credit to fund working capital requirements. At November 30, 2000, there was $57.0 million outstanding under the committed, unsecured line of credit.

     Based upon the relative financial conditions, results of operations and prospects of NDCHealth and Global Payments, NDC determined that $96.1 million would be an appropriate allocation to Global Payments of the existing NDC debt at May 31, 2000. For the six months ended November 30, 2000 Global Payments made net repayments of $35.9 million, thereby reducing this $96.1 million due to NDCHealth to $60.2 million as of November 30, 2000. At the date of the spin-off, Global Payments Inc. will make a net cash payment to NDCHealth equal to $60.2 million adjusted for the net cash contributions of eCommerce operations and the spin-off costs between December 1, 2000 and the actual date of the distribution. We will use the proceeds from this cash payment to make payments against the outstanding balance under the current line of credit.

     Additionally, we have a commitment for a new credit facility providing a $50 million revolving line of credit. This credit facility will become effective upon completion of the spin-off and will be available for working capital and general corporate purposes after the spin-off. The facility will have a one-year term, with the option for NDCHealth to convert any outstanding borrowings at the maturity date to a term loan repayable at the first anniversary of the initial maturity date. We believe that our current level of cash and borrowing capacity, along with future cash flows from operations, are sufficient to meet the needs of our existing operations and our planned requirements for the foreseeable future. We regularly evaluate cash requirements for current operations, commitments, development activities and strategic acquisitions. We may elect to raise additional funds for these purposes, either through the issuance of additional debt or equity or otherwise, as appropriate.

     Net cash provided by discontinued operations was $21.8 million in the first six months of fiscal 2001 compared to $20.7 million in the first six months of fiscal 2000.

Quantitative and Qualitative Disclosure About Market Risk.

     There have been no significant changes in NDCHealth's market risk from that disclosed in our annual report on Form 10-K for the year ended May 31, 2000.

Forward Looking Results of Operations

     For the year ended May 31, 2000, NDCHealth reported revenue of $345 million. This revenue included $56 million associated with businesses divested in the past 15 months. Excluding these revenues from the reported fiscal 2000 amounts, our revenue would have been $289 million. By implementing our revised strategy previously discussed, and excluding these divested businesses from both fiscal 2000 and 2001 results, we expect to generate annual revenue growth from $289 million in fiscal 2000 to $330 - $335 million in fiscal 2001.

     We expect that our basic earnings per share for the fiscal year ending May 31, 2001, excluding discontinued operations, restructuring and impairment charges, and the results of the businesses divested in the past fifteen months, will be in the range of $1.00, plus or minus two percent. The Global Payments spin-off must be completed in order to compute dilution resulting from our outstanding options and convertible debentures. Prior to that time, we are unable to compute a range of fully diluted earnings per share.

Forward-Looking Information

     When used in this Quarterly Report on Form 10-Q, in documents incorporated herein and elsewhere by management of National Data Corporation ("NDCHealth" or the "Company"), from time to time, the words "believes," "anticipates," "expects," "intends," "plans" and similar expressions and statements that are necessarily dependent on future events are intended to identify forward-looking statements concerning the Company's business operations, economic performance and financial condition, including in particular, the Company's business strategy and means to implement the strategy, the Company's objectives, the amount of future capital expenditures, the likelihood of the Company's success in developing and introducing new products and expanding its business, and the timing of the introduction of new and modified products or services. For such statements, the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 is applicable and invoked. Such statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies that are subject to change. Actual revenues, revenue growth and margins will be dependent upon all such factors and their results subject to risks related to the implementation of changes by the Company, the failure to implement changes, and customer acceptance of such changes or lack of change. Actual results of events could differ materially from those anticipated in the Company's forward-looking statements as a result of a variety of factors, including: (a) those set forth in Exhibit 99.1 to the Registrant's Annual Report on Form 10-K for the period ended May 31, 2000 which are incorporated herein by this reference; (b) those set forth elsewhere herein;
(c) those set forth from time to time in the Company's press releases and reports and other filings made with the Securities and Exchange Commission; and
(d) those set forth from time to time in the Company's analyst calls and discussions. The Company has announced its intent to spin-off the NDC eCommerce business segment into a separate publicly traded company (Global Payments Inc.) with its own management and Board of Directors. Although planned to be completed on January 31, 2001, this spin-off has not yet been completed and there can be no assurance that it will be completed. The Company cautions that such factors are not exclusive. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update forward-looking or other statements or to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

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

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The 2000 Annual Meeting of Stockholders of National Data Corporation was held at the Company's offices in Atlanta, Georgia on October 26, 2000. At the annual meeting, the stockholders of the Company approved the following items:

1. Election of one director in Class II to serve until the annual meeting of stockholders in 2003, or until his successor is duly elected and qualified. Votes cast were as follows: For 29,631,463, Withheld 166,946; and

2. Adoption of the Company's 2000 Employee Stock Purchase Plan. Votes cast were as follows: For 28,826,861, Against 931,692, Abstain from voting 39,856.

ITEM 5 - OTHER INFORMATION
--------------------------

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Reports Filed on Form 8-K:

     National Data Corporation's Form 8-K dated November 9, 2000, was filed on November 9, 2000, reporting under Item 5 the Company's announcement of the pending acquisition of Canadian Imperial Bank of Commerce's Merchant Card Services business.

     National Data Corporation's Form 8-K dated November 9, 2000, was filed on November 9, 2000, reporting under Item 9 the Company's release of Summary Proforma Combined Financial Data.

     National Data Corporation's Form 8-K dated November 15, 2000, was filed on November 21, 2000, reporting under Item 5 the Company's announcement of a private letter ruling from the IRS concerning the spin-off of Global Payments Inc.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           National Data Corporation
                                           -------------------------
                                           (Registrant)


Date: January 3, 2001                  By: /s/ David H. Shenk
      ---------------                      ------------------
                                           David H. Shenk
                                           Interim Chief Financial Officer
                                           (Principal Financial Officer and
                                           Chief Accounting Officer)