Form 10-Q
period 2001-02-28
NATIONAL DATA CORP
filed 2001-04-11
CIK 70033

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
                For Quarterly Period Ended February 28, 2001
                                           ------------------

                                      OR

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from  _______ to _______

                         Commission File No. 001-12392
                                             ---------

                           NATIONAL DATA CORPORATION
                           -------------------------
              (Exact name of registrant as specified in charter)

                         DELAWARE                         58-0977458
                   --------------------             ----------------------
             (State or other jurisdiction of           (I.R.S. Employer
              incorporation or organization)         Identification No.)

          National Data Plaza, Atlanta, Georgia           30329-2010
          -------------------------------------     ----------------------
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

               Common Stock, Par Value $.125 - 33,532,579 shares

               ------------------------------------------------
                        Outstanding as of April 6, 2001

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NATIONAL DATA CORPORATION AND SUBSIDIARIES

(In thousands, except per share data)
================================================================================================================

                                                                            Three Months Ended February 28/29,
                                                                           -------------------------------------
                                                                                 2001                 2000
                                                                           -------------------------------------
Revenues:
  Information management                                                   $       37,195         $        33,746
  Network services and systems                                                     51,037                  37,957
  Divested businesses                                                                   -                  14,165
                                                                           --------------------------------------
                                                                                   88,232                  85,868
-----------------------------------------------------------------------------------------------------------------

Operating expenses:
  Cost of service                                                                  45,718                  44,893
  Sales, general and administrative                                                18,653                  19,654
  Depreciation and amortization                                                     8,686                   6,990
                                                                           --------------------------------------
                                                                                   73,057                  71,537
                                                                           --------------------------------------

Operating income                                                                   15,175                  14,331
-----------------------------------------------------------------------------------------------------------------

Other income (expense):
  Interest and other income                                                           101                      88
  Interest and other expense                                                       (2,054)                 (1,727)
  Minority interest in losses                                                         841                       -
                                                                           --------------------------------------
                                                                                   (1,112)                 (1,639)
                                                                           --------------------------------------

Income before income taxes and discontinued operations                             14,063                  12,692
Provision for income taxes                                                          5,414                   4,882
-----------------------------------------------------------------------------------------------------------------
Income before discontinued operations                                               8,649                   7,810
Discontinued operations - net of tax (See Note 4)                                       -                  (6,616)
-----------------------------------------------------------------------------------------------------------------
     Net income                                                            $        8,649         $         1,194
                                                                           ======================================

Basic earnings per share:
  Income before discontinued operations                                    $         0.26         $          0.24
                                                                           --------------------------------------
  Discontinued operations - net of tax (See Note 4)                        $            -         $         (0.20)
                                                                           --------------------------------------
  Basic earnings per share                                                 $         0.26         $          0.04
                                                                           --------------------------------------

Diluted earnings per share:
  Income before discontinued operations                                    $         0.25         $          0.23
                                                                           --------------------------------------
  Discontinued operations - net of tax (See Note 4)                        $            -         $         (0.20)
                                                                           --------------------------------------
  Diluted earnings per share                                               $         0.25         $          0.04
                                                                           --------------------------------------

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
NATIONAL DATA CORPORATION AND SUBSIDIARIES

(In thousands, except per share data)
=================================================================================================================

                                                                           Nine Months Ended February 28/29,
                                                                      -------------------------------------------
                                                                             2001                     2000
                                                                      -------------------------------------------
Revenues:
  Information management                                              $          105,188        $         101,777
  Network services and systems                                                   146,722                  112,296
  Divested businesses                                                              5,862                   42,542
                                                                      -------------------------------------------
                                                                                 257,772                  256,615
-----------------------------------------------------------------------------------------------------------------

Operating expenses:
  Cost of service                                                                130,720                  136,103
  Sales, general and administrative                                               57,172                   65,153
  Depreciation and amortization                                                   25,582                   23,142
  Restructuring and impairment charges                                             2,156                   34,393
                                                                      -------------------------------------------
                                                                                 215,630                  258,791
                                                                      -------------------------------------------

Operating income (loss)                                                           42,142                   (2,176)
-----------------------------------------------------------------------------------------------------------------

Other income (expense):
  Interest and other income                                                          131                    3,830
  Interest and other expense                                                      (5,690 )                 (5,026)
  Minority interest in losses                                                        724                        -
                                                                      --------------------------------------------
                                                                                  (4,835 )                 (1,196)
                                                                      --------------------------------------------

Income (loss) before income taxes and discontinued operations                     37,307                   (3,372)
Provision for income taxes                                                        14,438                      353
------------------------------------------------------------------------------------------------------------------
Income (loss) before discontinued operations                                      22,869                   (3,725)
Discontinued operations - net of tax (See Note 4)                                  8,323                   (5,612)
------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                                $           31,192        $          (9,337)
                                                                      ============================================

Basic earnings (loss) per share:
     Income (loss) before discontinued operations                     $             0.70        $           (0.11)
                                                                      --------------------------------------------
     Discontinued operations - net of tax (See Note 4)                $             0.25        $           (0.17)
                                                                      --------------------------------------------
     Basic earnings (loss) per share                                  $             0.95        $           (0.28)
                                                                      --------------------------------------------

Diluted earnings (loss) per share:
     Income (loss) before discontinued operations                     $             0.67        $           (0.11)
                                                                      --------------------------------------------
     Discontinued operations - net of tax (See Note 4)                $             0.25        $           (0.17)
                                                                      --------------------------------------------
     Diluted earnings (loss) per share                                $             0.92        $           (0.28)
                                                                      --------------------------------------------

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NATIONAL DATA CORPORATION AND SUBSIDIARIES

(In thousands)
====================================================================================================================

                                                                                 Nine Months Ended February 28/29,
                                                                             ----------------------------------------
                                                                                     2001                   2000
                                                                                     ----                   ----
Cash flows from operating activities:
  Net income (loss)                                                             $           31,192     $        (9,337)
  Adjustments to reconcile net income (loss) to cash provided by operating activities before changes in assets and liabilities:
     Non-cash restructuring and impairment charges                                             930              23,880
     (Income) loss from discontinued operations                                             (8,323)              5,612
     Depreciation and amortization                                                          25,582              23,142
     Deferred income taxes                                                                  36,017             (12,856)
     Provision for bad debts                                                                   490               8,778
     Other, net                                                                                718              (4,161)
  Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:
          Accounts receivable, net                                                            (481)             11,223
          Prepaid expenses and other assets                                                 (8,929)                140
          Accounts payable and accrued liabilities                                          (6,643)             12,492
          Deferred income                                                                      760              (3,787)
          Income taxes                                                                     (15,720)              5,164
                                                                                --------------------------------------
   Net cash provided by operating activities                                                55,593              60,290
                                                                                --------------------------------------
Cash flows from investing activities:
  Capital expenditures                                                                     (25,177)            (18,628)
  Business acquisitions, net of acquired cash                                              (23,224)                  -
  Sale of marketable securities                                                                  -               2,974
  Business divestitures                                                                     20,000               3,500
  Purchase of investment                                                                   (18,092)            (10,045)
                                                                                --------------------------------------
  Net cash used in investing activities                                                    (46,493)            (22,199)
                                                                                --------------------------------------
Cash flows from financing activities:
  Net repayments under lines of credit                                                     (68,500)            (15,000)
  Net principal payments under capital lease arrangements
   and other long-term debt                                                                 (2,126)            (14,478)
  Net issuances (purchases) related to stock activities                                      5,292             (33,779)
  Dividends paid                                                                            (7,409)             (7,481)
                                                                                --------------------------------------
  Net cash used in financing activities                                                    (72,743)            (70,738)
                                                                                --------------------------------------
Net cash provided by discontinued operations                                                10,305              26,682
Cash dividend from Global Payments Inc.                                                     77,600                   -
                                                                                --------------------------------------
Increase in cash and cash equivalents                                                       24,262              (5,965)
Cash and cash equivalents, beginning of period                                               1,789               2,058
                                                                                --------------------------------------
Cash and cash equivalents, end of period                                        $           26,051     $        (3,907)
                                                                                ======================================

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS
NATIONAL DATA CORPORATION AND SUBSIDIARIES

(In thousands, except share and per share data)
=========================================================================================================================
                                                                                               February 28,     May 31,
                                                                                                   2001          2000
                                                                                               -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                                                                    $    26,051    $     1,789

  Accounts receivable                                                                               65,138         73,025
  Allowance for doubtful accounts                                                                   (6,908)        (7,316)
                                                                                               -----------    -----------
     Accounts receivable, net                                                                       58,230         65,709
                                                                                               -----------    -----------
  Income tax receivable                                                                             21,744          1,962
  Deferred income taxes                                                                                  -         20,097
  Prepaid expenses and other current assets                                                         19,895         13,857
                                                                                               -----------    ----------
      Total current assets                                                                         125,920        103,414
                                                                                               -----------    -----------

Property and equipment, net                                                                         80,313         69,265
Intangible assets, net                                                                             226,480        214,800
Deferred income taxes                                                                               16,327         32,247
Investments                                                                                         36,449          5,948
Other                                                                                                7,740          4,346
Net assets of discontinued operations                                                                    -        220,312
                                                                                               -----------    -----------
Total Assets                                                                                   $   493,229    $   650,332
                                                                                               ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                               $         -    $    68,500
  Current portion of long-term debt                                                                    168            159
  Obligations under capital leases                                                                   4,118          5,803
  Accounts payable and accrued liabilities                                                          53,673         55,082
  Accrued spinoff related liabilities                                                                6,484              -
  Deferred income taxes                                                                                464              -
                                                                                               -----------    -----------
  Deferred income                                                                                   20,208         23,319
                                                                                               -----------    -----------
      Total current liabilities                                                                     85,115        152,863
                                                                                               -----------    -----------
Long-term debt                                                                                     152,384        152,495
Obligations under capital leases                                                                     1,450          1,793
Other long-term liabilities                                                                         15,395         13,045
                                                                                               -----------    -----------
      Total liabilities                                                                            254,344        320,196
                                                                                               -----------    -----------
Commitments and contingencies

Minority interest in equity of subsidiaries                                                         12,830              -

Shareholders' equity:
  Preferred stock, par value $1.00 per share; 1,000,000 shares authorized, none issued                   -              -
  Common stock, par value $.125 per share; 200,000,000 shares authorized; 33,827,690
     and 33,953,008 shares issued, respectively                                                      4,228          4,244
  Capital in excess of par value                                                                   208,589        349,387
  Treasury stock, at cost, 868,426 and 1,211,880 shares, respectively                              (22,903)       (31,960)
  Retained earnings                                                                                 44,546         20,763
  Deferred compensation                                                                             (2,626)        (7,332)
  Unrealized holding loss                                                                           (4,137)        (1,727)
  Cumulative translation adjustment                                                                 (1,642)        (3,239)
                                                                                               -----------    -----------
      Total shareholders' equity                                                                   226,055        330,136
                                                                                               -----------    -----------

Total Liabilities and Shareholders' Equity                                                     $   493,229    $   650,332
                                                                                               ===========    ===========

See Notes to Unaudited Consolidated Financial Statements.

                        NOTES TO UNAUDITED CONSOLIDATED
                        -------------------------------
                             FINANCIAL STATEMENTS
                             --------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

On January 31, 2001, National Data Corporation (the "Company") completed the spin-off of its eCommerce business segment, encompassed in the newly formed Global Payments Inc. subsidiary, into a separate publicly traded company with its own management and Board of Directors to permit the Company to increase focus on its core businesses. As a result of the spin-off, the Company's financial statements have been prepared with Global Payments' net assets, results of operations, and cash flows displayed separately as "discontinued operations" with all historical financial statements restated to conform to this presentation, in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations".

National Data Corporation's healthcare information business segment is the remaining stand-alone business after the spin-off. Accordingly, National Data Corporation is now doing business as NDCHealth.

In the third quarter of fiscal 2000 the Company decided to pursue the divestiture of its management services business and has placed this business into a discontinued operations category in accordance with Accounting Principles Board Opinion No. 30. All prior periods have been restated to reflect the discontinued operations accounting treatment. During the first quarter of fiscal 2001, the Company completed the sale of the management services business.

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

NOTE 2 - EARNINGS PER SHARE:

Basic earnings per share is computed by dividing reported net earnings available to common shareholders by weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing reported net earnings available to common shareholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, and convertible debt that, if converted, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period have a dilutive effect on earnings per share.

The following table sets forth the computation of basic and diluted earnings (in thousands, except per share data):

                                                       Three Months Ended (Before Discontinued Operations)
                                        ----------------------------------------------------------------------------------
                                                  February 28, 2001                           February 29, 2000
                                        ----------------------------------------------------------------------------------
                                          Income         Shares       Per Share       Income       Shares        Per Share
                                          ------         ------       ---------       ------       ------        ---------
Basic EPS:
Income                                    $ 8,649         32,992      $    0.26       $ 7,810       32,920       $    0.24
                                                                      =========                                  =========

Effect of Dilutive Securities:
   Stock Options                              ---          1,356                          ---          890
                                          ----------------------                      --------------------
                                            8,649         34,348                        7,810       33,810
   Convertible debt                           ---            ---                          ---          ---
                                          ----------------------                      --------------------

Diluted EPS:
Income plus assumed conversions           $ 8,649         34,348      $    0.25       $ 7,810       33,810       $    0.23
                                          ================================================================================

                                                        Three Months Ended (After Discontinued Operations)
                                        ----------------------------------------------------------------------------------
                                                  February 28, 2001                           February 29, 2000
                                        ----------------------------------------------------------------------------------
                                         Income        Shares        Per Share       Income        Shares       Per Share
                                         ------        ------        ---------       ------        ------       ---------
Basic EPS:
Net income                                $ 8,649        32,992       $    0.26       $1,194        32,920       $    0.04
                                                                      =========                                  =========

Effect of Dilutive Securities:
  Stock Options                               ---         1,356                          ---           890
                                          ---------------------                       --------------------
                                            8,649        34,348                        1,194        33,810
  Convertible debt                            ---           ---                          ---           ---
                                          ---------------------                       --------------------

Diluted EPS:
Net Income plus assumed conversions       $ 8,649        34,348       $    0.25       $1,194        33,810       $    0.04
                                          ================================================================================

                                                        Nine Months Ended (Before Discontinued Operations)
                                        ----------------------------------------------------------------------------------
                                                  February 28, 2001                           February 29, 2000
                                        ----------------------------------------------------------------------------------
                                         Income          Shares       Per Share       Income        Shares       Per Share
                                         ------          ------       ---------       ------        ------       ---------
Basic EPS:
Income (loss)                             $22,869        32,879       $    0.70      ($3,725)       33,392         ($ 0.11)
                                                                      =========                                  =========

Effect of Dilutive Securities:
   Stock Options                              ---         1,057                          ---          ---
                                          ---------------------                       --------------------
                                           22,869        33,936                       (3,725)       33,392
   Convertible debt                          ---            ---                          ---           ---
                                          ---------------------                       --------------------

Diluted EPS:
Income (loss) plus assumed
conversions                               $22,869        33,936       $    0.67      ($3,725)       33,392         ($ 0.11)
                                          ================================================================================

                                                         Nine Months Ended (After Discontinued Operations)
                                        ----------------------------------------------------------------------------------
                                                   February 28, 2001                           February 29, 2000
                                        ----------------------------------------------------------------------------------
                                          Income        Shares        Per Share       Income        Shares       Per Share
                                          ------        ------        ----------      ------        ------       ---------
Basic EPS:
Net income (loss)                        $31,192        32,879        $      0.95     ($9,337)         33,392      ($ 0.28)
                                                                      ===========                                =========

Effect of Dilutive Securities:
  Stock Options                              ---         1,057                            ---             ---
                                        ----------------------                     --------------------------
                                          31,192        33,936                         (9,337)         33,392
  Convertible debt                           ---           ---                            ---             ---
                                        ----------------------                     -----------       --------

Diluted EPS:
Net Income (loss) plus assumed
conversions                              $31,192        33,936        $      0.92     ($9,337)         33,392      ($ 0.28)
                                        ==================================================================================

For the three and nine months ended February 28, 2001 and February 29, 2000, convertible debt had an antidilutive effect on diluted earnings per share before and after discontinued operations; accordingly, diluted earnings per share was not adjusted for convertible debt.

NOTE 3 - RESTRUCTURING AND IMPAIRMENT CHARGES:

During the last 24 months, we completed a significant strategy review and implemented a plan to focus on our core products and services. As a result, the last two years have represented a major transition period for our Company. This included management's evaluation, during the second quarter of fiscal year 2000, of the Company's current product and service offerings in light of changing market and technological environments. The decision was made to focus management attention on the core information management and network services and systems as well as related Internet initiatives. Accordingly, actions were initiated to eliminate non-core as well as obsolete and redundant product and service offerings. In addition, the Company accelerated clearing house integration, consolidation of locations, and associated staff and expense reductions. Total restructuring and asset impairment charges during the second quarter of fiscal 2000 were $34.4 million. Of this total, approximately $10.5 million were cash items that were accrued at the time the charges were incurred. At the end of the second quarter of fiscal 2000, we also disclosed that we would have additional restructuring and other unusual charges of up to $10 million in the next twelve months.

Of this projected $10 million in additional charges, the Company incurred $2.2 million of restructuring and impairment charges during the second quarter of fiscal 2001 as these actions were finalized and implemented. Of this total, approximately $1.2 million were cash items that were accrued at the time the charges were incurred. These cash items include severance and related costs of $1.1 million and facility exit costs of $0.1 million. The severance and related costs arose from the Company's actions to reduce personnel staffing in areas of redundant operations and activities. These charges reflect 58 specifically identified executives and employees who were informed of their termination during the second quarter of fiscal 2001. The facility costs relate to a location that was closed during the quarter. The remaining $1.0 million impairment charge was the result of the write down and divestiture of a non-core operation.

As of February 28, 2001, $3.3 million of the cash portion of the restructuring charges remains accrued as a current liability and $0.2 million is accrued as a long-term liability in the respective liabilities sections of the balance sheet as follows:

    (in thousands)
                                                                            Current
                                                          Original            Year          Payments                      Long-
                                                            Total           Additions       To Date        Current         Term
--------------------------------------------------------------------------------------------------------------------------------
    Closed or planned closings of facilities                 $ 6,100         $   160         $ 5,320        $  748          $192
    Estimated costs for settlements on contracts
                                                               2,236               -             498         1,738             -
    Severance and related costs                                2,177           1,066           2,383           860             -
                                                         -----------------------------------------------------------------------
            Total                                            $10,513         $ 1,226         $ 8,201        $3,346         $ 192
                                                         =======================================================================

NOTE 4 - DISCONTINUED OPERATIONS

On December 20, 1999, the Company announced its intention to spin-off its eCommerce business segment, encompassed in the newly formed Global Payments Inc. subsidiary. This spin-off was contingent on receiving a favorable opinion from outside counsel regarding the tax-free status of the dividend. On November 15, 2000 the Company received a favorable opinion from counsel based on an IRS ruling and completed the spin-off on January 31, 2001. The spin-off was accomplished by distributing all of the shares of common stock of Global Payments to NDC stockholders. NDC stockholders received 0.8 share of Global Payments Inc. common stock for each share of NDC common stock held as of the January 19, 2001 record date.

As a result of the spin-off, the Company's February 28, 2001 financial statements have been prepared with Global Payments' net assets, results of operations, and cash flows displayed separately as "discontinued operations" with all historical financial statements restated to conform to this presentation, in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations". During the second quarter of fiscal 2001, the Company recorded an expense of $10.0 million to reflect the net costs associated with effecting the spin-off ($8.7 million after tax, or $0.27 per share). These costs include legal and investment banker fees, severance, duplicate software licenses, and other related costs partially offset by the projected income for Global Payments for the period from the measurement date through January 31, 2001.

Additionally, in the third quarter of fiscal 2000, the Company made the decision to divest its management services business and account for this business area as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. The Company successfully completed the sale of this management services business for total cash consideration of $20.0 million in the first quarter of fiscal 2001.

The operating results of the discontinued operations for the three and nine months ended February 28, 2001 and February 29, 2000 are summarized as follows:

                                                                            Three months ended February 28, 2001
                                                                      ------------------------------------------------
                                                                        Global Payments        Management
 (In thousands, except per share data):                                      Inc.               Services       Total
----------------------------------------------------------------------------------------------------------------------
Revenue                                                                    $ 53,770            $    -         $ 53,770
Operating income                                                              8,247                 -            8,247
                                                                      ------------------------------------------------
Net income from discontinued operations                                    $     -             $    -         $      -
                                                                      ================================================

Diluted earnings (loss) per share:
   Total                                                                   $     -             $    -         $      -
                                                                      ------------------------------------------------

                                                                               Three months ended February 29, 2000
                                                                      ------------------------------------------------------
                                                                                Global            Management
 (In thousands, except per share data):                                      Payments Inc.         Services         Total
----------------------------------------------------------------------------------------------------------------------------
Revenue                                                                          $ 81,827         $  26,250        $108,077
Operating income (loss)                                                            13,420            (5,053)          8,367

Income (loss) from operations, net of tax                                           6,930            (3,165)          3,765
Projected phase-out loss from operations, net of tax                                    -           (10,381)        (10,381)
                                                                      ------------------------------------------------------
Net income (loss) from discontinued operations                                   $  6,930         $ (13,546)       $ (6,616)
                                                                      ======================================================
Diluted earnings (loss) per share:
   From operations                                                               $   0.21         $   (0.10)       $   0.11
                                                                      ------------------------------------------------------
   Projected phase-out loss from operations                                      $      -         $   (0.31)       $  (0.31)
                                                                      ------------------------------------------------------
   Total                                                                         $   0.21         $   (0.41)       $  (0.20)
                                                                      ------------------------------------------------------

                                                                                Nine months ended February 28, 2001
                                                                      ------------------------------------------------------
                                                                                Global           Management
 (In thousands, except per share data):                                      Payments Inc.        Services           Total
----------------------------------------------------------------------------------------------------------------------------
Revenue                                                                        $ 223,592           $ 21,905        $ 191,727
Operating income                                                                  40,801                168           32,722

Income from operations, net of tax                                                17,056                  -           17,056
Spin-off special charge, net of tax                                               (8,733)                 -           (8,733)
                                                                     -------------------------------------------------------
Net income from discontinued operations                                        $   8,323           $      -        $   8,323
                                                                     =======================================================
Diluted earnings (loss) per share:
   From operations                                                             $    0.50           $      -        $    0.50
                                                                     -------------------------------------------------------
   Spin-off special charge                                                     $   (0.26)          $      -        $   (0.26)
                                                                     -------------------------------------------------------
   Total                                                                       $    0.25           $      -        $    0.25
                                                                     -------------------------------------------------------

                                                                                 Nine months ended February 29, 2000
                                                                      ------------------------------------------------------
                                                                                Global          Management
 (In thousands, except per share data):                                      Payments Inc.       Services           Total
----------------------------------------------------------------------------------------------------------------------------
Revenue                                                                         $ 255,829        $  81,270         $ 337,099
Operating income (loss)                                                            49,234          (12,088)           37,146

Income (loss) from operations, net of tax                                          26,157           (7,628)           18,529
Projected phase-out loss from operations, net of tax                                    -          (10,381)          (10,381)
                                                                     -------------------------------------------------------
Income (loss) from discontinued operations before cumulative effect
   of change in accounting principle                                               26,157          (18,009)            8,148
Cumulative effect of change in accounting principle, net of tax                         -          (13,760)          (13,760)
                                                                     -------------------------------------------------------
Net income (loss) from discontinued operations                                  $  26,157        $ (31,769)        $  (5,612)
                                                                     =======================================================
Diluted earnings (loss) per share:
   From operations                                                              $    0.78        $   (0.23)        $    0.55
                                                                     -------------------------------------------------------
   Projected phase-out loss from operations                                     $       -        $   (0.31)        $   (0.31)
                                                                     -------------------------------------------------------
   Cumulative effect of change in accounting principle                          $       -        $   (0.41)        $   (0.41)
                                                                     -------------------------------------------------------
   Total                                                                        $    0.78        $   (0.95)        $   (0.17)
                                                                     -------------------------------------------------------

The net assets of discontinued operations are summarized as follows:

                                                           February 28,
                                                               2001                      May 31, 2000
                                                          -------------     --------------------------------------------------
                                                                                Global             Management
(In thousands):                                               Total          Payments Inc.          Services            Total
------------------------------------------------------------------------------------------------------------------------------
Current assets                                            $           -          $  67,935          $  27,535        $  95,470
Property and equipment, net                                           -             28,665              5,756           34,421
Intangible assets, net                                                -            173,726                  -          173,726
Other assets (liabilities)                                            -                (73)             1,384            1,311
Current liabilities                                                   -            (28,149)            (7,788)         (35,937)
Other long-term liabilities                                           -             (6,623)            (2,370)          (8,993)
Provision for estimated losses                                        -                  -            (21,214)         (21,214)
Minority interest in equity of subsidiaries                           -            (18,472)                 -          (18,472)
                                                          -------------     --------------------------------------------------
Net assets of discontinued operations                     $           -          $ 217,009          $   3,303        $ 220,312
                                                          =============     ==================================================

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental cash flow disclosures, including non-cash investing and financing activities, for the nine months ended February 28, 2001 and February 29, 2000 are as follows:

(in thousands)                                                               2001                 2000
------------------------------------------------------------------------------------------------------
Net income taxes paid                                                     $   905              $   500
Interest paid                                                               3,932                4,634
Capital leases entered into in exchange
  for property and equipment                                                    -                  776
Non-cash investment in MedicaLogic/Medscape, Inc.                               -                7,000
Non-cash investment in TechRx Incorporated                                 15,306                    -

NOTE 6 - COMPREHENSIVE INCOME (LOSS):

The components of comprehensive income (loss) are as follows:

                                                             Three months ended February 28/29,
                                                         -----------------------------------------
(in thousands)                                                      2001                      2000
--------------------------------------------------------------------------------------------------
Net income                                                      $  8,649                  $  1,194
Foreign currency translation adjustment                              875                        (9)
Unrealized holding gain, net of tax                                  164                       420
                                                         ---------------             -------------
Total comprehensive income                                      $  9,688                  $  1,605
                                                         ===============             =============

                                                              Nine months ended February 28/29,
                                                         -----------------------------------------
(in thousands)                                                      2000                      1999
--------------------------------------------------------------------------------------------------
Net income (loss)                                               $ 31,192                  ($ 9,337)
Foreign currency translation adjustment                              565                       (15)
Unrealized holding gain (loss), net of tax                        (2,410)                    5,176
                                                         ---------------             -------------
Total comprehensive income (loss)                               $ 29,347                  ($ 4,176)
                                                         ===============             =============

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with the consolidated financial statements of NDCHealth and related notes appearing elsewhere in this report.

     NDCHealth provides high volume, network based information solutions and point of service systems to the healthcare industry. Our Information Management products and services provided to pharmaceutical manufacturers and pharmacy chains include consulting services and database information reporting on prescription drug sales and pharmacy operations. Our Network Services and Systems products and services provided to pharmacies, physicians, hospitals, integrated delivery systems, managed care organizations, payers, government healthcare agencies, distributors, clinics, Internet portals, pharmaceutical manufacturers and other healthcare providers and those who serve them include electronic claims processing, eligibility, claims adjudication and payment systems, provision of administrative and clinical services, and practice management systems.

     We serve a diverse customer base comprised of more than 180,000 physicians, ninety percent of the pharmacies in North America and twenty-five percent of the pharmacies in the United Kingdom, more than twenty percent of the nation's hospitals, over 100 pharmaceutical manufacturers and over 1,000 health care payers. In addition, we are in the early phases of entering the German and U.K. information markets. We believe that our presence in the multiple pharmacy, managed care organization, physician, hospital, pharmaceutical manufacturer, and healthcare payer markets is broader than any other similar healthcare information company and provides us with a strong competitive advantage.

     Results of Operations

     On December 20, 1999, we announced our intention to split into two independent, publicly traded companies by spinning off our Global Payments subsidiary. This spin-off was completed on January 31, 2001. As a result of the spin-off, National Data Corporation's healthcare information business segment is the remaining stand-alone business and is now doing business as NDCHealth. In light of the spin-off, the NDCHealth February 28, 2001 financial statements have been prepared with Global Payments' net assets, results of operations, and cash flows displayed separately as "discontinued operations" with all historical financial statements restated to conform to this presentation, in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations".

     During the last 24 months, we completed a significant strategy review and implemented a plan to focus on our core products and services. As a result, the last two years have represented a major transition period for our company. As a part of that plan, we determined to divest our management services business in the third quarter of fiscal 2000. The sale of this management services business was completed in the first quarter of fiscal 2001. This business is also accounted for as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

     The remainder of the results of operations excludes these discontinued operations.

     During the last fifteen months, we have also eliminated non-core as well as obsolete and redundant product and service offerings. In addition, we accelerated clearing house integration, consolidation of locations and associated staff and expense reductions. Total charges related to restructuring and asset impairment were $34.4 million during the first nine months of fiscal 2000.

     During the second quarter of fiscal 2000, management also evaluated certain significant business risks related to recent acquisitions and those locations that were closed as part of the strategic review, including bankrupt accounts and customer disputes. As a result of this review, unusual expenses were recorded in the second quarter of fiscal 2000 as follows: accounts receivable write-off of $8.0 million; bad debt allowance increases of $2.0 million; litigation settlement expenses of $1.3 million; and write-off of $0.8 million of prepaid expenses and recording of $1.2 million of accrued expenses. Approximately $2.2 million of these unusual expenses were related to the management services operation and are reflected in the results of the discontinued operations. Accordingly, the results of the first nine months of fiscal 2000 include approximately $45.5 million of charges related to restructuring and asset impairment ($34.4 million) and other unusual expenses ($11.1 million). These unusual expenses are included in the Sales, General and Administrative expenses ($9.2 million) and Cost of Service ($1.9 million).

     At the end of the second quarter of fiscal 2000, we disclosed that we would have additional restructuring and other unusual charges of up to $10 million in the next twelve months. In the second quarter of fiscal 2001, both our Salt Lake City operations and a portion of our Cleveland operations were closed. We also wrote down and divested a software operation. Therefore, in the first nine months of fiscal 2001, $2.2 million of restructuring and impairment charges are reflected. These actions essentially complete all of the programs identified in our strategic review.

     Additionally, during the first quarter of fiscal 2001, we merged our Pharmacy Systems business activity with TechRx Incorporated to leverage the combined product development and distribution of both our systems to the pharmacy market. In order to provide more meaningful comparisons, revenue from these divested businesses is shown separately below.


                                                        Three Months Ended                     hNine Months Ended
                                                          February 28/29,                       February 28/29,
                                             ------------------------------------    ----------------------------------
                             (In millions)      2001           2000       Change         2001         2000      Change
                                             ------------------------------------    ----------------------------------
Revenue:
   Information Management                          $37.2         $33.7         10%        $105.2      $101.8          3%
   Network Services and Systems                     51.0          38.0         34%         146.7       112.3         31%
   Divested Businesses                                 -          14.2       (100%)          5.9        42.5        (86%)
                                             ---------------------------------------------------------------------------
   Total                                           $88.2         $85.9          3%        $257.8      $256.6          0%

Depreciation and Amortization:                     $ 8.7         $ 7.0         24%        $ 25.6      $ 23.1         11%

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


                                                     Three Months Ended                     Nine Months Ended
                                                       February 28/29,                       February 28/29,
                                             ------------------------------------    ----------------------------------
                             (In millions)      2001           2000       Change        2001          2000      Change
                                             ------------------------------------    ----------------------------------
EBITDA:                                            $23.9         $21.3         12%         $69.9       $55.4         26%

                                                       Three Months Ended                     Nine Months Ended
                                                        February 28/29,                        February 28/29,
                                             ------------------------------------    ----------------------------------
                             (In millions)      2001           2000       Change        2001          2000      Change
                                             ------------------------------------    ----------------------------------
Income before Income Taxes and
Discontinued Operations (IBIT):
   NDCHealth                                      $ 14.1        $ 12.7         11%         $39.5       $31.0         27%
   Restructuring and Impairment                        -             -          -           (2.2)      (34.4)        94%
                                             --------------------------------------------------------------------------
   Total IBIT                                     $ 14.1        $ 12.7         11%         $37.3       ($3.4)         -

Revenue

     Revenue, net of divested operations, increased to $88.2 million in the third quarter of fiscal 2001, a 23% increase from the prior year's third quarter revenue of $71.7 million and a 6% sequential increase from revenue of $83.5 million in the second quarter of fiscal 2001. Information Management revenue grew to $37.2 million from $33.7 million, a 10% increase over the prior year's third quarter. This growth resulted from providing new services to our existing customers and new revenues from our expansion in Europe. Network Services and Systems revenue grew to $51.0 million from $38.0 million, a 34% increase over the prior year's third quarter. This increase was the result of growth of our existing customers, additions to our customer base, and increased transaction volumes from continued expansion of our product offerings as well as new revenue from a recently acquired business that has been integrated with our existing operations. Total GAAP reported revenue, including divested businesses, for the third quarter of fiscal 2001 was $88.2 million, an increase of $2.3 million, or 3%, from the third quarter of fiscal 2000. This increase was the result of increased revenues in our continuing operations and new revenues from our acquisition offsetting the lost revenues from the Divested Businesses.

     Revenue, net of divested operations, increased by 18% to $251.9 million in the first nine months of fiscal 2001 from $214.1 million in the prior year's first nine months. Information Management revenue grew to $105.2 million from $101.8 million, or 3%. Network Services and Systems revenue grew to $146.7 million from $112.3 million, or 31%. These increases were due to the same factors described above. Total GAAP revenue for the first nine months of fiscal 2001 increased to $257.8 million from $256.6 million in the prior year's first nine months. This increase was the result of increased revenues in our continuing operations and new revenues from acquisitions offsetting the lost revenues from the Divested Businesses.

Operating Expenses

     Cost of service as a percentage of revenue was 52% in both the third quarter of fiscal 2001 and the third quarter of fiscal 2000. The absolute dollars of Cost of service increased $0.8 million (2%) in the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000. This 2% increase in absolute dollars compares favorably to the revenue increase of 3% due to the increased leverage of our infrastructure from increased transaction volumes and divestiture of high expense margin businesses.

     Cost of service as a percentage of revenue was 51% in the first nine months of fiscal 2001 compared to 53% in the first nine months of fiscal 2000. Excluding the $1.9 million of unusual expenses in fiscal 2000 described above in Results of Operations, Cost of service expense as a percentage of revenue was 52% for the first nine months of fiscal 2000. Absolute dollar spending, excluding these unusual charges, declined $3.5 million, or 3%, compared to the prior year. These decreases as a percentage of revenue and in absolute dollars were due to the increased leverage of our infrastructure from increased transaction volumes and divestiture of high expense margin businesses.

     Sales, general and administrative expense ("SG&A") decreased $1.0 million, or 5%, in the third quarter of fiscal 2001 from the same period last year. As a percentage of revenue, SG&A expense was 21% for the third quarter of fiscal 2001 compared to 23% for the prior year's third quarter. This decrease was the result of the divestiture of high expense margin businesses.

     SG&A expense decreased to $57.2 million for the first nine months of fiscal 2001 from $65.2 million for the first nine months of fiscal 2000. This was due primarily to the unusual expenses ($9.2 million) in the prior year described in Results of Operations above. Excluding these unusual expenses, SG&A expense as a percentage of revenue was 22% for the first nine months of both fiscal 2001 and fiscal 2000. SG&A expenses as a percentage of revenue remained flat due to decreased expenses in the current year resulting from the divestiture of high expense margin businesses being offset by expenses in preparation for the spin-off of Global Payments.

     Depreciation and amortization expense ("D&A") increased $1.7 million, or 24%, in the third quarter of fiscal 2001 from the same period last year. As a percentage of revenue, D&A expense was 10% for the third quarter of fiscal 2001 compared to 8% for the prior year's third quarter. This increase was primarily the result of the amortization of goodwill from newly acquired businesses.

     D&A expense increased to $25.6 million for the first nine months of fiscal 2001 from $23.1 million for the first nine months of fiscal 2000. As a percentage of revenue, D&A expense was 10% for the first nine months of fiscal 2001 compared to 9% for the first nine months of the prior year for the same reason described above.

Operating Income

     Operating income increased 6% to $15.2 million for the third quarter of fiscal 2001 from $14.3 million for the third quarter of fiscal 2000. As a percentage of revenue, the operating income margin was 17% in the third quarter of both fiscal 2001 and fiscal 2000. Excluding the restructuring and impairment charges in the second quarter of fiscal 2001, operating income increased 2% sequentially to $15.2 million for the third quarter of fiscal 2001 from $14.9 million for the prior quarter.

     Operating income increased to $42.1 million for the first nine months of fiscal 2001 from an operating loss of $2.2 million for the first nine months of fiscal 2000. Excluding the unusual expenses in fiscal 2000 and restructuring and impairment charges in fiscal 2001 and 2000 described above, operating income increased to $44.3 million for the first nine months of fiscal 2001 from $43.3 million for the first nine months of fiscal 2000. Excluding these charges, as a percentage of revenue, the operating income margin was 17% in the first nine months of both fiscal 2001 and fiscal 2000.

EBITDA

     EBITDA for the third quarter of fiscal 2001 increased 12% to $23.9 million from $21.3 million in the prior year. The EBITDA margin percentage was 27% in the third quarter of fiscal 2001, compared to 25% in the third quarter of fiscal 2000. EBITDA for the third quarter of fiscal 2001 increased by $0.3 million sequentially from the second quarter of fiscal 2001.

     EBITDA for the first nine months of fiscal 2001 increased by $14.5 million, or 26%, to $69.9 million from $55.4 million in the prior year's first nine months due to the unusual expenses ($11.1 million) in fiscal 2000 described above. Excluding the unusual charges, the EBITDA margin percentage was 27% in the first nine months of fiscal 2001, compared to 26% in the first nine months of fiscal 2000.

Other Expense

     Total other expense decreased to $1.1 million for the third quarter of fiscal 2001 compared to $1.6 million for the third quarter of fiscal 2000. This decrease was primarily due to minority interest credit of $0.8 million which represents the minority's share of losses attributable to subsidiaries consolidated in our financial statements but not 100% owned by us.

     Total other expense increased $3.6 million for the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000. This increase was primarily the result of net gains recorded on the sale of marketable securities and our dental systems business in the first nine months of fiscal 2000.

Liquidity and Capital Resources

     Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At February 28, 2001, we had cash and cash equivalents totaling $26.1 million. Net cash provided by operating activities decreased to $55.6 million for the first nine months of fiscal 2001 compared to $60.3 million in the first nine months of fiscal 2000 primarily due to changes in income taxes, decreases in accounts payable and accrued liabilities, and increases in prepaids and other assets. The change in income taxes is due to the loss on the disposal of the management services discontinued operations. These losses were not deductible for tax purposes until the business was divested. During fiscal 2001, we completed the sale of these discontinued operations; therefore, the previously non-deductible reserves are deductible for tax purposes and will decrease the amount of income taxes payable, favorably impacting cash flow. The decrease in accounts payable and accrued liabilities primarily relates to decreases in accruals relating to our recent divestitures. The increase in prepaids and other assets primarily relates to increases in non-trade receivables related to our recent investments and alliances.

     Net cash used in investing activities was $46.5 million for the first nine months of fiscal 2001 compared to $22.2 million for the first nine months of fiscal 2000. This increase is primarily due to capital expenditures of $25.2 million, business acquisitions of $23.2 million and investments of $18.1 million, partially offset by $20.0 million in proceeds received from the divestiture of the management services business. We continue to invest in capital expenditures related to growth in our business and acceleration of certain strategic initiatives. Additionally, during the first quarter of fiscal 2001, an agreement was reached to merge our pharmacy systems business activity with TechRx Incorporated. As part of this agreement, we exchanged existing assets, liabilities and cash for our investment interest in TechRx.

     Net cash used in financing activities increased to $72.7 million for the first nine months of fiscal 2001 from $70.7 million in the first nine months of fiscal 2000. The net effect of the payments and borrowings against the lines of credit is $68.5 million in payments for the first nine months of fiscal 2001 compared to $15.0 million for the first nine months of fiscal 2000. Principal payments under capital lease arrangements and other long-term debt decreased $12.4 million for the first nine months of fiscal 2001 from the first nine months of fiscal 2000 due primarily to reduced capital lease activity. Dividends of $7.4 million and $7.5 million were paid during the first nine months of fiscal 2001 and fiscal 2000, respectively.

     Based upon the relative financial conditions, results of operations and prospects of NDCHealth and Global Payments, NDC determined that $96.1 million would be an appropriate allocation to Global Payments of the existing NDC debt at May 31, 2000. For the eight months ended January 31, 2001 Global Payments made net repayments of $18.5 million, thereby reducing this $96.1 million due to NDCHealth to $77.6 million as of January 31, 2001. At the date of the spin-off and shortly thereafter, Global Payments Inc. made net cash payments to NDCHealth equal to $77.6 million. We used a portion of the proceeds from this cash payment to retire our existing lines of credit at the time of the spin-off.

     Net cash provided by discontinued operations, including the cash dividend from Global Payments, was $87.9 million in the first nine months of fiscal 2001 compared to $26.7 million in the first nine months of fiscal 2000.

     We have a new credit facility providing a $50 million revolving line of credit which became effective upon completion of the spin-off and is available for working capital and general corporate purposes. The facility terminates December 1, 2001, with the option for NDCHealth to extend the facility for one year. At February 28, 2001, there was no amount outstanding under the facility. We believe that our current level of cash and borrowing capacity, along with future cash flows from operations, are sufficient to meet the needs of our existing operations and our planned requirements for the foreseeable future. We regularly evaluate cash requirements for current operations, commitments, development activities and strategic acquisitions. We may elect to raise additional funds for these purposes, either through the issuance of additional debt or equity or otherwise, as appropriate.

Quantitative and Qualitative Disclosure About Market Risk.

     There have been no significant changes in NDCHealth's market risk from that disclosed in our annual report on Form 10-K for the year ended May 31, 2000.

Forward Looking Results of Operations

     For the year ended May 31, 2000, NDCHealth reported revenue of $345 million. This revenue included $56 million associated with businesses divested in the past 18 months. Excluding these revenues from the reported fiscal 2000 amounts, our revenue would have been $289 million. By implementing our revised strategy previously discussed, and excluding these divested businesses from both fiscal 2000 and fiscal 2001 results, we expect to generate annual revenue growth from $289 million in fiscal 2000 to $335 - $340 million in fiscal 2001.

     We expect that our basic earnings per share for the fiscal year ending May 31, 2001, excluding discontinued operations, restructuring and impairment charges, and the results of the businesses divested in the past 18 months, will be in the range of $1.00, plus or minus two percent, with dilution of $0.03, as we continue to make investments in future growth.

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

None

ITEM 5 - OTHER INFORMATION
--------------------------

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)   Exhibits:

2.1 Distribution Agreement, Plan of Distribution and Reorganization, dated as of January 31, 2001 by and between National Data Corporation and Global Payments Inc. (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 14, 2001, file No. 001-12392, and incorporated herein by reference).

10.1 Tax Sharing and Indemnification Agreement, dated as of January 31, 2001 by and between National Data Corporation and Global Payments Inc. (filed as
      Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 14, 2001, file No. 001-12392, and incorporated herein by reference).

10.2 Employee Benefits Agreement, dated as of January 31, 2001 by and between National Data Corporation and Global Payments Inc. (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on February 14, 2001, file No. 001-12392, and incorporated herein by reference).

10.3 Transition Support Agreement, dated as of January 31, 2001 by and between National Data Corporation and Global Payments Inc. (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on February 14, 2001, file No. 001-12392, and incorporated herein by reference).

10.4 Intercompany Systems/Network Services Agreement, dated as of January 31, 2001 by and between National Data Corporation and Global Payments Inc. (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on February 14, 2001, file No. 001-12392, and incorporated herein by reference).

10.5 Services Agreement (Batch Processing), dated as of January 31, 2001 by and between National Data Corporation and Global Payments Inc. (filed as
      Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on February 14, 2001, file No. 001-12392, and incorporated herein by reference).

10.6 Headquarters Lease Agreement, dated as of January 31, 2001 by and between National Data Corporation and Global Payments Inc. (filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on February 14, 2001, file No. 001-12392, and incorporated herein by reference).

10.7 Sublease Agreement, dated as of January 31, 2001 by and between National Data Corporation and Global Payments Systems LLC. (filed as Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on February 14, 2001, file No. 001-12392, and incorporated herein by reference).

10.8 Sublease Agreement, dated as of January 31, 2001 by and between National Data Corporation and National Data Payment Systems, Inc. (filed as Exhibit
      10.8 to the Registrant's Current Report on Form 8-K filed on February 14, 2001, file No. 001-12392, and incorporated herein by reference).

(b)   Reports Filed on Form 8-K:

      National Data Corporation's Form 8-K dated December 20, 2000, was filed on December 20, 2000, including as an exhibit under Item 7 the Company's press release dated December 20, 2000.

      National Data Corporation's Form 8-K dated December 20, 2000, was filed on December 20, 2000, reporting under Item 9 the Company's release of business and financial information giving effect to the spin-off of the Global Payments Inc. subsidiary.

      National Data Corporation's Form 8-K dated January 22, 2001, was filed on January 23, 2001, reporting under Item 9 the Company's announcement of the adjusted conversion rate of its 5% Convertible Subordinated Notes due November 1, 2003.

      National Data Corporation's Form 8-K dated February 1, 2001, was filed on February 7, 2001, reporting under Item 9 the Company's release of guidance regarding diluted earnings per share for the fiscal year ending May 31, 2001.

      National Data Corporation's Form 8-K dated January 31, 2001, was filed on February 14, 2001, reporting under Item 2 the Company's completion of the spin-off of Global Payments Inc. and under Item 9 Proforma Financial Information giving effect to the spin-off and the related transactions.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              National Data Corporation
                                              -------------------------
                                                      (Registrant)


Date: April 11, 2001                       By: /s/ David H. Shenk
      ---------------                          ------------------
                                               David H. Shenk
                                               Corporate Controller
                                               (Chief Accounting Officer)