Form 10-K
period 2001-05-31
NATIONAL DATA CORP
filed 2001-08-27
CIK 70033

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ----------------
                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the fiscal year ended May 31, 2001

   or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the transition period from               to               .

                         Commission File No. 001-12392
                               ----------------
                           NATIONAL DATA CORPORATION
              (Exact name of issuer as specified in its charter)

                     Delaware                                  58-0977458
           (State or other jurisdiction                     (I.R.S. Employer
        of incorporation or organization)                  Identification No.)


               National Data Plaza
                 Atlanta, Georgia                              30329-2010
     (Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code: (404) 728-2000

          Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
        Title of each class                               on which registered
        -------------------                              ---------------------
Common Stock, Par Value $.125 Per Share                 New York Stock Exchange
Series A Junior Participating Preferred Stock Purchase
 Rights                                                 New York Stock Exchange
5% Convertible Subordinated Notes due 2003              New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     NONE
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,183,944,980 based upon the last reported sale price on The New York Stock Exchange on August 17, 2001 using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by all directors and officers of the registrant, some of whom may not be held to be affiliates upon judicial determination.

   The number of shares of the registrant's common stock, par value $.125, outstanding as of August 17, 2001 was 33,966,583 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                     Document                            Form 10-K
                     --------                            ---------
   Portions of the Company's Definitive Proxy Statement
    relating to the 2001 Annual Meeting of Stockholders
    to be held on October 25, 2001                       Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           NATIONAL DATA CORPORATION
                         2001 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS
                               -----------------
PART I.
-------
Item 1.   BUSINESS........................................................   3
Item 2.   PROPERTIES......................................................  10
Item 3.   LEGAL PROCEEDINGS...............................................  11
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS.......................................................  11
          EXECUTIVE OFFICERS OF THE REGISTRANT............................  12

PART II
-------

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS...................................  13
Item 6.   SELECTED FINANCIAL DATA.........................................  15
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................  16
Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK.............................................  34
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................  35
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE........................  71

Part III
--------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT......................................................  71
Item 11.  EXECUTIVE COMPENSATION..........................................  71
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT................................................  71
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  71

PART IV
-------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K...........................................  72

SIGNATURES................................................................  78

INDEX TO EXHIBITS.........................................................  80

                     SPECIAL CAUTIONARY  NOTICE REGARDING
                          FORWARD LOOKING STATEMENTS

     When used in this Annual Report on Form 10-K, in documents incorporated herein and elsewhere by management of National Data Corporation ("NDCHealth" or the "Company"), from time to time, the words "believes," "anticipates," "expects," "intends," "plans" and similar expressions and statements that are necessarily dependent on future events are intended to identify forward-looking statements concerning the Company's business operations, economic performance and financial condition, including in particular, the Company's business strategy and means to implement the strategy, the Company's objectives, the amount of future capital expenditures, the likelihood of the Company's success in developing and introducing new products and expanding its business, and the timing of the introduction of new and modified products or services. For such statements, the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 is applicable and invoked. Such statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies that are subject to change. Actual revenues, revenue growth and margins will be dependent upon all such factors and their results subject to risks related to the implementation of changes by the Company, the failure to implement changes, and customer acceptance of such changes or lack of change. There can be no assurance of the expected benefits and prospects for alliances that may be entered into from time to time. These alliances involve risks and uncertainties, including market and customer acceptance of the relationship, the effect of economic conditions, competition, pricing, and development difficulties. Actual results of events could differ materially from those anticipated in the Company's forward-looking statements as a result of a variety of factors, including: (a) those set forth under the caption "Additional Factors that May Affect Future Performance"; (b) those set forth elsewhere herein; (c) those set forth from time to time in the Company's press releases and reports and other filings made with the Securities and Exchange Commission; and (d) those set forth from time to time in the Company's analyst calls and discussions. The Company cautions that such factors are not exclusive. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update forward-looking or other statements or to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

                                    PART I
                                    ------

Item 1.  BUSINESS
-----------------

                                    General

     National Data Corporation ("NDC", "NDCHealth" or the "Company") is a Delaware corporation incorporated in 1967. On January 31, 2001, NDC completed the spin-off of its eCommerce business segment, Global Payments Inc. ("Global Payments"), into a separate publicly traded company with its own management and Board of Directors to permit the Company to increase focus on its core healthcare businesses. As a result of the spin-off, NDC's Health Information Services business segment remains as a stand-alone integrated company operating as NDCHealth. NDCHealth will continue its focus on providing a full range of services to the healthcare industry through our integrated intelligent network solutions and point-of-service systems as well as information management solutions. Our point-of-service systems, offered directly and indirectly through alliances, enhance connectivity to our intelligent network and increase our transaction volume and data sources.

     We provide point-of-service systems, high volume, network-based information solutions and information management services to the healthcare industry. Our offerings include electronic claims processing, eligibility verification, claims adjudication and payment systems, processing of administrative and clinical transactions, database information reporting on prescription drug sales and pharmacy operations, consulting services, and practice management systems. We provide products and services to pharmacies, physicians, hospitals, integrated delivery systems, managed care organizations, payers, government healthcare agencies, distributors, clinics, Internet portals, pharmaceutical manufacturers and other healthcare providers and related businesses.

     Our business strategy centers on providing integrated solutions. We offer answers to fulfill our customers' needs with respect to information processing services for the healthcare industry. We believe that this strategy provides the greatest opportunity for leveraging our existing infrastructure to maintain a consistent base of recurring revenues.

     We believe that the healthcare market offers attractive opportunities for continued growth. In pursuing our business strategy, we seek both to increase our penetration of existing markets and to identify and create new related markets through the development of new applications, enhancement of existing products, and increasing Internet utilization. Additionally, we are expanding our distribution channels, including through the Internet and, where appropriate, investing in or forging alliances with companies that have compatible products, services, development, and/or distribution capabilities.

     NDCHealth serves a diverse customer base consisting of more than 100,000 physicians. More than ninety percent of the pharmacies in North America and twenty-five percent of the pharmacies in the United Kingdom are linked to our value added services; approximately forty percent of the nation's large (400+ beds) hospitals are NDCHealth customers; over 100 pharmaceutical manufacturers and over 45 retail pharmacy chains rely on NDCHealth for information management services; and NDCHealth has value-added electronic connections to more than 1,000 commercial and governmental healthcare payers. In addition, we are in the early phases of entering the German and U.K. information markets. We believe that our presence in the pharmacy, managed care organization, physician, hospital, pharmaceutical manufacturer, and healthcare payer markets is broader than any other similar healthcare information company and provides us with a strong competitive advantage.

     Further, the Internet provides NDCHealth with new product opportunities for handling financial, administrative and clinical transactions as well as for information management services. We are aggressively building upon our systems, network and information management capabilities to take advantage of the Internet. As the Internet has expanded the market to new users and provided new distribution channels, we have and will continue to Internet-enable our existing and new products and services in a secured environment.

     Our intelligent network solutions provide transaction processing services between providers and payers. Our intelligent network goes beyond simple data transport by offering customized validation and information processes for a broad range of transaction types among multiple providers and payers. The point-of-service systems that we offer directly and through various alliances and strategic investments provide our customers with applications to improve their efficiency of operation, promote cost containment and enhance the overall quality and predictability of patient care outcomes, while providing enhanced connectivity and additional transaction volume to our intelligent network. Our information management service solutions include proprietary healthcare information, consulting services and customized business intelligence solutions for our customers' emerging healthcare business issues. These services are currently offered primarily to pharmaceutical manufacturers, retail chain pharmacies and hospitals. It is our intent to expand our markets for these services to include physicians and payers.

     Our services assist our customers in managing costs and enhancing the quality of patient care. Our applications help our customers better manage revenue and cash flow, reduce overhead costs, react quickly to changing market conditions, improve business operations and streamline administrative processes. Our revenue consists of recurring transaction processing fees, monthly maintenance and support fees, information management subscription fees, consulting services and software license revenue.

               Acquisitions, Investments and Strategic Alliances

     From time to time, we have made acquisitions and investments and entered into strategic alliances in an effort to obtain a competitive advantage or an expanded presence in targeted markets. During the past several years, we made strategic acquisitions in Western Europe to broaden the market for our information management service solutions. We have entered into several new alliances with point of service providers such as Siemens, PDX, TechRx and Vitalworks for intelligent network solutions. These relationships should increase the demand for connectivity to our intelligent network in the future.

     Subsequent to the end of fiscal 2001, we entered into an ongoing relationship with MedUnite, Inc. and sold our physician network services business to MedUnite, Inc. As a result of this alliance, NDCHealth became a founding investor in MedUnite, Inc. with leading national payers. This alliance should allow us to receive a growing revenue stream from network services sold to our physician system customers.

     For information regarding our acquisitions, please see Note 2 to the Consolidated Financial Statements. We believe that acquisitions, investments and strategic alliances will continue to be important to our ability to compete effectively.

                               Healthcare Market

     We believe that the integrated services that we offer to the healthcare industry place us strategically in the center of a very dynamic marketplace. Because of our unique position, we manage healthcare related information from the point of patient contact through the point of payment. Through our information management solutions we provide our customers with useable information while maintaining high standards for patient confidentiality.

     There is a growing worldwide need in healthcare for information solutions and health information technology services. Industry estimates are that over $1.2 trillion is spent annually on healthcare in the United States alone. Of this amount, $210 billion is spent on administrative tasks and $400 billion is spent on inappropriate treatment, while only $590 billion is spent on appropriate treatment. We believe that our integrated solutions provide information and services useful in reducing administrative and other related healthcare costs and expenses and enhancing the quality of care. Additionally, the aging worldwide population is providing more need for improved information technology services relating to the healthcare industry. Because a high percentage of healthcare transactions are still handled using manual, paper-based methods, or are not being consistently performed, we believe that the healthcare industry is one of the largest untapped markets for providing information services. Our solutions provide the tools to help providers and payers reduce administrative expense and improve the clinical experience, while at the same time providing a robust source for statistical and analytical information required by our customers.

                             Government Regulation

     The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. These factors affect the purchasing practices and operation of healthcare organizations such as our customers. Federal and state legislatures and agencies periodically consider programs to reform or revise the U.S. healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. We are unable to predict future proposals with any certainty or to predict the effect they would have on our business.

     In addition, a number of recent legislative and regulatory changes may significantly impact our business. Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, Congress required the adoption of rules to establish standards and requirements for the electronic transmission of certain health information. These rules generally govern the use and disclosure of patient-identifiable health information, and apply to certain of our operations as well as the operations of many of our customers. See detailed discussion in "Additional Factors that May Affect Future Performance."

                 Products, Services and Distribution Channels

     The following discussion provides greater detail on our major products and services and our distribution channels. NDCHealth, MediSoft, Lytec and Concept are service marks or trademarks, or registered service marks or trademarks, of NDCHealth.

Network Services and Systems Solutions

     We believe our intelligent network and point-of-service systems streamline our customers' workflow, improve cash flow, provide real-time information to help providers better manage their practices, and give the healthcare industry new and improved methods to assure a higher quality of care at a lower cost. We process over five billion transactions per year including those that we process for Global Payments Inc., our former eCommerce business segment, under a network services agreement. Over two billion of these transactions are healthcare transactions and the value of the healthcare claims processed is over $250 billion. We believe that our real-time intelligent health information network is the world's largest and most advanced. We offer our customers NDCHealth proprietary solutions as well as those of our multiple alliance partners. The point-of-service systems that we offer help our customers improve efficiency and reduce costs while also serving as an additional source of transaction volume for our intelligent network.

     We offer payers customized real-time electronic connectivity to our provider networks through the NDCHealth intelligent network, including Internet access for claims/encounter editing, submission and adjudication, eligibility verification, remittance advice, referral authorization, and claim status and tracking. We also offer payers the ability to receive non-HIPAA transactions through the NDCHealth intelligent network, saving payers from costly legacy system conversions.

     We believe that with the growing acceptance of healthcare technology and the need to speed payment while reducing costs, there will be a significant increase in the number and types of electronic transactions. Many of the new transaction types may have broad impact across the healthcare continuum. For example, new solutions such as electronic prescriptions add new information management needs as well as directly impacting the way physicians, hospitals, pharmacies and payers practice and do business. Other examples include electronic referrals by physicians to hospitals and the increased use of medical data by physicians, hospitals and other providers to satisfy new types of healthcare information needs.

     Accordingly, we expect growth opportunities from further automating existing NDCHealth customers. This will happen as a result of the continued increase in transactions as the population ages and increased use of electronic transmission for both existing transaction sets and new transaction sets. We believe that the HIPAA requirements will accelerate this trend.

     Our Network Services and Systems solutions distributed to the pharmacy, hospital and physician markets described below generally represent between 55% and 60% of our revenues:

     Pharmacy Solutions

       Our pharmacy solutions include transaction processing, information management services, value added pre- and post-transaction edit processes, payer adjudication services and, through our alliance with TechRx Incorporated, in-store practice management systems. More than ninety percent of the pharmacies in North America and twenty-five percent of the pharmacies in the United Kingdom are linked to our value added services, totaling over 55,000 chain, independent, mail order, managed care and institutional outlets.

       Our pharmacy solutions are currently offered in the United States, Canada and the United Kingdom through the Internet, our direct sales force, and alliance partners. We compete with many companies; however, we believe that we are the largest provider of pharmacy solutions in North America.

     Hospital Solutions

       Our hospital solutions provide transaction processing, Internet-based services and application software to support the administrative, financial and clinical information management requirements of hospitals and health systems in the United States. Our over 1,200 hospitals and health system customers represent approximately 40% of hospitals in the United States with more than 400 beds. Our application software solutions include claims preparation and submission, payer specific edits, eligibility verification, remittance management, compliance management and document storage. These solutions provide additional transaction volume and interface with our intelligent network to access our transaction processing solutions. We compete with many companies; however, we believe that we are the largest provider of network transaction solutions to large hospitals in North America.

       Our hospital solutions are offered in the United States through our direct sales force as well as through multiple strategic alliances.

     Physician Solutions

       Our physician solutions provide practice management systems and, through our alliance with MedUnite, Inc., transaction processing services to support the administrative, financial and clinical information management requirements of physicians. We believe more than 100,000 physicians in the United States use one or more of our systems or services, including our industry leading, Windows-based practice management systems: MediSoft, Lytec and Concept. In addition, we have a number of alliance partners through which we offer our solutions. Through our alliance with MedUnite, Inc., we are able to offer transaction processing solutions providing claim/encounter editing, submission and adjudication, authorization, and prescription order and refill authorization.

       Our physician solutions are offered in the United States through value-added resellers, direct mail, our direct sales force, alliance partners, and the Internet.

Information Management Solutions

     We provide sales and marketing management information, research and consulting services, and customized business intelligence information solutions to more than 100 pharmaceutical manufacturers and 45 pharmacy chains, with sales to a single customer representing approximately 11% of total NDCHealth revenue. Our offerings include numerous products and services and customized solutions that draw statistical and analytical inferences and models from our data repository. Our data repository is managed and maintained in a 28-terabyte dynamic data warehouse. Our solutions transform this vast volume of anonymous patient data into information that our customers can use in order to more effectively manage their businesses and provide better patient care. This information includes data sets with information on prescription sales, rebates, and sampling as well as demographic and prescription information on managed care payers, pharmacy providers, physician over the counter recommendations, physician and healthcare providers, retail prescription sales, non-retail institutional sales and non-retail outlets. NDCHealth is able to provide this information in a secure environment respecting the confidentiality, privacy and ownership of patient and provider records. Our customers are able to use this information in analyzing issues such as prescriber targeting and profiling, product research and development, new product launches, sales compensation and management, the influence of managed care, pricing, clinical information and payment information. These solutions generally represent between 40% and 45% of our revenue.

     Our information solutions are offered in the United States and in early phase operations in the United Kingdom and Germany through our direct sales force. Our primary competitor in providing these solutions is IMS Health.

                     Operations and Systems Infrastructure

     We operate multiple data and customer support facilities. The primary facilities are in Atlanta, Georgia; Phoenix, Arizona; Tulsa, Oklahoma; the United Kingdom; and Germany.

     Because of the large number and variety of our products and services, we do not rely on a single technology to satisfy our sophisticated computer systems needs but instead employ technology that is suitable for each particular processing requirement. Given this approach, we utilize (i) fault-tolerant computers for high volume, real-time transaction processing; (ii) client-server technology for end-user data base applications; (iii) Internet technology for transaction processing among computers in our solutions; (iv) Internet solutions to reach directly to providers and pharmaceutical manufacturers; (v) the latest central systems for large scale transaction and batch data processing; and (vi) HP, Compaq, SUN, IBM, UNIX, Dell, NT and Windows-based systems for specialized communication and data base applications systems. The larger systems are linked via high speed, fiber-optic based networked backbones for file exchange and inter-system communication purposes; other systems use high speed LAN connections. The bulk of these system connections utilize the Internet TCP/IP architecture. We also maintain storage systems connected to the backbones, including robotic tape libraries and optical storage for archival purposes. Our systems are supported using advanced network control by our experienced systems, operations and production control staffs.

     Our communications network is made up of numerous discrete networks, each designed for a different purpose. We maintain four primary communications networks in addition to our support of the public Internet: a dial-up, short transaction network; a private line nationwide high bandwidth network; a frame relay network; and a dial-up voice/data network for interactive and voice traffic. We also maintain a number of support services offering wireless, Internet and ISDN connectivity. The network environment supports a diverse set of telecommunication protocols to respond to its diverse customer requirements.

                            Research and Development

     During fiscal 2001, 2000, and 1999, NDCHealth expended approximately $17.5 million, $20.7 million, and $20.0 million, respectively, on activities relating to the development and improvement of new and existing products, services and techniques. Of these amounts, approximately $9.0 million, $9.6 million, and $9.5 million were capitalized in fiscal 2001, 2000, and 1999, respectively, resulting in net expenses of approximately $8.5 million, $11.1 million, and $10.5 million, respectively.

                                   Employees

     As of May 31, 2001, NDCHealth had approximately 1,650 employees. On August 6, 2001, we announced the sale of our physician network services business to MedUnite, Inc. As a result of this transaction, we currently have approximately 1,450 employees. Many of our employees are professionals or are highly skilled in technical areas specific to the healthcare industry, and we believe that our current and future operations depend substantially on retaining such employees. Our employees are not represented by any labor union and we believe our employee relations to be excellent.

Item 2.  PROPERTIES
-------------------

     Our corporate headquarters are located in Atlanta, Georgia. We occupy a six-story, 120,000 square foot building at Two National Data Plaza in Atlanta, Georgia. There is no outstanding debt on the facility. Additionally, in May 1999, we purchased a previously leased (by NDC), fully occupied five-story, 85,000 square foot building at Four Corporate Square in Atlanta. This facility is currently leased to Global Payments Inc. for a term ending January 31, 2004. There is an existing $3.1 million mortgage on this facility which we assumed from the seller.

     In addition to the above facilities, we lease or rent a total of 22 other facilities. Of these 22, three are primary locations and 19 are sales and support offices. Included in these totals are five foreign locations. We own or lease a variety of computers and other computer equipment for our operational needs. We continue to upgrade and expand our computers and related equipment in order to increase efficiency, enhance reliability, and provide the necessary base for business expansion.

     We believe that our facilities and equipment are suitable and adequate for the business of NDCHealth as presently conducted.

     Information about leased properties is incorporated by reference from Note 15 of the Notes to the Consolidated Financial Statements.

Item 3.  LEGAL PROCEEDINGS
--------------------------

     We are involved in litigation related to our divested Physician and Hospital Support Services and Hospital Management Services (PHSS) units. We have obtained a ruling from the European Commission ordering IMS Health to license its structure for organizing pharmaceutical sales data to us. We are unable to predict whether IMS Health may be successful in overturning the EU ruling. Additionally, we are party to a number of other claims and lawsuits incidental to our business.

     We believe that the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     None submitted.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, titles, ages, and business experience of all present executive officers of the Company are listed below. All officers hold office at the pleasure of the Board of Directors, unless they earlier retire or resign.


      Name                                         Business Experience                                            Age
      ----                                         -------------------                                            ---
Walter M. Hoff               President and Chief Executive Officer of NDCHealth since April 2001,                 48
                             Chief Executive Officer of NDC Health Information Services from August
                             1998 to March 2001; Executive Vice President of First Data Corporation
                             from 1992 to 1998. Director of Metris Corporation.

Randolph L.M. Hutto          Executive Vice President - Finance and Business Development and Chief                52
                             Financial Officer of NDCHealth since November 2000; Executive Vice
                             President and General Counsel of Per-Se Technologies from 1998 to 2000;
                             Senior Vice President - Strategic Planning and Business Development of
                             First Data Corporation from 1996 to 1998.

Charles W. Miller            Executive Vice President - Operations of NDCHealth since January 2000;               56
                             various executive positions with McKesson from 1995 to 2000, most recently as Group President - Enterprise Operations.

Glenn N. Rosenkoetter        Executive Vice President - Sales and Marketing of NDCHealth since April              53
                             2000; Group President - Payor Solutions Group, and European Operations
                             for the Information Technology Business of McKesson from 1998 to 2000;
                             Senior Vice President - Strategic Business Units of HBO & Company from
                             1994 to 1998.

E. Christine Rumsey          Vice President - Human Resources of NDCHealth since September 1999;                  50
                             Senior Vice President - Human Resources and Administration for McKesson
                             from January to September 1999; Senior Vice President - Human Resources
                             for HBO & Company from 1995 to 1999.




      Name                                         Business Experience                                            Age
      ----                                         -------------------                                            ---
David H. Shenk               Vice President, Corporate Controller and Chief Accounting Officer of                 53
                             NDCHealth since January 1998;  Corporate Controller, Rollins, Inc.,
                             1992-1997.

Patricia A. Wilson           General Counsel and Secretary of NDCHealth since October 2000; partner               50
                             with Troutman Sanders LLP from 1988 to 2000.


                                    PART II
                                    -------

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     Our common stock is traded on the New York Stock Exchange under the ticker symbol "NDC." The high and low sales prices and dividends declared per share of the Company's common stock for each quarter during the last two fiscal years are listed below. The amount of our quarterly dividend was reduced in the third quarter of fiscal 2001 due to the spin-off of Global Payments. While we have historically paid dividends to owners of our common stock, the declaration and payment of future dividends will depend on many factors, including our earnings, financial condition, business needs, capital and surplus, and regulatory considerations, and is at the discretion of our Board of Directors.

                                                                                              Dividend
                                                           High                Low            Per Share
-------------------------------------------------------------------------------------------------------
Fiscal Year 2001

First Quarter                                              $31.38             $20.75           $.075
Second Quarter                                              38.94              27.31            .075
Third Quarter                                               38.90              23.90            .040
Fourth Quarter                                              30.80              21.17            .040

Fiscal Year 2000

First Quarter                                              $51.56             $37.14           $.075
Second Quarter                                              40.62              21.58            .075
Third Quarter                                               42.79              30.04            .075
Fourth Quarter                                              31.34              22.00            .075

The number of shareholders of record as of August 17, 2001 was 3,563.

     On January 31, 2001, we completed the spin-off of Global Payments Inc. The Company's shareholders received 0.8 share of Global Payments Inc. common stock for each share of common stock held as of the January 19, 2001 record date. In light of the spin-off and the resulting change in sales price of our common stock, the high and low sales prices of our common stock for each quarter during the last two fiscal years listed below have been adjusted to reflect the spin-off.

                                              High                Low
-----------------------------------------------------------------------
Fiscal Year 2001

First Quarter                                 $19.17             $12.65
Second Quarter                                 23.79              16.69
Third Quarter                                  27.46              17.45
Fourth Quarter                                 30.80              21.17

Fiscal Year 2000

First Quarter                                 $31.43             $22.64
Second Quarter                                 24.76              13.16
Third Quarter                                  26.08              18.31
Fourth Quarter                                 19.11              13.41

Item 6.  SELECTED FINANCIAL DATA
--------------------------------

     The table below summarizes selected historical financial information of NDCHealth for each of the last five fiscal years. All amounts have been restated on a continuing operations basis. Discontinued operations and restructuring, impairment, and non-recurring charges are more fully discussed in the Notes to the Consolidated Financial Statements. The selected financial information shown below has been derived from our audited financial statements. This table should be read in conjunction with other financial information included in this report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements.


(In thousands, except per share data)                       Fiscal Years Ended May 31,
                                             ------------------------------------------------------
                                                 2001       2000       1999       1998       1997
                                             ------------------------------------------------------
Revenue:
Information Management                         $138,091  $ 131,229   $128,961  $  55,223          -
Network Services and Systems                    205,862    158,051    141,832    130,994   $109,521
Divested Businesses                               5,862     56,393     68,203     62,929     64,300
                                             ------------------------------------------------------
    Total                                      $349,815  $ 345,673   $338,996  $ 249,146   $173,821

Operating Income (Loss)                        $ 58,861  $  12,383   $ 62,104   ($82,595)  $ 15,215

Income (Loss) Before Discontinued
  Operations                                   $ 28,068   ($ 1,163)  $ 33,863   ($90,013)  $  4,175

Diluted Earnings (Loss) Per Share
  Before Discontinued Operations               $    .82      ($.03)  $    .97     ($2.80)  $    .13

Dividends Declared Per Share                   $    .23  $     .30   $    .30  $     .30   $    .30

Total Assets                                   $488,212  $ 653,632   $534,723  $ 482,961   $391,136

Long-Term Obligations                          $155,431  $ 160,250   $165,013  $ 160,040   $144,855

Total Shareholders' Equity                     $230,467  $ 330,136   $409,094  $ 347,935   $323,249

     The Company incurred restructuring and impairment charges of $2.2 million and $34.4 million in fiscal 2001 and 2000, respectively, and non-recurring charges of $119.5 million and $9.5 million in fiscal 1998 and 1997, respectively. Operating income excluding these charges was $61.0 million, $46.8 million, $36.9 million and $24.7 million in fiscal 2001, 2000, 1998 and 1997, respectively. Income before discontinued operations excluding these charges was $29.5 million or $0.86 per share, $21.2 million or $0.64 per share, $20.8 million or $0.64 per share, and $14.6 million or $0.45 per share in fiscal 2001, 2000, 1998 and 1997, respectively.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

                                    General

     For an understanding of the significant factors that influenced our results during the past three years, the following discussion should be read in conjunction with the consolidated financial statements of NDCHealth and related notes appearing elsewhere in this report.

     As a result of the January 31, 2001 spin-off of Global Payments Inc., NDC's eCommerce business segment, NDC's Health Information Services business segment remains as a stand-alone integrated company operating as NDCHealth. NDCHealth classifies its business into two fundamental segments: Network Services and Systems; and Information Management.

     Network Services and Systems provides point of service systems, high volume, network based information solutions and information management services to the healthcare industry. Our products and services are provided to pharmacies, physicians, hospitals, integrated delivery systems, managed care organizations, payers, government healthcare agencies, distributors, clinics, Internet portals, and other healthcare providers and related businesses and include electronic claims processing, eligibility verification, claims adjudication and payment systems, provision of administrative and clinical services, and physician practice management systems. NDCHealth serves a diverse customer base comprised of more than 100,000 physicians. More than ninety percent of the pharmacies in North America and twenty-five percent of the pharmacies in the United Kingdom are linked to our value added services; approximately forty percent of the nation's large (400+ beds) hospitals are NDCHealth customers; and NDCHealth has value-added electronic connections to more than 1,000 commercial and governmental healthcare payers

     Information Management products and services provided to pharmaceutical manufacturers, pharmacy chains and hospitals include database information reporting on prescription drug sales and pharmacy operations and consulting services. Our customer base is comprised of over 100 pharmaceutical manufacturers and 45 pharmacy chains. Additionally, we are in the early phases of entering the German and U.K. information markets.

     We believe that our presence in the pharmacy, managed care organization, physician, hospital, pharmaceutical manufacturer, and healthcare payer markets is broader than any other similar healthcare information company and provides us with a strong competitive advantage.

                             Results of Operations

     On January 31, 2001, NDC completed the spin-off of its eCommerce business segment, Global Payments Inc., into a separate publicly traded company with its own management and Board of Directors to permit the remaining company to increase focus on its healthcare information businesses. As a result of the spin-off, the Company's financial statements have been prepared with Global Payments' net assets, results of operations, and cash flows displayed separately as "discontinued operations" with all historical financial statements restated to conform to this presentation.

     National Data Corporation's healthcare information business segment is the remaining stand-alone business after the spin-off. Accordingly, National Data Corporation is now doing business as NDCHealth.

     Additionally, during the last 24 months we completed a significant strategy review and implemented a plan to focus on our core health products and services. As a result, the last two years have represented a major transition period for our company. As a part of that plan, we determined to divest our management services business in the third quarter of fiscal 2000. The sale of this management services business was completed in the first quarter of fiscal 2001. This business is also accounted for as discontinued operations.

     The remainder of the results of operations excludes these discontinued operations.

     During the last eighteen months, we have also eliminated non-core as well as obsolete and redundant product and service offerings. In addition, we accelerated clearinghouse integration, consolidation of locations and associated staff and expense reductions. Total charges related to restructuring and asset impairment were $34.4 million during fiscal 2000.

     During the second quarter of fiscal 2000, management also evaluated certain significant business risks related to recent acquisitions and those locations that were closed as part of the strategic review, including bankrupt accounts and customer disputes. As a result of this review, unusual expenses were recorded in the second quarter of fiscal 2000 as follows: accounts receivable write-off of $8.0 million; bad debt allowance increases of $2.0 million; litigation settlement expenses of $1.3 million; and write-off of $0.8 million of prepaid expenses and recording of $1.2 million of accrued expenses. Approximately $2.2 million of these unusual expenses were related to the management services operation and are reflected in the results of the discontinued operations. Accordingly, the results of fiscal 2000 include approximately $45.5 million of charges related to restructuring and asset impairment ($34.4 million) and other unusual expenses ($11.1 million). These unusual expenses are included in Sales, General and Administrative expenses ($9.2 million) and Cost of Service ($1.9 million).

     At the end of the second quarter of fiscal 2000, we disclosed that we would have additional restructuring and other potential charges in the next twelve months. In the second quarter of fiscal 2001, both our Salt Lake City operations and a portion of our Cleveland operations were closed. We also wrote down and divested a small software operation. Therefore, in fiscal 2001, $2.2 million of restructuring and impairment charges are reflected. These actions essentially complete all of the programs identified in our strategic review.

     For more detailed discussion of these charges, refer to Note 13 to the Consolidated Financial Statements.

     Additionally, during the first quarter of fiscal 2001, we sold our Pharmacy Systems business to TechRx Incorporated. Through our alliance with TechRx Incorporated, we are able to leverage the combined product development and distribution of systems to the pharmacy market.

     As we believe it will provide a better comparison and indication of the historical performance of NDCHealth, the table below provides certain financial information regarding NDCHealth that has been "normalized" by adjusting for the following:

     a)  Discontinued operations, net of tax, for all periods (discussed above),
     b) Restructuring and impairment charges in the amount of $34.4 million and $2.2 million recorded in fiscal 2000 and fiscal 2001, respectively (discuss ed above),
     c) Unusual expenses in the amount of $11.1 million also recorded in fiscal 2000 (discussed above),
     d) Other income related to the gain from sale of marketable securities in the amount of $1.6 million recorded in fiscal 2000,
     e) Other income related to the gain on the divestiture of a business in the amount of $2.3 million recorded in fiscal 2000,
     f) Other expense related to the non-cash loss recorded to mark to market the Medscape, Inc. investment in the amounts of $9.7 million and $7.0 million recorded in fiscal 2000 and fiscal 2001, respectively,
     g) Revenue and operating expenses related to divested businesses, as follows:
         1) Fiscal 1999: Revenue $68.2 million; and Operating expenses $61.2 million,
         2) Fiscal 2000: Revenue $56.4 million; Operating expenses $57.2 million; and Other Income $0.7 million ,
         3) Fiscal 2001: Revenue $5.9 million; and Operating expenses $5.5 million,
     h) Incremental Sales, General and Administrative expenses associated with being a separate public company of approximately $2.3 million have been added to fiscal 1999 and 2000. These expenses are estimates for the additional functionality needed for corporate activities such as legal, financial, human resources, communication and similar functions, and
     i) Income tax provisions for all periods have been recalculated for the above effects utilizing the appropriate effective rate for each period.

     The following tables are a summary of our results of continuing operations as reported and "normalized" as described above (in millions, except per share data). Please see Exhibit 99.1 to this report for more detailed "normalized" results of operations.

                                                                 2001 vs. 2000     2000 vs. 1999
                                       2001     2000      1999      Change            Change
------------------------------------------------------------------------------------------------
As Reported
-----------
Revenue:
   Information Management            $138.1   $131.2    $129.0   $  6.9      5%    $  2.2      2%
   Network Services and Systems       205.9    158.1     141.8     47.8     30%      16.3     11%
   Divested Businesses                  5.8     56.4      68.2    (50.6)   (90%)    (11.8)   (17%)
                                     -----------------------------------------------------------
Total Revenue                        $349.8   $345.7    $339.0   $  4.1      1%    $  6.7      2%
Operating Income                     $ 58.9   $ 12.4    $ 62.1   $ 46.5    375%    $(49.7)   (80%)
Income (Loss) Before
  Discontinued Operations            $ 28.1   $ (1.2)   $ 33.9   $ 29.3      *     $(35.1)  (104%)
Diluted Earnings (Loss) Per Share
  Before Discontinued Operations     $ 0.82   $(0.03)   $ 0.97   $ 0.85      *     $(1.00)  (103%)

Normalized
----------
Revenue:
   Information Management            $138.1   $131.2    $129.0   $  6.9      5%    $  2.2      2%
   Network Services and Systems       205.9    158.1     141.8     47.8     30%      16.3     11%
                                     -----------------------------------------------------------
Total Revenue                        $344.0   $289.3    $270.8   $ 54.7     19%    $ 18.5      7%
Operating Income                     $ 60.7   $ 55.4    $ 52.8   $  5.3     10%    $  2.6      5%
Net Income                           $ 33.6   $ 30.0    $ 28.5   $  3.6     12%    $  1.5      5%

Diluted Earnings Per Share           $ 0.98   $ 0.87    $ 0.81   $ 0.11     13%    $ 0.06      7%


* - percentage change deemed not meaningful


     The remainder of the results of operations discussion will be based on the "normalized" results of NDCHealth as we believe that this will provide for more meaningful comparisons.

Fiscal Years 2001 and 2000

     The following tables provide comparisons of the Company's results of operations (normalized) for fiscal years 2001 and 2000:


(In millions)
                                                                2001                          2000                Change
                                                        ------------------           -------------------          ------
Revenue:
   Information Management                               $138.1          40%          $131.2           45%           5%
   Network Services and Systems                          205.9          60%           158.1           55%          25%
                                                        -------------------------------------------------------------
     Total Revenue                                      $344.0         100%          $289.3          100%          19%
                                                        =============================================================
Operating Income:
   Information Management                               $ 19.7          32%          $ 25.0           45%         (21%)
   Network Services and Systems                           41.0          68%            30.4           55%          35%
                                                        -------------------------------------------------------------
     Total Operating Income                             $ 60.7         100%          $ 55.4          100%          10%
                                                        =============================================================


     Consolidated

     Total revenue for fiscal 2001 was $344.0 million, an increase of $54.7 million, or 19%, from fiscal 2000. This increase was the result of growth in customer base, transaction volumes and new services to our customers due to increased demand for our services in the pharmacy and hospital markets and due to the favorable impact of the Medisoft systems acquisition in April 2000.

     Cost of service ("COS"), as a percentage of revenue, increased to 50% in fiscal 2001 from 49% in fiscal 2000 due primarily to increased costs for data acquisition and investments in start-up operations in Western Europe. Absolute COS expense increased $30.1 million, or 21%, from the prior year due primarily to the 19% increase in revenue in addition to the increased data acquisition costs.

     Sales, general and administrative expenses ("SG&A"), as a percent of revenue, remained constant at 22% for both years due to increased spending in support of operations growth. Absolute SG&A expense increased $14.0 million, or 22%, in fiscal 2001 from fiscal 2000. This increase exceeded the 19% growth in revenue due primarily to increased spending in preparation for the spin-off of Global Payments.

     Depreciation and amortization expense ("D&A"), as a percent of revenue, was 10% in both fiscal 2001 and fiscal 2000. Absolute D&A expense increased $5.3 million, or 18%, in fiscal 2001 from fiscal 2000 primarily due to the amortization of goodwill from newly acquired businesses.

     Operating income increased 10% to $60.7 million in fiscal 2001 from $55.4 million in fiscal 2000. As a percentage of revenue, the operating income margin decreased to 18% in fiscal 2001 from 19% in fiscal 2000 due to the increased operating expenses described above.

     Total other expense decreased from $6.6 million in fiscal 2000 to $6.1 million in fiscal 2001. This decrease was due primarily to the minority interest credit of $1.1 million which represents the minority's share of losses attributable to subsidiaries consolidated in our financial statements but not 100% owned by us, partially mitigated by an increase in convertible debt interest expense that was previously shared with Global Payments.

     Income before income taxes ("IBIT") increased 12% to $54.6 million in fiscal 2001 from $48.8 million in fiscal 2000. Diluted earnings per share for fiscal 2001 increased 13% to $0.98 as compared to $0.87 for fiscal 2000.

Information Management

     Information Management revenue grew by 5% to $138.1 million in fiscal 2001 from $131.2 million in fiscal 2000 due to new products and services offered to new and existing customers and start-up operations in Western Europe, and was reflective of an accelerating revenue trend throughout the year which offset the negative revenue impact of pharmaceutical company consolidations in our customer base.

     Operating income for fiscal 2001 was $19.7 million compared to $25.0 million in fiscal 2000. This 21% decline in Operating income was due to the previously described pharmaceutical company consolidations and our investment in start-up operations in Western Europe.

Network Services and Systems

     Network Services and Systems revenue increased 25% to $205.9 million in fiscal 2001 from $158.1 million in fiscal 2000 primarily due to increased demand for our services in the pharmacy and hospital markets resulting in growth in customer base, transaction volume, and new services to existing customers as well as the favorable impact of the Medisoft systems acquisition in April 2000.

     Operating income for fiscal 2001 was $41.0 million compared to $30.4 million in fiscal 2000. This 35% increase in Operating income was reflective of the 25% increase in revenue and increased leverage of our infrastructure.

Fiscal Years 2000 and 1999

     The following tables provide comparisons of the Company's results of operations (normalized) for fiscal years 2000 and 1999:


(In millions)

                                                                2001                          2000              Change
                                                        ------------------           -------------------        ------
Revenue:
   Information Management                               $131.2          45%          $129.0          48%           2%
   Network Services and Systems                          158.1          55%           141.8          52%          11%
                                                        ------------------------------------------------------------
     Total Revenue                                      $289.3         100%          $270.8         100%           7%
                                                        ============================================================

Operating Income:
   Information Management                               $ 25.0          45%          $ 25.8          49%          (3%)
   Network Services and Systems                           30.4          55%            27.0          51%          13%
                                                        ------------------------------------------------------------
     Total Operating Income                             $ 55.4         100%          $ 52.8         100%           5%
                                                        ============================================================

Consolidated

     Total revenue for fiscal 2000 was $289.3 million, an increase of $18.5 million, or 7%, from fiscal 1999. This increase was the result of growth in distribution channels, customer base, transaction volumes and new services to our customers in the pharmacy and hospital markets.

     COS increased $6.1 million, or 5%, in fiscal 2000 from fiscal 1999. This increase was the result of increased operating costs associated with the 7% growth in revenue. COS, as a percentage of revenue, was 49% in fiscal 2000 and 50% in fiscal 1999.

     SG&A expenses increased $7.6 million, or 14%, from the prior year. This increase was primarily due to expenses associated with continuing investments in product development, expenses to support operations growth, and expenses related to the planned spin-off of Global Payments. As a percentage of revenue, SG&A expenses increased to 22% for fiscal 2000 from 21% for fiscal 1999 for the same reasons.

     D&A expense, as a percent of revenue, was 10% in both fiscal 2000 and fiscal 1999. Absolute D&A expense increased $2.2 million, or 8%, in fiscal 2000 from fiscal 1999 due to capital expenditures for network and database infrastructure made during the year to support future revenue growth.

     Operating income increased 5% to $55.4 million in fiscal 2000 from $52.8 million in fiscal 1999. As a percentage of revenue, the operating income margin was 19% in both fiscal 2000 and fiscal 1999.

     Total other expense increased 3% to $6.6 million in fiscal 2000 from $6.4 million in fiscal 1999. This increase was reflective of an increase in interest expense due to increased average borrowings under our line of credit.

     IBIT for fiscal 2000 increased $2.4 million, or 5%, to $48.8 million from $46.4 million in fiscal 1999. Diluted earnings per share grew 7% to $0.87 for fiscal 2000 versus $0.81 for fiscal 1999.

Information Management

     Information Management revenue increased $2.2 million, or 2%, in fiscal 2000 from fiscal 1999. Information Management revenue growth was negatively impacted in fiscal 2000 by consolidation in our pharmaceutical company customer base.

     Operating income for fiscal 2000 was $25.0 million compared to $25.8 million in fiscal 1999. This 3% decline in Operating income was due to the pharmaceutical industry consolidation described above.

Network Services and Systems

     Network Services and Systems revenue increased 11% to $158.1 million in fiscal 2000 from $141.8 million in fiscal 1999 reflecting the increased demand for our services in the pharmacy and hospital markets and the favorable impact of our UK pharmacy acquisition in January 1999.

     Operating income for fiscal 2000 was $30.4 million compared to $27.0 million in fiscal 1999. This 13% growth in Operating income was primarily due to the 11% increase in revenue.

Liquidity and Capital Resources

     Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At May 31, 2001, we had cash and cash equivalents totaling $12.4 million. Net cash provided by operating activities increased $10.1 million to $68.1 million for fiscal 2001 as compared $58.0 million in fiscal 2000. This difference is driven primarily by the increase in earnings, the change in income taxes, increases in prepaid expenses and other assets and decreases in accrued liabilities. The change in income taxes is primarily due to the loss on the disposal of the management services discontinued operations. These losses were not deductible for tax purposes until the business was divested. During fiscal 2001, we completed the sale of these discontinued operations; therefore, the previously non-deductible reserves are deductible for tax purposes and will decrease the amount of income taxes payable, thereby favorably impacting cash flow. The decrease in accounts payable and accrued liabilities primarily relates to decreases in accruals relating to our recent divestitures. The increase in prepaids and other assets primarily relates to increases in non-trade receivables related to our recent investments and alliances.

     Net cash used in investing activities was $55.0 million for fiscal 2001 compared to $68.2 million for fiscal 2000. This change is primarily due to capital expenditures of

$32.9 million, business acquisitions of $23.2 million and investments of $18.8 million, partially offset by $20.0 million in proceeds received from the divestiture of the management services business. We continue to invest in capital expenditures related to growth in our business and acceleration of certain strategic initiatives. Additionally, during the first quarter of fiscal 2001 we sold existing assets, liabilities and cash for our investment interest in TechRx Incorporated.

     Net cash used in financing activities increased to $74.7 million for fiscal 2001 from $20.3 million in fiscal 2000. The net effect of the payments and borrowings against the lines of credit is $68.5 million in payments for fiscal 2001 compared to $26.8 million in borrowings for fiscal 2000. Principal payments under capital lease arrangements and other long-term debt decreased $6.6 million for fiscal 2001 from fiscal 2000 due primarily to reduced capital lease activity. Dividends of $8.8 million and $9.9 million were paid during fiscal 2001 and fiscal 2000, respectively.

     Based upon the relative financial conditions, results of operations and prospects of NDCHealth and Global Payments, NDC determined that $96.1 million would be an appropriate allocation to Global Payments of the existing NDC debt at May 31, 2000. For the eight months ended January 31, 2001 Global Payments made net repayments of $18.5 million, thereby reducing the $96.1 million due to NDCHealth to $77.6 million as of January 31, 2001. At the date of the spin-off and shortly thereafter, Global Payments Inc. made net cash payments to NDCHealth equal to the remaining $77.6 million. We used a portion of the proceeds from this cash payment to retire our existing lines of credit at the time of the spin-off.

     Net cash provided by discontinued operations, including the cash dividend from Global Payments, was $72.2 million in fiscal 2001 compared to $30.2 million in fiscal 2000.

     We have a new credit facility providing a $50 million unsecured revolving line of credit which became effective upon completion of the spin-off of Global Payments Inc. and is available for working capital and general corporate purposes. The facility has a one-year term, with the option for NDCHealth to convert any outstanding borrowings at the maturity date to a term loan repayable
at the first anniversary of the initial maturity date or January 31, 2003.   At
May 31, 2001, there were no amounts outstanding under the facility. We believe that our current level of cash and borrowing capacity, along with future cash flows from operations, are sufficient to meet the needs of our existing operations and our planned requirements for the foreseeable future. We regularly evaluate cash requirements for current operations, commitments, development activities and strategic acquisitions. We may elect to raise additional funds for these purposes, either through the issuance of additional debt or equity or otherwise, as appropriate.

Forward Looking Results of Operations

     We believe that NDCHealth is well positioned to provide processing and information products and services to the healthcare industry in the future. For fiscal year 2002, our expectation is that revenue for the full year will be in the $375-385 million range resulting in diluted earnings per share in the range of $1.10 to $1.14, excluding the impact of the accounting change described below.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 deals with, among other things, amortization of goodwill. We expect to implement this new standard in the first quarter of fiscal 2002. We estimate that the annual impact of SFAS 142 will be an addition of approximately $0.20 diluted earnings per share in fiscal 2002, resulting in an expected reported range of $1.30 to $1.34 in diluted earnings per share for fiscal 2002. Additionally, we estimate that the fiscal 2002 effective tax rate will decline to 36.0% due to our application of this new standard.

     While past performance does not guarantee future results, the Company is committed to continuing to sustain quality earnings growth. The Company's strategy to attain growth is to position the Company for continued future success through ongoing investment in new market opportunities as well as through strategic alliances and acquisitions. The Company also intends to continue expansion into additional market segments related to its two primary segments. The Company will continue to make investments in new technology infrastructure and productivity tools to ensure long-term competitiveness and maximize operating capacity and efficiency.

Additional Factors that May Affect Future Performance

     In addition to the other information provided in our reports, including this Annual Report on Form 10-K, the following additional risk factors may affect the Company's results. We have provided the following risk factor disclosure in connection with our continuing effort to qualify our written and oral forward-looking statements for the protection of any safe harbor provision that protects companies from securities law liability in connection with such forward-looking statements. We undertake no obligation to update or revise our forward-looking statements or these risk factors to reflect future developments, changed assumptions, the occurrence of unanticipated events or changes to future operating results. Important factors currently known to our management that could cause actual results to differ materially from those in forward-looking statements include the disclosures contained herein and also include the following:

Intense Competition Could Damage Our Sales and Profitability

     If we are unable to compete successfully with providers of systems and services similar to ours, we may lose significant revenue. We compete not only with independent providers of similar systems and services, but also with unrelated businesses' internal divisions that provide similar services. The markets in which we offer our systems and services are highly competitive with respect to functionality of products and services, price, quality and innovation. Competition in the markets in which we offer our systems and services affects our ability to attract new customers and keep existing ones, hire quality employees, and charge prices for our products and services that will maximize our profitability. Some of our competitors have greater access to capital and marketing and technological resources, and we cannot guarantee that we will be able to compete successfully with them.

Adverse Rulings in Litigation Could Reduce Our Results of Operation

     Our profitability could be affected by the outcome of significant litigation in Europe and in the United States. We have obtained an interim ruling from the European Commission ordering IMS Health, a strong competitor to our information business, to license certain proprietary data structures to us. We are also involved in litigation related to our former Physician and Hospital Support Services and Hospital Management Services (PHSS) units. We are unable to predict whether IMS Health may be successful in overturning the EU ruling, or whether we may incur liability stemming from the PHSS litigation. Liability resulting from adverse rulings could reduce our results of operation and profitability.

We May Lose Customers or Revenue Due to Consolidation in the Healthcare Industry

     There has been and continues to be significant consolidation in the healthcare industry, which may reduce the number of existing customers for our services and may reduce the price we are able to charge those customers. In addition, this consolidation of healthcare providers and pharmaceutical suppliers may reduce the number of our potential customers. The increased purchasing power of larger consolidated organizations could also lead to reductions in the amounts these organizations are willing to pay for our services. We cannot predict the overall impact of consolidation in the healthcare industries, and it could have a material adverse effect on our business, financial condition and results of operations.

Changes in the United States Healthcare Environment Could Have a Material Negative Impact on Our Revenues

     In recent years, the healthcare industry, including the healthcare financing and reimbursement system has changed significantly in an effort to reduce costs. These changes include increased use of managed care, cuts in Medicare reimbursement levels, consolidation of pharmaceutical and medical-surgical supply distributors, and the development of large, sophisticated purchasing groups. We expect the healthcare industry to continue to change significantly in the future. Some of these changes, such as a reduction in governmental support of healthcare services or adverse changes in the delivery or pricing of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to reduce the price they are willing to pay for our products and services. Changes in pharmaceutical manufacturers' research and distribution policies could also reduce our revenues. We are unable to predict the effect of such changes on our operations and profitability.

Our Profitability May Suffer if We Are Unable to Continue Our Expansion in New and Existing Markets

     Our future growth and profitability depends, in part, upon our continued expansion within the healthcare electronic transaction processing and information services markets in which we currently operate, the further expansion of these markets, the emergence of other markets for electronic transaction processing and healthcare information services and our ability to penetrate these markets. As part of our strategy to expand into new and existing markets, we seek acquisition opportunities and alliance relationships with other businesses that will allow us to increase our market penetration, technological capabilities, product offerings and distribution capabilities. We cannot predict whether we will successfully identify suitable acquisition candidates in the future, or whether any acquisition will provide us with the ability to expand into new markets.

     Expansion of the healthcare information services and electronic transaction processing markets is dependent upon the continued automation of traditional paper-based processing systems and demand for new decision support applications. Our ability to penetrate these markets depends upon our ability to apply our existing technology, or to develop new technology, to meet the particular service needs of each new or expanded market. We cannot guarantee that markets for our services will continue to expand and develop, that we will be successful in our efforts to meet the demands of these markets, or that we will have adequate financial, marketing and technological resources to penetrate new markets.

Complex State and Federal Regulations Could Depress the Demand for Information Products and We Could Incur Redesign Costs or Be Subject to Penalties

     The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures and agencies periodically consider programs to reform or revise the U.S. healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. We are unable to predict future proposals with any certainty or to predict the effect they would have on our business.

HIPAA Administrative Simplification
-----------------------------------

     Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, Congress required the adoption of rules to establish standards and requirements for the electronic transmission of certain health information. Five rules were proposed, but only two have been published in final form. Published rules include Standards for Electronic Transactions, published August 17, 2000, and Standards for Privacy of Individually Identifiable Health Information, published December 28, 2000. Each rule is effective 60 days following publication in final form, with compliance required for healthcare providers, healthcare clearinghouses and large health plans two years following the effective date. Small health plans are given an additional year to comply. These regulations generally restrict the use and disclosure of personally identifiable health information without the prior informed consent of the patient, and apply to certain of our operations as well as the operations of many of our customers. Compliance with these final rules will entail additional costs and require changes in our systems.

Transaction Standards
---------------------

     The Standards for Electronic Transactions rule requires format standards for eight of the most common healthcare transactions, using technical standards issued by certain recognized standards publishing organizations. Health care providers, plans and clearinghouses transmitting or receiving any of these eight health transactions electronically must send and receive data using the common format, rather than the large number of different data formats currently used.

     The transaction standards are applicable to that portion of our business involving the processing of healthcare transactions among providers, payers and other healthcare industry participants. The transaction standards apply to many of our customers and to our relationships with those customers. We intend to comply with the transaction standards by the compliance dates. Compliance may require costly modifications to some of our systems, products and services. We believe that we are well-positioned to make these changes and to promote compliance among our customers and strategic partners. However, there can be no assurance that we or our customers or strategic partners will be able to do so or that we will be able to take advantage of any business opportunities that implementation of the transaction standards may provide to us.

     Other state and federal statutes and regulations governing transmission of healthcare information may affect our operations. For example, Medicaid rules require some processing services and eligibility verification to be maintained as separate and distinct operations. We carefully review our practices in an effort to ensure that we are in compliance with all applicable state and federal laws. These laws, though, are complex and changing, and the courts and other governmental authorities may take positions that are inconsistent with our practices.

Privacy Standards
-----------------

     The Standards for Privacy of Individually Identifiable Health Information rule establishes a set of national privacy standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses, healthcare providers and their business associates. This rule governs the use and disclosure of such information, and establishes procedures for access to and amendment of information in designated record sets. The rule went into effect April 14, 2001, and the compliance date for most entities is April 14, 2003. The privacy standards rule applies to the portions of our business that process healthcare transactions and provide technical services to other participants in the healthcare industry. This rule provides for civil and criminal liability for violations and requires us, our customers and our partners to use health information in a highly restricted manner, to establish policies and procedures to safeguard the information, and may require us to obtain individual consents in some cases, and to provide certain access rights to individuals. This rule may require us to incur costs to change our systems and services, may restrict the manner in which we transmit and use the information, and may therefore adversely affect our ability to generate revenues.

     Numerous state and federal laws other than HIPAA govern the collection, dissemination, use, access to and confidentiality of patient health information. Many states are considering new laws and regulations that further protect the confidentiality of medical records or medical information. These state laws are not in all cases preempted by the HIPAA privacy standard and may be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us, our customers and business partners. In addition, determining whether data has been sufficiently de-identified may require complex factual and statistical analyses. Regulations governing electronic health data transmissions are evolving rapidly and are often unclear and difficult to apply. These other privacy laws at a state or federal level, or new interpretations of these laws, could create liability for us, could impose additional operational requirements on our business, could affect the manner in which we use and transmit information and could increase our cost of doing business.

International Data Regulation
-----------------------------

     Other countries also have, or are developing, their own laws governing the collection, use, storage and dissemination of personal information or patient data. These laws could create liability for our international operations, impose additional operations requirements or restrictions on our business, affect the manner in which we use or transmit data and increase our cost of doing business.

Regulation of Healthcare Relationships
--------------------------------------

     Federal and state laws govern patient referrals, physician financial relationships and inducements to beneficiaries of federal healthcare programs. The federal anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. The anti-kickback law is broad and may apply to some of our activities or our relationships with our customers, or business partners. Penalties for violating the anti-kickback law include imprisonment, fines and exclusion from participating, directly or indirectly, in Medicare, Medicaid and other federal healthcare programs. Many states have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. We carefully review our practices in an effort to ensure that we comply with all applicable laws. However, the laws in this area are both broad and vague and it is often difficult or impossible to determine precisely how the laws will be applied.
Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business.

     In addition, federal and state agencies have been conducting investigations purportedly related to referral and billing practices of hospitals, laboratories and similar institutions. Although we currently monitor our arrangements with healthcare institutions to ensure compliance with prevailing industry practices and applicable law, we cannot guarantee that governmental investigators will not take positions that are inconsistent with our practices.

     In order to remain competitive and satisfy the requirements and needs of our clients, we must remain informed of and adapt to new regulations governing the transmission, use and processing of personal information in electronic commerce and over the Internet. Although many of these regulations, such as those recently issued under the Graham-Leach-Bliley Act, may not apply directly to our business, we expect that these regulations and any new laws regulating the solicitation, collection or processing of personal or consumer information could indirectly affect our business. Our efforts to remain competitive and profitable and ensure compliance, and our customer's compliance with these regulations, may require the expenditure of significant sums in research and development and investments in new technology and processes, and will require significant attention from senior management.

Defaults in Payment or a Material Reduction in Purchases of the Company's Products by Large Customers Could Have a Significant Negative Impact on Our Financial Condition, Results of Operations and Liquidity

     We have significant relationships with a limited number of large customers in our electronic processing and information services businesses that are achieving rapid growth. As a result, our sales concentration has increased. Any defaults in payment or a material reduction in purchases from us by these large customers could have a significant negative impact on our financial condition, results of operations and liquidity.

Proprietary Technology Protections May Not Be Adequate and Proprietary Rights May Infringe on Rights of Third Parties

     We rely on a combination of trade secret, patent, copyright and trademark laws, nondisclosure and other contractual provisions and technical measures to protect our proprietary rights in our products and processes. There can be no assurance that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Although we believe that our products and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against us in the future. Additionally, we may find it necessary to initiate litigation to protect our trade secrets, to enforce our patent, copyright and trademark rights, and to determine the scope and validity of the proprietary rights of others. Litigation can be costly and time consuming. Litigation expenses or any damage payments resulting from adverse determinations of third party claims could be significant and result in material losses to us.

Recent and Future Combinations and Strategic Relationships May Not Be Profitable

     We are currently devoting significant management resources and other resources toward the integration of our recent strategic combinations and relationships. We have made investments, and own a majority interest in HealthTran, LLC, and have equity interests in TechRx Incorporated and MedUnite, Inc. These relationships may not achieve levels of revenue growth, profitability or productivity comparable with those achieved by our existing operations, or otherwise perform as expected, and this may adversely impact our revenue and profitability.

We May Need Additional Capital to Continue Our Growth and Expansion

     We may incur indebtedness in the future, including borrowings under a credit facility, if a credit facility is available, to finance acquisitions. As a result, we may be subject to risks associated with debt financing, including increased interest rate expense, insufficient cash flow to meet required payments on our debt and inability to refinance or repay the debt as it comes due.

Our Anti-takeover Provisions May Limit Stockholder Value

     Certain provisions of our Certificate of Incorporation and By-laws, our stockholder protection rights agreement, and Delaware law may delay, defer or prevent a takeover attempt that a stockholder might consider in its best interest. A stockholder may not receive as much in exchange for their shares as they could without these provisions. The following is a description of these provisions.

     Our Certificate of Incorporation and our By-laws separate our Board of Directors into three classes of directors, with each class as nearly equal in number as the total number of directors permits. Each class serves for three-year terms, and each class' term expires in different successive years. In addition, our Certificate of Incorporation authorizes the Board of Directors to issue preferred stock in one or more classes or series and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any action on the part of the stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

     Our stockholder rights plan issues rights to our common stockholders, that entitles them to purchase preferred stock upon the happening of certain events. These rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors unless the offer
contains certain conditions.      In addition, Section 203 of the Delaware
General Corporation Law prohibits certain persons from engaging in business combinations, which may also have the effect of delaying, deterring or preventing a change of control.

We May Spend Significant Resources Developing and Promoting New Products That May Not Be Profitable

     The market for our products and services is characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing customer needs. We cannot ensure that we will be successful in developing and marketing new products and services or that our products and services will adequately meet the quickly changing demands of our customers. In addition, in order to meet our customers' demands, we are continually involved in a number of development projects, including our effort to update our core mainframe-based products for the healthcare information services markets. Because we cannot predict the time and cost required in reaching certain research, development and engineering objectives, the costs of product development initiatives could significantly exceed our estimates, and project development schedules could require extensions. In either of these events, our profitability and overall results of operations could be adversely affected. We believe that the future success of our business will depend in large part upon our ability to maintain and enhance our current product and service offerings and to develop and introduce new products and services that will keep pace with technological advances and satisfy evolving customer requirements. Further, we cannot ensure that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products and services. An inability to develop and introduce new products and services in a timely manner, or an unsuccessful new or updated product could materially adversely affect our financial condition and results of operations.

We May Experience Volatility in Our Stock Price

     The market price of our common stock may experience significant volatility from time to time. Such volatility may be affected by factors such as our quarterly operating results or changes in the economy, financial markets or the healthcare information industry. In recent years, the stock market has experienced extreme price and volume fluctuations which has sometimes affected the market price of the securities issued by a particular company which may be unrelated to the operational performance of the company. This type of market effect could strike our common stock price as well. In addition, we may be subject to securities class action litigation if the market price of our stock experiences significant volatility. Our management's attention and resources may be diverted from normal operations if we would become subject to any securities class action, which may have a material adverse effect on our business.

If We Lose the Tax-Free Status of the Recent Spinoff, You and NDC Could Be Subject to Substantial Tax Liability

     As part of our recent spinoff of Global Payments, Inc., we received a tax ruling relating to the qualification of the distribution as a tax-free distribution within the meaning of Section 355 of the Internal Revenue Code.
The continuing validity of a tax ruling is subject to certain factual representations and assumptions. If the distribution were to lose its status as a tax-free distribution, we would recognize taxable gain equal to the excess of the fair market value of our common stock distributed to our stockholders over our tax basis in the stock. In addition, each NDC stockholder who received Global Payments, Inc. common stock in the distribution would generally be treated as receiving a taxable distribution in an amount equal to the fair market value of the stock.

     If the distribution disqualified as tax-free to NDC because of certain post distribution circumstances, such as an acquisition of Global Payments, Inc. within two years after the distribution that, together with the distribution, is treated as a single plan, we would recognize taxable gain but the distribution would generally remain tax-free to each NDC stockholder.

     Under the tax-sharing and indemnification agreement between us and Global Payments, Inc., if the distribution fails to qualify as a tax-free distribution because of an acquisition of their stock or assets, or some other action of theirs, then Global Payments, Inc. would be solely liable for any resulting corporate taxes. However, if Global Payments, Inc. fails to indemnify us, we would be jointly and severally liable for federal income taxes resulting from the distribution being taxable.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     The Company has performed sensitivity analyses over the near term regarding the risks listed below. Based on these sensitivity analyses, the Company is not exposed to material market risk from changes in interest rates, foreign currency rates and/or Company equity prices. We also do not anticipate any material risk from changes in interest rates, foreign currency rates and/or Company equity prices.

     Interest Rate
     The Company has a line of credit which has variable interest rates for Eurodollar and other floating rate advances based on the London Interbank Offered Rates, Prime Rate, or Federal Funds plus applicable margin.
Accordingly, the Company is exposed to the impact of interest rate movement. The Company has performed an interest rate sensitivity analysis over the near term with a 10% change in interest rates. Based on this analysis, the Company's Net income is not subject to material interest rate risk. We also do not anticipate any material interest rate risk from changes in interest rates.

     Foreign Currency Risk
     The Company generates a percentage of its Net income from its foreign operations. The Company has performed a foreign exchange sensitivity analysis over the near term with a 10% change in foreign exchange rates. Based on this analysis, the Company's Net income is not subject to material foreign exchange rate risk. We also do not anticipate any material foreign exchange rate risk from changes in foreign currency rates.

     Convertible Debt
     The Company has outstanding debt which is convertible into the Company's common stock at a certain level. The Company has performed an equity price sensitivity analysis over the near term with a 10% change in the Company's equity price. The Company's Net income is not subject to material equity price risk based on this analysis. We also do not anticipate any material equity price risk from changes in the Company's equity price. The Company's Diluted earnings per share incorporates the effect of this debt conversion, where applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Index to Financial Statements and Financial Statement Schedule


Consolidated Statements of Income (Loss) for each of the three years ended May 31, 2001.......................................................  36

Consolidated Statements of Cash Flows for each of the three years ended
  May 31, 2001.............................................................  37

Consolidated Balance Sheets at May 31, 2001 and 2000.......................  38

Consolidated Statements of Changes in Shareholders' Equity for each of the three fiscal years ended May 31, 2001................................  39

Notes to Consolidated Financial Statements.................................  40

Report of Independent Public Accountants...................................  68

Consolidated Schedule II - Valuation and Qualifying Accounts...............  69

Report of Independent Public Accountants As to Schedule....................  70

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
NATIONAL DATA CORPORATION AND SUBSIDIARIES



(In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Year Ended May 31,
                                                                                ----------------------------------------------------
                                                                                   2001                 2000                 1999
                                                                                ---------             --------             ---------
Revenues:
     Information management                                                      $138,091             $131,229             $128,961
     Network services and systems                                                 205,862              158,051              141,832
     Divested businesses                                                            5,862               56,393               68,203
                                                                                 ---------------------------------------------------
                                                                                  349,815              345,673              338,996
                                                                                 ---------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
     Cost of service                                                              176,413              181,001              179,654
     Sales, general and administrative                                             77,640               86,062               67,577
     Depreciation and amortization                                                 34,745               31,834               29,661
     Restructuring and impairment charges                                           2,156               34,393                    -
                                                                                 ---------------------------------------------------
                                                                                  290,954              333,290              276,892
                                                                                 ---------------------------------------------------

Operating income                                                                   58,861               12,383               62,104
------------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
     Interest and other income                                                        755                4,549                1,101
     Interest and other expense                                                    (8,038)              (6,532)              (7,484)
     Valuation adjustment in Medscape investment                                   (6,953)              (9,738)                   -
     Minority interest in loss                                                      1,137                    -                    -
                                                                                 ---------------------------------------------------
                                                                                  (13,099)             (11,721)              (6,383)
                                                                                 ---------------------------------------------------

Income before income taxes and discontinued operations                             45,762                  662               55,721
Provision for income taxes                                                         17,694                1,825               21,858
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before discontinued operations                                       28,068               (1,163)              33,863
Discontinued operations, net of income taxes                                        8,323              (39,002)              37,574
------------------------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                                           $ 36,391             $(40,165)            $ 71,437
                                                                                 ===================================================

Basic earnings (loss) per share:
     Income (loss) before discontinued operations                                $   0.85             $  (0.03)            $   1.00
                                                                                 ---------------------------------------------------
     Discontinued operations                                                     $   0.25             $  (1.17)            $   1.11
                                                                                 ---------------------------------------------------
     Basic earnings (loss) per share                                             $   1.10             $  (1.21)            $   2.12
                                                                                 ---------------------------------------------------

Diluted earnings (loss) per share:
     Income (loss) before discontinued operations                                $   0.82             $  (0.03)            $   0.97
                                                                                 ---------------------------------------------------
     Discontinued operations                                                     $   0.24             $  (1.17)            $   1.07
                                                                                 ---------------------------------------------------
     Diluted earnings (loss) per share                                           $   1.07             $  (1.21)            $   2.02
                                                                                 ---------------------------------------------------


The accompanying notes are an integral part of these Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
NATIONAL DATA CORPORATION AND SUBSIDIARIES
(In thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Year Ended May 31,
                                                                                               -------------------------------------
                                                                                                 2001           2000         1999
                                                                                               --------      ---------     ---------
Cash flows from operating activities:
      Net income (loss)                                                                        $ 36,391      $(40,165)     $ 71,437
      Adjustments to reconcile net income (loss) to cash provided by operating activities:
          Non-cash restructuring and impairment charges                                             930        23,880             -
          (Income) loss from discontinued operations                                             (8,323)       39,002       (37,574)
          Depreciation and amortization                                                          34,745        31,834        29,661
          Deferred income taxes                                                                  12,919       (33,106)       11,930
          Provision for bad debts                                                                 1,322        10,198         2,146
          Valuation adjustment in Medscape investment                                             6,953         9,738             -
          Other, net                                                                                 54           137         3,398
      Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:
                Accounts receivable, net                                                         (4,121)        4,789       (14,245)
                Prepaid expenses and other assets                                               (15,539)         (325)       (1,715)
                Accounts payable and accrued liabilities                                         10,018        16,712         4,867
                Deferred income                                                                  (9,114)       (2,685)        2,216
                Income taxes                                                                      1,857        (1,968)       (1,587)
                                                                                               -------------------------------------
      Net cash provided by operating activities                                                  68,092        58,041        70,534
                                                                                               -------------------------------------
Cash flows from investing activities:
      Capital expenditures                                                                      (32,915)      (26,517)      (21,099)
      Business acquisitions, net of acquired cash                                               (23,224)      (38,098)       (8,055)
      Business divestiture and sale of marketable securities                                     20,000         6,474             -
      (Purchase) sale of investment                                                             (18,831)      (10,045)        1,125
                                                                                               -------------------------------------
      Net cash used in investing activities                                                     (54,970)      (68,186)      (28,029)
                                                                                               -------------------------------------
Cash flows from financing activities:
      Net (repayments) borrowings under lines of credit                                         (68,500)       26,750       (20,000)
      Net principal payments under capital lease arrangements
         and other long-term debt                                                                (4,814)      (11,469)      (11,637)
      Net issuances (purchases) related to stock activities                                       7,360       (25,680)         (790)
      Dividends paid                                                                             (8,762)       (9,937)      (10,109)
                                                                                               -------------------------------------
      Net cash used in financing activities                                                     (74,716)      (20,336)      (42,536)
                                                                                               -------------------------------------
Net cash (used) provided by discontinued operations                                              (5,375)       30,212         2,027
Cash dividend from Global Payments Inc.                                                          77,600             -             -
                                                                                               -------------------------------------
Increase (decrease) in cash and cash equivalents                                                 10,631          (269)        1,996
Cash and cash equivalents, beginning of period                                                    1,789         2,058            62
                                                                                               -------------------------------------
Cash and cash equivalents, end of period                                                       $ 12,420      $  1,789      $  2,058
                                                                                               =====================================
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
NATIONAL DATA CORPORATION AND SUBSIDIARIES


(In thousands, except share data)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  May 31,             May 31,
                                                                                                   2001                2000
                                                                                                 ---------          ----------
ASSETS
Current assets:
  Cash and cash equivalents                                                                      $  12,420          $   1,789
  Accounts receivable                                                                               70,648             76,325
  Allowance for doubtful accounts                                                                   (6,628)            (7,316)
                                                                                                 ---------          ---------
     Accounts receivable, net                                                                       64,020             69,009
                                                                                                 ---------          ---------
  Income tax receivable                                                                              2,265              1,962
  Deferred income taxes                                                                             29,539             20,097
  Prepaid expenses and other current assets                                                         18,788             13,857
                                                                                                 ---------          ---------
      Total current assets                                                                         127,032            106,714
                                                                                                 ---------          ---------

Property and equipment, net                                                                         82,956             69,265
Intangible assets, net                                                                             221,757            214,800
Deferred income taxes                                                                                9,886             32,247
Investments                                                                                         35,591              5,948
Other                                                                                               10,990              4,346
Net assets of discontinued operations                                                                    -            220,312
                                                                                                 ---------          ---------
      Total Assets                                                                               $ 488,212          $ 653,632
                                                                                                 =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                                                 $     -            $  68,500
  Current portion of long-term debt                                                                    170                159
  Obligations under capital leases                                                                   2,586              5,803
  Accounts payable and accrued liabilities                                                          53,228             55,082
  Deferred income                                                                                   13,624             26,619
                                                                                                 ---------          ---------
      Total current liabilities                                                                     69,608            156,163
                                                                                                 ---------          ---------

Long-term debt                                                                                     151,567            152,495
Obligations under capital leases                                                                     1,108              1,793
Other long-term liabilities                                                                         23,044             13,045
                                                                                                 ---------          ---------
      Total liabilities                                                                            245,327            323,496
                                                                                                 ---------          ---------

Commitments and contingencies

Minority interest in equity of subsidiaries                                                         12,418                  -

Shareholders' equity:
  Preferred stock, par value $1.00 per share; 1,000,000 shares authorized,
     none issued                                                                                         -                 -
  Common stock, par value $.125 per share; 200,000,000 shares authorized;
     33,875,235 and 33,953,008 shares issued in 2001 and 2000, respectively                          4,234              4,244
  Capital in excess of par value                                                                   188,636            349,387
  Treasury stock, at cost, 1,211,880 shares at May 31, 2000                                              -            (31,960)
  Retained earnings                                                                                 48,392             20,763
  Deferred compensation and other                                                                   (7,101)            (7,332)
  Unrealized holding loss                                                                             (111)            (1,727)
  Cumulative translation adjustment                                                                 (3,583)            (3,239)
                                                                                                 ---------          ---------
      Total shareholders' equity                                                                   230,467            330,136
                                                                                                 ---------          ---------

Total Liabilities and Shareholders' Equity                                                       $ 488,212          $ 653,632
                                                                                                 =========          =========
The accompanying notes are an integral part of these Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
NATIONAL DATA CORPORATION AND SUBSIDIARIES


------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
                                                                                                    Accumulated Other
                                                                                                      Comprehensive
                                                                                                      Income (Loss)
                                    Common Stock                                                  ---------------------
                                  ---------------                                                 Unrealized
                                  Number           Capital in                          Deferred    Holding   Cumulative
                                    of              Excess of   Treasury   Retained  Compensation    Gain    Translation     Total
                                  Shares   Amount   Par Value    Stock     Earnings    and Other    (Loss)   Adjustment      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1998           33,792   $4,224  $ 344,019    $ (5,980)  $  9,537    $(1,854)    $     -   $  (2,011)   $ 347,935
------------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income
  Net income                                                                 71,437                                          71,437
  Foreign currency
   translation adjustment                                                                                         (571)        (571)
                                                                                                                          ---------
 Total comprehensive income                                                                                                  70,866
                                                                                                                          ---------
 Cash dividends                                                             (10,109)                                        (10,109)
 Treasury shares purchased                                        (9,465)                                                    (9,465)
 Stock issued under
  employee stock plans                                     7       2,001                                                      2,008
 Stock issued under non-
  employee stock plans               166       20        395       4,409                                                      4,824
 Stock issued under
  restricted stock plans              (5)               (217)      3,178                (2,961)                                   -
 Tax benefit from exercise
  of stock options                                     1,435                                                                  1,435
 Amortization of deferred
  compensation                                                                           1,600                                1,600
-----------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1999           33,953    4,244    345,639      (5,857)    70,865     (3,215)          -      (2,582)     409,094
------------------------------------------------------------------------------------------------------------------------------------
 Comprehensive loss
  Net loss                                                                  (40,165)                                        (40,165)
  Foreign currency
   translation adjustment                                                                                         (657)        (657)
  Unrealized loss                                                                                   (1,727)                  (1,727)
                                                                                                                          ---------
 Total comprehensive loss                                                                                                   (42,549)
                                                                                                                          ---------
 Cash dividends                                                              (9,937)                                         (9,937)
 Treasury shares purchased                                       (42,844)                                                   (42,844)
 Stock issued under
  employee stock plans                                (1,615)     12,657                                                     11,042
 Stock issued under non-
  employee stock plans                                  (329)        329                                                          -
 Stock issued under
  restricted stock plans                               3,682       3,755                (7,437)                                   -
 Tax benefit from exercise
  of stock options                                     2,010                                                                  2,010
 Amortization of deferred
  compensation                                                                           3,320                                3,320
------------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 2000           33,953    4,244    349,387     (31,960)    20,763     (7,332)     (1,727)     (3,239)     330,136
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income
  Net Income                                                                 36,391                                          36,391
  Foreign currency
   translation adjustment                                                                                       (1,387)      (1,387)
  Realized loss                                                                                      1,616                    1,616
                                                                                                                          ---------
 Total comprehensive income                                                                                                  36,620
                                                                                                                          ---------
 Cash dividends                                                              (8,762)                                         (8,762)
 Spin-off dividend                                  (141,572)                            3,421                   1,043     (137,108)
 Stock issued under
  employee stock plans                47        6    (19,394)     28,684                (4,287)                               5,009
 Stock issued under non-
  employee stock plans                                    (7)         67                                                         60
 Stock issued under
  restricted stock plans            (125)     (16)      (839)      3,209                (2,354)                                   -
 Tax benefit from exercise
  of stock options                                     1,061                                                                  1,061
 Amortization of deferred
  compensation                                                                           3,451                                3,451
-----------------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 2001           33,875   $ 4,234 $ 188,636    $    -     $48,392     $(7,101)    $  (111)  $  (3,583)   $ 230,467
------------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

On January 31, 2001, National Data Corporation (the "Company" or "NDCHealth") completed the spin-off of its eCommerce business segment, Global Payments Inc. ("Global Payments"), into a separate publicly traded company with its own management and Board of Directors to permit the Company to increase focus on its healthcare information businesses. As a result of the spin-off, the Company's financial statements have been prepared with Global Payments' net assets, results of operations, and cash flows displayed separately as "discontinued operations" with all historical financial statements restated to conform to this presentation, in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations".

National Data Corporation's healthcare information business segment is the remaining stand-alone business after the spin-off. To more accurately reflect the Company's business, National Data Corporation is now doing business as NDCHealth.

In the third quarter of fiscal 2000, the Company decided to pursue the divestiture of its management services business and accordingly, the Company's financial statements have been prepared with the net assets, results of operations, and cash flows of this business displayed separately as "discontinued operations" with all historical financial statements restated to conform to this presentation in accordance with Accounting Principles Board Opinion No. 30. During the first quarter of fiscal 2001, the Company completed the sale of the management services business.

Nature of operations - The Company provides network based information processing
--------------------
services and systems to the healthcare market and offers information management products and services to pharmaceutical manufacturers and pharmacy chains, which include consulting services and database information reporting on prescription drug sales and pharmacy operations. The principal markets for the Company's products and services are healthcare providers, payers, managed care organizations, pharmaceutical manufacturers, and distributors.

Basis of presentation - The consolidated financial statements include the
---------------------
accounts of the Company and its majority-owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to the fiscal 1999 and 2000 consolidated financial statements to conform with the fiscal 2001 presentation.

Use of estimates - The preparation of financial statements in conformity with
----------------
accounting principles generally accepted in the United States requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

Revenue - Revenue related to services provided is recognized as services are
-------
performed. Revenue related to software installation is recognized when obligations to the customer are fulfilled. Revenue related to license agreements for customer installed software is recognized upon shipment. Revenue related to software maintenance contracts is recognized ratably over the terms of the contracts.

Cash and cash equivalents - Cash and cash equivalents includes cash on hand and
-------------------------
all investments with a maturity of three months or less.

Property and equipment - Property and equipment, including equipment under
----------------------
capital leases, are stated at cost. Depreciation and amortization are calculated using the straight-line method for financial reporting purposes, whereas accelerated methods are used for income tax reporting purposes. Equipment is depreciated over 2 to 5 year lives, and buildings are depreciated over 20 to 40 year lives. Leasehold improvements and property acquired under capital leases are amortized over the shorter of the useful life of the asset or the term of the lease. The costs of software are capitalized and amortized on a straight-line basis over their estimated useful lives, not to exceed five years. Maintenance and repairs are charged to operations as incurred.

Intangible assets - Intangible assets primarily represent goodwill and customer
-----------------
relationships associated with the Company's acquisitions. Customer relationships acquired are amortized using the straight-line method over their estimated useful lives ranging from 5 to 25 years. Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. Goodwill is being amortized on a straight-line basis over periods ranging from 10 to 25 years.

Impairment of long-lived assets - The Company regularly evaluates whether events
-------------------------------
and circumstances have occurred that indicate the carrying amount of property and equipment or goodwill and other intangibles may warrant revision or may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows associated with the asset over the remaining life of the asset in measuring whether the long-lived asset is recoverable (see Notes 2 and 13). If such evaluation indicates a potential impairment, the Company uses undiscounted cash flows to measure fair value in determining the amount of these assets that should be written off. In management's opinion, the long-lived assets, including property and equipment and intangible assets, are appropriately valued at May 31, 2001 and 2000 and any necessary adjustments have been made.

Investments - The Company maintains investments in both publicly traded and
-----------
privately held entities. The investments in publicly traded entities are classified as available-for-sale securities and are reported at fair value. Unrealized gains and losses are reported, net of taxes, as a component of shareholders' equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold. Realized gains and losses on investments are included in other income/expense when realized. Investments in privately held entities are accounted for under either the cost or equity method, whichever is appropriate for the level of investment.

Income taxes - The Company uses the asset and liability method of accounting for
------------
income taxes in accordance with SFAS No. 109. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates (see Note 9).

Fair value of financial instruments - The carrying amounts of financial
-----------------------------------
instruments, including cash, receivables, accounts payable and accrued expenses, and current maturities of long-term obligations, approximate fair value. Interest on long-term debt is primarily payable at fixed rates, which approximate market rates at May 31, 2001 and 2000 (see Note 10).

Foreign currency translation - The Company maintains subsidiaries in Western
----------------------------
Europe and Canada. The functional currency of these subsidiaries is their local currency. The assets and liabilities of foreign subsidiaries are translated at the year-end rate of exchange, and income statement items are translated at the average rates prevailing during the year. The resulting translation adjustments are recorded as a component of shareholders' equity. Exchange gains and losses on intercompany balances of a long-term investment nature are also recorded as a component of shareholders' equity. The effects of foreign currency gains and losses arising from these translations of assets and liabilities are included as a component of other comprehensive income.

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

The following table sets forth the computation of basic and diluted earnings for the fiscal years ending May 31:

                                                        Fiscal Year Ended (Before Discontinued Operations)

(In thousands, except per share data)             2001                      2000                      1999
                                        ---------------------------------------------------------------------------
                                                          Per                       Per                       Per
                                                         ------                    ------                    ------
                                        Income   Shares  Share    Loss     Shares  Share    Income   Shares  Share
                                        -------  ------  ------  -------   ------  ------   -------  ------  ------
Basic EPS:
Income (loss) before discontinued       $28,068  33,009   $0.85  $(1,163)  33,232  $(0.03)  $33,863  33,725   $1.00
 operations
Effect of dilutive securities:
     Stock options                            -   1,144                -        -                 -   1,346
                                        ---------------          ----------------           ---------------
                                         28,068  34,153           (1,163)  33,232            33,863  35,071
Convertible debt                              -       -                -        -                 -       -
                                        ---------------          ----------------           ---------------
Diluted EPS:
Income (loss) before discontinued
 operations available to common
 stockholders plus assumed
 conversions                            $28,068  34,153   $0.82  $(1,163)  33,232  $(0.03)  $33,863  35,071   $0.97
                                        ===========================================================================

                                                                      Fiscal Year End

(In thousands, except per share data)             2001                      2000                      1999
                                        ---------------------------------------------------------------------------
                                                          Per                       Per                       Per
                                                         ------                    ------                    ------
                                        Income   Shares  Share    Loss     Shares  Share    Income   Shares  Share
                                        -------  ------  ------  -------   ------  ------   -------  ------  ------
Basic EPS:
Net income (loss)                       $36,391  33,009  $1.10  $(40,165)  33,232  $(1.21)  $71,438  33,725  $2.12
Effect of dilutive securities:
     Stock options                            -   1,144                -        -                 -   1,346
                                        ---------------          ----------------           ---------------
                                         36,391  34,153          (40,165)  33,232            71,438  35,071
Convertible debt                              -       -                -        -             4,778   2,752
                                        ---------------          ----------------           ---------------

Diluted EPS:
Net income (loss) available to common
 stockholders plus assumed
 conversions                            $36,391  34,153  $1.07  $(40,165)  33,232  $(1.21)  $76,216  37,823  $2.02
                                        ===========================================================================

Basic and diluted earnings per share for the fiscal year ended May 31, 2000 is the same as the effect of any potentially dilutive securities and convertible debt is antidilutive due to the loss generated by the restructuring and non-recurring charges and discontinued operations.

Recent accounting pronouncements - In June 1998, the Financial Accounting
--------------------------------
Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes several existing standards. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted this standard on June 1, 2001 and does not expect that the adoption will have a material impact on its financial statements.

In June 2001, the FASB finalized SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates pooling of interests accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill and other non-separable intangible assets and requires that goodwill be evaluated for impairment by applying a fair value-based test. The Company plans to adopt these new standards during the first quarter of fiscal year 2002, in accordance with the established effective dates, and estimates that the annual impact of SFAS No. 142 will be an addition of approximately $0.20 diluted earnings per share in fiscal 2002.

Note 2 - Business Acquisitions and Investments

During fiscal 2001, 2000, and 1999, the Company completed the following acquisitions:

                                         Date                 Ownership
Business                                 Acquired             Percentage
--------------------------------------------------------------------------
2001
----
Source Dispenser UK, LTD.                August 2000          100%
Medprint, Inc.                           August 2000          100%
Pharma Internet & Co AG                  October 2000          51%
2000
----
The Computer Place, Inc. ("Medisoft")    April 2000           100%
1999
----
John Richardson Computers                January 1999         100%

Each of the above acquisitions has been recorded using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. The operating results of the acquired businesses are included in the Company's consolidated statements of income (loss) from their respective dates of acquisition.

The aggregate price paid for the 2001 purchase acquisitions was $23.2 million, consisting entirely of cash. The goodwill and other intangible assets of these acquisitions are being amortized over periods ranging from 5 to 20 years.

The aggregate price paid for the 2000 purchase acquisition was $44.1 million, consisting of $38.1 million cash and $6.0 million deferred purchase price. The excess of cost over tangible assets acquired of $42.3 million was allocated to goodwill and other intangible assets. The goodwill and other intangible assets of this acquisition are being amortized over periods ranging from 5 to 15 years.

The aggregate price paid for the 1999 purchase acquisition and final adjustments to the 1998 purchase price allocation was $8.1 million, consisting of cash. The excess of cost over tangible assets acquired of $6.6 million was allocated to goodwill and other intangible assets. The goodwill and other intangible assets of these acquisitions are amortized over periods ranging from 5 to 20 years.

In July 2000 the Company sold its pharmacy systems business to TechRx, Inc. In exchange for the business and $10 million, the Company received an equity interest in TechRx, Inc. This cost method investment is valued at $35.1 million, net of a deferred gain of $4.9 million.

Note 3 - Discontinued Operations

On December 20, 1999, the Company announced its intention to spin-off its eCommerce business segment, encompassed in the newly formed Global Payments Inc. subsidiary. This spin-off was contingent on receiving a favorable opinion from outside counsel regarding the tax-free status of the dividend. On November 15, 2000 the Company received a favorable opinion from counsel based on an IRS ruling and completed the spin-off on January 31, 2001. The spin-off was accomplished by distributing all of the shares of common stock of Global Payments Inc. to the Company shareholders. The Company shareholders received
0.8 share of Global Payments Inc. common stock for each share of the Company common stock held as of the January 19, 2001 record date. Certain network and other services are provided to Global Payments Inc. under the Company's services agreements.

As a result of the spin-off, the Company's May 31, 2001 financial statements have been prepared with Global Payments Inc.'s net assets, results of operations, and cash flows displayed separately as "discontinued operations" with all historical financial statements restated to conform to this presentation. During the second quarter of fiscal 2001, the Company recorded an expense of $10.0 million to reflect the net costs associated with effecting the spin-off ($8.7 million after tax, or $0.26 per share). These costs include legal and investment banker fees, severance, duplicate software licenses, and other related costs partially offset by the projected income for Global Payments Inc. for the period from the measurement date through January 31, 2001.

Additionally, in the third quarter of fiscal 2000, the Company decided to pursue the divestiture of its management services business and accordingly, the Company's financial statements have been prepared with the net assets, results of operations, and cash flows of this business displayed separately as "discontinued operations" with all historical financial statements restated to conform to this presentation. The Company successfully completed the sale of this management services business for total cash consideration of $20.0 million in the first quarter of fiscal 2001.

The operating results of the discontinued operations are summarized as follows for the fiscal years ending May 31:


                                                                                        2001
                                                                   --------------------------------------------------
 (In thousands, except per share data):                                Global              Management
                                                                    Payments Inc.           Services          Total
---------------------------------------------------------------------------------------------------------------------
Revenue                                                               $223,592             $ 21,905          $245,497
Operating income                                                      $ 40,801             $    168          $ 40,969

Income from operations, net of tax                                    $ 17,056                    -          $ 17,056
Spin-off special charge, net of tax                                     (8,733)                   -            (8,733)
                                                                      -----------------------------------------------
Net income from discontinued operations                               $  8,323              $     -          $  8,323
                                                                      ===============================================
Diluted earnings (loss) per share:
   From operations                                                    $   0.50              $     -          $   0.50
                                                                      -----------------------------------------------
   Spin-off special charge                                            $  (0.26)             $     -          $  (0.26)
                                                                      -----------------------------------------------
   Total                                                              $   0.24              $     -          $   0.24
                                                                      -----------------------------------------------
Share count                                                             34,153                                 34,153
                                                                      -----------------------------------------------

                                                                                        2000
                                                                   --------------------------------------------------
 (In thousands, except per share data):                                Global              Management
                                                                    Payments Inc.           Services          Total
---------------------------------------------------------------------------------------------------------------------
Revenue                                                               $340,033            $107,051           $447,084
Operating income (loss)                                               $ 63,212            $(26,587)          $ 36,625

Income (loss) from operations, net of tax                             $ 33,047            $(16,848)          $ 16,199
Projected phase-out loss from operations, net of tax                         -             (10,381)           (10,381)
Projected loss on disposal, net of tax                                       -             (31,060)           (31,060)
                                                                      -----------------------------------------------
Income (loss) from discontinued operations before
 cumulative effect of change in accounting principle                    33,047             (58,289)           (25,242)
Cumulative effect of change in accounting principle, net
 of tax                                                                      -             (13,760)           (13,760)
                                                                      -----------------------------------------------
Net income (loss) from discontinued operations                        $ 33,047            $(72,049)          $(39,002)
                                                                      ===============================================
Diluted earnings (loss) per share:
   From operations                                                    $   0.96            $  (0.51)          $   0.47
                                                                      -----------------------------------------------
   Projected phase-out loss from operations                           $      -            $  (0.31)          $  (0.31)
                                                                      -----------------------------------------------
   Projected loss on disposal                                         $      -            $  (0.94)          $  (0.94)
                                                                      -----------------------------------------------
   Cumulative effect of change in accounting principle                $      -            $  (0.41)          $  (0.41)
                                                                      -----------------------------------------------
   Total                                                              $   0.96            $  (2.17)          $  (1.17)
                                                                      -----------------------------------------------
Share count                                                             34,448              33,232             33,232
                                                                      -----------------------------------------------

                                                                                        1999
                                                                   --------------------------------------------------
 (In thousands, except per share data):                                Global              Management
                                                                    Payments Inc.           Services          Total
---------------------------------------------------------------------------------------------------------------------
Revenue                                                               $330,051            $115,859           $445,910
Operating income (loss)                                               $ 76,675            $ (5,773)          $ 70,902

Net income (loss) from discontinued operations                        $ 41,335            $ (3,761)          $ 37,574
                                                                      ===============================================
Diluted earnings (loss) per share:
                                                                      -----------------------------------------------
   Total                                                              $   1.18            $  (0.11)          $   1.07
                                                                      ===============================================
Share count                                                             35,071              33,725             35,071
                                                                      -----------------------------------------------

The net income (loss) from discontinued operations for fiscal 2001, 2000, and 1999 is net of tax expense (benefit) of $13.1 million, $(17.2) million, and $22.9 million, respectively.

For the Physician Management Services component of the discontinued operations, the Company continued a revenue recognition accounting policy followed by this business prior to its acquisition by the Company. The Company maintained this generally accepted policy after the acquisition for Physician Management Services offerings for which the Company invoiced and collected amounts on its customers' behalf. Previously, for customers where the amount and timing of collection of their accounts receivable could be reasonably estimated, the Company estimated the fees that it expected to invoice upon collection of their accounts receivable. It recognized such revenues when substantially all services performed by the Company had been completed. The estimated costs to complete were accrued separately.

Effective June 1, 1999, the Company elected to change its revenue recognition policy. Effective with the change in policy, the Company recognized revenue when the services were billed to the customer, at which point all services performed by the Company were completed. The impact of this change resulted in the elimination of estimated or unbilled receivables and related accrued collection costs. Management believes that this change was appropriate and was consistent with recent authoritative literature, specifically SEC Staff Accounting Bulletin No. 101, issued December 3, 1999.

The cumulative after-tax effect of this change in accounting principle was $13.8 million, net of income taxes of $8.6 million, at June 1, 1999. The cumulative after-tax effect on both the basic and diluted earnings per share was $(0.41). The following unaudited pro forma information assumes the new revenue recognition policy was retroactively applied:

(in thousands)                              2000                    1999
--------------------------------------------------------------------------

Net income (loss)                         $(26,405)                $68,661
Basic earnings (loss) per share           $  (0.79)                $  2.04
Diluted earnings (loss) per share         $  (0.79)                $  1.94

As of May 31, 2000, the net assets of discontinued operations are summarized as follows:

                                                                                         May 31, 2000
                                                                    ------------------------------------------------------
                                                                      Global               Management
(In thousands):                                                     Payments Inc.            Services               Total
--------------------------------------------------------------------------------------------------------------------------
Current assets                                                        $ 67,935               $ 27,535             $ 95,470
Property and equipment, net                                             28,665                  5,756               34,421
Intangible assets, net                                                 173,726                      -              173,726
Other assets (liabilities)                                                 (73)                 1,384                1,311
Current liabilities                                                    (28,149)                (7,788)             (35,937)
Other long-term liabilities                                             (6,623)                (2,370)              (8,993)
Provision for estimated losses                                               -                (21,214)             (21,214)
Minority interest in equity of subsidiaries                            (18,472)                     -              (18,472)
                                                                      ----------------------------------------------------
Net assets of discontinued operations                                 $217,009               $  3,303             $220,312
                                                                      ====================================================

Note 4 - Property and Equipment

As of May 31, 2001 and 2000, property and equipment consisted of the following:


(In thousands)                                                                   2001                  2000
-------------------------------------------------------------------------------------------------------------
Land                                                                           $  1,602              $  1,602
Buildings                                                                        11,792                12,161
Property under capital leases                                                     1,504                15,932
Equipment                                                                        48,330                35,581
Software                                                                         38,240                31,616
Leasehold improvements                                                            3,654                 7,397
Furniture and fixtures                                                            4,081                 3,995
Work in progress                                                                 24,936                22,363
                                                                               ------------------------------
                                                                                134,139               130,647
Less: accumulated depreciation and amortization                                  51,183                61,382
                                                                               ------------------------------
                                                                               $ 82,956              $ 69,265
                                                                               ==============================

Note 5 - Software Costs

The following table sets forth information regarding the Company's costs associated with software development for the years ended May 31, 2001, 2000 and 1999:


 (In thousands)                                                         2001             2000           1999
-------------------------------------------------------------------------------------------------------------
Total costs associated with software
    development                                                       $17,501          $20,725        $20,002
Less: capitalization of internally
    developed software                                                  8,999            9,609          9,471
                                                                      ---------------------------------------
Net research and development expense                                  $ 8,502          $11,116        $10,531
                                                                     ========================================

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

Total unamortized capitalized software costs (purchased and internally developed) were approximately $24.6 million and $18.4 million as of May 31, 2001 and 2000, respectively and are included in Property and equipment. Total software amortization expense was approximately $6.9 million, $6.4 million and $4.9 million in fiscal 2001, 2000 and 1999, respectively.

Note 6 - Intangible Assets

As of May 31, 2001 and 2000, intangible assets consisted of the following:


(In thousands)                                                           2001             2000
------------------------------------------------------------------------------------------------
Customer relationship                                                  $ 56,415         $ 55,115
Goodwill                                                                201,395          184,077
Other intangibles                                                        15,437           15,237
                                                                       -------------------------
                                                                        273,247          254,429
Less:  accumulated amortization                                          51,490           39,629
                                                                       -------------------------
                                                                       $221,757         $214,800
                                                                       =========================

Note 7 - Accounts Payable and Accrued Liabilities

As of May 31, 2001 and 2000, accounts payable and accrued liabilities consisted of the following:


(In  thousands)                                                          2001             2000
------------------------------------------------------------------------------------------------
Trade accounts payable                                                  $26,816          $22,185
Accrued compensation and benefits                                        13,361           16,337
Deferred purchase price on acquisition                                        -            6,000
Accrued restructuring and merger related costs                              420            4,789
Other accrued liabilities                                                12,631            5,771
                                                                        ------------------------
                                                                        $53,228          $55,082
                                                                        ========================

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

The following table provides a reconciliation of the changes in the Plan's benefit obligations and fair value of assets over the two-year period ending May 31, 2001 and a statement of funded status at May 31 for each year:


Changes in benefit obligations
(In thousands)                                                            2001              2000
--------------------------------------------------------------------------------------------------
Balance at beginning of year                                             $24,012           $24,598
Interest cost                                                              1,831             1,750
Amendments                                                                    32                 -
Benefits paid                                                             (1,223)             (860)
Actuarial loss (gain)                                                        857            (1,476)
                                                                         -------------------------
Balance at end of year                                                   $25,509           $24,012
                                                                         =========================


Changes in plan assets
(In thousands)                                                           2001              2000
-------------------------------------------------------------------------------------------------
Balance at beginning of year                                            $24,277           $22,619
Actual return on plan assets                                               (669)            2,518
Employer contributions                                                        -                 -
Benefits paid                                                            (1,223)             (860)
                                                                        -------------------------
Balance at end of year                                                  $22,385           $24,277
                                                                        =========================

The accrued pension costs recognized in the Consolidated Balance Sheets were as follows:


(In thousands)                                                            2001              2000
-------------------------------------------------------------------------------------------------
Funded status                                                           $(3,124)          $   265
Unrecognized net (gain) loss                                              2,379            (1,535)
Unrecognized prior service cost                                             121               159
Unrecognized net asset at June 1, 1985, being
        amortized over 17 years                                            (164)             (352)
                                                                        -------------------------
Accrued pension cost                                                    $  (788)          $(1,463)
                                                                       ==========================

Net pension expense/(income) included the following components for the fiscal years ending May 31:


(In thousands)                                                              2001               2000            1999
--------------------------------------------------------------------------------------------------------------------
Service cost                                                             $     -            $     -          $   197
Interest cost on projected benefit obligation                              1,831              1,750            1,794
Expected return on plan assets                                            (2,389)            (2,225)          (2,068)
Net amortization and deferral                                               (117)              (117)            (117)
                                                                         -------------------------------------------
Net pension expense/(income)                                             $  (675)           $  (592)         $  (194)
                                                                         ===========================================

Significant assumptions used in determining net pension expense and related obligations were as follows:

                                                                         2001              2000              1999
-------------------------------------------------------------------------------------------------------------------
Discount rate                                                            7.50%             7.75%             7.50%
Rate of increase in compensation levels                                  4.33%             4.33%             4.33%
Expected long-term rate of return on assets                             10.00%            10.00%            10.00%
-------------------------------------------------------------------------------------------------------------------

The Company has a retirement plan for non-employee directors of the Company elected prior to January 1, 1995 with five or more years of service (the "Directors' Plan"). The Directors' Plan benefits are based on 50% of the annual director retainer amount in effect on the date of a director's retirement plus 10% for each year of service for a combined total of up to 100% of the base amount for 10 years' service. The benefits are payable upon retirement, at or after age 70, for a period equal to the number of years of service as a director, but not more than 15 years for participants with 15 or more years of board service as of the effective date of the Directors' Plan and not more than 10 years for all other participants. The expense related to the Directors' Plan was immaterial in 2001, 2000, and 1999. The projected benefit obligation for the plan was $0.7 million and $0.3 million as of May 31, 2001 and 2000, respectively.

On June 1, 1997, the Company adopted a pilot Supplemental Executive Retirement Plan ("SERP") for certain key executives. Benefits payable under this plan are based upon the participant's highest three consecutive years of earnings of the last ten years of service. Retirement benefits are reduced by a portion of the participant's annual social security benefits and any retirement benefits under the company's tax-qualified or non-qualified defined benefit plans. Benefits earned under the SERP are fully vested after five years of service. Expense related to the plan was $1.0 million, $0.7 million and $1.0 million in 2001, 2000, and 1999, respectively. The projected benefit obligation for the plan was $6.4 million and $3.6 million as of May 31, 2001 and 2000, respectively.

The Company sponsors a deferred compensation 401(k) plan that is available to substantially all employees. The charges to expense for the Company match were $1.9 million in 2001, $1.1 million in 2000, and $2.3 million in 1999.

Note 9 - Income Taxes

The provision for income taxes for continuing operations includes:


(In thousands)                                                       2001               2000            1999
-------------------------------------------------------------------------------------------------------------
Current tax expense:
 Federal                                                           $ 7,117           $ 15,175         $ 5,175
 State                                                               1,253              1,197           1,311
                                                                   ------------------------------------------
                                                                     8,370             16,372           6,486
                                                                   ------------------------------------------
Deferred (prepaid) tax expense:
 Federal                                                             9,569            (13,399)         14,144
 State                                                                (245)            (1,148)          1,228
                                                                   ------------------------------------------
                                                                     9,324            (14,547)         15,372
                                                                   ------------------------------------------
Total                                                              $17,694           $  1,825         $21,858
                                                                   ==========================================

The Company's effective tax rates differ from federal statutory rates as follows:


                                                                      2001               2000            1999
                                                                   ------------------------------------------
Federal statutory rate                                                35.0%              35.0%           35.0%
State income taxes, net of federal
   income tax benefit                                                  3.3%               4.7%            3.0%
Other                                                                  0.4%             235.9%            1.2%
                                                                   ------------------------------------------
           Total                                                      38.7%             275.6%           39.2%
                                                                   ==========================================

Deferred income taxes as of May 31, 2001 and 2000 reflect the impact of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. As of May 31, 2001 and 2000, principal components of deferred tax items were as follows:


(In thousands)                                                        2001             2000
--------------------------------------------------------------------------------------------
Deferred tax assets:
   Net operating loss and credit
     carryforwards                                                 $27,918           $12,340
   Write-down of investment                                          6,197             4,493
   Accrued non-recurring charges                                     5,944            21,402
   Accrued expenses                                                  5,871             2,729
   Other                                                             2,636             2,147
   Employee benefit plans                                            2,218             1,065
   Acquired intangibles                                              2,011             2,397
   Projected loss on discontinued operations                             -            16,583
                                                                   -------------------------
                                                                    52,795            63,156
Deferred tax liabilities:
   Property and equipment                                           12,600            10,428
   Prepaid expenses                                                    515               384
   Other                                                               255                 -
                                                                   -------------------------
                                                                    13,370            10,812
                                                                   -------------------------
Net deferred tax asset                                              39,425            52,344

Less:  current deferred tax asset                                   29,539            20,097
                                                                   -------------------------

Non-current deferred tax asset                                     $ 9,886           $32,247
                                                                   =========================

Net operating loss and credit carryforwards expire between the years 2002 and 2021.

Note 10 - Long-Term Debt

As of May 31, 2001 and 2000, long-term debt consisted of the following:


(In thousands)                                                                      2001             2000
-----------------------------------------------------------------------------------------------------------
Mortgage payable - due in monthly installments until
    May 15, 2005 with interest at 6.87%                                          $  3,056          $  3,195
Convertible notes - mature on November 1, 2003                                    143,750           143,750
Promissory notes issued in consideration for acquisitions:
    Spring Anesthesia Group, Inc. - 7.6% due August 2003                            4,831             5,500
    Hadley Hutt Computing Ltd. - 6.97% due June 2003                                  100               209
                                                                                 --------------------------
                                                                                  151,737           152,654
Less:  current maturities                                                             170               159
                                                                                 --------------------------
Long-term debt                                                                   $151,567          $152,495
                                                                                 ==========================

On November 6, 1996, the Company issued convertible notes (the "Notes"), providing $139.7 million in proceeds, net of $4.1 million in debt issuance costs. The issuance costs are included in other assets and are being amortized over the life of the Notes. The Notes are unsecured subordinated obligations of the Company, $143.8 million aggregate principal amount, and will mature on November 1, 2003. The Notes bear interest at 5% per annum. When originally issued, the Notes were convertible into approximately 2,752,000 shares of common stock at $52.23 per share at any time prior to maturity. On January 22, 2001, in anticipation of the spin-off of Global Payments Inc., the conversion rate of the Notes was adjusted as provided for in the indenture governing the Notes. As a result of this adjustment, the Notes are now convertible into approximately 4,140,000 shares of common stock at $34.72 per share at any time prior to maturity. Subsequent to November 1, 1999, the Notes are redeemable at the option of the Company, in whole or in part, initially at 102.857% and thereafter at prices declining to 100% at maturity, together with accrued interest.

On April 29, 1999, the Company assumed a mortgage payable in connection with the purchase of an office building. The mortgage is due in monthly installments with a fixed rate of 6.87% per annum with the final installment due on May 15, 2005. This final installment includes a balloon payment of $2.4 million.

Scheduled maturities of the Company's long-term debt during the fiscal years subsequent to May 31, 2001 are as follows: $0.2 million in 2002; $0.2 million in 2003; $148.9 million in 2004; and $2.5 million in 2005.

Note 11 - Shareholders' Equity

Stock Option Plans - On October 28, 1999, the Company adopted a stock-based
------------------
compensation plan, the 2000 Long-Term Incentive Plan (the "2000 Plan"). The aggregate number of shares of common stock of the Company reserved and available for awards at May 31, 2001 was 1,446,341 shares. The number of shares available for awards will be adjusted annually on the last day of the Company's fiscal year through fiscal 2004. The 2000 Plan authorizes the granting of awards to employees, officers and directors of the Company or its subsidiaries in the following forms: (i) options to purchase shares of common stock, which may be incentive stock options or nonqualified stock options, (ii) stock appreciation rights; (iii) performance shares; (iv) restricted stock; (v) dividend equivalents; (vi) other stock-based awards; or (vii) any other right or interest relating to common stock or cash. During fiscal 2000 and 2001, the Company has only granted awards in the forms of options and restricted stock. Not more than 15% of the total authorized shares may be granted as awards of restricted stock or unrestricted stock awards. Shares awarded as restricted stock under the plan are held in escrow and released to the grantee upon the grantee's satisfaction of conditions set forth in the grantee's restricted stock agreement. Such awards are recorded as deferred compensation, a reduction of shareholders' equity, based on the quoted fair market value of the Company's common stock at the award date. Compensation expense is recognized ratably during the escrow period of the award. Options may be issued at, below, or above the fair market value of the common stock at the time of grant. No awards have been granted below the fair market value since the 2000 Plan's inception. Options granted become exercisable in various annual increments and terminate over a period not to exceed 10 years.

The Company has two employee stock option plans, the 1997 Stock Option Plan (the "1997 Plan") and the 1987 Stock Option Plan (the "1987 Plan"), that provide for the granting of options to certain officers and key employees to purchase the Company's common stock. No additional options will be granted under the 1997 and 1987 Plans. Options granted under such plans become exercisable in various annual increments and terminate over a period not to exceed 10 years.

The Company's 1984 Non-Employee Directors Stock Option Plan (the "1984 Plan") provided for annual grants of options (each to purchase 5,000 shares of common stock of the Company), to directors who are not employees of the Company. The maximum number of shares for which options may be granted is 545,000. No additional options will be granted under the 1984 Plan. Options granted prior to October 26, 1995 are exercisable immediately at the current market value on the date of grant. Options granted on or after October 26, 1995 vest 20% two years after the date of grant, an additional 25% after three years, another 25% after four years, and the remaining 30% after five years.

Additionally, as a result of the merger with PHSS on December 19, 1997, the Company assumed the Physician Support Systems, Inc. Stock Option Plan and the Synergistic Systems, Inc. Stock Option Plan (the "PHSS Plans"). No additional options will be granted under the PHSS Plans. All options issued under the PHSS Plans have an exercise price of not less than 100% of the fair market value of a share of the Company's common stock on the date of the grant, vest over five years and must be exercised within 10 years from the date of the grant. Each PHSS option outstanding on December 19, 1997 was converted to 0.435 options to receive the Company's common stock. The PHSS Plans were terminated during fiscal year 2001. Accordingly, there are no outstanding or available stock options under the PHSS Plans at May 31, 2001.

Other Stock Plans - On October 26, 2000, the Company adopted an Employee Stock
-----------------
Purchase Plan under which the sale of 1,500,000 shares of its common stock has been authorized. During each quarterly offering period under the plan, employees may authorize payroll deductions of up to 20% of compensation, which funds are used to purchase shares of the Company's common stock at the end of the offering period at a price equal to the lower of 85% of market value on the first day or the last day of the offering period, subject to an annual purchase limit of $25,000. At May 31, 2001, 88,136 shares have been issued under this plan, with 1,411,864 shares reserved for future issuance.

The Company's 1983 Restricted Stock Plan (the "1983 Restricted Stock Plan") authorizes shares of the Company's common stock to be awarded to key employees. No additional shares will be awarded under the 1983 Restricted Stock Plan. Shares previously awarded under the 1983 Restricted Stock Plan are held in escrow and released to the grantee upon the grantee's satisfaction of conditions set forth in the grantee's restricted stock agreement. Such awards are recorded as deferred compensation, a reduction of shareholders' equity, based on the quoted fair market value of the Company's common stock at the award date.

Compensation expense is recognized ratably during the escrow period of the award.

Under the 1983 Restricted Stock Plan and the 2000 Plan, there were 122,962, 311,850 and 83,138 shares of the Company's common stock awarded as restricted stock during fiscal years 2001, 2000 and 1999, respectively. These awards have restriction periods of one to four years. As of May 31, 2001, 161,783 restricted shares remained in escrow. The Company expensed $1.8 million, $2.2 million and $1.0 million in 2001, 2000 and 1999, respectively, in connection with restricted stock awards granted under these two plans.

Transactions under the stock option plans are summarized in the following tables. On January 31, 2001, as a result of the spin-off of Global Payments Inc., options and restricted stock held by Global Payments Inc. employees were cancelled and replaced with grants of Global Payments Inc. options. The number of options outstanding and the exercise prices for options held by employees that remained with the Company have been adjusted pursuant to a formula. This was accomplished by canceling each option and replacing them with newly issued options. Each replacement stock option had an aggregate intrinsic value and term equal to the aggregate intrinsic value of the original option.

                                                     1987 Plan                              1984 Plan
                                     -----------------------------------------------------------------------------
                                                                 Weighted                             Weighted
                                       Shares Under Option    Average Option     Shares Under      Average Option
                                                             Price Per Share        Option        Price Per Share
------------------------------------------------------------------------------------------------------------------
Outstanding at May 31, 1998                2,271,983             $19.21           244,500             $18.65
  Granted                                          -                  -            20,000              33.88
  Exercised                                 (220,073)             11.64           (27,000)             16.64
  Expired or terminated                     (114,585)             37.59           (14,000)             35.01
------------------------------------------------------------------------------------------------------------------
Outstanding at May 31, 1999                1,937,325              18.98           223,500              19.23
  Granted                                          -                  -            29,000              29.25
  Exercised                                 (298,452)              9.58           (45,000)             14.71
  Expired or terminated                      (63,923)             30.52                 -                  -
------------------------------------------------------------------------------------------------------------------
Outstanding at May 31, 2000                1,574,950              20.30           207,500              21.61
  Option adjustment due to spinoff         1,427,430                  -           324,160                  -
  Granted                                          -                  -            39,312              37.44
  Exercised                                 (939,934)             25.07            (7,500)             35.00
  Expired or terminated                   (1,396,310)             18.70          (215,000)             23.23
------------------------------------------------------------------------------------------------------------------
Outstanding at May 31, 2001                  666,136              14.85           348,472              14.33
------------------------------------------------------------------------------------------------------------------
Exercisable at May 31, 2001                  574,324              14.18           245,540              11.43
------------------------------------------------------------------------------------------------------------------
Available for future grants                        -                  -                 -                  -
------------------------------------------------------------------------------------------------------------------

                                                    1997 Plan                             PHSS Plans
                                    -----------------------------------------------------------------------------
                                                                Weighted                             Weighted
                                      Shares Under Option    Average Option     Shares Under      Average Option
                                                            Price Per Share        Option        Price Per Share
-----------------------------------------------------------------------------------------------------------------
Outstanding at May 31, 1998                  114,800             $33.40           241,771             $37.79
  Granted                                    817,075              35.88                 -                  -
  Exercised                                        -                  -           (62,442)             31.05
  Expired or terminated                      (38,325)             34.09                 -                  -
-----------------------------------------------------------------------------------------------------------------
Outstanding at May 31, 1999                  893,550              35.63           179,329              40.14
  Granted                                    322,525              25.45                 -                  -
  Exercised                                        -                  -           (14,167)             27.91
  Expired or terminated                     (237,066)             33.36          (121,306)             42.18
-----------------------------------------------------------------------------------------------------------------
Outstanding at May 31, 2000                  979,009              32.83            43,856              38.46
  Option adjustment due to spinoff           782,176                  -                 -                  -
  Granted                                          -                  -                 -                  -
  Exercised                                  (20,723)             30.75           (10,875)             25.81
  Expired or terminated                   (1,011,453)             32.21           (32,981)             44.53
-----------------------------------------------------------------------------------------------------------------
Outstanding at May 31, 2001                  729,009              20.65                 -                  -
-----------------------------------------------------------------------------------------------------------------
Exercisable at May 31, 2001                  123,071              22.26                 -                  -
-----------------------------------------------------------------------------------------------------------------
Available for future grants                        -                  -                 -                  -
-----------------------------------------------------------------------------------------------------------------


                                                         2000 Plan
                                         ----------------------------------------
                                                                     Weighted
                                           Shares Under Option    Average Option
                                                                 Price Per Share
--------------------------------------------------------------------------------
Outstanding at May 31, 1999
  Granted                                        824,200              25.48
  Exercised                                            -                  -
  Expired or terminated                           (5,880)             31.48
--------------------------------------------------------------------------------
Outstanding at May 31, 2000                      818,320              25.44
  Option adjustment due to spinoff             1,552,368                  -
  Granted                                        874,021              26.03
  Exercised                                      (13,927)             29.88
  Expired or terminated                       (1,683,430)             24.90
--------------------------------------------------------------------------------
Outstanding at May 31, 2001                    1,547,352              17.43
--------------------------------------------------------------------------------
Exercisable at May 31, 2001                      152,925              19.63
--------------------------------------------------------------------------------
Available for future grants                    1,446,341                  -
--------------------------------------------------------------------------------

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant dates:

                                         1987 Plan                                      1984 Plan
                     ----------------------------------------------------------------------------------------------
                        Number of      Weighted         Weighted       Number of      Weighted         Weighted
Exercise Price Range      Shares     Average Price      Average          Shares     Average Price      Average
                                                    Contractual Life                               Contractual Life
-------------------------------------------------------------------------------------------------------------------
$ 4.12 - $12.42         209,045         $10.98          3.6 years       145,872         $ 5.62         1.4 years
$12.96 - $13.91         185,522          11.25          4.0 years             -              -            -
$14.73 - $21.21         202,985          16.90          4.2 years        97,248          17.11         6.7 years
$22.79 - $25.37          68,584          23.61          5.0 years       105,352          23.83         6.7 years


                                         1997 Plan                                      2000 Plan
                     ----------------------------------------------------------------------------------------------
                        Number of      Weighted         Weighted       Number of      Weighted         Weighted
Exercise Price Range      Shares     Average Price      Average          Shares     Average Price      Average
                                                    Contractual Life                               Contractual Life
-------------------------------------------------------------------------------------------------------------------
$13.54 - $13.69               -              -                  -       315,959         13.65          9.0 years
$13.69 - $16.47         219,053          16.05          8.3 years       394,488         13.96          8.8 years
$16.51 - $18.71               -              -                  -       206,489         16.86          9.0 years
$19.75 - $20.21         254,770          20.13          6.2 years       255,806         19.93          6.8 years
$20.36 - $21.95               -              -                  -       191,570         21.50          9.6 years
$22.14 - $29.25         255,186          25.07          7.4 years       183,040         24.33          9.2 years

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


(In thousands, except per share data)                           2001                 2000                 1999
----------------------------------------------------------------------------------------------------------------
Net income (loss):
   As reported                                                 $36,391             $(40,165)             $71,437
   Pro forma                                                    28,858              (44,461)              68,250
Basic earnings (loss) per share:
   As reported                                                    1.10                (1.21)                2.12
   Pro forma                                                      0.87                (1.34)                2.02
Diluted earnings (loss) per share:
   As reported                                                    1.07                (1.21)                2.02
   Pro forma                                                      0.85                (1.34)                1.97

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants during the respective fiscal year:


                                                                2001                  2000                 1999
                                                             -----------------------------------------------------
Non-employee Directors Plan
    Risk-free interest rates                                       6.3%                  6.6%                 4.5%
    Expected dividend yields                                       1.1%                  1.3%                 0.9%
    Expected lives                                             10 years              10 years             10 years

1997 Plan
    Risk-free interest rates                                          -                  6.3%                 4.7%
    Expected dividend yields                                          -                  1.1%                 0.9%
    Expected lives                                                    -               7 years              7 years

2000 Plan
    Risk-free interest rates                                       5.8%                  6.5%                    -
    Expected dividend yields                                       0.9%                  1.0%                    -
    Expected lives                                              7 years               7 years                    -

Employee Stock Purchase Plan
    Risk-free interest rates                                       5.4%                  5.5%                 4.4%
    Expected dividend yields                                       0.8%                  1.4%                 1.0%
    Expected lives                                               1 year                1 year               1 year

Expected volatility-all plans                                       47%                   50%                  40%

Note 12 - Segment Information

SFAS 131 defines operating segments as components of an enterprise whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess performance. The chief operating decision making group for NDCHealth consists of the Chief Executive Officer, the Chief Financial Officer, the Executive Vice President - Operations, and certain senior executive officers.

NDCHealth operates its business as two fundamental reportable segments: Network Services and Systems; and Information Management. Network Services and Systems provides electronic connectivity to our intelligent network and system solutions throughout the healthcare industry. Information Management provides management information, research, and consulting services to pharmaceutical manufacturers, pharmacy chains and hospitals. Other includes results from divested businesses, restructuring and impairment charges, income related to gains from the sale of securities, income related to gains on business divestitures, and expense related to non-cash losses on an investment in Medscape.

The accounting policies of the reportable segments are generally the same as those described in the summary of significant accounting policies. Corporate overhead is allocated to the segments based on various methodologies (i.e., percentage of revenue, square footage, headcount, etc.). These various methodologies allow the Company to equitably allocate overhead costs based on the demands of the segment. Income taxes are not allocated to the segments incurring them for internal evaluation purposes. Revenues are attributed to geographic region based on the location of the business unit processing the transactions. No individual foreign country accounted for more than 10% of consolidated revenues in any period presented.

                                                                Network
Year Ended May 31, 2001                     Information       Services and
(In thousands)                               Management         Systems             Other           Totals
----------------------------------------------------------------------------------------------------------
Revenues                                       $138,091          $205,862           $ 5,862       $349,815

Income before income taxes and
 discontinued operations                         18,105            36,482            (8,825)        45,762

Depreciation and amortization                    15,303            19,173               269         34,745

Segment assets                                  133,675           354,537                 -        488,212

                                                                Network
Year Ended May 31, 2000                     Information       Services and
(In thousands)                               Management         Systems             Other           Totals
----------------------------------------------------------------------------------------------------------
Revenues                                       $131,229          $158,051          $ 56,393       $345,673

Income before income taxes and
 discontinued operations                         17,728            24,781           (41,847)           662

Depreciation and Amortization                    14,875            14,320             2,639         31,834

Segment assets                                   98,966           303,484            30,870        433,320

                                                                Network
Year Ended May 31, 1999                     Information       Services and
(In thousands)                               Management         Systems             Other           Totals
----------------------------------------------------------------------------------------------------------
Revenues                                       $128,961          $141,832           $68,203      $338,996

Income before income taxes and
 discontinued operations                         23,857            24,842             7,022        55,721

Depreciation and Amortization                    12,772            14,269             2,620        29,661

Segment assets                                  117,985           293,376            18,908       430,269

A reconciliation of reportable segment assets to the Company's consolidated assets is as follows:


(In thousands)                                           2001               2000              1999
-----------------------------------------------------------------------------------------------------
Assets:
   Information Management                               $133,675           $ 98,966          $117,985
   Network Services and Systems                          354,537            303,484           293,376
   Other                                                       -             30,870            18,908
                                                        ---------------------------------------------

Total reportable segment assets                          488,212            433,320           430,269
   Net assets of discontinued operations                       -            220,312           104,454
                                                        ---------------------------------------------
Consolidated total assets                               $488,212           $653,632          $534,723
                                                        =============================================

The following presents information about the Company's operations in different geographic regions for and as of the years ended May 31, 2001, 2000, and 1999:

(In thousands)                                            2001               2000              1999
-----------------------------------------------------------------------------------------------------
Revenues:
   United States                                        $334,553           $330,562          $323,095
   All other                                              15,262             15,111            15,901
                                                        ---------------------------------------------
Total revenues                                          $349,815           $345,673          $338,996
                                                        =============================================


Long-lived assets:
   United States                                        $ 79,586           $ 66,433          $ 59,311
   All other                                               3,370              2,832             3,288
                                                        ---------------------------------------------
Total long-lived assets                                 $ 82,956           $ 69,265          $ 62,599
                                                        =============================================

Note 13 - Non-recurring, Restructuring and Impairment Charges and Other Unusual
Expenses:

During the last 24 months, the Company completed a significant strategy review and implemented a plan to focus on core products and services. As a result, the last two years have represented a major transition period for the Company. This included management's evaluation, during the second quarter of fiscal year 2000, of the Company's current product and service offerings in light of changing market and technological environments. The decision was made to focus management attention on the core information management and network services and systems as well as related Internet initiatives. Accordingly, actions were initiated to eliminate non-core as well as obsolete and redundant product and service offerings. In addition, the Company accelerated clearinghouse integration, consolidation of locations, and associated staff and expense reductions.

Total restructuring and asset impairment charges during the second quarter of fiscal 2000 were $34.4 million and were categorized as follows:


(in thousands)
                                                          Total            Cash           Non-cash
---------------------------------------------------------------------------------------------------
Impairment of goodwill and other intangibles              $15,972         $     -           $15,972
Impairment of property and equipment                        6,908               -             6,908
Closed or planned closings of facilities                    6,100           6,100                 -
Estimated costs for settlements on contracts                3,236           2,236             1,000
Severance and related costs                                 2,177           2,177                 -
                                                          -----------------------------------------
          Total                                           $34,393         $10,513           $23,880
                                                          =========================================

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

At the end of the second quarter of fiscal 2000, the Company also disclosed that we would have additional restructuring and other unusual charges. Subsequently, the Company incurred $2.2 million of restructuring and impairment charges during the second quarter of fiscal 2001 as these actions were finalized and implemented. Of this total, approximately $1.2 million were cash items that were accrued at the time the charges were incurred. These cash items include severance and related costs of $1.1 million and facility exit costs of $0.1 million. The severance and related costs arose from the Company's actions to reduce personnel staffing in areas of redundant operations and activities. These charges reflect 58 specifically identified executives and employees who were informed of their termination during the second quarter of fiscal 2001. The facility costs relate to a location that was closed during the quarter. The remaining $1.0 million impairment charge was the result of the write down and divestiture of a non-core operation.

As of May 31, 2001, $0.4 million of the cash portion of the restructuring charges remains accrued as a current liability in the liabilities sections of the balance sheet as follows:


(in thousands)
                                             Original           FY00          FY01           FY01
                                              Total           Payments      Additions      Payments      Current
----------------------------------------------------------------------------------------------------------------
 Closed or planned closings of
  facilities                                  $ 6,100           $1,768         $  160        $4,372         $120
 Estimated costs for settlements on
  contracts                                     2,236              498              -         1,738            -

 Severance and related costs                    2,177            1,621          1,066         1,322          300
                                              ------------------------------------------------------------------
         Total                                $10,513           $3,887         $1,226        $7,432         $420
                                             ===================================================================

In accordance with the Company's policy regarding investments in publicly traded entities, losses in the amounts of $9.7 million and $7.0 million were recognized in fiscal 2000 and fiscal 2001, respectively, to mark to fair value its investment in Medscape, Inc. as these losses were determined to be other than temporary.

Note 14 - Related Party Transactions

Executive recruiting services provided by related parties were $0.2 million and $0.1 million for the years ended May 31, 2001 and 2000, respectively.

Promissory notes totaling approximately $4.3 million were issued to the Company in fiscal 2001 by a partnership owned by a director of the Company for the exercise of stock options previously granted to the director and transferred to the partnership. The interest rates on these notes range from 4.63% to 4.77%, payable at the maturity date. The notes mature on various dates between July 2002 and June 2004. The notes are secured by substantially all the assets of the partnership. The entire $4.3 million note balance was outstanding at May 31, 2001, and is included in Deferred compensation and other as a reduction of Shareholders' equity.

Note 15 - Lease Obligations

The Company conducts a major part of its operations using leased facilities and equipment. Many of these leases have renewal and purchase options and provide that the Company pay the cost of property taxes, insurance and maintenance.

Rent expense on all operating leases for fiscal 2001, 2000 and 1999 was approximately $8.5 million, $10.2 million and $9.4 million, respectively.

Future minimum lease payments for all non-cancelable leases at May 31, 2001 were as follows:

                                                                                 Capital           Operating
(In thousands)                                                                   Leases             Leases
------------------------------------------------------------------------------------------------------------
                                                        2002                        $2,626           $ 8,785
                                                        2003                           870             5,734
                                                        2004                           239             3,995
                                                        2005                             -             2,684
                                                        2006                             -               191
                                                  Thereafter                             -                 -
                                                                                    ------------------------
Total future minimum lease payments                                                  3,735           $21,389
                                                                                                     =======
Less: amount representing interest                                                      41
                                                                                    ------
Present value of net minimum lease payments                                          3,694
Less: current portion                                                                2,586
                                                                                    ------
Long-term obligations under capital leases at May 31, 2001                          $1,108
                                                                                    ======

Note 16 - Commitments and Contingencies

The Company is involved in litigation related to its divested Physician and Hospital Support Services and Hospital Management Services (PHSS) units. The Company has obtained a ruling from the European Commission ordering IMS Health to license its structure for organizing pharmaceutical sales data to us. The Company is unable to predict whether IMS Health may be successful in overturning the EU ruling. Additionally, the Company is party to a number of other claims and lawsuits incidental to its business.

In the opinion of management, the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on the Company's financial position, liquidity or results of operations.

The Company has obtained a credit facility providing a $50 million unsecured revolving line of credit. This credit facility replaced the Company's $125 million line of credit and became effective upon completion of the spin-off of Global Payments Inc. on January 31, 2001, and is available for working capital and general corporate purposes. The line has a variable interest rate based on market rates and is not secured. The credit agreement contains certain financial and non-financial covenants customary for financings of this nature. The facility has a one-year term, with the option for NDC Health to convert any outstanding borrowings at the maturity date to a term loan repayable at the first anniversary of the initial maturity date or January 31, 2003. As of May 31, 2001 and 2000, there was $0.0 million and $68.5 million, respectively, outstanding under this line of credit and its predecessor and the Company was in compliance with all restrictive covenants.

Note 17 - Supplemental Cash Flow Information

Supplemental cash flow disclosures and non-cash investing and financing activities for the years ended May 31, 2001, 2000 and 1999 are as follows:


(in thousands)                                                             2001             2000          1999
----------------------------------------------------------------------------------------------------------------
Supplemental cash flow information:
   Net income taxes paid (refunded)                                      $(1,174)          $  754        $ 6,122
   Interest paid                                                           8,226            8,506          7,070
Supplemental non-cash investing and financing activities:
   Capital leases entered into in exchange for property
       and equipment                                                           -            1,197         13,191
   Mortgage assumed with purchase of office building                           -                -          3,362
   Investment in MedicaLogic/Medscape, Inc.                                    -            7,000              -

In fiscal 2001, 2000 and 1999, the Company acquired various businesses that were accounted for as purchases (see Note 2). In conjunction with these transactions, liabilities were assumed as follows:


(in thousands)                                                             2001             2000          1999
----------------------------------------------------------------------------------------------------------------
Fair value of assets acquired                                            $23,624         $46,160         $10,473
Notes and deferred payments                                                    -          (6,000)              -
Stock issued                                                                   -               -               -
Cash acquired                                                                  -            (902)              -
Liabilities assumed                                                         (400)         (1,160)         (2,418)
                                                                         ---------------------------------------
Cash paid for acquisitions                                               $23,224         $38,098         $ 8,055
                                                                         =======================================

Note 18 - Quarterly Consolidated Financial Information  (Unaudited)


(in thousands, except per share data)                                     Quarter Ended
------------------------------------------------------------------------------------------------------------------------
                                                  August 31          November 30         February 28           May 31
                                                  ---------          -----------         -----------         -----------
Fiscal Year 2001
----------------
Revenue                                             $85,874             $83,666             $88,232          $92,043
Restructuring and impairment
  charge                                                  -               2,156                   -                -
Operating income                                     14,187              12,780              15,175           16,719
Income before discontinued
  operations                                          7,531               6,689               8,649            5,199
Discontinued operations                               8,649                (326)                  -                -
Net income                                           16,180               6,363               8,649            5,199

Basic earnings per share:
Income before discontinued
  operations                                           0.23                0.20                0.26             0.15
Discontinued operations                                0.26               (0.01)                  -                -
Basic earnings per share                               0.49                0.19                0.26             0.15

Diluted earnings per share:
Income before discontinued
  operations                                           0.21                0.20                0.25             0.15
Discontinued operations                                0.24               (0.01)                  -                -
Diluted earnings per share                             0.48                0.19                0.25             0.15


                                                                          Quarter Ended
------------------------------------------------------------------------------------------------------------------------
                                                  August 31          November 30         February 28           May 31
                                                  ---------          -----------         -----------         -----------
Fiscal Year 2000
----------------
Revenue                                             $85,720             $ 85,027             $85,868          $ 89,058
Restructuring and impairment
  charge                                                  -               34,393                   -                 -
Operating income (loss)                              15,823              (32,330)             14,331            14,559
Income (loss) before discontinued
  operations                                          9,633              (21,168)              7,810             2,562
Discontinued operations                              (4,696)               5,700              (6,616)          (33,390)
Net income (loss)                                     4,937              (15,468)              1,194           (30,828)

Basic earnings (loss) per share:
Income (loss) before discontinued
  Operations                                           0.28                (0.63)               0.24              0.08
Discontinued operations                               (0.14)                0.17               (0.20)            (1.02)
Basic earnings (loss) per share                        0.15                (0.46)               0.04             (0.94)

Diluted earnings (loss) per share:
Income (loss) before discontinued
  operations                                           0.27                (0.63)               0.23              0.08
Discontinued operations                               (0.14)                0.17               (0.20)            (1.02)
Diluted earnings (loss) per share                      0.14                (0.46)               0.04             (0.94)

Note 19 - Subsequent event (Unaudited)

On August 6, 2001, the Company announced that it had sold its physician network services business to MedUnite. As a result of this alliance, NDCHealth became a founding investor in MedUnite, joining Aetna, Anthem, CIGNA, Health Net, Inc., Oxford, Pacificare and WellPoint Health Networks. In exchange for the assets of its physician network services business, NDCHealth received a 17.9% equity interest in MedUnite.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To National Data Corporation:

We have audited the accompanying consolidated balance sheets of National Data Corporation (a Delaware corporation) and subsidiaries as of May 31, 2001 and 2000 and the related consolidated statements of income (loss), changes in shareholders' equity, and cash flows for each of the three years in the period ended May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Data Corporation and subsidiaries as of May 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the consolidated financial statements, effective June 1, 1999, the Company changed the method of revenue recognition in its Physicians Management Services business.

/s/  Arthur Andersen LLP


Atlanta, Georgia
July 13, 2001

                           NATIONAL DATA CORPORATION
                           CONSOLIDATED SCHEDULE II
                        Valuation & Qualifying Accounts



------------------------------------------------------------------------------------------------------------------------------
(In thousands)

Column A                                           Column B              Column C                Column D          Column E
                                                                    1              2
                                                  Balance at    Charged to     Acquired/       Uncollectible      Balance at
                                                  Beginning     Costs and      (Divested)         Accounts           End
Description                                       of Period     Expenses        Balances         Write-Off        of Period

Trade Receivable Allowances

May 31, 1999                                      $2,371        $ 4,823         $     -          $ 3,212           $3,982

May 31, 2000                                       3,982         14,165               -           10,831            7,316

May 31, 2001                                       7,316          5,189          (1,113)           4,764            6,628

                                      69

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE

We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements included in National Data Corporation's annual report to shareholders in this Form 10-K and have issued our report thereon dated July 13, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index on page 35 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ Arthur Andersen LLP


Atlanta, Georgia
July 13, 2001

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------

None.

                                    PART III
                                    --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

    The Company hereby incorporates by reference the information contained under the heading "Election of Directors - Certain Information Concerning the Nominees and Other Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" from its definitive Proxy Statement (the "2001 Proxy Statement") to be delivered to the stockholders of the Company in connection with the 2001 Annual Meeting of Stockholders to be held on October 25, 2001. Certain information relating to executive officers of the Company appears in Part I of this Annual Report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION
--------------------------------

    The Company hereby incorporates by reference the information contained under the heading "Election of Directors - Compensation and Other Benefits" from the 2001 Proxy Statement. In no event shall the information contained in the 2001 Proxy Statement under the sections entitled "Stockholder Return Analysis" and "Report of the Compensation Committee" be included herein by this reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

    The Company hereby incorporates by reference the information contained under the headings "Election of Directors - Common Stock Ownership of Management" and " - Common Stock Ownership by Certain Other Persons" from the 2001 Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

    The Company hereby incorporates by reference the information contained under the headings "Transactions with Related Parties" and "Compensation Committee Interlocks and Insider Participation" from the 2001 Proxy Statement.

                                    PART IV
                                    -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)(1)  Listing of Financial Statements

     The following consolidated financial statements for the Registrant and its subsidiaries are included in Part II, Item 8 of this report and are filed as a part hereof:

Consolidated Statements of Income (Loss) for each of the three fiscal years ended May 31, 2001.

Consolidated Statements of Cash Flows for each of the three fiscal years ended May 31, 2001.

Consolidated Balance Sheets at May 31, 2001 and 2000.

Consolidated Statements of Changes in Shareholders' Equity for each of the three fiscal years ended May 31, 2001.

Notes to Consolidated Financial Statements

Report of Independent Public Accountants

(a)(2)  Listing of Financial Statement Schedules

Other than as described below, Financial Statement Schedules are not filed with this Report because the Schedules are either inapplicable or the required information is presented in the Financial Statements or Notes thereto.

          Consolidated Schedule II - Valuation and Qualifying Accounts

            Report of Independent Public Accountants as to Schedule

(a)(3)  Exhibits

2(i) Distribution Agreement, Plan of Distribution and Reorganization, dated as of January 31, 2001 by and between National Data Corporation and Global Payments Inc. (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on February 14, 2001, file No. 001-12392, and incorporated herein by reference).

3(i) Certificate of Incorporation of the Registrant, as amended (filed as Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (Registration No. 333-05427) and incorporated herein by reference).

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

(iv) Certificates of Amendment to Certificate of Incorporation of the Registrant, dated March 22, 1999; May 26, 1999; June 21, 1999 and June 30, 2000 (filed as Exhibit 3(iv) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 2000, file No. 001-12392, and incorporated herein by reference.)

(v) Certificate of Amendment to Certificate of Incorporation of the Registrant, dated March 26, 2001.

(vi) Bylaws of the Registrant, as amended (filed as Exhibit 3(ii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1991, file No. 001-12392, and incorporated herein by reference.)

(vii) Amendment to Bylaws of the Registrant, as previously amended (filed as Exhibit 3(iii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1995, file No. 001-12392, and incorporated herein by reference.)

4(i) Form of Indenture between the Registrant and The First National Bank of Chicago, as Trustee, relating to Registrant's 5% Convertible Subordinated Notes due 2003 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated October 29, 1996, file No. 001-12392, and incorporated herein by reference.)

(ii) Form of the Registrant's 5% Convertible Subordinated Note due 2003 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated October 29, 1996, file No. 001-12392, and incorporated herein by reference.)

(iii) Stockholder Protection Rights Agreement, dated March 26, 2001, between the Registrant and the Rights Agent (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated March 26, 2001, file No. 001-12392, and incorporated herein by reference.)

10(i) Tax Sharing and Indemnification Agreement, dated as of January 31, 2001 by and between National Data Corporation and Global Payments Inc. (filed as
Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 14, 2001, file No. 001-12392, and incorporated herein by reference).

(ii) Employee Benefits Agreement, dated as of January 31, 2001 by and between National Data Corporation and Global Payments Inc. (filed as Exhibit 10.2 to the

Registrant's Current Report on Form 8-K filed on February 14, 2001, file No. 001-12392, and incorporated herein by reference).

(iii) Transition Support Agreement, dated as of January 31, 2001 by and between National Data Corporation and Global Payments Inc. (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on February 14, 2001, file No. 001-12392, and incorporated herein by reference).

(iv) Intercompany Systems/Network Services Agreement, dated as of January 31, 2001 by and between National Data Corporation and Global Payments Inc. (filed as
Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on February 14, 2001, file No. 001-12392, and incorporated herein by reference).

(v) Services Agreement (Batch Processing), dated as of January 31, 2001 by and between National Data Corporation and Global Payments Inc. (filed as Exhibit
10.5 to the Registrant's Current Report on Form 8-K filed on February 14, 2001, file No. 001-12392, and incorporated herein by reference).

(vi) Amendment to Services Agreement (Batch Processing), dated as of May 31, 2001 by and between National Data Corporation and Global Payments Inc.

(vii) Headquarters Lease Agreement, dated as of January 31, 2001 by and between National Data Corporation and Global Payments Inc. (filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on February 14, 2001, file No. 001-12392, and incorporated herein by reference).

(viii) Sublease Agreement, dated as of January 31, 2001 by and between National Data Corporation and Global Payments Systems LLC. (filed as Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on February 14, 2001, file No. 001-12392, and incorporated herein by reference).

(ix) Sublease Agreement, dated as of January 31, 2001 by and between National Data Corporation and National Data Payment Systems, Inc. (filed as Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on February 14, 2001, file No. 001-12392, and incorporated herein by reference).

(x) Credit Agreement dated as of January 31, 2001, among the Registrant, Bank One, N.A., as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein.

(xi) First Amendment dated May 22, 2001 to the Credit Agreement dated as of January 31, 2001, among the Registrant, Bank One, N.A., as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein.

(xii) Second Amendment dated July 25, 2001 to the Credit Agreement dated as of January 31, 2001, among the Registrant, Bank One, N.A., as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein.

(xiii) Promissory Notes dated April 3, 2001 and May 14, 2001 between MRY Partners, L.P. and the Registrant.

(xiv) Stock Pledge Agreement dated as of April 3, 2001 by and between MRY Partners, L.P. and the registrant.

Executive Compensation Plans and Arrangements

(xv) Non-Employee Directors Stock Option Plan (filed as Exhibit 10(iv) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1987, file No. 001-2392, and incorporated herein by reference).

(xvi) 1995 Non-Employee Director Compensation Plan (filed as Exhibit 10(vii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1996, file No. 001-12392, and incorporated herein by reference).

(xvii) Amended and Restated Retirement Plan for Non-Employee Directors, dated as of April 20, 1994 (filed as Exhibit 10(xii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1994, file No. 001-12392, and incorporated herein by reference).

(xviii) Amendment to Amended and Restated Retirement Plan for Non-Employee Directors (filed as Exhibit 4(xi) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1995, file No. 001-12392, and incorporated herein by reference).

(xix)  1983 Restricted Stock Plan, as amended (incorporated by reference from
Exhibit 10 to the Registrant's Registration Statement on Form S-8, No. 333-
05451).

(xx) 1987 Stock Option Plan, as amended (incorporated by reference from Exhibit 10 to the Registrant's Registration Statement on Form S-8, No. 333-05449).

(xxi) Amended and Restated C.I.S. Technologies, Inc. Stock Option Plan (incorporated by reference from Exhibit 10(a) to the Registrant's Registration Statement on Form S-8, No. 333-05427).

(xxii) Amended and Restated C.I.S. Technologies, Inc. Employee Stock Option Plan (incorporated by reference from Exhibit 10(b) to the Registrant's Registration Statement on Form S-8, No. 333-05427).

(xxiii) C.I.S. Technologies, Inc. HCC Management Stock Option Plan (incorporated by reference from Exhibit 10(c) to the Registrant's Registration Statement on Form S-8, No. 333-05427).

(xxiv) C.I.S. Technologies, Inc. 1995 Stock Incentive Plan (incorporated by reference from Exhibit 10(e) to the Registrant's Registration Statement on Form S-8, No. 333-05427).

(xxv) Supplemental Executive Retirement Plan effective June 1, 1997 (incorporated by reference from Exhibit 10(xx) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1997, file No. 001-12392).

(xxvi) Amendment to Registrant's 1987 Stock Option Plan effective September 28, 1996 (incorporated by reference from Exhibit 10(xxi) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1997, file No. 001-12392).

(xxvii) Amendment to Registrant's 1983 Restricted Stock Plan effective December 17, 1996 (incorporated by reference from Exhibit 10(xxii) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1997, file No. 001-12392).

(xxviii) Employment Agreement effective June 1, 1997 between Robert A. Yellowlees and the Registrant (incorporated by reference from Exhibit 10(xxiv) to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1997, file No. 001-12392).

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

(xxxiii) Employment Agreement effective December 1, 1999 between Walter M. Hoff and the Registrant.

(xxxiv) Employment Agreement effective December 1, 1999 between E. Christine Rumsey and the Registrant.

(xxxv) Employment Agreement effective January 17, 2000 between Charles W. Miller and the Registrant.

(xxxvi) Employment Agreement effective May 1, 2000 between Glenn Rosenkoetter and the Registrant.

(xxxvii) Employment Agreement effective November 20, 2000 between Randolph L.M. Hutto and the Registrant.

21    Subsidiaries of the Registrant

23    Consent of Independent Public Accountants

99.1 National Data Corporation (unaudited) Consolidated Statements of Income (normalized) for fiscal 1999, 2000 (by quarter) and 2001 (by quarter). (Normalized for certain items discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations herein)

99.2  National Data Corporation (unaudited) Consolidated Statements of Income or
(Loss) (GAAP) for fiscal 1999, 2000 (by quarter) and 2001 (by quarter).

(b)  Listing of Reports on Form 8-K

(i) National Data Corporation's Current Report on Form 8-K dated March 21, 2001, was filed on March 21, 2001, reporting as an exhibit under Item 7 the Company's press release dated March 21, 2000 and under Item 9 the Company's release of business and financial information giving effect to the spin-off of the Global Payments Inc. subsidiary.

(ii) National Data Corporation's Current Report on Form 8-K dated March 26, 2001, was filed on March 27, 2001, reporting under Item 5 the adoption of the Company's Stockholder Protection Rights Agreement, dated March 26, 2001, between the Registrant and the Rights Agent.

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

                                       NATIONAL DATA CORPORATION


                                       By: /s/ Walter M. Hoff
                                       ------------------------------
                                       Walter M. Hoff, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)

                                        By: /s/ Randolph L.M. Hutto
                                        -----------------------------
                                        Randolph L.M. Hutto
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                        By: /s/ David H. Shenk
                                        -----------------------------
                                        David H. Shenk
                                        Corporate Controller
                                        (Chief Accounting Officer)


Date:  August 27, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant on the dates indicated:

Signature                   Title                  Date
---------                   -----                  ----

/s/  Robert A. Yellowlees   Chairman of the Board  August 17, 2001
--------------------------
Robert A. Yellowlees

/s/  J. Veronica Biggins    Director               August 17, 2001
--------------------------
J. Veronica Biggins

/s/  Terri A. Dial          Director               August 17, 2001
--------------------------
Terri A. Dial

/s/  Walter M. Hoff         Director               August 17, 2001
--------------------------
Walter M. Hoff

/s/  Kurt M. Landgraf       Director               August 17, 2001
--------------------------
Kurt M. Landgraf

/s/  Neil Williams          Director               August 17, 2001
--------------------------
Neil Williams

                           NATIONAL DATA CORPORATION
                                   FORM 10-K
                               INDEX TO EXHIBITS

Exhibit
Numbers                                 Description

3(v) Certificate of Amendment to Certificate of Incorporation of the Registrant, dated March 26, 2001.

10(vi) Amendment to Services Agreement (Batch Processing), dated as of May 31, 2001 by and between National Data Corporation and Global Payments Inc.

(x) Credit Agreement dated as of January 31, 2001, among the Registrant, Bank One, N.A., as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein.

(xi) First Amendment dated May 22, 2001 to the Credit Agreement dated as of January 31, 2001, among the Registrant, Bank One, N.A., as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein.

(xii) Second Amendment dated July 25, 2001 to the Credit Agreement dated as of January 31, 2001, among the Registrant, Bank One, N.A., as Administrative Agent, Wachovia Bank, N.A., as Documentation Agent, and the Lenders named therein.

(xiii) Promissory Notes dated April 3, 2001 and May 14, 2001 between MRY Partners, L.P. and the Registrant.

(xiv) Stock Pledge Agreement dated as of April 3, 2001 by and between MRY Partners, L.P. and the registrant.

(xxxiii) Employment Agreement effective December 1, 1999 between Walter M. Hoff and the Registrant.

(xxxiv) Employment Agreement effective December 1, 1999 between E. Christine Rumsey and the Registrant.

(xxxv) Employment Agreement effective January 17, 2000 between Charles W. Miller and the Registrant.

(xxxvi) Employment Agreement effective May 1, 2000 between Glenn Rosenkoetter and the Registrant.

(xxxvii) Employment Agreement effective November 20, 2000 between Randolph L.M. Hutto and the Registrant.

21        Subsidiaries of the Registrant.

23        Consent of Independent Public Accountants

99.1 National Data Corporation (unaudited) Consolidated Statements of Income (normalized) for fiscal 1999, 2000 (by quarter) and 2001 (by quarter). (Normalized for certain items discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations herein)

99.2 National Data Corporation (unaudited) Consolidated Statements of Income or (Loss) (GAAP) for fiscal 1999, 2000 (by quarter) and 2001 (by quarter).