Form 10-Q
period 2001-08-31
NATIONAL DATA CORP
filed 2001-10-04
CIK 70033

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   Form 10-Q

  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For Quarterly Period Ended August 31, 2001

                                       OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from         to

                         Commission File No. 001-12392

                               ----------------

                           National Data Corporation
               (Exact name of registrant as specified in charter)

                   DELAWARE                        58-0977458
                (State or other jurisdiction of   (I.R.S. Employer
                incorporation or organization)    Identification No.)


        National Data Plaza, Atlanta, Georgia      30329-2010
         (Address of principal executive offices)   (Zip Code)

                                   404-728-2000
               (Registrant's telephone number, including area code)

                                      NONE
    (Former name, former address and former fiscal year, if changed since last year)

                               ----------------

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

                Common Stock, Par Value $.125--34,065,012 shares
                               ----------------

                       Outstanding as of October 3, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   NATIONAL DATA CORPORATION AND SUBSIDIARIES

                     (In thousands, except per share data)

                                                          Three Months Ended
                                                              August 31,
                                                          --------------------
                                                            2001       2000
                                                          ---------  ---------
Revenues:
 Information management.................................. $  34,513  $  31,298
 Network services and systems............................    53,843     48,947
 Divested businesses.....................................       --       5,629
                                                          ---------  ---------
                                                             88,356     85,874
                                                          ---------  ---------
Operating expenses:
 Cost of service.........................................    41,835     43,340
 Sales, general and administrative.......................    20,986     20,134
 Depreciation and amortization...........................     6,581      8,213
                                                          ---------  ---------
                                                             69,402     71,687
                                                          ---------  ---------
Operating income.........................................    18,954     14,187
                                                          ---------  ---------
 Other income (expense):
 Interest and other income...............................       351         17
 Interest and other expense..............................    (2,320)    (1,959)
 Minority interest in loss...............................       326        --
                                                          ---------  ---------
                                                             (1,643)    (1,942)
                                                          ---------  ---------
Income before income taxes and discontinued operations...    17,311     12,245
Provision for income taxes...............................     6,232      4,714
                                                          ---------  ---------
Income before discontinued operations....................    11,079      7,531
Discontinued operations, net of income taxes.............       --       8,649
                                                          ---------  ---------
 Net income.............................................. $  11,079  $  16,180
                                                          =========  =========
Basic earnings per share:
 Income before discontinued operations................... $    0.33  $    0.23
                                                          ---------  ---------
 Discontinued operations................................. $     --   $    0.26
                                                          ---------  ---------
 Basic earnings per share................................ $    0.33  $    0.49
                                                          ---------  ---------
Diluted earnings per share:
 Income before discontinued operations................... $    0.31  $    0.23
                                                          ---------  ---------
 Discontinued operations................................. $     --   $    0.26
                                                          ---------  ---------
 Diluted earnings per share.............................. $    0.31  $    0.48
                                                          ---------  ---------

           See Notes to Unaudited Consolidated Financial Statements.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NATIONAL DATA CORPORATION AND SUBSIDIARIES

                                 (In thousands)

                                                              Three Months
                                                            Ended August 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
Cash flows from operating activities:
 Net income................................................ $ 11,079  $ 16,180
 Adjustments to reconcile net income to cash provided by
  operating activities:
  Income from discontinued operations......................      --     (8,649)
  Depreciation and amortization............................    6,581     8,213
  Deferred income taxes....................................      434       --
  Provision for bad debts..................................      609       490
  Other, net...............................................      108       797
 Changes in assets and liabilities which (used) provided
  cash, net of the effects of acquisitions:
  Accounts receivable, net.................................     (281)    1,951
  Prepaid expenses and other assets........................     (135)     (492)
  Accounts payable and accrued liabilities.................  (12,693)   (4,017)
  Deferred income..........................................    5,039     5,513
  Income taxes.............................................    1,786     3,876
                                                            --------  --------
 Net cash provided by operating activities.................   12,527    23,862
                                                            --------  --------
Cash flows from investing activities:
 Capital expenditures......................................   (5,795)   (7,031)
 Business acquisitions, net of acquired cash...............      --    (10,227)
 Business divestiture and sale of marketable securities....      --     20,000
 Purchase of investment....................................      --    (11,756)
                                                            --------  --------
 Net cash used in investing activities.....................   (5,795)   (9,014)
                                                            --------  --------
Cash flows from financing activities:
 Net repayments under lines of credit......................      --     (9,500)
 Net principal payments under capital lease arrangements
  and other long-term debt.................................   (1,443)   (1,410)
 Net issuances (purchases) related to stock activities.....    1,675    (1,065)
 Dividends paid............................................   (1,359)   (2,459)
                                                            --------  --------
 Net cash used in financing activities.....................   (1,127)  (14,434)
                                                            --------  --------
Net cash provided by discontinued operations...............    1,207     8,018
                                                            --------  --------
Increase in cash and cash equivalents......................    6,812     8,432
Cash and cash equivalents, beginning of period.............   12,420     1,789
                                                            --------  --------
Cash and cash equivalents, end of period................... $ 19,232  $ 10,221
                                                            ========  ========

             See Notes to Unaudited Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
                   NATIONAL DATA CORPORATION AND SUBSIDIARIES

                       (In thousands, except share data)

                                                          August 31,  May 31,
                                                             2001       2001
                                                          ----------  --------
                                                          (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents...............................  $ 19,232   $ 12,420
 Accounts receivable.....................................    67,019     70,648
 Allowance for doubtful accounts.........................    (5,567)    (6,628)
                                                           --------   --------
  Accounts receivable, net...............................    61,452     64,020
                                                           --------   --------
 Income tax receivable...................................       434      2,265
 Deferred income taxes...................................    24,557     29,539
 Prepaid expenses and other current assets...............    19,496     18,788
                                                           --------   --------
  Total current assets...................................   125,171    127,032
                                                           --------   --------
Property and equipment, net..............................    77,316     82,956
Intangible assets, net...................................   189,932    221,757
Deferred income taxes....................................    13,093      9,886
Investments..............................................    74,866     35,591
Other....................................................     9,098     10,990
                                                           --------   --------
  Total Assets...........................................  $489,476   $488,212
                                                           ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt.......................  $    172   $    170
 Obligations under capital leases........................     1,261      2,586
 Accounts payable and accrued liabilities................    39,931     53,228
 Deferred income.........................................    18,613     13,624
                                                           --------   --------
  Total current liabilities..............................    59,977     69,608
                                                           --------   --------
Long-term debt...........................................   151,525    151,567
Obligations under capital leases.........................     1,032      1,108
Other long-term liabilities..............................    20,873     23,044
                                                           --------   --------
  Total liabilities......................................   233,407    245,327
                                                           --------   --------
Commitments and contingencies
Minority interest in equity of subsidiaries..............    12,092     12,418
Shareholders' equity:
 Preferred stock, par value $1.00 per share; 1,000,000
  shares authorized, none issued.........................       --         --
 Common stock, par value $.125 per share; 200,000,000
  shares authorized; 33,989,369 and 33,875,235 shares
  issued, respectively...................................     4,249      4,234
 Capital in excess of par value..........................   190,566    188,636
 Retained earnings.......................................    58,112     48,392
 Deferred compensation and other.........................    (6,962)    (7,101)
 Unrealized holding loss.................................       (31)      (111)
 Cumulative translation adjustment.......................    (1,957)    (3,583)
                                                           --------   --------
  Total shareholders' equity.............................   243,977    230,467
                                                           --------   --------
 Total Liabilities and Shareholders' Equity..............  $489,476   $488,212
                                                           ========   ========

             See Notes to Unaudited Consolidated Financial Statements.

                        NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 1--Summary of Significant Accounting Policies:

   On January 31, 2001, National Data Corporation (the "Company" or "NDCHealth") completed the spin-off of its eCommerce business segment, Global Payments Inc. ("Global Payments"). Additionally, in the third quarter of fiscal 2000, the Company decided to pursue the divestiture of its management services business and account for the business as "discontinued operations". As a result of the spin-off and divestiture, the Company's financial statements have been prepared with Global Payments' and the management services business' net assets, results of operations, and cash flows displayed separately as "discontinued operations" with all historical financial statements restated to conform to this presentation, in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations".

   In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 deals with, among other things, amortization of goodwill. The Company adopted this new standard in the first quarter of fiscal 2002. Because the adoption of SFAS 142 removed certain differences between book and tax expense, the estimated fiscal 2002 effective tax rate has been reduced to 36.0%.

   Additionally, in the first quarter of fiscal 2002, the Company adopted a revised fiscal calendar. Previously, each fiscal year began June 1 and ended May 31 with interim quarters ending the last calendar day of every third month. Under the new fiscal calendar, the fiscal year will begin on the Saturday closest to June 1, except for the current year which began Friday, June 1, and end on the Friday closest to May 31. Interim quarters will typically consist of thirteen weeks ending the Friday closest to the last calendar day of August, November, and February. Because the revised fiscal calendar differs only slightly from the previous calendar, the change created no significant differences between current period and prior period operating results or financial position.

   The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In addition, certain reclassifications have been made to the fiscal 2001 consolidated financial statements to conform to the fiscal 2002 presentation.

   It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended May 31, 2001.

   In the opinion of management, the information furnished reflects all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented.

Note 2--Earnings Per Share:

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

   The following table sets forth the computation of basic and diluted earnings (in thousands, except per share data):

                                  Three Months Ended (Before Discontinued
                                                Operations)
                              ------------------------------------------------
                                  August 31, 2001          August 31, 2000
                              ------------------------ -----------------------
                              Income  Shares Per Share Income Shares Per Share
                              ------- ------ --------- ------ ------ ---------
Basic EPS:
Income....................... $11,079 33,937   $0.33   $7,531 32,778   $0.23
                                               =====                   =====
Effect of Dilutive
 Securities:
 Stock Options...............     --   1,593              --     663
                              ------- ------           ------ ------
                               11,079 35,530            7,531 33,441
 Convertible debt............   1,243  4,140              --     --
                              ------- ------           ------ ------
Diluted EPS:
Income plus assumed
 conversions................. $12,322 39,670   $0.31   $7,531 33,441   $0.23
                              ======= ======   =====   ====== ======   =====

   For the three months ended August 31, 2000, convertible debt had an antidilutive effect on diluted earnings per share before discontinued operations; accordingly, diluted earnings per share was not adjusted for convertible debt.

                                  Three Months Ended (After Discontinued
                                                Operations)
                             -------------------------------------------------
                                 August 31, 2001          August 31, 2000
                             ------------------------ ------------------------
                             Income  Shares Per Share Income  Shares Per Share
                             ------- ------ --------- ------- ------ ---------
Basic EPS:
Net income.................. $11,079 33,937   $0.33   $16,180 32,778   $0.49
                                              =====                    =====
Effect of Dilutive
 Securities:
 Stock Options..............     --   1,593               --     663
                             ------- ------           ------- ------
                              11,079 35,530            16,180 33,441
 Convertible debt...........   1,243  4,140             1,195  2,752
                             ------- ------           ------- ------
Diluted EPS:
Net Income plus assumed
conversions................. $12,322 39,670   $0.31   $17,375 36,193   $0.48
                             ======= ======   =====   ======= ======   =====

Note 3--Segment Information:

   Segment information for the three month periods ended August 31, 2001 and August 31, 2000 is presented below. NDCHealth operates its business as two reportable segments: Network Services and Systems and Information Management. Network Services and Systems provides electronic connectivity to our intelligent network and system solutions throughout the healthcare industry. Information Management provides management information, research, and consulting services to pharmaceutical manufacturers, pharmacy chains and hospitals. For the quarter ended August 31, 2000, Other includes results from divested businesses other than those treated as discontinued operations. There has been no significant change in the composition of the reportable segments from the presentation of fiscal 2001 segment information included in the Company's most recent Annual Report on Form 10-K for the year ended May 31, 2001.

                                                     Network
Quarter Ended August 31, 2001          Information Services and
(In thousands)                         Management    Systems    Other  Totals
-----------------------------          ----------- ------------ ------ -------
Revenues..............................   $34,513     $53,843    $  --  $88,356
Income before income taxes and
 discontinued operations..............     4,118      13,193       --   17,311
Depreciation and amortization.........     3,053       3,528       --    6,581
Segment assets........................   144,492     344,984       --  489,476

                                                     Network
Quarter Ended August 31, 2000          Information Services and
(In thousands)                         Management    Systems    Other  Totals
-----------------------------          ----------- ------------ ------ -------
Revenues..............................   $31,298     $48,947    $5,629 $85,874
Income before income taxes and
 discontinued operations..............     3,456       8,470       319  12,245
Depreciation and Amortization.........     3,942       4,047       224   8,213
Segment assets........................   102,139     349,710       --  451,849

   The following presents information about the Company's revenues from different geographic regions for the three months ended August 31, 2001 and August 31, 2000:

(In thousands)                                                    2001    2000
--------------                                                   ------- -------
Revenues:
 United States.................................................. $84,059 $82,504
 All other......................................................   4,297   3,370
                                                                 ------- -------
Total revenues.................................................. $88,356 $85,874
                                                                 ======= =======

Note 4--Restructuring and Impairment Charges:

   The past two fiscal years represented a major transition period for the Company. The decision was made to focus management attention on the core information management and network services and systems as well as related Internet initiatives. Accordingly, actions were initiated to eliminate non-core as well as obsolete and redundant product and service offerings. In addition, the Company accelerated clearinghouse integration, consolidation of locations, and associated staff and expense reductions. Total restructuring and asset impairment charges during the second quarter of fiscal 2000 were $34.4 million. Of this total, approximately $10.5 million were cash items that were accrued at the time the charges were incurred. As these actions were finalized and implemented, an additional $2.2 million of restructuring and impairment charges were incurred during the second quarter of fiscal 2001. Of this total, approximately $1.2 million were cash items that were accrued at the time the charges were incurred.

   As of August 31, 2001, $0.2 million of the cash portion of the restructuring charges remains accrued as a current liability on the balance sheet as follows:

                                            Original   FY01             Current
                                             Total   Additions Payments Balance
                                            -------- --------- -------- -------
                                                      (in thousands)
Closed or planned closings of facilities..  $ 6,100   $  160   $ 6,157   $103
Estimated costs for settlements on
 contracts................................    2,236      --      2,236    --
Severance and related costs...............    2,177    1,066     3,150     93
                                            -------   ------   -------   ----
 Total....................................  $10,513   $1,226   $11,543   $196
                                            =======   ======   =======   ====

Note 5--Discontinued Operations:

   On January 31, 2001, the Company completed the spin-off of its eCommerce business segment, Global Payments. Additionally, in the third quarter of fiscal 2000, the Company made the decision to divest its management services business and account for this business area as discontinued operations. As a result of the spin-off and divestiture, the Company's August 31, 2000 financial statements have been prepared with Global Payments' and the management services business' net assets, results of operations, and cash flows displayed separately as "discontinued operations".

   The operating results of the discontinued operations for the three months ended August 31, 2000 are summarized as follows:

                                                Three months ended August 31,
                                                            2000
                                              ---------------------------------
                                                 Global     Management
                                              Payments Inc.  Services   Total
                                              ------------- ---------- --------
                                               (In thousands, except per share
                                                           data):
Revenue......................................    $87,191     $21,905   $109,096
Operating income.............................     16,582         168     16,750
                                                 -------     -------   --------
Net income from discontinued operations......    $ 8,649     $   --    $  8,649
                                                 =======     =======   ========
Diluted earnings per share:
 Total.......................................    $  0.26     $   --    $   0.26
                                                 -------     -------   --------

Note 6--Supplemental Cash Flow Information:

   Supplemental cash flow disclosures are as follows:

                                                                 Three months
                                                                     ended
                                                                  August 31,
                                                                 --------------
                                                                  2001    2000
                                                                 ------  ------
                                                                      (in
                                                                  thousands)
Net income taxes (refunded) paid................................ $ (469) $  247
Interest paid...................................................    504     969
Non-cash investment in MedUnite, Inc............................ 37,458     --
Non-cash investment in TechRx Incorporated......................    --   15,306

Note 7--Comprehensive Income:

   The components of comprehensive income are as follows:

                                                                 Three months
                                                                     ended
                                                                  August 31,
                                                                ---------------
                                                                 2001    2000
                                                                ------- -------
                                                                (in thousands)
Net income..................................................... $11,079 $16,180
Foreign currency translation adjustment........................   1,626      35
Unrealized holding gain (loss), net of tax.....................      80    (644)
                                                                ------- -------
 Total comprehensive income.................................... $12,785 $15,571
                                                                ======= =======

Note 8--Other Events:

   During the first quarter of fiscal 2002, the Company sold its physician network services business to MedUnite, Inc. In exchange for the assets of its physician network services business, the Company received an equity position in MedUnite, the value of which is included in Investments on the August 31, 2001 balance sheet.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

   For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with the consolidated financial statements of NDCHealth and related notes appearing elsewhere in this report.

   NDCHealth classifies its business into two reportable segments: Network Services and Systems and Information Management.

   Network Services and Systems provides point of service systems, high volume, network based information solutions and information management services to the healthcare industry. Our products and services are provided to pharmacies, physicians, hospitals, integrated delivery systems, managed care organizations, payers, government healthcare agencies, distributors, clinics, Internet portals, and other healthcare providers and related businesses and include electronic claims processing, eligibility verification, claims adjudication and payment systems, provision of administrative and clinical services, and physician practice management systems. NDCHealth serves a diverse customer base including more than 100,000 physicians. More than ninety percent of the pharmacies in North America and twenty-five percent of the pharmacies in the United Kingdom are linked to our value added services; approximately forty percent of the nation's large (400+ beds) hospitals are NDCHealth customers; and NDCHealth has value-added electronic connections to more than 1,000 commercial and governmental healthcare payers.

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

Results of Operations

   On January 31, 2001, NDC completed the spin-off of its eCommerce business segment, Global Payments. Additionally, in the third quarter of fiscal 2000, the Company decided to pursue the divestiture of its management services business and account for that business as "discontinued operations". As a result of the spin-off and divestiture, the Company's financial statements have been prepared with Global Payments' and the management services business' net assets, results of operations, and cash flows displayed separately as "discontinued operations."

   The remainder of the discussion of the results of operations excludes these discontinued operations.

   During the first quarter of fiscal 2002, we sold our physician network services business to MedUnite, Inc. As a result of this alliance, NDCHealth became a founding investor in MedUnite, along with leading national payers. Although this transaction will result in the short term loss of less than $10 million in transaction revenue in the current year, the alliance should allow us to receive a growing revenue stream from our physician system customers for network services provided by MedUnite.

   As we believe it provides a better comparison and indication of the historical performance of NDCHealth, the financial information for the prior year's first quarter ended August 31, 2000 presented below has been "normalized" by excluding revenues and operating expenses related to divested businesses of $5.6 million and $5.3 million, respectively, in addition to discontinued operations.

   More information regarding our historical "normalized" results of operations can be found under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended May 31, 2001 and in Exhibit 99.1 to this report.

                                                    First Quarter ended
                                                        August 31,
                                                    --------------------
                                                      2001       2000     Change
                                                    ---------  ---------  ------
                                                          (In millions)
Revenue:
 Information Management............................ $34.5  39% $31.3  39%   10%
 Network Services and Systems......................  53.9  61%  48.9  61%   10%
                                                    ----- ---  ----- ---   ---
  Total Revenue.................................... $88.4 100% $80.2 100%   10%
                                                    ===== ===  ===== ===   ===
Operating Income:
 Information Management............................ $ 4.5  24% $ 4.2  30%    7%
 Network Services and Systems......................  14.5  76%   9.7  70%   49%
                                                    ----- ---  ----- ---   ---
  Total Operating Income........................... $19.0 100% $13.9 100%   37%
                                                    ===== ===  ===== ===   ===

Consolidated

   Total revenue for the first quarter of fiscal 2002 was $88.4 million, an increase of $8.2 million, or 10%, from the prior year's first quarter. This increase was the result of growth in transaction volumes in the pharmacy and hospital markets, new revenues from our expansion in Europe, and growth in our customer base. Total revenue decreased $3.6 million from the prior year's fourth quarter reflecting expected seasonal patterns as seen in prior years.

   Cost of service ("COS"), as a percentage of revenue, decreased to 47% in the first quarter of fiscal 2002 from 48% in the first quarter of fiscal 2001 due to increased leverage of our infrastructure. Absolute COS expense increased $3.4 million from the prior year. This 9% increase, less than the 10% increase in revenue, demonstrates our ability to leverage the fixed costs inherent in our business model while continuing to invest for our future growth.

   Sales, general and administrative expenses ("SG&A"), as a percentage of revenue, decreased to 24% in this year's first quarter from 25% in the prior year due to improved productivity in the current year and increased spending in preparation of the spin-off of Global Payments in the prior year. Absolute SG&A expense increased $1.1 million, or 5%, in the first quarter of fiscal 2002 from the same quarter last year, again demonstrating our ability to leverage fixed costs by increasing revenue at a faster rate than expenses.

   Depreciation and amortization expense ("D&A"), as a percentage of revenue, decreased to 7% in the first quarter of fiscal 2002 from 10% in the prior year's first quarter. This decrease was attributable to our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 deals with, among other things, amortization of goodwill. D&A expense, as a percentage of revenue, would have remained at 10% in the current year's first quarter had SFAS 142 not been adopted. Absolute D&A expense decreased $1.4 million from the prior year's first quarter.

   Operating income increased 37% to $19.0 million in the first quarter of fiscal 2002 from $13.9 million in the first quarter of fiscal 2001. As a percentage of revenue, the operating income margin increased to 21% in the current year's first quarter from 17% in the prior year due to the decreased operating expenses discussed above. Operating income increased $2.2 million from the prior year's fourth quarter, with the decrease in revenue being mitigated by the decrease in D&A expense resulting from the adoption of SFAS 142 in the first quarter.

   Total other expense decreased to $1.6 million in the first quarter of fiscal 2002 from $1.9 million in the prior year's first quarter. This $0.3 million decrease was the result of multiple factors: an increase in convertible debt interest expense that was previously shared with Global Payments; the minority interest credit of $0.3 million which represents the minority's share of losses attributable to subsidiaries consolidated in our financial statements but not 100% owned by us; and $0.3 million in interest income earned on our cash reserves in the current year.

   Income before income taxes ("IBIT") increased 45% to $17.3 million in the first quarter of fiscal 2002 from $11.9 million in the first quarter of fiscal 2001 due to the increase in operating income and decrease in other expense discussed above. IBIT increased $1.9 million from the prior year's fourth quarter, reflecting the increased operating income discussed above.

   Diluted earnings per share for the first quarter of fiscal 2002 increased 41% to $0.31 as compared to $0.22 for the prior year's first quarter. Of the increase in diluted earnings per share, $0.05 was attributable to the adoption of SFAS 142. Diluted earnings per share increased $0.04 from the prior year's fourth quarter, reflecting the increased IBIT discussed above.

Information Management

   Information Management revenue grew by 10% to $34.5 million in the first quarter of fiscal 2002 from $31.3 million in the first quarter of fiscal 2001 due to start-up operations in Western Europe and new products and services being offered to new and existing customers. Revenue declined 8%, or $3.0 million, from the prior year's fourth quarter reflecting expected seasonal patterns as seen in prior years.

   Operating income for the first quarter of fiscal 2002 was $4.5 million compared to $4.2 million in fiscal 2001. This 7% increase in operating income was lower than the 10% increase in revenue because of operating losses in our European operations, partially offset by the reduced amortization expense resulting from our adoption of SFAS 142. Operating income decreased $0.7 million from the fourth quarter of fiscal 2001 reflecting the seasonal decline in revenue discussed above.

Network Services and Systems

   Network Services and Systems revenue increased 10% to $53.9 million in the first quarter of fiscal 2002 from $48.9 million in the prior year's first quarter primarily due to increased demand for our services in the pharmacy and hospital markets, which resulted in more than 20% growth in network transaction volume, as well as growth in our physicians systems business. Revenue decreased slightly, $0.7 million, from the fourth quarter of fiscal 2001 as a result of the transaction with MedUnite.

   Operating income for the first quarter of fiscal 2002 was $14.5 million compared to $9.7 million in the first quarter of fiscal 2001. This 49% increase in operating income was reflective of the 10% increase in revenue, reduced amortization expense resulting from our adoption of SFAS 142, and increased leverage of our infrastructure. Operating income increased $3.0 million from the prior year's fourth quarter, again due to reduced amortization expense and increased leverage of our infrastructure.

Liquidity and Capital Resources

   Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At August 31, 2001, we had cash and cash equivalents totaling $19.2 million. Net cash provided by operating activities decreased $11.4 million to $12.5 million for the first three months of fiscal 2002 compared to $23.9 million for the first three months of fiscal 2001. This difference is driven primarily by the increase in earnings offset by decreases in accounts payable and accrued liabilities. The decrease in accounts payable and accrued liabilities primarily relates to the timing of vendor payments and is expected to be a one-time event.

   Net cash used in investing activities was $5.8 million for the first three months of fiscal 2002 compared to $9.0 million for the first three months of fiscal 2001. This change is primarily due to business acquisitions of

$10.2 million and investments of $11.8 million, partially offset by $20.0 million in proceeds received from the divestiture of the management services business, in the prior year. Capital expenditures were $1.2 million less in the first three months of the current year than in the same period of the prior year. We continue to invest in capital expenditures related to growth in our business and acceleration of certain strategic initiatives and expect capital spending to accelerate for the remainder of the fiscal year.

   Net cash used in financing activities decreased to $1.1 million for the first three months of fiscal 2002 from $14.4 million in the prior year's first three months due primarily to net payments of $9.5 million against the lines of credit in the prior year. Additionally, because the amount of our quarterly dividend was reduced in the third quarter of fiscal 2001 due to the spin-off of Global Payments, cash used for payment of dividends decreased to $1.4 million in the first three months of fiscal 2002 from $2.5 million in the prior year's first three months.

   Net cash provided by discontinued operations was $1.2 million for the first three months of fiscal 2002 compared to $8.0 million for the first three months of fiscal 2001. Net cash provided in the current year consists of payments made in the settling of liabilities of our discontinued operations offset by the use of deferred tax assets attributed to our discontinued operations. Net cash provided in fiscal 2001 consisted primarily of the net income from discontinued operations.

   We have a credit facility providing a $50 million unsecured revolving line of credit which is available for working capital and general corporate purposes. The facility has a one-year term, with the option for us to convert any outstanding borrowings at the maturity date to a term loan repayable at the first anniversary of the initial maturity date, or January 31, 2003. At August 31, 2001, there were no amounts outstanding under the facility. We believe that our current level of cash and borrowing capacity, along with future cash flows from operations, are sufficient to meet the needs of our existing operations and our planned requirements for the foreseeable future. We regularly evaluate cash requirements for current operations, commitments, development activities and strategic acquisitions. We may elect to raise additional funds for these purposes, either through the issuance of additional debt or equity or otherwise, as appropriate.

Quantitative and Qualitative Disclosure About Market Risk

   There have been no significant changes in NDCHealth's market risk from that disclosed in our Annual Report on Form 10-K for the year ended May 31, 2001.

Forward Looking Results of Operations

   We believe that NDCHealth is well positioned to provide processing and information products and services to the healthcare industry in the future. For fiscal year 2002, our expectation remains that revenue for the full year will be in the $375-385 million range resulting in diluted earnings per share in the range of $1.30 to $1.34, including the impact of the accounting change described below.

   In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 deals with, among other things, amortization of goodwill. We adopted this new standard in the first quarter of fiscal 2002. The impact of the implementation of SFAS 142 in the first quarter was an addition of $0.05 to diluted earnings per share. We estimate that the annual impact of SFAS 142 will be an addition of approximately $0.20 to diluted earnings per share in fiscal 2002. Excluding the impact of SFAS 142, we would expect diluted earnings per share in range of $1.10 to $1.14 for fiscal 2002. Additionally, we reduced the fiscal 2002 effective tax rate to 36.0% due to our application of this new standard.

   Based on observed market conditions and our results for the first quarter ended August 31, 2001, we expect revenue for the second quarter ending November 30, 2001 to be in the range of $90-93 million, resulting in diluted earnings per share of $0.32-0.33 after the impact of SFAS 142.

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

Forward-Looking Information

   When used in this Quarterly Report on Form 10-Q, in documents incorporated herein and elsewhere by management of National Data Corporation ("NDCHealth" or the "Company"), from time to time, the words "believes," "anticipates," "expects," "intends," "plans" and similar expressions and statements that are necessarily dependent on future events are intended to identify forward-looking statements concerning the Company's business operations, economic performance and financial condition, including in particular the Company's business strategy and means to implement the strategy, the Company's objectives, the amount of future capital expenditures, the likelihood of the Company's success in developing and introducing new products and expanding its business, and the timing of the introduction of new and modified products or services. For such statements, the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 is applicable and invoked. Such statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies that are subject to change. Actual revenues, revenue growth and margins will be dependent upon all such factors and their results subject to risks related to the implementation of changes by the Company, the failure to implement changes, and customer acceptance of such changes or lack of change. There can be no assurance of the expected benefits and prospects for alliances that may be entered into from time to time. These alliances involve risks and uncertainties, including market and customer acceptance of the relationship, the effect of economic conditions, competition, pricing, and development difficulties. Actual results of events could differ materially from those anticipated in the Company's forward-looking statements as a result of a variety of factors, including: (a) those set forth under the caption "Additional Factors that May Affect Future Performance" in the Company's Annual Report on Form 10-K for the period ended May 31, 2001 which are incorporated herein by this reference; (b) those set forth elsewhere herein; (c) those set forth from time to time in the Company's press releases and reports and other filings made with the Securities and Exchange Commission; and (d) those set forth from time to time in the Company's analyst calls and discussions. In addition, the Company is currently unable to assess the impact, if any, on its financial performance that may result from the economic effects of the recent terrorist attack on the United States. The Company cautions that such factors are not exclusive. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof, or thereof. The Company undertakes no obligation to update forward-looking or other statements or to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

                                    Part II

Item 1. Pending Legal Proceedings

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

   We believe that the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on our financial position or liquidity.

Item 2. Changes in Securities

   None

Item 3. Defaults Upon Senior Securities

   None

Item 4. Submission of Matters to a Vote of Security Holders

   None

Item 5. Other Information

   None

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits:

  99.1 National Data Corporation (unaudited) Consolidated Statements of Income for fiscal 2000 (normalized*), fiscal 2001 (by quarter)(normalized*) and the quarter ended August 31, 2001 (GAAP). (*Normalized for certain items discussed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended May 31, 2001)

  99.2 National Data Corporation (unaudited) Consolidated Statements of Income or (Loss) (GAAP) for fiscal 2000, fiscal 2001 (by quarter) and the quarter ended August 31, 2001.

   (b) Reports Filed on Form 8-K:

   National Data Corporation's Current Report on Form 8-K dated June 4, 2001, was filed on June 4, 2001, reporting under Item 9 the Company's intention to sell its physician network services business to MedUnite, Inc.

   National Data Corporation's Current Report on Form 8-K dated July 19, 2001, was filed on July 19, 2001, reporting as an exhibit under Item 7 the Company's press release dated July 19, 2000 and under Item 9 the Company's release of business and financial information giving effect to the spin-off of the Global Payments Inc. subsidiary.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          National Data
                                          Corporation
                                               (Registrant)

                                          By: /s/ David H. Shenk
                                             ----------------------------------
                                                 David H. Shenk
                                                 Vice President & Corporate
                                                  Controller
                                                 (Chief Accounting Officer)

Date: October 4, 2001