Form 10-Q
period 2001-11-30
NDCHEALTH CORP
filed 2002-01-11
CIK 70033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended November 30, 2001
                                               -----------------

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

                          Commission File No. 001-12392
                                              ---------

                              NDCHealth Corporation
                              ---------------------
               (Exact name of registrant as specified in charter)

             DELAWARE                                       58-0977458
       --------------------                          -------------------------
       (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                     Identification No.)

     NDC Plaza, Atlanta, Georgia                            30329-2010
----------------------------------------              ----------------------
(Address of principal executive offices)                     (Zip Code)

         Registrant's telephone number, including area code 404-728-2000
                                                            ------------

                            National Data Corporation
                ------------------------------------------------
             (Former name, former address and former fiscal year, if
                            changed since last year)

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

                Common Stock, Par Value $.125 - 34,138,128 shares
               ---------------------------------------------------
                        Outstanding as of January 9, 2002
                       -----------------------------------

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NDCHealth Corporation and Subsidiaries

(In thousands, except per share data)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                         Three Months Ended November 30,
                                                                                   ---------------------------------------------
                                                                                           2001                    2000
                                                                                   ---------------------   ---------------------
Revenues:
     Information management                                                                    $ 37,394                $ 33,917
     Network services and systems                                                                54,668                  49,516
     Divested businesses                                                                              -                     233
                                                                                   ---------------------------------------------
                                                                                                 92,062                  83,666
                                                                                   ---------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
     Cost of service                                                                             45,057                  41,662
     Sales, general and administrative                                                           21,166                  18,385
     Depreciation and amortization                                                                5,897                   8,683
     Non-recurring charges                                                                            -                   2,156
                                                                                   ---------------------------------------------
                                                                                                 72,120                  70,886
                                                                                   ---------------------------------------------

Operating income                                                                                 19,942                  12,780
--------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
     Interest and other income                                                                      344                      13
     Interest and other expense                                                                  (2,325)                 (1,677)
     Minority interest in loss (earnings)                                                           747                    (117)
                                                                                   ---------------------------------------------
                                                                                                 (1,234)                 (1,781)
                                                                                   ---------------------------------------------

Income before income taxes and discontinued operations                                           18,708                  10,999
Provision for income taxes                                                                        6,735                   4,310
--------------------------------------------------------------------------------------------------------------------------------
Income before discontinued operations                                                            11,973                   6,689
Discontinued operations, net of income taxes                                                          -                    (326)
--------------------------------------------------------------------------------------------------------------------------------
     Net income                                                                                $ 11,973                $  6,363
                                                                                   ---------------------------------------------


Basic earnings per share:
     Income before discontinued operations                                                     $   0.35                $   0.20
                                                                                   ---------------------------------------------
     Discontinued operations                                                                   $      -                $  (0.01)
                                                                                   ---------------------------------------------
     Basic earnings per share                                                                  $   0.35                $   0.19
                                                                                   ---------------------------------------------

Diluted earnings per share:
     Income before discontinued operations                                                     $   0.33                $   0.20
                                                                                   ---------------------------------------------
     Discontinued operations                                                                   $      -                $  (0.01)
                                                                                   ---------------------------------------------
     Diluted earnings per share                                                                $   0.33                $   0.19
                                                                                   ---------------------------------------------

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NDCHealth Corporation and Subsidiaries

(In thousands, except per share data)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                          Six Months Ended November 30,
                                                                                   ---------------------------------------------
                                                                                           2001                    2000
                                                                                   ---------------------   ---------------------
Revenues:
     Information management                                                                    $ 71,907                $ 65,215
     Network services and systems                                                               108,511                  98,463
     Divested businesses                                                                              -                   5,862
                                                                                   ---------------------------------------------
                                                                                                180,418                 169,540
                                                                                   ---------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------

Operating expenses:
     Cost of service                                                                             86,892                  85,002
     Sales, general and administrative                                                           42,152                  38,519
     Depreciation and amortization                                                               12,478                  16,896
     Restructuring and impairment charges                                                             -                   2,156
                                                                                   ---------------------------------------------
                                                                                                141,522                 142,573
                                                                                   ---------------------------------------------

Operating income                                                                                 38,896                  26,967
--------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
     Interest and other income                                                                      695                      30
     Interest and other expense                                                                  (4,645)                 (3,636)
     Minority interest in loss (earnings)                                                         1,073                    (117)
                                                                                   ---------------------------------------------
                                                                                                 (2,877)                 (3,723)
                                                                                   ---------------------------------------------

Income before income taxes and discontinued operations                                           36,019                  23,244
Provision for income taxes                                                                       12,967                   9,024
--------------------------------------------------------------------------------------------------------------------------------
Income before discontinued operations                                                            23,052                  14,220
Discontinued operations, net of income taxes                                                          -                   8,323
--------------------------------------------------------------------------------------------------------------------------------
     Net income                                                                                $ 23,052                $ 22,543
                                                                                   ---------------------------------------------


Basic earnings per share:
     Income before discontinued operations                                                     $   0.68                $   0.43
                                                                                   ---------------------------------------------
     Discontinued operations                                                                   $      -                $   0.25
                                                                                   ---------------------------------------------
     Basic earnings per share                                                                  $   0.68                $   0.69
                                                                                   ---------------------------------------------

Diluted earnings per share:
     Income before discontinued operations                                                     $   0.64                $   0.42
                                                                                   ---------------------------------------------
     Discontinued operations                                                                   $      -                $   0.25
                                                                                   ---------------------------------------------
     Diluted earnings per share                                                                $   0.64                $   0.67
                                                                                   ---------------------------------------------

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NDCHealth Corporation and Subsidiaries

(In thousands)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Six Months Ended November 30,
                                                                                           --------------------------------------
                                                                                                  2001                   2000
                                                                                                  ----                   ----
Cash flows from operating activities:

      Net income                                                                                $ 23,052                $ 22,543
      Adjustments to reconcile net income to cash provided by
        operating activities:
          Non-cash restructuring and impairment charges                                                -                     930
          Income from discontinued operations                                                          -                  (8,323)
          Depreciation and amortization                                                           12,478                  16,896
          Deferred income taxes                                                                      879                  36,481
          Provision for bad debts                                                                    984                     366
          Other, net                                                                                 362                   1,355
      Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:

                 Accounts receivable, net                                                          4,429                  (2,344)
                 Prepaid expenses and other assets                                                (3,473)                 (6,329)
                 Accounts payable and accrued liabilities                                         (5,921)                 (5,683)
                 Deferred income                                                                   2,313                   4,912
                 Income taxes                                                                        614                 (23,203)
                                                                                           --------------------------------------
      Net cash provided by operating activities                                                   35,717                  37,601
                                                                                           --------------------------------------
Cash flows from investing activities:

      Capital expenditures                                                                       (14,570)                (20,472)
      Business acquisitions, net of acquired cash                                                      -                 (23,224)
      Business divestiture and sale of marketable securities                                           -                  20,000
      Investments and other non-current assets                                                   (10,131)                (13,506)
                                                                                           --------------------------------------
      Net cash used in investing activities                                                      (24,701)                (37,202)
                                                                                           --------------------------------------
Cash flows from financing activities:

      Net repayments under lines of credit                                                             -                 (11,500)
      Net principal payments under capital lease arrangements
         and other long-term debt                                                                 (1,922)                 (2,779)
      Net issuances related to stock activities                                                    4,814                   2,513
      Dividends paid                                                                              (2,723)                 (4,931)
                                                                                           --------------------------------------
      Net cash provided by (used in) financing activities                                            169                 (16,697)
                                                                                           --------------------------------------
Net cash provided by discontinued operations                                                       6,646                  21,795
                                                                                           --------------------------------------
Increase in cash and cash equivalents                                                             17,831                   5,497
Cash and cash equivalents, beginning of period                                                    12,420                   1,789
                                                                                           --------------------------------------
Cash and cash equivalents, end of period                                                        $ 30,251                $  7,286
                                                                                           ======================================

See Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
NDCHealth Corporation and Subsidiaries

(In thousands, except share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           November 30,           May 31,
                                                                                               2001                2001
                                                                                         ------------------  ------------------
ASSETS                                                                                      (Unaudited)
Current assets:
  Cash and cash equivalents                                                                      $  30,251           $  12,420

  Accounts receivable                                                                               61,419              70,648
  Allowance for doubtful accounts                                                                   (5,155)             (6,628)
                                                                                         ------------------  ------------------
     Accounts receivable, net                                                                       56,264              64,020
                                                                                         ------------------  ------------------
  Income tax receivable                                                                              1,655               2,265
  Deferred income taxes                                                                             21,328              29,539
  Prepaid expenses and other current assets                                                         21,113              18,788
                                                                                         ------------------  ------------------
      Total current assets                                                                         130,611             127,032
                                                                                         ------------------  ------------------

Property and equipment, net                                                                         83,353              82,956
Intangible assets, net                                                                             193,786             221,757
Deferred income taxes                                                                               12,231               9,886
Investments                                                                                         79,330              35,591
Other                                                                                               15,992              10,990
                                                                                         ------------------  ------------------

      Total Assets                                                                               $ 515,303           $ 488,212
                                                                                         ==================  ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

  Current portion of long-term debt                                                                  $ 175               $ 170
  Obligations under capital leases                                                                   1,427               2,586
  Accounts payable and accrued liabilities                                                          55,858              53,228
  Deferred income                                                                                   15,867              13,624
                                                                                         ------------------  ------------------
      Total current liabilities                                                                     73,327              69,608
                                                                                         ------------------  ------------------

Long-term debt                                                                                     151,479             151,567
Obligations under capital leases                                                                     2,658               1,108
Other long-term liabilities                                                                         20,321              23,044
                                                                                         ------------------  ------------------
      Total liabilities                                                                            247,785             245,327
                                                                                         ------------------  ------------------

Commitments and contingencies

Minority interest in equity of subsidiaries                                                         11,465              12,418

Shareholders' equity:
  Preferred stock, par value $1.00 per share; 1,000,000 shares authorized, none issued                   -                   -
  Common stock, par value $.125 per share; 200,000,000 shares authorized;
     34,097,652 and 33,875,235 shares issued, respectively.                                          4,262               4,234
  Capital in excess of par value                                                                   193,290             188,636
  Retained earnings                                                                                 68,721              48,392
  Deferred compensation and other                                                                   (6,661)             (7,212)
  Cumulative translation adjustment                                                                 (3,559)             (3,583)
                                                                                         ------------------  ------------------
      Total shareholders' equity                                                                   256,053             230,467
                                                                                         ------------------  ------------------

Total Liabilities and Shareholders' Equity                                                       $ 515,303           $ 488,212
                                                                                         ==================  ==================

See Notes to Unaudited Consolidated Financial Statements.

                         NOTES TO UNAUDITED CONSOLIDATED
                         -------------------------------
                              FINANCIAL STATEMENTS
                              --------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

At the 2001 Annual Meeting of Stockholders held on October 25, 2001, stockholders adopted a proposal to amend the Certificate of Incorporation of National Data Corporation to change its name to NDCHealth Corporation, which is referred to in this Report as the "Company" or "NDCHealth."

On January 31, 2001, the Company completed the spin-off of its eCommerce business segment, Global Payments Inc. ("Global Payments"). Additionally, in the third quarter of fiscal 2000, the Company decided to pursue the divestiture of its management services business and account for the business as "discontinued operations". As a result of the spin-off and divestiture, the Company's financial statements have been prepared with Global Payments' and the management services business' net assets, results of operations, and cash flows displayed separately as "discontinued operations" with all historical financial statements restated to conform to this presentation, in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations".

The Company provides network based information processing services and systems and information management products and services to the healthcare market. The principal markets for the Company's products and services are healthcare providers, payers, managed care organizations, pharmaceutical manufacturers, and distributors. NDCHealth classifies its business into two reportable segments:
Network Services and Systems and Information Management. The consolidated financial statements include the accounts of the Company and majority-owned and controlled subsidiaries.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 deals with, among other things, amortization of goodwill. The Company adopted this new standard in the first quarter of fiscal 2002. Because the adoption of SFAS 142 removed certain differences between book and tax expense, the Company's estimated fiscal 2002 effective tax rate has been reduced to 36.0%. More information regarding the Company's adoption of SFAS 142 can be found below under the heading "Intangible assets."

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

It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended May 31, 2001.

In the opinion of management, the information furnished reflects all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented.

In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that management believes are the most critical and require complex management judgment have been expanded and are discussed below. Information regarding the Company's other accounting policies is included in the Company's Annual Report on Form 10-K for the year ended May 31, 2001.

Investments - In a rapidly changing technology industry, the Company considers
-----------
and selectively enters into a variety of alliances, joint ventures and investments. The Company maintains investments in both publicly traded and privately held entities. The investments in publicly traded entities are classified as available-for-sale securities and are reported at fair value. Unrealized gains and losses are reported, net of taxes, as a component of shareholders' equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold. Realized gains and losses on investments are included in other income/expense when realized.

Investments in privately held entities are accounted for under either the cost or equity method, whichever is appropriate for the particular investment. The appropriate method is determined by the Company's ability to exercise significant influence over the investee, through either quantity of voting stock or other means. These investments are regularly reviewed for impairment issues and propriety of current accounting treatment. In accordance with the provisions of Accounting Principles Board Opinion No. 18 ("APB 18"), conversion from the cost to equity method, due to changes in the Company's ability to influence the investee or the level of investment, would require retroactive restatement of previously issued financial statements as if the Company had always accounted for the investment under the equity method.

Further discussion of the Company's investments can be found under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 16 of this report.

Revenue - Revenue within each reportable segment is recognized as appropriate
-------
for each of the differing products and services.

Within the Network Services and Systems segment, the primary source of revenue is per transaction fees charged for network services. This revenue is recognized at the time services are rendered. Additionally, the Company receives revenue from software licenses and related maintenance and support agreements. Revenue related to software utilized by the customer to process transactions through the Company's network is recognized ratably over the estimated life of the network services relationship beginning on the date of customer acceptance of the software. Revenue related to software with stand alone functionality is recognized when obligations to the customer are fulfilled, which is typically upon delivery or installation. Revenue related to software maintenance contracts and customer support is recognized ratably over the terms of the contracts.

Within the Information Management segment, the Company has two primary sources of revenue: database information reporting and consulting services. Database information reporting typically involves the delivery of data providing pharmaceutical information. Revenue for products and services with multiple deliverables is recognized ratably over the terms of the contracts as appropriate for the unique nature of the individual deliverables using either a straight-line or units-of-delivery model. Revenue for single deliverable products and services is recognized when obligations to the customer have been fulfilled, which is typically upon delivery. Consulting services are typically structured as fixed price service contracts. Revenue for these services is recognized ratably over the contract term based on the percentage-of-completion model. Typically, these contracts are short term in nature and average 6 to 12 months.

Intangible assets - Intangible assets primarily represent goodwill and customer
-----------------
relationships associated with the Company's acquisitions. Customer relationships acquired are amortized using the straight-line method over their estimated useful lives ranging from 5 to 15 years. Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets.

In July 2001, the Financial Accounting Standards Board issued SFAS 142 which deals with, among other things, amortization of goodwill. The Company adopted this new standard in the first quarter of fiscal 2002. SFAS 142 requires that goodwill no longer be amortized but be reviewed for impairment on a regular basis. As part of its adoption of SFAS 142, the Company completed its initial impairment tests during the second quarter of fiscal 2002 and these tests resulted in no impairment. The adoption of SFAS 142 removed certain differences between book and tax expense; therefore the Company's estimated fiscal 2002 effective tax rate has been reduced to 36.0%. If amortization expense related to goodwill that is no longer being amortized had been excluded from fiscal 2001 Operating expenses, and the effective tax rate had been 36.0%, diluted earnings per share for the three and six months ended November 30, 2000 would be increased by $0.05 and $0.10, respectively.

The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of intangibles, other than goodwill, may warrant revision or may not be recoverable. When factors indicate that intangibles, other than goodwill, should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows associated with the asset over the remaining life of the asset in measuring whether the asset is recoverable. If such evaluation indicates a potential impairment, the Company uses discounted cash flows to measure fair value in determining the amount of these assets that should be written off. In management's opinion, the identifiable intangible assets are appropriately valued at November 30, 2001.

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

The following table sets forth the computation of basic and diluted earnings (in thousands, except per share data):

                                                        Three Months Ended (Before Discontinued Operations)
                                       --------------------------------------------------------------------------------------
                                                   November 30, 2001                           November 30, 2000
                                       --------------------------------------------------------------------------------------
                                          Income         Shares       Per Share       Income        Shares       Per Share
                                          ------         ------       ---------       ------        ------       ---------
Basic EPS:
Income                                       $ 11,973       34,066         $ 0.35       $ 6,689         32,889        $ 0.20
                                                                    ==============                              =============

Effect of Dilutive Securities:
   Stock Options                                  ---        1,616                          ---          1,168
                                       -------------- -------------                ------------- --------------
                                               11,973       35,682                        6,689         34,057
   Convertible debt                             1,243        4,140                          ---            ---
                                       -------------- -------------                ------------- --------------

Diluted EPS:
Income plus assumed conversions              $ 13,216       39,822         $ 0.33       $ 6,689         34,057        $ 0.20
                                       ============== ============= ============== ============= ============== =============
                                                        Three Months Ended (After Discontinued Operations)
                                       --------------------------------------------------------------------------------------
                                                   November 30, 2001                           November 30, 2000
                                       ------------------------------------------- ------------------------------------------
                                          Income        Shares        Per Share       Income        Shares       Per Share
                                          ------        ------        ---------       ------        ------       ---------
Basic EPS:

Net income                                  $ 11,973        34,066         $ 0.35       $  6,363        32,889        $ 0.19
                                                                    ==============                              =============

Effect of Dilutive Securities:
  Stock Options                                  ---         1,616                           ---         1,168
                                       ------------- --------------                ------------- --------------
                                              11,973        35,682                         6,363        34,057
  Convertible debt                             1,243         4,140                           ---           ---
                                       ------------- --------------                ------------- --------------

Diluted EPS:
Net Income plus assumed conversions         $ 13,216        39,822         $ 0.33       $  6,363        34,057       $ 0.19
                                       ============= ============== ============== ============= ============== =============

For the three months ended November 30, 2000, convertible debt had an antidilutive effect on diluted earnings per share before and after discontinued operations; accordingly, diluted earnings per share was not adjusted for convertible debt.

                                                         Six Months Ended (Before Discontinued Operations)
                                       --------------------------------------------------------------------------------------
                                                   November 30, 2001                           November 30, 2000
                                       ------------------------------------------- ------------------------------------------
                                          Income         Shares       Per Share       Income        Shares       Per Share
                                          ------         ------       ---------       ------        ------       ---------
Basic EPS:

Income                                       $ 23,052       33,946         $ 0.68      $ 14,220         32,825        $ 0.43
                                                                    ==============                              =============

Effect of Dilutive Securities:
   Stock Options                                  ---        1,605                          ---            916
                                       -------------- -------------                ------------- --------------
                                               23,052       35,551                       14,220         33,741
   Convertible debt                             2,486        4,140                          ---            ---
                                       -------------- -------------                ------------- --------------

Diluted EPS:
Income plus assumed conversions              $ 25,538       39,691         $ 0.64      $ 14,220         33,741        $ 0.42
                                       ============== ============= ============== ============= ============== =============


                                                         Six Months Ended (After Discontinued Operations)
                                       --------------------------------------------------------------------------------------
                                                   November 30, 2001                           November 30, 2000
                                       ------------------------------------------- ------------------------------------------
                                          Income        Shares        Per Share       Income        Shares       Per Share
                                          ------        ------        ---------       ------        ------       ---------
Basic EPS:

Net income                                  $ 23,052        33,946         $ 0.68      $ 22,543         32,825        $ 0.69
                                                                    ==============                              =============


Effect of Dilutive Securities:
  Stock Options                                  ---         1,605                          ---            916
                                       ------------- --------------                ------------- --------------
                                              23,052        35,551                       22,543         33,741
  Convertible debt                             2,486         4,140                          ---            ---
                                       ------------- --------------                ------------- --------------

Diluted EPS:
Net Income plus assumed conversions         $ 25,538        39,691         $ 0.64      $ 22,543         33,741        $ 0.67
                                       ============= ============== ============== ============= ============== =============



For the six months ended November 30, 2000, convertible debt had an antidilutive effect on diluted earnings per share before and after discontinued operations; accordingly, diluted earnings per share was not adjusted for convertible debt.

NOTE 3 - SEGMENT INFORMATION:

Segment information for the three month and six month periods ended November 30, 2001 and November 30, 2000 is presented below. NDCHealth operates its business as two reportable segments: Network Services and Systems and Information Management. Network Services and Systems provides electronic connectivity to our intelligent network and system solutions throughout the healthcare industry. Information Management provides management information, research, and consulting services to pharmaceutical manufacturers, pharmacy chains and hospitals. For the three months and six months ended November 30, 2000, Other includes results from divested businesses other than those treated as discontinued operations; and restructuring and impairment charges. There has been no significant change in the composition of the reportable segments from the presentation of fiscal 2001 segment information included in the Company's Annual Report on Form 10-K for the year ended May 31, 2001.

Quarter Ended November 30, 2001                  Information     Network Services
(In thousands)                                   Management         and Systems          Other             Totals
--------------------------------------------------------------------------------------------------------------------
Revenues                                               $ 37,394           $ 54,668            $    -       $ 92,062

Income before income taxes and discontinued
  operations                                              5,814             12,894                 -         18,708

Depreciation and amortization                             2,808              3,089                 -          5,897

Segment assets                                          142,900            372,403                 -        515,303

                                                                        Network
Quarter Ended November 30, 2000                  Information         Services and
(In thousands)                                   Management             Systems          Other           Totals
--------------------------------------------------------------------------------------------------------------------
Revenues                                               $ 33,917           $ 49,516             $ 233       $ 83,666

Income before income taxes and discontinued
  operations                                              4,646              8,544            (2,191)        10,999

Depreciation and amortization                             4,048              4,590                45          8,683

Segment assets                                          116,536            350,426                 -        466,962


The following presents information about the Company's revenues from different geographic regions for the three months ended November 30, 2001 and November 30, 2000:

(In thousands)                                        2001                 2000
--------------------------------------------------------------------------------
Revenues:
   United States                                   $87,699              $80,107
   All other                                         4,363                3,559
                                      --------------------- --------------------
Total revenues                                     $92,062              $83,666
                                      ===================== ====================

Six Months Ended November 30, 2001                                        Network
                                                      Information       Services and
(In thousands)                                        Management          Systems          Other         Totals
--------------------------------------------------------------------------------------------------------------------
Revenues                                                    $ 71,907          $108,511        $    -       $180,418

Income before income taxes and discontinued
  operations                                                   9,932            26,087             -         36,019

Depreciation and amortization                                  5,861             6,617             -         12,478

Segment assets                                               142,900           372,403             -        515,303

                                                                          Network
Six Months Ended November 30, 2000                    Information       Services and
(In thousands)                                        Management          Systems          Other         Totals
--------------------------------------------------------------------------------------------------------------------
Revenues                                                    $ 65,215          $ 98,463       $ 5,862       $169,540

Income before income taxes and discontinued
  operations                                                   8,102            17,014        (1,872)        23,244

Depreciation and amortization                                  7,990             8,637           269         16,896

Segment assets                                               116,536           350,426             -        466,962

The following presents information about the Company's revenues from different geographic regions for the six months ended November 30, 2001 and November 30, 2000:

(In thousands)                                        2001                 2000
--------------------------------------------------------------------------------
Revenues:
   United States                                 $ 171,758             $162,611
   All other                                         8,660                6,929
                                      ------------------------------------------
Total revenues                                   $ 180,418             $169,540
                                      ==========================================

NOTE 4 - RESTRUCTURING AND IMPAIRMENT CHARGES:

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

As of November 30, 2001, $0.1 million of the cash portion of the restructuring charges remains accrued as a current liability on the balance sheet as follows:

(in thousands)

                                                    Original                                        Current
                                                      Total       FY01 Additions     Payments       Balance
---------------------------------------------------------------------------------------------------------------
Closed or planned closings of facilities                $ 6,100            $  160        $ 6,182         $  78
Estimated costs for settlements on contracts              2,236                 -          2,236             -
Severance and related costs                               2,177             1,066          3,190            53
                                                  -------------------------------------------------------------
        Total                                           $10,513           $ 1,226        $11,608         $ 131
                                                  =============================================================

NOTE 5 - DISCONTINUED OPERATIONS:

On January 31, 2001, the Company completed the spin-off of its eCommerce business segment, Global Payments. Additionally, in the third quarter of fiscal 2000, the Company made the decision to divest its management services business and account for this business area as discontinued operations. As a result of the spin-off and divestiture, the Company's November 30, 2000 financial statements have been prepared with Global Payments' and the management services business' net assets, results of operations, and cash flows displayed separately as "discontinued operations".

The operating results of the discontinued operations for the three months and six months ended November 30, 2000 are summarized as follows:

                                                                               Three months ended November 30, 2000
                                                                       ------------------------------------------------------
 (In thousands, except per share data):                                 Global Payments       Management          Total
                                                                              Inc.             Services
-----------------------------------------------------------------------------------------------------------------------------
Revenue                                                                          $ 82,631        $     -            $ 82,631
Operating income                                                                   15,972              -              15,972

Income from operations, net of tax                                                  8,407              -               8,407
Spin-off special charge, net of tax                                                (8,733)             -              (8,733)
                                                                       ------------------------------------------------------
Net loss from discontinued operations                                            $   (326)       $     -            $   (326)
                                                                       ======================================================
Diluted earnings (loss) per share:

   From operations                                                               $   0.25        $     -            $   0.25
                                                                       ------------------------------------------------------
   Spin-off special charge                                                       $  (0.27)       $     -            $  (0.27)
                                                                       ------------------------------------------------------
   Total                                                                         $  (0.01)       $     -            $  (0.01)
                                                                       ------------------------------------------------------

                                                                                Six months ended November 30, 2000
                                                                       ------------------------------------------------------
 (In thousands, except per share data):                                 Global Payments       Management          Total
                                                                              Inc.             Services
-----------------------------------------------------------------------------------------------------------------------------
Revenue                                                                          $169,822          $ 21,905        $ 191,727
Operating income                                                                   32,554               168           32,722

Income from operations, net of tax                                                 17,056                 -           17,056
Spin-off special charge, net of tax                                                (8,733)                -           (8,733)
                                                                       ------------------------------------------------------
Net income from discontinued operations                                          $  8,323                 -        $   8,323
                                                                       ======================================================
Diluted earnings (loss) per share:

   From operations                                                               $   0.51          $      -        $    0.51
                                                                       ------------------------------------------------------
   Spin-off special charge                                                       $  (0.27)         $      -        $   (0.27)
                                                                       ------------------------------------------------------
   Total                                                                         $   0.25          $      -        $    0.25
                                                                       ------------------------------------------------------

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental cash flow disclosures are as follows:

                                                              Six months ended November 30,
                                                        ------------------------------------------
(in thousands)                                                          2001                 2000
--------------------------------------------------------------------------------------------------
Net income taxes paid                                                 $  188               $  737
Interest paid                                                          4,071                3,448
Capital leases entered into in exchange
  for property and equipment                                           2,151                    -
Non-cash investment in MedUnite, Inc.                                 37,458                    -
Non-cash investment in TechRx Incorporated                                 -               15,306

NOTE 7 - COMPREHENSIVE INCOME:

The components of comprehensive income are as follows:

                                                            Three months ended November 30,
                                                      ---------------------------------------------
(in thousands)                                                      2001                      2000
---------------------------------------------------------------------------------------------------
Net income                                                      $ 11,973                   $ 6,363
Foreign currency translation adjustment                           (1,602)                       23
Unrealized holding gain (loss), net of tax                             -                    (1,893)
                                                      -------------------          ----------------
Total comprehensive income                                      $ 10,371                   $ 4,493
                                                      ===================          ================


                                                             Six months ended November 30,
                                                      ---------------------------------------------
(in thousands)                                                      2001                      2000
---------------------------------------------------------------------------------------------------
Net income                                                      $ 23,052                  $ 22,543
Foreign currency translation adjustment                               24                        58
Unrealized holding gain (loss), net of tax                             -                    (2,537)
                                                      -------------------          ----------------
Total comprehensive income                                      $ 23,076                   $20,064
                                                      ===================          ================

NOTE 8 - OTHER EVENTS:

On December 10, 2001, the Company announced an agreement to create Infopharm Limited, a joint venture with Cegedim, S.A., to be headquartered in the United Kingdom. Under this agreement, NDCHealth combined its United Kingdom informatics business with that of Cegedim, S.A. to broaden its product offerings to pharmaceutical manufacturers in the United Kingdom. This transaction closed during the Company's third quarter.

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

         Information Management products and services provided to pharmaceutical manufacturers include database information reporting on prescription drug sales and consulting services. Our customer base is comprised of over 100 pharmaceutical manufacturers. Additionally, we are in the early phases of entering the German and U.K. information markets.

         We believe that our presence in the pharmacy, managed care organization, physician, hospital, pharmaceutical manufacturer, and healthcare payer markets is broader than any other similar healthcare information company and provides us with a strong competitive advantage.

         In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition and require complex management judgment have been expanded and are discussed below. Information regarding our other accounting policies is included in our Annual Report on Form 10-K for the year ended May 31, 2001. Our consolidated financial statements include the accounts of both NDCHealth and majority-owned and controlled subsidiaries.

         Investments - Operating in a rapidly changing technology industry, we consider and selectively enter into a variety of alliances, joint ventures and investments. We maintain investments in both publicly traded and privately held entities. Our investments in publicly traded entities are classified as available-for-sale securities and are reported at fair value. Unrealized gains and losses are reported, net of taxes, as a component of shareholders' equity. Unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold. Realized gains and losses on investments are included in other income/expense when realized.

         Investments in privately held entities are accounted for under either the cost or equity method, whichever is appropriate for each particular investment. The appropriate method is determined by our ability to exercise significant influence over the investee, through either quantity of voting stock or other means. These investments are regularly reviewed for impairment issues and propriety of current accounting treatment. In accordance with the provisions of APB 18, conversion from the cost to equity method, due to changes in our ability to influence the investee or the level of investment, would require retroactive restatement of previously issued financial statements as if we had always accounted for the investment under the equity method.

         We currently maintain investments in two privately held entities, both of which are accounted for under the cost method. Our investment in TechRx Incorporated was made during the first quarter of fiscal 2001 when the assets of our pharmacy systems business were exchanged for common stock, comprising 8.4% of the voting interest in TechRx Incorporated. Additionally, we received non-voting convertible preferred stock and warrants which are convertible into additional shares of non-voting convertible preferred stock. The exercise of the warrants and the conversion of the preferred stock is dependent upon the occurrence of certain future events outside of our control. Exercise of these warrants in full would require an additional investment of approximately $18.5 million. This net investment was valued at approximately $35.3 million at November 30, 2001. Our investment in MedUnite, Inc. was made during the first quarter of fiscal 2002 when the assets of our physician network services business were exchanged for a 17.9% equity position in MedUnite, Inc. This net investment was valued at approximately $43.7 million at November 30, 2001.

         TechRx Incorporated and MedUnite, Inc. are each in the start up phase of operations and have incurred net losses prior to and since we have held ownership interests. A change from the cost method to the equity method could be required by an increase in our equity position or in the degree of influence we have on these companies. As these companies have been incurring net losses since the date of our initial investments, any restatement of historical financial statements as a result of a change to the equity method would result in a decrease in our previously reported income.

         Revenue - Revenue within each reportable segment is recognized as appropriate for each of the differing products and services.

         Within our Network Services and Systems segment, our primary source of revenue is per transaction fees charged for network services. We recognize this revenue at the time services are rendered. Additionally, we receive revenue from software licenses and related maintenance and support agreements. Revenue related to software utilized by our customers to process transactions through our network is recognized ratably over the estimated life of the network services relationship beginning on the date of customer acceptance of the software. Revenue related to software with stand alone functionality is recognized when our obligations to the customer are fulfilled, which is typically upon delivery or installation. Revenue related to software maintenance contracts and customer support is recognized ratably over the terms of the contracts.

         Within our Information Management segment, we have two primary sources of revenue: database information reporting and consulting services. Database information reporting typically involves the delivery of data providing pharmaceutical information. Revenue for products and services with multiple deliverables is recognized ratably over the terms of the contracts as appropriate for the unique nature of the individual deliverables using either a straight-line or units-of-delivery model. Revenue for single deliverable products and services is recognized when our obligations to the customer have been fulfilled, which is typically upon delivery. Consulting services are typically structured as fixed price service contracts. Revenue for these services is recognized ratably over the contract term based on the percentage-of-completion model. Typically, these contracts are short term in nature and average 6 to 12 months.

         Intangible assets - Intangible assets primarily represent goodwill and customer relationships associated with our acquisitions. Customer relationships acquired are amortized using the straight-line method over their estimated useful lives ranging from 5 to 15 years. Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets.

         In July 2001, the Financial Accounting Standards Board issued SFAS 142 which deals with, among other things, amortization of goodwill. We adopted this new standard in the first quarter of fiscal 2002. SFAS 142 requires that we no longer amortize goodwill but review for impairment on a regular basis. As part of our adoption of SFAS 142, we completed the initial impairment tests during the second quarter of fiscal 2002 and these tests resulted in no impairment. The adoption of SFAS 142 removed certain differences between book and tax expense; therefore our estimated fiscal 2002 effective tax rate has been reduced to 36.0%. If amortization expense related to goodwill that is no longer being amortized had been excluded from our fiscal 2001 Operating expenses, and our effective tax rate had been 36.0%, diluted earnings per share for the three and six months ended November 30, 2000 would be increased by $0.05 and $0.10, respectively.

         We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of intangibles, other than goodwill, may warrant revision or may not be recoverable. When factors indicate that intangibles, other than goodwill, should be evaluated for possible impairment, we use an estimate of the future undiscounted net cash flows associated with the asset over the remaining life of the asset in measuring whether the asset is recoverable. If this evaluation indicates a potential impairment, we use discounted cash flows to measure fair value in determining the amount of these assets that should be written off. In our opinion, the identifiable intangible assets are appropriately valued at November 30, 2001.

         Data costs - We purchase data from a variety of sources primarily for use in our Information Management products and services. These costs are typically held in inventory at the time of purchase and expensed the following month as products utilizing the data are delivered to customers. Although the cost of this data is expensed in the month of its initial use, the data remains useful for products and services sold in subsequent periods.

         Results of Operations

         On January 31, 2001, we completed the spin-off of our eCommerce business segment, Global Payments. Additionally, in the third quarter of fiscal 2000, we decided to pursue the divestiture of our management services business and account for that business as "discontinued operations". As a result of the spin-off and divestiture, our financial statements have been prepared with Global Payments' and the management services business' net assets, results of operations, and cash flows displayed separately as "discontinued operations." The remainder of the discussion of the results of operations excludes these discontinued operations.

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

         In order to provide a comparison to the continuing business results of NDCHealth, the fiscal 2001 financial information presented below has been "normalized" by excluding revenues and operating expenses related to divested businesses of $0.2 million and $0.2 million, respectively, for the three months ended November 30, 2000 and $5.9 million and $5.5 million, respectively, for the six months ended November 30, 2000; in addition to restructuring and impairment charges of $2.2 million and discontinued operations.

         More information regarding our historical "normalized" results of operations can be found under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended May 31, 2001.

                                                           Three Months Ended November 30,
                                                    ----------------------------------------------   -----------
                                    (In millions)           2001                    2000               Change
                                                    ----------------------  ----------------------   -----------
Revenue:
   Information Management                               $ 37.4        41%       $ 33.9        41%           10%
   Network Services and Systems                           54.7        59%         49.5        59%           11%
                                                    ------------------------------------------------------------
     Total Revenue                                      $ 92.1       100%       $ 83.4       100%           10%
                                                    ============================================================

Operating Income:
   Information Management                               $  5.8        29%       $  5.3        35%            9%
   Network Services and Systems                           14.1        71%          9.7        65%           45%
                                                    ------------------------------------------------------------
     Total Operating Income                             $ 19.9       100%       $ 15.0       100%           33%
                                                    ============================================================

                                                            Six Months Ended November 30,
                                                    ----------------------------------------------   -----------
                                    (In millions)           2001                    2000               Change
                                                    ----------------------  ----------------------   -----------
Revenue:
   Information Management                               $ 71.9        40%       $ 65.2        40%           10%
   Network Services and Systems                          108.5        60%         98.5        60%           10%
                                                    ------------------------------------------------------------
     Total Revenue                                      $180.4       100%       $163.7       100%           10%
                                                    ============================================================

Operating Income:
   Information Management                               $ 10.3        26%       $  9.5        33%            8%
   Network Services and Systems                           28.6        74%         19.3        67%           48%
                                                    ------------------------------------------------------------
     Total Operating Income                             $ 38.9       100%       $ 28.8       100%           35%
                                                    ============================================================

Consolidated

         Total revenue for the second quarter of fiscal 2002 was $92.1 million, an increase of $8.7 million, or 10%, from the prior year's second quarter. This increase was the result of growth in transaction volumes in the pharmacy and hospital markets, growth in our customer base, and new revenues from our expansion in Europe. Total revenue increased $3.7 million, or 4%, from the prior quarter, also reflecting increasing volumes and customer base. Total revenue for the second quarter was not significantly impacted by the events of September 11. Our major operations centers, located in Atlanta, Phoenix, and Tulsa, were not impacted by the attacks, our networks were never down, and our customer service was uninterrupted. A small number of customers required their network traffic to be rerouted, a routine procedure for us. While we observed a decrease in network traffic on September 11, traffic patterns returned to normal levels the following day. As noted below under "Information Management," we also experienced some delays in contract signings in late September and October.

         Total revenue for the first half of fiscal 2002 increased to $180.4 million from $163.7 million in the prior year's first half. This increase of $16.7 million, or 10%, was the result of increased transaction volumes and growth in customer base in the pharmacy and hospital markets and increased demand for our information management products driven by our expansion in Europe and growth in domestic customer base.

         Cost of service ("COS") expense, as a percentage of revenue, decreased to 49% in the second quarter of fiscal 2002 from 50% in the second quarter of fiscal 2001 due to increased leverage of our infrastructure. COS expense increased $3.5 million from the prior year's second quarter. This 9% increase, less than the 10% increase in revenue, demonstrates our ability to leverage the fixed costs inherent in our business model while continuing to invest for our future growth.

         COS expense for the first half of fiscal 2002, as a percentage of revenue, decreased to 48% from 49% in the prior year's first half, again due to the increased leverage of our infrastructure. COS expense increased $6.9 million from the prior year's first half. This increase of 9% was lower than our 10% increase in revenue because of our ability to leverage our fixed costs.

         Sales, general and administrative ("SG&A") expense, as a percentage of revenue, increased to 23% in this year's second quarter from 22% in the prior year's second quarter due to increased investment in sales and marketing programs, primarily in our physician business. The increased leverage of our infrastructure discussed above should allow us to selectively invest in other areas, such as marketing, while continuing to improve total company operating margin. SG&A expense increased $2.9 million, or 16%, in the second quarter of fiscal 2002 from the same quarter last year, primarily due to the increased marketing expense discussed above.

         SG&A expense, as a percentage of revenue, was 23% in the first half of both fiscal 2002 and fiscal 2001. This margin remained constant as spending in preparation of the spin-off of Global Payments in the prior year was replaced with the increased investments in sales and marketing programs discussed above in the current year. SG&A expense increased $3.9 million, or 10%, in the first half of fiscal 2002 from the prior year's first half. This increase is reflective of the increased spending discussed above in the current year and is consistent with the increase in revenue.

         Depreciation and amortization ("D&A") expense, as a percentage of revenue, decreased to 6% in the second quarter of fiscal 2002 from 10% in the prior year's second quarter. This decrease was attributable to our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 deals with, among other things, amortization of goodwill. D&A expense, as a percentage of revenue, would have remained at 10% in the current year's first quarter had SFAS 142 not been adopted. D&A expense decreased $2.7 million from the prior year's second quarter.

         D&A expense, as a percentage of revenue, decreased to 7% in the first half of fiscal 2002 from 10% in the prior year's first half. This decrease was attributable to SFAS 142 discussed above. D&A expense decreased $4.1 million in the first half of fiscal 2002 from the prior year's first half.

         Operating income increased 33% to $19.9 million in the second quarter of fiscal 2002 from $15.0 million in the second quarter of fiscal 2001. As a percentage of revenue, the operating income margin increased to 22% in the current year's second quarter from 18% in the prior year's second quarter due to the decreased COS and D&A expense margins discussed above. Operating income increased $1.0 million, or 5%, from this year's first quarter. This 5% increase was greater than the 4% increase in revenue, demonstrating our ability to leverage the fixed costs inherent in our business model.

         Operating income for the first half of fiscal 2002 increased 35% to $38.9 million from $28.8 million in the prior year's first half. As a percentage of revenue, the operating income margin increased to 22% in the first half of fiscal 2002 from 18% the prior year's first half. This increase is the result of the decreased COS and D&A expense margins discussed above.

         Total other expense decreased to $1.2 million in the second quarter of fiscal 2002 from $1.8 million in the prior year's second quarter. This $0.6 million decrease was the net result of multiple factors, including an increase in convertible debt interest expense that was previously shared with Global Payments; the minority interest credit of $0.7 million in the current year which represents the minority's share of losses attributable to subsidiaries consolidated in our financial statements but not 100% owned by us; and $0.3 million in interest income earned on our cash reserves in the current year.

         Total other expense for the first half of fiscal 2002 decreased to $2.9 million from $3.7 million in the prior year's first half. This decrease was the result of the same factors discussed above.

         Income before income taxes ("IBIT") increased 42% to $18.7 million in the second quarter of fiscal 2002 from $13.2 million in the second quarter of fiscal 2001 due to the increase in operating income and decrease in other expense discussed above. IBIT increased $1.4 million from the current year's first quarter, reflecting the increased operating income discussed above.

         IBIT for the first half of fiscal 2002 increased 43% to $36.0 million from $25.1 million in the prior year's first half. This increase is reflective of the increase in operating income and decrease in other expense discussed above.

         Diluted earnings per share for the second quarter of fiscal 2002 increased 38% to $0.33 as compared to $0.24 for the prior year's second quarter. Of the increase in diluted earnings per share, approximately $0.05 was attributable to the adoption of SFAS 142. Additionally, losses in our start-up operations in Europe reduced diluted earnings per share in the second quarter of fiscal 2002 by approximately $0.01. Diluted earnings per share increased $0.02 from the current year's first quarter, reflecting the increased IBIT discussed above.

         Diluted earnings per share for the first half of fiscal 2002 increased 39% to $0.64 from $0.46 in the prior year's first half. Approximately $0.10 of this increase is attributable to the adoption of SFAS 142.

Information Management

         Information Management revenue grew by 10% to $37.4 million in the second quarter of fiscal 2002 from $33.9 million in the second quarter of fiscal 2001 due to start-up operations in Western Europe and new products and services being offered to both new and existing customers. Information Management experienced some delays in contract signing in late September and October following the events of September 11, however, volume returned to normal levels in November. Because the majority of Information Management revenue is recurring, these delays did not significantly impact second quarter revenue. Revenue increased 8%, or $2.9 million, from the current year's first quarter. This increase was reflective of the seasonal pattern seen in the first quarter when revenue was depressed as a result of the slow summer selling season and continued growth in the second quarter from both new and existing customers.

         Information Management revenue for the first half of fiscal 2002 increased to $71.9 million from $65.2 million in the prior year's first half. This increase of $6.7 million, or 10%, was the result of new revenues from start-up operations in Western Europe and new products and services being offered to both new and existing customers.

         Operating income for the second quarter of fiscal 2002 was $5.8 million compared to $5.3 million in the second quarter of fiscal 2001. This 9% increase in operating income was lower than the 10% increase in revenue because of operating losses in our European operations, partially offset by the reduced amortization expense resulting from our adoption of SFAS 142. Operating income increased $1.3 million from the first quarter of fiscal 2002 reflecting the increase in revenue from the seasonally low first quarter discussed above.

         Operating income for the first half of fiscal 2002 increased to $10.3 million from $9.5 million in the prior year's first half. This increase of $0.8 million, or 8%, was reflective of the increase in revenue, reduced amortization expense and losses in our European operations discussed above.

Network Services and Systems

         Network Services and Systems revenue increased 11% to $54.7 million in the second quarter of fiscal 2002 from $49.5 million in the prior year's second quarter primarily due to increased demand for our services in the pharmacy and hospital markets as well as growth in our physicians systems business. This 11% increase over the prior year's second quarter would have been 19% without the loss in revenue related to MedUnite in the current year. Revenue increased slightly, $0.8 million, from the current year's first quarter. Sequential growth was hindered due to the reduction in revenue from the physician network services business sold to MedUnite in the prior quarter. We believe this reduction in revenue to be temporary as the opportunity exists to increase revenue within our existing customer base from new products developed by MedUnite.

         Network Services and Systems revenue for the first half of fiscal 2002 increased to $108.5 million from $98.5 million in the prior year's first half. This increase of $10.0 million, or 10%, was the result of growth in transaction volumes in the pharmacy and hospital markets as well as growth in our physicians systems business.

         Operating income for the second quarter of fiscal 2002 was $14.1 million compared to $9.7 million in the second quarter of fiscal 2001. This 45% increase in operating income was reflective of the 11% increase in revenue, reduced amortization expense resulting from our adoption of SFAS 142, and increased leverage of our infrastructure. Operating income decreased $0.3 million from the current year's first quarter, due to the transaction with MedUnite discussed above.

         Operating income for the first half of fiscal 2002 increased to $28.6 million from $19.3 million in the prior year's first half. This increase of $9.3 million, or 48%, was reflective of the increase in revenue, reduced amortization expense and increased leverage of our infrastructure discussed above.

Liquidity and Capital Resources

         Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At November 30, 2001, we had cash and cash equivalents totaling $30.3 million. Net cash provided by operating activities decreased $1.9 million to $35.7 million for the first six months of fiscal 2002 compared to $37.6 million for the first six months of fiscal 2001. This difference is driven primarily by the source of deferred tax assets used to reduce current tax payments. Deferred tax assets used in the prior year were related to Restructuring and impairment charges and as such the cash provided by the use of the assets is displayed in Cash flows from operating activities. The deferred tax assets used in the current year are related to discontinued operations, therefore the cash provided by the use of these assets is displayed in Net cash provided by discontinued operations.

         Net cash used in investing activities was $24.7 million for the first six months of fiscal 2002 compared to $37.2 million for the first six months of fiscal 2001. This change is primarily due to business acquisitions of $23.2 million, partially offset by $20.0 million in proceeds received from the divestiture of the management services business, and higher capital expenditures in the prior year. Capital expenditures were $5.9 million less in the first six months of the current year than in the same period of the prior year. This reduction is due mainly to timing of expenditures as we continue to invest in capital expenditures related to growth in our business and acceleration of certain strategic initiatives. We expect capital spending to accelerate for the remainder of the fiscal year.

         Net cash provided by financing activities was $0.2 million for the six months of fiscal 2002 compared to the use of $16.7 million in the prior year's first six months. This change is due primarily to net payments of $11.5 million against the lines of credit in the prior year. Cash provided by stock activities increased to $4.8 million in the first six months of fiscal 2002 from $2.5 million in the first six months of fiscal 2001. These stock activities are primarily related to the exercises of employee stock options and issues under the employee stock purchase plan. Additionally, because the amount of our quarterly dividend was reduced in the third quarter of fiscal 2001 following the spin-off of Global Payments, cash used for payment of dividends decreased to $2.7 million in the first six months of fiscal 2002 from $4.9 million in the prior year's first six months.

         Net cash provided by discontinued operations was $6.6 million for the first six months of fiscal 2002 compared to $21.8 million for the first six months of fiscal 2001. Net cash provided in the current year consists of payments made in the settling of liabilities of our discontinued operations offset by the use of deferred tax assets attributed to our discontinued operations discussed above. Net cash provided in fiscal 2001 consisted primarily of the net income from discontinued operations.

         We have a credit facility providing a $50 million unsecured revolving line of credit which is available for working capital and general corporate purposes. The facility has a one-year term, with the option for us to convert any outstanding borrowings at the maturity date to a term loan repayable at the first anniversary of the initial maturity date, or January 27, 2003. At November 30, 2001, there were no amounts outstanding under the facility. However, it is our intention, as of the date of this Report, to exercise our option of converting the facility to a term loan before the initial maturity date of January 29, 2002. This option requires us to borrow the full amount available to us under the facility before the initial maturity date. This amount will then be converted to a term loan payable in full on or before January 27, 2003.

         We believe that our current level of cash on hand, future cash flows from operations, and the anticipated term loan to be obtained in January 2002 are sufficient to meet our operating and corporate development needs in calendar year 2002. We expect to arrange new financing before the maturity date of the term loan in January 2003 and are evaluating various options for raising additional funds. This may be through the issuance of additional debt or equity and could replace all or a portion of the debt outstanding at the time of issuance.

Quantitative and Qualitative Disclosure About Market Risk

         There have been no significant changes in NDCHealth's market risk from that disclosed in our Annual Report on Form 10-K for the year ended May 31, 2001.

Forward Looking Results of Operations

         The impact of the implementation of SFAS 142 in both the first and second quarters was an addition of approximately $0.05 to diluted earnings per share in each quarter. We estimate that the annual impact of SFAS 142 will be an addition of approximately $0.20 to diluted earnings per share in fiscal 2002. Additionally, we reduced the fiscal 2002 effective tax rate to 36.0% due to our application of this new standard.

         We believe that NDCHealth is well positioned to provide processing and information products and services to the healthcare industry in the future. Based on observed market conditions and our results for the six months ended November 30, 2001, our expectation remains that revenue for fiscal year 2002 will be in the $375-385 million range resulting in diluted earnings per share in the range of $1.30 to $1.34, including the impact of approximately $0.20 for the SFAS 142 accounting change.

         While past performance does not guarantee future results, the Company is committed to continuing to sustain quality earnings growth. The Company's strategy to attain growth is to position the Company for continued future success through ongoing investment in new market opportunities as well as through strategic alliances and acquisitions. The Company also intends to continue expansion into additional market segments related to its two primary segments. The Company intends to continue to make investments in new technology infrastructure and productivity tools to ensure long-term competitiveness and maximize operating capacity and efficiency.

Forward-Looking Information

         When used in this Quarterly Report on Form 10-Q, in documents incorporated herein and elsewhere by management of NDCHealth Corporation, formerly National Data Corporation, ("NDCHealth" or the "Company"), from time to time, the words "believes," "anticipates," "expects," "intends," "plans" and similar expressions and statements that are necessarily dependent on future events are intended to identify forward-looking statements concerning the Company's business operations, economic performance and financial condition, including in particular the Company's business strategy and means to implement the strategy, the Company's objectives, the amount of future capital expenditures, the effective tax rate, the likelihood of the Company's success in developing and introducing new products and expanding its business, and the timing of the introduction of new and modified products or services. For such statements, the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 is applicable and invoked. Such statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies that are subject to change. Actual revenues, revenue growth and margins will be dependent upon all such factors and subject to risks related to the implementation of changes by the Company, the failure to implement changes, and customer acceptance of such changes or lack of change. There can be no assurance of the expected benefits and prospects for alliances that may be entered into from time to time. These alliances involve risks and uncertainties, including market and customer acceptance of the relationship, the effect of economic conditions, competition, pricing, and development difficulties. Actual results of events could differ materially from those anticipated in the Company's forward-looking statements as a result of a variety of factors, including: (a) those set forth under the caption "Additional Factors that May Affect Future Performance" in the Company's Annual Report on Form 10-K for the period ended May 31, 2001 which are incorporated herein by this reference; (b) those set forth elsewhere herein; (c) those set forth from time to time in the Company's press releases and reports and other filings made with the Securities and Exchange Commission; and (d) those set forth from time to time in the Company's analyst calls and discussions. In addition, the Company is currently unable to assess the impact, if any, on its financial performance that may result from the economic effects of the recent or any future terrorist attacks on the United States. The Company cautions that such factors are not exclusive. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof, or thereof. The Company undertakes no obligation to update forward-looking or other statements or to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

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

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The 2001 Annual Meeting of Stockholders of NDCHealth Corporation, formerly National Data Corporation, was held at the Company's offices in Atlanta, Georgia on October 25, 2001. At the annual meeting, the stockholders of the Company approved the following items:

1. Election of three directors in Class III to serve until the annual meeting of stockholders in 2004, or until a successor is duly elected and qualified. Votes cast were as follows: J. Veronica Biggins, For 29,311,091, Withheld 689,474; Terri A. Dial, For 29,522,254, Withheld 478,311; and Kurt
     M. Landgraf, For 29,521,934, Withheld 478,631; and

2. Adoption of a proposal to amend the Certificate of Incorporation of the Company to change the name of the Company to "NDCHealth Corporation." Votes cast were as follows: For 29,961,200, Against 22,850, Abstain from voting 16,515.


ITEM 5 - OTHER INFORMATION
--------------------------
         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      Exhibits:

3(i)     Restated Certificate of Incorporation of the Registrant.

10(i)    2002 Non-Employee Directors Compensation Plan.

(b)      Reports Filed on Form 8-K:

         NDCHealth Corporation's, formerly National Data Corporation, Current Report on Form 8-K dated September 19, 2001, was filed on September 19, 2001, reporting as an exhibit under Item 7 the Company's press release dated September 19, 2001 and under Item 9 the Company's release of financial information including revenue and earnings expectations for the remainder of the fiscal year.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NDCHealth Corporation
                                           ---------------------
                                               (Registrant)


                                           By: /s/ David H. Shenk
                                           ----------------------
                                           David H. Shenk
                                           Vice President & Corporate Controller
                                           (Chief Accounting Officer)

Date: January 11, 2002