Form 10-Q
period 2002-03-01
NDCHEALTH CORP
filed 2002-03-22
CIK 70033

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 1, 2002
                                                 --------------

                                       OR

         [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

                          Commission File No. 001-12392
                                              ---------

                              NDCHealth Corporation
                              ---------------------
               (Exact name of registrant as specified in charter)

                   DELAWARE                               58-0977458
              --------------------                   ----------------------
        (State or other jurisdiction of                 (I.R.S.  Employer
         incorporation or organization)                Identification No.)

         NDC Plaza, Atlanta, Georgia                       30329-2010
       --------------------------------               --------------------
   (Address of principal executive offices)                (Zip Code)

         Registrant's telephone number, including area code 404-728-2000
                                                            ------------

                                      None
                ------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

                ------------------------------------------------
                Common Stock, Par Value $.125 - 34,178,665 shares
                        outstanding as of March 18, 2002
                       ----------------------------------

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NDCHealth Corporation and Subsidiaries


(In thousands, except per share data)
--------------------------------------------------------------------------------

                                                                                      Three Months Ended
                                                                               ---------------------------------
                                                                                  March 1,         February 28,
                                                                                    2002              2001
                                                                               ---------------    --------------
Revenues:
     Information management                                                       $ 39,050           $ 35,342
     Network services and systems                                                   58,057             52,890
                                                                               ---------------------------------
                                                                                    97,107             88,232
                                                                               ---------------------------------

----------------------------------------------------------------------------------------------------------------

Operating expenses:
     Cost of service                                                                47,119             45,718
     Sales, general and administrative                                              22,974             18,653
     Depreciation and amortization                                                   5,948              8,686
                                                                               ---------------------------------
                                                                                    76,041             73,057
                                                                               ---------------------------------

Operating income                                                                    21,066             15,175
----------------------------------------------------------------------------------------------------------------

Other income (expense):
     Interest and other income                                                         445                101
     Interest and other expense                                                     (2,511)            (2,054)
     Minority interest in losses                                                       607                841
                                                                               ---------------------------------
                                                                                    (1,459)            (1,112)
                                                                               ---------------------------------

Income before income taxes and equity in losses of affiliated companies             19,607             14,063
Provision for income taxes                                                           7,058              5,414
----------------------------------------------------------------------------------------------------------------
Income before equity in losses of affiliated companies                              12,549              8,649
Equity in losses of affiliated companies                                              (340)                 -
----------------------------------------------------------------------------------------------------------------
     Net income                                                                   $ 12,209           $  8,649
                                                                               =================================


Basic earnings per share:                                                         $   0.36           $   0.26
                                                                               ---------------------------------

Diluted earnings per share:                                                       $   0.34           $   0.25
                                                                               ---------------------------------

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
NDCHealth Corporation and Subsidiaries



(In thousands, except per share data)
--------------------------------------------------------------------------------

                                                                                      Nine Months Ended
                                                                               ---------------------------------
                                                                                  March 1,         February 28,
                                                                                    2002              2001
                                                                               ---------------    --------------
Revenues:
     Information management                                                       $ 110,957          $ 100,557
     Network services and systems                                                   166,568            151,353
     Divested businesses                                                                  -              5,862
                                                                               ---------------------------------
                                                                                    277,525            257,772
                                                                               ---------------------------------
----------------------------------------------------------------------------------------------------------------

Operating expenses:
     Cost of service                                                                134,011            130,720
     Sales, general and administrative                                               65,126             57,172
     Depreciation and amortization                                                   18,426             25,582
     Restructuring and impairment charges                                                 -              2,156
                                                                               ---------------------------------
                                                                                    217,563            215,630
                                                                               ---------------------------------

Operating income                                                                     59,962             42,142
----------------------------------------------------------------------------------------------------------------

Other income (expense):
     Interest and other income                                                        1,140                131
     Interest and other expense                                                      (7,156)            (5,690)
     Minority interest in losses                                                      1,680                724
                                                                               ---------------------------------
                                                                                     (4,336)            (4,835)
                                                                               ---------------------------------

Income before income taxes, equity in losses of affiliated companies,
     and discontinued operations                                                     55,626             37,307
Provision for income taxes                                                           20,025             14,438
----------------------------------------------------------------------------------------------------------------
Income before equity in losses of affiliated companies
     and discontinued operations                                                     35,601             22,869
Equity in losses of affiliated companies                                               (340)                 -
----------------------------------------------------------------------------------------------------------------
Income before discontinued operations                                                35,261             22,869
Discontinued operations, net of income taxes                                              -              8,323
----------------------------------------------------------------------------------------------------------------
     Net income                                                                   $  35,261          $  31,192
                                                                               =================================


Basic earnings per share:
     Income before discontinued operations                                        $    1.04          $    0.70
                                                                               ---------------------------------
     Discontinued operations                                                      $       -          $    0.25
                                                                               ---------------------------------
     Basic earnings per share                                                     $    1.04          $    0.95
                                                                               ---------------------------------

Diluted earnings per share:
     Income before discontinued operations                                        $    0.98          $    0.67
                                                                               ---------------------------------
     Discontinued operations                                                      $       -          $    0.25
                                                                               ---------------------------------
     Diluted earnings per share                                                   $    0.98          $    0.92
                                                                               ---------------------------------

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NDCHealth Corporation and Subsidiaries

(In thousands)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                            Nine Months Ended
                                                                                ---------------------------------------------
                                                                                    March 1,               February 28,
                                                                                      2002                     2001
                                                                                --------------------   ----------------------
Cash flows from operating activities:
     Net income                                                                            $ 35,261                 $ 31,192
     Adjustments to reconcile net income to cash provided by
       operating activities:
         Equity in losses of affiliated companies                                               340                        -
         Non-cash restructuring and impairment charges                                            -                      930
         Income from discontinued operations                                                      -                   (8,323)
         Depreciation and amortization                                                       18,426                   25,582
         Deferred income taxes                                                                3,908                   36,017
         Provision for bad debts                                                              1,552                      490
         Other, net                                                                            (364)                     718
     Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:
                Accounts receivable, net                                                     (2,018)                    (481)
                Prepaid expenses and other assets                                            (4,482)                  (8,929)
                Accounts payable and accrued liabilities                                     (4,459)                  (6,643)
                Deferred income                                                               4,695                      760
                Income taxes                                                                    667                  (15,720)
                                                                                ---------------------------------------------
     Net cash provided by operating activities                                               53,526                   55,593
                                                                                ---------------------------------------------
Cash flows from investing activities:
     Capital expenditures                                                                   (23,398)                 (25,177)
     Business acquisitions, net of acquired cash                                             (2,800)                 (23,224)
     Business divestiture                                                                         -                   20,000
     Investments and other non-current assets                                               (17,556)                 (18,092)
                                                                                ---------------------------------------------
     Net cash used in investing activities                                                  (43,754)                 (46,493)
                                                                                ---------------------------------------------
Cash flows from financing activities:
     Net short-term borrowings (repayments)                                                  50,000                  (68,500)
     Net principal payments under capital lease arrangements
        and other long-term debt                                                             (2,135)                  (2,126)
     Net issuances related to stock activities                                                6,192                    5,292
     Dividends paid                                                                          (4,089)                  (7,409)
                                                                                ---------------------------------------------
     Net cash provided by (used in) financing activities                                     49,968                  (72,743)
                                                                                ---------------------------------------------
Cash flows from discontinued operations:
     Cash provided by tax benefits of discontinued operations                                15,596                        -
     Cash (used in) provided by discontinued operations                                      (6,649)                  10,305
     Cash dividend from Global Payments Inc.                                                      -                   77,600
                                                                                ---------------------------------------------
     Net cash provided by discontinued operations                                             8,947                   87,905
                                                                                ---------------------------------------------
Increase in cash and cash equivalents                                                        68,687                   24,262
Cash and cash equivalents, beginning of period                                               12,420                    1,789
                                                                                ---------------------------------------------
Cash and cash equivalents, end of period                                                   $ 81,107                 $ 26,051
                                                                                =============================================


See Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
NDCHealth Corporation and Subsidiaries

(In thousands, except share data)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 March 1,            May 31,
                                                                                                   2002                2001
                                                                                             ------------------ -------------------
                                                                                             (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                                           $ 81,107            $ 12,420

  Accounts receivable                                                                                   67,168              70,648
  Allowance for doubtful accounts                                                                       (5,233)             (6,628)
                                                                                             --------------------------------------
     Accounts receivable, net                                                                           61,935              64,020
                                                                                             --------------------------------------
  Income tax receivable                                                                                  1,605               2,265
  Deferred income taxes                                                                                 16,736              29,539
  Prepaid expenses and other current assets                                                             21,534              18,788
                                                                                             --------------------------------------
      Total current assets                                                                             182,917             127,032
                                                                                             --------------------------------------

Property and equipment, net                                                                             86,231              82,956
Intangible assets, net                                                                                 190,828             221,757
Deferred income taxes                                                                                   10,523               9,886
Investments                                                                                             89,403              35,591
Other                                                                                                   16,626              10,990
                                                                                             --------------------------------------

      Total Assets                                                                                   $ 576,528           $ 488,212
                                                                                             ======================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                                               $ 50,000           $       -
  Current portion of long-term debt                                                                        178                 170
  Obligations under capital leases                                                                       1,189               2,586
  Accounts payable and accrued liabilities                                                              55,009              53,228
  Deferred income                                                                                       18,520              13,624
                                                                                             --------------------------------------
      Total current liabilities                                                                        124,896              69,608
                                                                                             --------------------------------------

Long-term debt                                                                                         151,433             151,567
Obligations under capital leases                                                                         2,647               1,108
Other long-term liabilities                                                                             18,995              23,044
                                                                                             ------------------ -------------------
      Total liabilities                                                                                297,971             245,327
                                                                                             --------------------------------------
Commitments and contingencies

Minority interest in equity of subsidiaries                                                             10,858              12,418

Shareholders' equity:
  Preferred stock, par value $1.00 per share; 1,000,000 shares authorized, none issued                       -                   -
  Common stock, par value $.125 per share; 200,000,000 shares authorized;
  34,155,388 and 33,875,235 shares issued, respectively.                                                 4,269               4,234
  Capital in excess of par value                                                                       194,638             188,636
  Retained earnings                                                                                     79,564              48,392
  Deferred compensation and other                                                                       (6,076)             (7,212)
  Cumulative translation adjustment                                                                     (4,696)             (3,583)
                                                                                             --------------------------------------
      Total shareholders' equity                                                                       267,699             230,467
                                                                                             --------------------------------------

Total Liabilities and Shareholders' Equity                                                           $ 576,528           $ 488,212
                                                                                             ======================================


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

In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that management believes are the most critical and require complex management judgment are discussed below. Information regarding the Company's other accounting policies is included in the Company's Annual Report on Form 10-K for the year ended May 31, 2001.

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

Further discussion of the Company's investments can be found under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 15 of this report.

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

In July 2001, the Financial Accounting Standards Board issued SFAS 142 which deals with, among other things, amortization of goodwill. The Company adopted this new standard in the first quarter of fiscal 2002. SFAS 142 requires that goodwill no longer be amortized but be reviewed for impairment on a regular basis. As part of its adoption of SFAS 142, the Company completed its initial impairment tests during the second quarter of fiscal 2002 and these tests resulted in no impairment. The adoption of SFAS 142 removed certain differences between book and tax expense; therefore the Company's estimated fiscal 2002 effective tax rate has been reduced to 36.0%. If amortization expense related to goodwill that is no longer being amortized had been excluded from fiscal 2001 Operating expenses, and the effective tax rate had been 36.0%, diluted earnings per share for the three and nine months ended February 28, 2001 would be increased by $0.05 and $0.15, respectively.

The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of intangibles, other than goodwill, may warrant revision or may not be recoverable. When factors indicate that intangibles, other than goodwill, should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows associated with the asset over the remaining life of the asset in measuring whether the asset is recoverable. If such evaluation indicates a potential impairment, the Company uses discounted cash flows to measure fair value in determining the amount of these assets that should be written off. In management's opinion, the identifiable intangible assets are appropriately valued at March 1, 2002.

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

The following table sets forth the computation of basic and diluted earnings (in thousands, except per share data):

                                                                        Three Months Ended
                                          --------------------------------------------------------------------------------------
                                                      March 1, 2002                             February 28, 2001
                                          --------------------------------------------------------------------------------------
                                              Income       Shares       Per Share       Income        Shares       Per Share
                                              ------       ------       ---------       ------        ------       ---------
Basic EPS:
Income                                      $ 12,209       34,135       $   0.36       $ 8,649         32,992      $   0.26
                                                                        ========                                   ========

Effect of Dilutive Securities:
   Stock Options                                 ---        1,446                          ---          1,356
                                            ---------------------                      ----------------------
                                              12,209       35,581                        8,649         34,348
   Convertible debt                            1,243        4,140                          ---            ---
                                            ---------------------                      ----------------------

Diluted EPS:
Income plus assumed conversions             $ 13,452       39,721       $   0.34       $ 8,649         34,348      $   0.25
                                            ===============================================================================

For the three months ended February 28, 2001, convertible debt had an antidilutive effect on diluted earnings per share; accordingly, diluted earnings per share was not adjusted for convertible debt.

                                                        Nine Months Ended (Before Discontinued Operations)
                                       ----------------------------------------------------------------------------------
                                                     March 1, 2002                             February 28, 2001
                                       ----------------------------------------------------------------------------------
                                          Income        Shares       Per Share       Income        Shares       Per Share
                                          ------        ------       ---------       ------        ------       ---------
Basic EPS:
Income                                   $ 35,261       34,045         $ 1.04       $ 22,869       32,879         $ 0.70
                                                                     =========                                  =========
Effect of Dilutive Securities:
   Stock Options                              ---        1,550                           ---        1,057
                                       ---------------------------                ----------------------------
                                           35,261       35,595                        22,869       33,936
   Convertible debt                         3,729        4,140                           ---          ---
                                       ---------------------------                ----------------------------

Diluted EPS:
Income plus assumed
conversions                              $ 38,990       39,735         $ 0.98       $ 22,869       33,936         $ 0.67
                                       ==================================================================================

                                                         Nine Months Ended (After Discontinued Operations)
                                       ----------------------------------------------------------------------------------
                                                     March 1, 2002                             February 28, 2001
                                       ----------------------------------------------------------------------------------
                                          Income        Shares       Per Share       Income        Shares       Per Share
                                          ------        ------       ---------       ------        ------       ---------
Basic EPS:
Net income                               $ 35,261       34,045         $ 1.04       $ 31,192       32,879         $ 0.95
                                                                     =========                                  =========
Effect of Dilutive Securities:
  Stock Options                               ---        1,550                           ---        1,057
                                       ---------------------------                ----------------------------
                                           35,261       35,595                        31,192       33,936
  Convertible debt                          3,729        4,140                           ---          ---
                                       ---------------------------                ----------------------------

Diluted EPS:
Net Income plus assumed
conversions                              $ 38,990       39,735         $ 0.98       $ 31,192       33,936         $ 0.92
                                       ==================================================================================

For the nine months ended February 28, 2001, convertible debt had an antidilutive effect on diluted earnings per share before and after discontinued operations; accordingly, diluted earnings per share was not adjusted for convertible debt.

NOTE 3 - SEGMENT INFORMATION:

Segment information for the three month and nine month periods ended March 1, 2002 and February 28, 2001 is presented below. NDCHealth operates its business as two reportable segments: Network Services and Systems and Information Management. Network Services and Systems provides electronic connectivity to our intelligent network and system solutions throughout the healthcare industry. Information Management provides management information, research, and consulting services to pharmaceutical manufacturers, pharmacy chains and hospitals. For the nine months ended February 28, 2001, Other includes results from divested businesses other than those treated as discontinued operations; and restructuring and impairment charges. There has been no significant change in the composition of the reportable segments from the presentation of fiscal 2001 segment information included in the Company's Annual Report on Form 10-K for the year ended May 31, 2001.

                                                                     Network
Quarter Ended March 1, 2002                      Information      Services and
(In thousands)                                   Management          Systems        Other          Totals
-----------------------------------------------------------------------------------------------------------
Revenues                                            $ 39,050          $ 58,057      $    -        $ 97,107

Income before income taxes and
  equity in losses of affiliated
  companies                                            6,830            12,777           -          19,607

Depreciation and amortization                          2,619             3,329           -           5,948

Segment assets                                       142,483           434,045           -         576,528


                                                                     Network
Quarter Ended March 1, 2002                      Information      Services and
(In thousands)                                   Management          Systems        Other          Totals
-----------------------------------------------------------------------------------------------------------
Revenues                                            $ 35,342          $ 52,890      $    -        $ 88,232

Income before income taxes and
  equity in losses of affiliated
  companies                                            5,072             8,991           -          14,063

Depreciation and amortization                          3,983             4,703           -           8,686

Segment assets                                       128,334           364,895           -         493,229

The following presents information about the Company's revenues from different geographic regions for the three months ended March 1, 2002 and February 28, 2001:

(In thousands)                                            2002        2001
---------------------------------------------------------------------------
Revenues:
   United States                                       $92,886     $85,713
   All other                                             4,221       2,519
                                                    -----------------------
Total revenues                                         $97,107     $88,232
                                                    =======================

                                                                                Network
Nine Months Ended March 1, 2002                          Information         Services and
(In thousands)                                            Management           Systems         Other           Totals
-----------------------------------------------------------------------------------------------------------------------
Revenues                                                   $ 110,957         $ 166,568        $     -         $277,525

Income before income taxes, equity in losses of
  affiliated companies, and discontinued
  operations                                                  16,762            38,864              -           55,626

Depreciation and amortization                                  8,480             9,946              -           18,426

Segment assets                                               142,483           434,045              -          576,528

                                                                               Network
Nine Months Ended February 28, 2001                       Information       Services and
(In thousands)                                             Management          Systems         Other           Totals
-----------------------------------------------------------------------------------------------------------------------
Revenues                                                   $ 100,557         $ 151,353        $ 5,862         $257,772

Income before income taxes, equity in losses of
  affiliated companies, and discontinued
  operations                                                  13,174            26,005         (1,872)          37,307

Depreciation and amortization                                 11,973            13,340            269           25,582

Segment assets                                               128,334           364,895              -          493,229


The following presents information about the Company's revenues from different geographic regions for the nine months ended March 1, 2002 and February 28, 2001:

(In thousands)                             2002           2001
---------------------------------------------------------------
Revenues:
   United States                       $264,644       $248,324
   All other                             12,881          9,448
                                    ---------------------------
Total revenues                         $277,525       $257,772
                                    ===========================

NOTE 4 - RESTRUCTURING AND IMPAIRMENT CHARGES:

The past two fiscal years represented a major transition period for the Company. The decision was made to focus management attention on the core information management and network services and systems as well as related Internet initiatives. Accordingly, actions were initiated to eliminate non-core as well as obsolete and redundant product and service offerings. In addition, the Company accelerated clearinghouse integration, consolidation of locations, and associated staff and expense reductions. Total restructuring and asset impairment charges during the second quarter of fiscal 2000 were $34.4 million. Of this total, approximately $10.5 million were cash items that were accrued at the time the charges were incurred. As these actions were finalized and implemented, an additional $2.2 million of restructuring and impairment charges were incurred during the second quarter of fiscal 2001. Of this total, approximately $1.2 million were cash items that were accrued at the time the charges were incurred. As of March 1, 2002, all payments relating to the cash portion of the restructuring charges were complete.

NOTE 5 - DISCONTINUED OPERATIONS:

On January 31, 2001, the Company completed the spin-off of its eCommerce business segment, Global Payments. Additionally, in the third quarter of fiscal 2000, the Company made the decision to divest its management services business and account for this business area as discontinued operations. As a result of the spin-off and divestiture, the Company's financial statements for the nine months ended February 28, 2001 have been prepared with Global Payments' and the management services business' net assets, results of operations, and cash flows displayed separately as "discontinued operations".

The operating results of the discontinued operations for the three and nine months ended February 28, 2001 are summarized as follows:

                                                            Three months ended February 28, 2001
                                                    ---------------------------------------------------
                                                             Global          Management
 (In thousands, except per share data):                  Payments Inc.        Services         Total
-------------------------------------------------------------------------------------------------------
Revenue                                                    $ 53,770          $       -       $  53,770
Operating income                                              8,247                  -           8,247
                                                    ---------------------------------------------------
Net income from discontinued operations                    $      -          $       -       $       -
                                                    ===================================================
Diluted earnings (loss) per share:
   Total                                                   $      -          $       -       $       -
                                                   ----------------------------------------------------

                                                             Nine months ended February 28, 2001
                                                   ----------------------------------------------------
                                                             Global          Management
(In thousands, except per share data):                   Payments Inc.        Services         Total
-------------------------------------------------------------------------------------------------------
Revenue                                                    $223,592          $  21,905       $ 245,497
Operating income                                             40,801                168          40,969
Income from operations, net of tax                           17,056                  -          17,056
Spin-off special charge, net of tax                          (8,733)                 -          (8,733)
                                                    ----------------------------------------------------
Net income from discontinued operations                    $  8,323          $       -       $   8,323
                                                    ====================================================
Diluted earnings (loss) per share:
   From operations                                         $   0.50          $       -       $    0.50
                                                    ----------------------------------------------------
   Spin-off special charge                                 $  (0.26)         $       -       $   (0.26)
                                                    ----------------------------------------------------
   Total                                                   $   0.25          $       -       $    0.25
                                                    ----------------------------------------------------

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental cash flow disclosures are as follows:

                                                             Nine months ended
                                                      ---------------------------------
                                                          March 1,        February 28,
(in thousands)                                              2002              2001
---------------------------------------------------------------------------------------
Net income taxes paid                                     $   696          $   905
Interest paid                                               7,180            3,932
Capital leases entered into in exchange
  for property and equipment                                2,151                -
Non-cash investment in MedUnite, Inc.                      37,458                -
Non-cash investment in TechRx Incorporated                      -           15,306


NOTE 7 - COMPREHENSIVE INCOME:

The components of comprehensive income are as follows:

                                                                Three months ended
                                                        -------------------------------------
                                                          March 1,              February 28,
(in thousands)                                              2002                    2001
---------------------------------------------------------------------------------------------
Net income                                                $ 12,209                  $ 8,649
Foreign currency translation adjustment                     (1,137)                     875
Unrealized holding gain, net of tax                              -                      164
                                                        -----------             -------------
Total comprehensive income                                $ 11,072                  $ 9,688
                                                        ===========             =============

                                                                 Nine months ended
                                                        -------------------------------------
                                                           March 1,             February 28,
(in thousands)                                               2002                   2001
---------------------------------------------------------------------------------------------
Net income                                                $ 35,261                 $ 31,192
Foreign currency translation adjustment                     (1,113)                     565
Unrealized holding gain (loss), net of tax                       -                   (2,410)
                                                        -----------             -------------
Total comprehensive income                                $ 34,148                 $ 29,347
                                                        ===========             =============

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

          In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition and require complex management judgment are discussed below. Information regarding our other accounting policies is included in our Annual Report on Form 10-K for the year ended May 31, 2001. Our consolidated financial statements include the accounts of both NDCHealth and majority-owned and controlled subsidiaries.

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

          We currently maintain significant investments in two privately held entities, each under the cost method. Our investment in TechRx Incorporated was made during the first quarter of fiscal 2001 when the assets of our pharmacy systems business were exchanged for common stock, comprising 8.4% of the voting interest in TechRx Incorporated. Additionally, we received non-voting convertible preferred stock and warrants which are convertible into additional shares of non-voting convertible preferred stock. This net investment was valued at approximately $35.3 million at March 1, 2002. Our ability to exercise the warrants and convert the preferred stock is dependent upon the occurrence of certain future events outside of our control. Exercise of these warrants in full would require an additional investment of approximately $18.5 million. Our investment in MedUnite, Inc. was made during the first quarter of fiscal 2002 when the assets of our physician network services business were exchanged for a 17.9% equity position in MedUnite, Inc. During the third quarter, we made an additional investment on a pro-rata basis along with other founding members of MedUnite. This net investment was valued at approximately $50.8 million at March 1, 2002.

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

          Additionally, we currently maintain an equity method investment in Infopharm Limited, a joint venture with Cegedim, S.A. This investment was made during the third quarter of fiscal 2002 when we contributed our United Kingdom informatics business in exchange for a 50% ownership interest in Infopharm Limited.

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

          Revenue for network services, maintenance and support fees, and database information reporting are generally recurring in nature and represent approximately 75% of our total revenue. Revenue for software licenses and consulting services tend to be non-recurring and represent approximately 25% of our total revenue.

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

          In July 2001, the Financial Accounting Standards Board issued SFAS 142 which deals with, among other things, amortization of goodwill. We adopted this new standard in the first quarter of fiscal 2002. SFAS 142 requires that we no longer amortize goodwill but review for impairment on a regular basis. As part of our adoption of SFAS 142, we completed the initial impairment tests during the second quarter of fiscal 2002 and these tests resulted in no impairment. The adoption of SFAS 142 removed certain differences between book and tax expense; therefore our estimated fiscal 2002 effective tax rate has been reduced to 36.0%. If amortization expense related to goodwill that is no longer being amortized had been excluded from our fiscal 2001 Operating expenses, and our effective tax rate had been 36.0%, diluted earnings per share for the three and nine months ended February 28, 2001 would be increased by $0.05 and $0.15, respectively.

          We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of intangibles, other than goodwill, may warrant revision or may not be recoverable. When factors indicate that intangibles, other than goodwill, should be evaluated for possible impairment, we use an estimate of the future undiscounted net cash flows associated with the asset over the remaining life of the asset in measuring whether the asset is recoverable. If this evaluation indicates a potential impairment, we use discounted cash flows to measure fair value in determining the amount of these assets that should be written off. In our opinion, the identifiable intangible assets are appropriately valued at March 1, 2002.

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

          During the first quarter of fiscal 2002, we sold our physician network services business to MedUnite, Inc. As a result of this alliance, we became a founding investor in MedUnite, along with leading national payers. Although this transaction will result in the short term loss of approximately $10 million in transaction revenue in the current year, the alliance should allow us to receive a growing revenue stream from our physician system customers for network services provided by MedUnite.

          In order to provide a comparison to our continuing business results, the fiscal 2001 financial information for the nine months ended February 28, 2001 presented below has been "normalized" by excluding revenues and operating expenses related to divested businesses of $5.9 million and $5.5 million, respectively; in addition to restructuring and impairment charges of $2.2 million and discontinued operations.

          More information regarding our historical "normalized" results of operations can be found under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended May 31, 2001.

                                                                  Three Months Ended
                                                    ----------------------------------------------   -----------
                                    (In millions)        March 1, 2002          February 28, 2001       Change
                                                    ----------------------      ------------------   -----------
Revenue:
   Information Management                              $  39.0        40.2%     $ 35.3        40.0%         10.5%
   Network Services and Systems                           58.1        59.8%       52.9        60.0%          9.8%
                                                    ------------------------------------------------------------
     Total Revenue                                     $  97.1       100.0%     $ 88.2       100.0%         10.1%
                                                    ============================================================

Operating Income:
   Information Management                              $   7.1        33.6%     $  5.0        32.9%         42.0%
   Network Services and Systems                           14.0        66.4%       10.2        67.1%         37.3%
                                                    ------------------------------------------------------------
     Total Operating Income                            $  21.1       100.0%     $ 15.2       100.0%         38.8%
                                                    ============================================================

                                                                  Nine Months Ended
                                                    ----------------------------------------------   -----------
                                     (In millions)       March 1, 2002          February 28, 2001      Change
                                                    ----------------------  ----------------------   -----------
Revenue:
   Information Management                              $ 110.9        40.0%     $ 100.6        39.9%        10.2%
   Network Services and Systems                          166.6        60.0%       151.3        60.1%        10.1%
                                                    ------------------------------------------------------------
     Total Revenue                                     $ 277.5       100.0%     $ 251.9       100.0%        10.2%
                                                    ============================================================

Operating Income:
   Information Management                              $  17.4        29.0%     $  14.5        33.0%        20.0%
   Network Services and Systems                           42.6        71.0%        29.5        67.0%        44.4%
                                                    ------------------------------------------------------------
     Total Operating Income                            $  60.0       100.0%     $  44.0       100.0%        36.4%
                                                    ============================================================

Consolidated

     Total revenue for the third quarter of fiscal 2002 was $97.1 million, an increase of $8.9 million, or 10%, from the prior year's third quarter. This increase was the result of growth in transaction volumes in the pharmacy and hospital markets, growth in our customer base, increased sales of our physician systems, and new revenues from our expansion in Europe. This 10% increase over the prior year's third quarter would have been 14% without the loss in revenue related to MedUnite in the current year. Total revenue increased $5.0 million, or 5%, from the prior quarter, also reflecting increasing volumes and customer base.

     Total revenue for the first nine months of fiscal 2002 increased to $277.5 million from $251.9 million in the prior year's first nine months. This increase of $25.6 million, or 10%, was the result of increased transaction volumes and growth in customer base in the pharmacy and hospital markets and increased demand for our information management products driven by our expansion in Europe and growth in domestic customer base.

     Cost of service ("COS") expense, as a percentage of revenue, decreased to 49% in the third quarter of fiscal 2002 from 52% in the third quarter of fiscal 2001 due to increased leverage of data costs and our infrastructure. COS expense increased $1.4 million from the prior year's third quarter. This 3% increase, less than the 10% increase in revenue, demonstrates our ability to leverage the fixed costs inherent in our business model while continuing to invest for our future growth.

     COS expense for the first nine months of fiscal 2002, as a percentage of revenue, decreased to 48% from 50% in the prior year's first nine months, again due to the increased leverage of our infrastructure. COS expense increased $8.3 million from the prior year's first nine months. This increase of 7% was lower than our 10% increase in revenue because of our ability to leverage our fixed costs.

     Sales, general and administrative ("SG&A") expense, as a percentage of revenue, increased to 24% in the third quarter of fiscal 2002 from 21% in the third quarter of fiscal 2001 due to increased investment in sales and marketing programs, primarily in our physician business. SG&A expense increased $4.3 million, or 23%, in the third quarter of fiscal 2002 from the same quarter last year reflecting this increased investment. The increased leverage of our infrastructure discussed above should allow us to selectively invest in other areas, such as marketing, while continuing to improve total company operating margin.

     SG&A expense, as a percentage of revenue, was 23% in the first nine months of both fiscal 2002 and fiscal 2001. This margin remained constant as spending in preparation of the spin-off of Global Payments in the prior year was replaced with the increased investments in sales and marketing programs discussed above in the current year. SG&A expense increased $8.2 million, or 14%, in the first nine months of fiscal 2002 from the prior year's first nine months. This increase is reflective of the increased spending discussed above in the current year and exceeds the increase in revenue as we invest in sales and marketing to strengthen our growth.

     Depreciation and amortization ("D&A") expense, as a percentage of revenue, decreased to 6% in the third quarter of fiscal 2002 from 10% in the prior year's third quarter. This decrease was attributable to our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 deals with, among other things, amortization of goodwill. D&A expense, as a percentage of revenue, would have been 9% in the current year's third quarter had SFAS 142 not been adopted. D&A expense decreased $2.7 million from the prior year's third quarter.

     D&A expense, as a percentage of revenue, decreased to 7% in the first nine months of fiscal 2002 from 10% in the prior year's first nine months. This decrease was attributable to SFAS 142 discussed above. D&A expense decreased $6.9 million in the first nine months of fiscal 2002 from the prior year's first nine months.

     Operating income increased 39% to $21.1 million in the third quarter of fiscal 2002 from $15.2 million in the third quarter of fiscal 2001. As a percentage of revenue, the operating income margin increased to 22% in the current year's third quarter from 17% in the prior year's third quarter due to the decreased COS and D&A expense margins discussed above. Operating income increased $1.2 million, or 6%, from this year's second quarter. This 6% increase was greater than the 5% sequential increase in revenue, demonstrating our ability to leverage the fixed costs inherent in our business model.

     Operating income for the first nine months of fiscal 2002 increased 36% to $60.0 million from $44.0 million in the prior year's first nine months. As a percentage of revenue, the operating income margin increased to 22% in the first nine months of fiscal 2002 from 17% the prior year's first nine months. This increase is the result of the decreased COS and D&A expense margins discussed above.

     Total other expense increased to $1.5 million in the third quarter of fiscal 2002 from $1.1 million in the prior year's third quarter. This $0.4 million increase was the net result of multiple factors including an increase of $0.6 million in convertible debt interest expense that was previously shared with Global Payments in the prior year, a decrease of $0.2 million in minority interest credit, and an increase of $0.1 million in interest expense resulting from our short term borrowings. The minority interest credit represents the minority's share of losses attributable to subsidiaries consolidated in our financial statements but not 100% owned by us.

     Total other expense for the first nine months of fiscal 2002 decreased to $4.3 million from $4.8 million in the prior year's first nine months. This decrease was the net result of an increase in convertible debt interest expense that was previously shared with Global Payments in the prior year, an increase in minority interest credit, and interest income earned on our cash reserves in the current year.

     Income before income taxes ("IBIT") increased 39% to $19.6 million in the third quarter of fiscal 2002 from $14.1 million in the third quarter of fiscal 2001 due to the increase in operating income discussed above. IBIT increased $0.9 million from the current year's second quarter, reflecting the increased operating income discussed above.

     IBIT for the first nine months of fiscal 2002 increased 42% to $55.6 million from $39.2 million in the prior year's first nine months. This increase is reflective of the increase in operating income and decrease in other expense discussed above.

     Equity in losses of affiliated companies represents our share of losses incurred by Infopharm Limited, in which we have an equity investment. The loss of $0.3 million in the third quarter of fiscal 2002 was expected as Infopharm is in its start-up phase and is incurring operating losses.

     Diluted earnings per share for the third quarter of fiscal 2002 increased 36% to $0.34 as compared to $0.25 for the prior year's third quarter. Of the increase in diluted earnings per share, approximately $0.05 was attributable to the adoption of SFAS 142. Additionally, losses in our start-up international operations reduced diluted earnings per share in the third quarter of fiscal 2002 by approximately $0.01. Diluted earnings per share increased $0.01 from the current year's second quarter, reflecting the increased IBIT discussed above.

     Diluted earnings per share for the first nine months of fiscal 2002 increased 38% to $0.98 from $0.71 in the prior year's first nine months. Approximately $0.15 of this increase is attributable to the adoption of SFAS 142.

Information Management

     Information Management revenue grew by 10% to $39.0 million in the third quarter of fiscal 2002 from $35.3 million in the third quarter of fiscal 2001, the result of our start-up operations in Western Europe, sales of additional products to existing customers, market acceptance of new products, and growth in new customers. Revenue increased $1.7 million, or 4%, from the current year's second quarter. This increase was the result of the same factors discussed above.

     Information Management revenue for the first nine months of fiscal 2002 increased to $110.9 million from $100.6 million in the prior year's first nine months. This increase of $10.3 million, or 10%, was the result of new revenues from start-up operations in Western Europe and new products and services being offered to both new and existing customers.

     Operating income for the third quarter of fiscal 2002 was $7.1 million compared to $5.0 million in the third quarter of fiscal 2001. This 42% increase in operating income was the result of increased leverage of our data costs as revenue increased and the reduced amortization expense resulting from our adoption of SFAS 142, partially offset by operating losses in our European operations. Operating income increased $1.3 million from the second quarter of fiscal 2002 reflecting the increase in revenue and the leveraging of our data costs.

     Operating income for the first nine months of fiscal 2002 increased to $17.4 million from $14.5 million in the prior year's first nine months. This increase of $2.9 million, or 20%, was reflective of the increase in revenue, reduced amortization expense, and losses in our European operations discussed above.

Network Services and Systems

     Network Services and Systems revenue increased 10% to $58.1 million in the third quarter of fiscal 2002 from $52.9 million in the prior year's third quarter primarily due to increased demand for our value added services in the pharmacy and hospital markets as well as growth in our physicians systems business. This 10% increase over the prior year's third quarter would have been 16% without the loss in revenue related to MedUnite in the current year. Revenue increased $3.4 million, or 6%, from the current year's second quarter.

     Network Services and Systems revenue for the first nine months of fiscal 2002 increased to $166.6 million from $151.3 million in the prior year's first nine months. This increase of $15.3 million, or 10%, was the result of growth in transaction volumes in the pharmacy and hospital markets as well as growth in our physicians systems business.

     Operating income for the third quarter of fiscal 2002 was $14.0 million compared to $10.2 million in the third quarter of fiscal 2001. This 37% increase in operating income was reflective of the 10% increase in revenue, reduced amortization expense resulting from our adoption of SFAS 142, and increased leverage of our infrastructure. Operating income decreased $0.1 million from the current year's second quarter, due to increased investment in sales and marketing programs in our physician systems business.

     Operating income for the first nine months of fiscal 2002 increased to $42.6 million from $29.5 million in the prior year's first nine months. This increase of $13.1 million, or 44%, was reflective of the increase in revenue, reduced amortization expense and increased leverage of our infrastructure discussed above.

Liquidity and Capital Resources

     Cash flow generated from operations provides us with a significant source of liquidity to meet our needs. At March 1, 2002, we had cash and cash equivalents totaling $81.1 million. Net cash provided by operating activities decreased $2.1 million to $53.5 million for the first nine months of fiscal 2002 compared to $55.6 million for the first nine months of fiscal 2001. This difference is driven primarily by the source of deferred tax assets used to reduce current tax payments. Deferred tax assets used in the prior year were related to "Restructuring and impairment charges" and as such the cash provided by the use of the assets is displayed in "Cash flows from operating activities." The deferred tax assets used in the current year are related to discontinued operations, therefore the cash provided by the use of these assets is displayed in "Cash flows from discontinued operations." Additionally, changes in assets and liabilities, other than Income taxes, used $6.3 million in the first nine months of fiscal 2002 compared to $15.2 million in the first nine months of fiscal 2001.

     Net cash used in investing activities was $43.8 million for the first nine months of fiscal 2002 compared to $46.5 million for the first nine months of fiscal 2001. Capital expenditures were $1.8 million less in the first nine months of the current year than in the same period of the prior year. This reduction is due mainly to timing of expenditures as we continue to invest in capital expenditures related to growth in our business and acceleration of certain strategic initiatives. We expect capital spending for the full fiscal year to be similar to the prior fiscal year. Net cash used in investing activities increased $7.4 million, to $17.6 million, from the first six months of the current fiscal year primarily due to an additional investment in MedUnite. This additional investment was made on a pro-rata basis along with the other founding members of MedUnite.

     Net cash provided by financing activities was $50.0 million for the first nine months of fiscal 2002 compared to the use of $72.7 million in the prior year's first nine months. This change is due primarily to Net short-term borrowings of $50.0 million in the current year versus payments of $68.5 million in the prior year. During the third quarter of fiscal 2002, we exercised our option to convert $50.0 million outstanding under our unsecured line of credit to a term loan repayable in January 2003. During the third quarter of fiscal 2001, all of the borrowings outstanding under our previous unsecured line of credit were repaid in full at the time of the spinoff of Global Payments. Cash provided by stock activities increased to $6.2 million in the first nine months of fiscal 2002 from $5.3 million in the first nine months of fiscal 2001. These stock activities are primarily related to the exercises of employee stock options and issues under the employee stock purchase plan. Additionally, because the amount of our quarterly dividend was reduced in the third quarter of fiscal 2001 following the spin-off of Global Payments, cash used for payment of dividends decreased to $4.1 million in the first nine months of fiscal 2002 from $7.4 million in the prior year's first nine months.

     Net cash provided by discontinued operations was $8.9 million for the first nine months of fiscal 2002 compared to $87.9 million for the first nine months of fiscal 2001. This change is due primarily to the Cash dividend from Global Payments Inc. of $77.6 million in the prior year. Deferred tax assets attributed to our discontinued operations discussed above provided $15.6 million in the first nine months of fiscal 2002. Net cash used in discontinued operations of $6.6 million in the first nine months of fiscal 2002 consists of payments made in the settling of liabilities of our discontinued operations. Cash provided by discontinued operations of $10.3 million in the first nine months of fiscal 2001 consisted primarily of the net income from discontinued operations.

     We previously had a credit facility with a one-year term providing a $50 million unsecured revolving line of credit and an option for us to convert any outstanding borrowings at the maturity date to a term loan repayable at the first anniversary of the initial maturity date, or January 27, 2003. As discussed above, we exercised this option during the third quarter and converted $50 million outstanding under the unsecured line of credit to a term loan.

     We believe that our current level of cash on hand, future cash flows from operations, and the current term loan are sufficient to meet our operating needs in calendar year 2002. We expect to arrange new financing before the maturity date of the term loan in January 2003 and are evaluating various options for providing additional liquidity. This may be through the issuance of additional debt or equity resulting in the replacement of all or a portion of the debt outstanding, including the convertible debt, at the time of issuance.

Quantitative and Qualitative Disclosure About Market Risk

     There have been no significant changes in our market risk from that disclosed in our Annual Report on Form 10-K for the year ended May 31, 2001.

Forward Looking Results of Operations

     The impact of the implementation of SFAS 142 in the first, second, and third quarters was an addition of approximately $0.05 to diluted earnings per share in each quarter. We estimate that the annual impact of SFAS 142 will be an addition of approximately $0.20 to diluted earnings per share in fiscal 2002. Additionally, we reduced the fiscal 2002 effective tax rate to 36.0% due to our application of this new standard.

     We believe that we are well positioned to provide processing and information products and services to the healthcare industry in the future. Based on observed market conditions and our results for the nine months ended March 1, 2002, our expectation remains that revenue for fiscal year 2002 will be in the $375-385 million range resulting in diluted earnings per share in the range of $1.30 to $1.34, including the impact of approximately $0.20 for the SFAS 142 accounting change.

     While past performance does not guarantee future results, we are committed to continuing to sustain quality earnings growth. Our strategy to attain growth is to position our company for continued future success through ongoing investment in new market opportunities as well as through strategic alliances and acquisitions. We also intend to continue expansion into additional market segments related to our two primary segments. We intend to continue to make investments in new technology infrastructure and productivity tools to ensure long-term competitiveness and maximize operating capacity and efficiency.

Forward-Looking Information

     When used in this Quarterly Report on Form 10-Q, in documents incorporated herein and elsewhere by management of NDCHealth Corporation, formerly National Data Corporation, ("NDCHealth" or the "Company"), from time to time, the words "believes," "anticipates," "expects," "intends," "plans" and similar expressions and statements that are necessarily dependent on future events are intended to identify forward-looking statements concerning the Company's business operations, economic performance, financial condition, and sources of future financing. These include, but are not limited to, statements regarding the Company's business strategy and means to implement the strategy, the Company's objectives, future capital expenditures, the effective tax rate, the likelihood of the Company's success in developing and introducing new products and expanding its business, and the timing of the introduction of new and modified products or services. For such statements, the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 is applicable and invoked. Such statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies that are subject to change. Actual revenues, revenue growth and margins will be dependent upon all such factors and subject to risks related to the implementation of changes by the Company, the failure to implement changes, and customer acceptance of such changes or lack of change. There can be no assurance of the expected benefits and prospects for alliances that may be entered into from time to time. These alliances involve risks and uncertainties, including market and customer acceptance of the relationship, the effect of economic conditions, competition, pricing, and development difficulties. Actual results of events could differ materially from those anticipated in the

Company's forward-looking statements as a result of a variety of factors, including: (a) those set forth under the caption "Additional Factors that May Affect Future Performance" in the Company's Annual Report on Form 10-K for the period ended May 31, 2001 which are incorporated herein by this reference; (b) those set forth elsewhere herein; (c) those set forth from time to time in the Company's press releases and reports and other filings made with the Securities and Exchange Commission; and (d) those set forth from time to time in the Company's analyst calls and discussions. In addition, the Company is currently unable to assess the impact, if any, on its financial performance that may result from the economic effects of the September 11, 2001 or any future terrorist attacks on the United States. The Company cautions that such factors are not exclusive. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof, or thereof. The Company undertakes no obligation to update forward-looking or other statements or to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

                                     Part II

ITEM 1 - PENDING LEGAL PROCEEDINGS
----------------------------------

     We are involved in litigation related to our divested Physician and Hospital Support Services and Hospital Management Services (PHSS) units. We have obtained a ruling from the European Commission ordering IMS Health to license its structure for organizing pharmaceutical sales data to us. Subsequent to this ruling, IMS Health obtained an injunction from the Frankfurt Regional Court to prevent us from distributing data in this format. A hearing to review this injunction is scheduled for May 2002 in the Frankfurt Court of Appeals. We are unable to predict whether IMS Health may be successful in overturning the EC ruling. Additionally, we are party to a number of other claims and lawsuits incidental to our business.

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

     None

ITEM 5 - OTHER INFORMATION
--------------------------

     None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits:

     None

(b)  Reports Filed on Form 8-K:

     NDCHealth Corporation's Current Report on Form 8-K dated December 19, 2001, was filed on December 19, 2001, reporting as an exhibit under Item 7 the Company's press release dated December 19, 2001 and under Item 9 the Company's release of financial information including revenue and earnings expectations for the remainder of the fiscal year.

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

Date: March 22, 2002