Form 10-K
period 2002-05-31
NDCHEALTH CORP
filed 2002-08-28
CIK 70033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2002
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .

Commission File No. 001-12392

NDCHealth Corporation
(Exact name of registrant as specified in its charter)

Delaware	58-0977458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

NDC Plaza Atlanta, Georgia	30329-2010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (404) 728-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $.125 Per Share	New York Stock Exchange
Series A Junior Participating Preferred Stock Purchase Rights	New York Stock Exchange
5% Convertible Subordinated Notes due 2003	New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was $704,973,267 based upon the last reported sale price on The New York Stock Exchange on August 20, 2002 using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by all directors and officers of the registrant, some of whom may not be held to be affiliates upon judicial determination.

The number of shares of the registrant’s common stock, par value $.125, outstanding as of August 20, 2002 was 34,695,313 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Form 10-K
Portions of the Company’s Definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders to be held on October 24, 2002	Part III

NDCHEALTH CORPORATION

2002 FORM 10-K ANNUAL REPORT

SPECIAL CAUTIONARY NOTICE REGARDING
FORWARD LOOKING STATEMENTS

When used in this report, the exhibits hereto, in documents incorporated herein and elsewhere by management of NDCHealth Corporation, the words “believes,” “anticipates,” “expects,” “intends,” “plans” and similar expressions and statements that are necessarily dependent on future events are intended to identify forward-looking statements concerning the Company’s business operations, economic performance and financial condition. These include, but are not limited to, statements regarding the Company’s business strategy and means to implement the strategy, the Company’s objectives, future capital expenditures, sources and cost of future financing, the effective tax rate, the likelihood of the Company’s success in developing and introducing new products and expanding its business, the timing of the introduction of new and modified products or services, the ability to consummate and integrate acquisitions, and the expected benefits and prospects for acquisitions and alliances. For such statements, the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 is applicable and invoked. Such statements are based on a number of assumptions, estimates, projections or plans that are inherently subject to significant risks, uncertainties and contingencies that are subject to change. Actual revenues, revenue growth and margins will be dependent upon all such factors and results subject to risks related to the performance of our various investments and alliances, including MedUnite, estimates of the valuation of these investments, the application of accounting standards, the implementation of changes by the Company, the failure to implement changes, customer acceptance of such changes or lack of change and the availability and cost of necessary financing. Actual results of events could differ materially from those anticipated in the Company’s forward-looking statements as a result of a variety of factors, including: (a) those set forth under the caption “Additional Factors That May Affect Future Performance” in Item 7 of this report; (b) those set forth elsewhere herein; (c) those set forth from time to time in the Company’s press releases and reports and other filings made with the Securities and Exchange Commission; and (d) those set forth from time to time in the Company’s analyst calls and discussions. In addition, the Company is currently unable to assess the impact, if any, on its financial performance that may result from the economic effects of the September 11, 2001 or any future terrorist attacks on the United States. The Company cautions that such factors are not exclusive. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update forward-looking or other statements or to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

PART I

Item 1.     BUSINESS

General

NDCHealth Corporation is a leading healthcare information services company that services pharmacies, hospitals, physicians, payers, and pharmaceutical manufacturers. It is a Delaware corporation incorporated in 1967. On October 25, 2001, our stockholders adopted a proposal to change our name from National Data Corporation to NDCHealth Corporation to create a strong brand identity in the healthcare marketplace.

Since the spin-off of Global Payments Inc. on January 31, 2001, we have operated solely as a network based healthcare information company. We are a leading provider of value-added electronic health information processing services for pharmacy, pharmaceutical manufacturer, hospital, physician, and payer markets. Today, NDCHealth is connected to over 90% of U.S. and Canadian pharmacies, more than 25% of the nation’s hospitals and over 1,000 healthcare payers. We provide services to more than 100 pharmaceutical manufacturers and have sold systems to more than 100,000 physicians and more than 25% of U.K. pharmacies. We are in the early phases of expanding internationally by establishing information services businesses in Germany and the United Kingdom. We believe that our connectivity and relationships across multiple segments of healthcare (pharmacy, pharmaceutical manufacturers, hospitals, physicians, payers, and distributors) positions us to provide integrated information solutions to improve the efficiency and effectiveness of healthcare.

As an integrated health information company, we are a leader in providing automated financial, administrative, and selective clinical healthcare transactions and in delivering innovative information solutions that generate value for our customers. We are executing a business strategy to evolve a value added intelligent network and information products provider to an integrated healthcare information solutions company. Our strategy is to continue to expand our markets connectivity and add new application content as we offer our customers high quality, quantifiable value-added information solutions in healthcare. We seek to achieve this strategy by leveraging the assets of our two business segments, Network Services and Systems and Information Management, and growing a sustainable business model with a consistent base of recurring revenues.

Our NDCHealth Intelligent Network is the cornerstone of our Network Services and Systems segment and transmits information from healthcare providers such as physicians, hospitals and pharmacies to third party payers including private insurance carriers, managed care organizations and government programs for reimbursement. We also link pharmaceutical manufacturers and wholesalers with providers and payers. We offer information processes including claims submission and adjudication, customized validation and proprietary message editing, eligibility verification, remittance advice, referral authorization, prescription ordering, and refill authorization. Our point-of-service systems in pharmacies, hospitals, and physician offices are the entry and exit points for information to and from our

NDCHealth Intelligent Network. Through our network, we are partnering with our customers to improve efficiency and effectiveness in healthcare. Some examples include: real time eligibility verification, drug formulary and inventory management, and facilitation of prompt payment for products and services.

Our Information Management segment provides customers with solutions from our NDCHealth Information Repository, a database of healthcare business information which includes pharmaceutical distribution, pharmaceutical sales, and medical services information. We transform this large volume of drug sales, prescribing physician, and de-identified patient data into information solutions that can help our customers better analyze their markets, more effectively develop and position their product offerings, and ultimately better understand the effectiveness of drug therapies.

The integrated information solutions that we provide from our Network Services and Systems and Information Management segments enable us to partner with our customers to improve business performance and to enhance the quality of patient care. Our applications help customers better manage revenue and accelerate cash flow, reduce overhead costs, react quickly to changing market conditions, improve business operations and streamline administrative processes. Our integrated business model generates revenue consisting of recurring transaction processing fees, recurring maintenance and support fees, information management subscription fees, consulting services and software license revenue.

We believe that the healthcare market offers attractive opportunities for continued growth. As we execute our strategy, we seek to increase both our penetration of existing markets and to enter new, related markets through the development of new integrated information solutions. Additionally, we are expanding our distribution channels and, where appropriate, partnering with other companies with complementary products, services, development, and/or distribution capabilities to achieve our vision of being the leading integrated health information company.

Acquisitions, Investments and Strategic Alliances

From time to time, we have made acquisitions and investments and entered into strategic alliances in an effort to obtain a competitive advantage or an expanded presence in targeted markets.

During July 2001, in exchange for the assets of our physician network services business, we received an equity interest and became an investor in MedUnite, Inc. along with the following leading U.S. health insurance companies: Aetna, Anthem, CIGNA, Health Net, Oxford, PacifiCare, and Wellpoint Health Networks. MedUnite offers a nationwide EDI-based transaction system to connect providers and payers. We exclusively market MedUnite’s physician network services to customers who use our practice management systems. As a provider of physician practice management software, our objective in our alliance with MedUnite is to provide additional application capabilities for our physician customers.

We continue to believe that our relationship with MedUnite provides important strategic value to NDCHealth. We believe that a recapitalized MedUnite will continue to offer us the ability to provide the additional application capabilities of MedUnite’s physician network services to our physician customers. Additionally, we continue to believe there is the potential to increase the number of U.S. physicians who submit claims electronically and that such an increase should allow us to receive a growing revenue stream from our association with MedUnite.

During the third quarter of fiscal year 2002, we entered into a joint venture with Cegedim, S. A. to create Infopharm Limited. Infopharm was created with the combination of NDC Pharma Services, Ltd., our United Kingdom informatics business, and Cegedim’s Infosante subsidiary, also a United Kingdom informatics business. Infopharm is headquartered in the United Kingdom and provides sales and marketing information services to U.K. pharmaceutical companies.

In May 2002, we acquired a controlling interest in TechRx Incorporated. TechRx is a leading provider of pharmacy software that automates the prescription fulfillment process. TechRx systems provide pharmacy customers with an integrated solution for in-store operations, centralized processing and connectivity to payers and physicians.

We were formerly a minority shareholder in TechRx and in the fourth quarter of fiscal 2002 entered into an Agreement and Plan of Merger under which we agreed to acquire the remaining stock in a two-step transaction. Under the first step, we acquired a controlling interest through the purchase of additional common stock and the conversion of non-voting convertible preferred stock for an additional investment in TechRx common stock of approximately $51.0 million. Under the second step, which would close in the fourth quarter of fiscal 2003, if certain conditions are met, we will acquire the remaining shares in TechRx from minority shareholders. The amount of the purchase price will be determined based upon the satisfaction of certain financial and operational milestones by TechRx and is expected to be in the range of $100 million to $200 million.

Also in May 2002, we acquired selected ScriptLINE assets from Arclight Systems, LLC. ScriptLINE provides value-added edits for healthcare claims which enhance the profitability of pharmacies. ScriptLINE complements our existing pharmacy network services business and expands the comprehensive suite of edits available to customers. We intend to integrate ScriptLINE into our existing pharmacy network platform to provide for efficient processing, customer support and product development operations.

In conjunction with the acquisition of the ScriptLINE assets, we entered into a strategic alliance with the Pharmaceutical Distribution and Provider Services segment of Cardinal Health, Inc. to jointly market and develop products and services for the healthcare industry. Cardinal Health is a leading provider of products and services supporting the healthcare industry. As part of the alliance, NDCHealth editing services under the ScriptLINE brand will continue to be offered to pharmacies exclusively by Cardinal Health. This strategic alliance also provides for joint development of additional marketing programs, products and services.

For additional information regarding our acquisitions, please see Note 2 of the Notes to the Consolidated Financial Statements. We believe that selective acquisitions, investments and strategic alliances will continue to be important to our ability to compete effectively.

Products, Services and Distribution Channels

We conduct our business in two primary segments, Network Services and Systems, which we offer to healthcare providers and payers, and Information Management which we offer to pharmaceutical manufactures. More information concerning segments can be found in “Note 12—Segment Information” in the Notes to Consolidated Financial Statements.

Network Services and Systems Solutions

We believe our NDCHealth Intelligent Network and point-of-service systems offer opportunities to streamline our provider and payer customers’ workflow, improve their cash flow, provide real-time information to help providers better manage their practices, and give the healthcare industry methods to assure a higher quality of care at a lower cost. Our NDCHealth Intelligent Network connects pharmacies and over 1,000 hospitals to hundreds of benefit plans, using batch and online connectivity. We process over two billion healthcare transactions annually. The point-of-service systems that we offer help our customers improve efficiency and reduce costs while also serving as an additional source of transaction volume for our intelligent network.

We offer payers customized real-time electronic connectivity to our provider networks through the NDCHealth Intelligent Network for claims/encounter editing, submission and adjudication, eligibility verification, remittance advice, referral authorization, and claim status and tracking.

We believe that with the growing acceptance of healthcare technology and the need to speed payment while reducing costs and improving the quality of care, there will be an increase in the number and types of electronic healthcare transactions. Many of the new transaction types may have broad impact across the healthcare continuum. For example, new solutions such as electronic prescriptions create new information management needs as well as directly impacting the way physicians, hospitals, pharmacies and payers practice and do business. Other examples include electronic referrals by physicians to hospitals and the increased use of medical data by physicians, hospitals and other providers to satisfy new types of healthcare information needs.

We are positioned to take advantage of these opportunities, and we have committed development resources to these emerging markets. Accordingly, we expect growth opportunities from further automating our existing customers. This will happen as a result of the continued increase in transactions as the population ages and increased use of electronic transmission for both existing and new transaction sets. We have developed and continue to expand distribution channels for our solutions through our direct sales force, alliance partners, value-added resellers, direct mail, and inside sales force.

Our primary competitors in providing Network Services and Systems solutions are providers’ own in-house solutions, WebMD, Misys, and Vitalworks.

Pharmacy Solutions

We offer solutions for the pharmacy industry which allow pharmacies to access customer service and marketing information, enhance the accuracy of reimbursements thereby reducing costs, efficiently and accurately handle claims and better manage risks. Our pharmacy solutions include transaction processing, information management services, value-added pre-and post- transaction edit processes, payer adjudication services and, through our majority interest in TechRx, in-store and chain-wide practice management systems.

We offer pharmacies transaction processing solutions through our core clearinghouse connectivity between pharmacies and third party payers. We offer real-time claim adjudication through our Rx Claim Management Services. Additionally, NDC Pre & Post Editing performs real-time validation and data management of pharmacy claim submission data to enhance the accuracy of claim pricing and minimize claim submission errors. These solutions will be enhanced with edits obtained from our ScriptLINE acquisition.

Our NDC Market Share Services and NDC Pharmacy Market Analyzer products, along with our Prescription Price Analyzer and Prescription Sales Analyzer, allow retail pharmacies to optimize their profitability and remain competitive. These solutions offer features such as market share information, cause and effect analyses and the ability to effectively price prescription drugs and view prescription sales performance data.

Our Source ID and Consensus solutions enable pharmacies to determine that prescriber databases and call files are current and complete. Source ID and Consensus help eliminate prescriber information inaccuracies, reduce errors, and maintain a high level of reliable prescriber information on an ongoing basis.

Our recent agreements with TechRx, ScriptLINE and Cardinal Health should bring us additional customers, expand the comprehensive suite of edits available to our existing customers, and enhance our pharmacy market position. We will be able to provide pharmacies with software that automates the prescription fulfillment process, from order receipt and insurance adjudication to dispensing.

More than ninety percent of the pharmacies in North America and twenty-five percent of the pharmacies in the United Kingdom use our value added services, totaling over 65,000 chain, independent, mail order, managed care and institutional outlets.

Our pharmacy solutions are currently offered in the United States, Canada and the United Kingdom through our direct sales force and alliance partners. We compete with many companies; however, based on the number of pharmacies served, we believe that we are the largest provider of pharmacy systems and transaction processing solutions in North America, and a leading provider of pharmacy systems in the United Kingdom.

Hospital Solutions

We have over 1,000 hospital and health system customers. We offer our customers solutions that facilitate compliance maintenance and monitoring, contract and reimbursement management and administrative support.

Our solutions streamline the process for submitting hospital and physician professional fee claims, allow providers to electronically transmit patient statements, allow other statement types to be professionally printed and mailed, and offer automated online applications that address the specific document storage and retrieval needs of hospital and health system businesses. Over 80% of our hospital customers process claims through our NDCHealth Intelligent Network.

We recently began beta testing of ePremis, a new browser-based version of our hospital solution that helps ensure the accuracy and completeness of submitted claims. This new product offers our customers an enhanced set of editing services that can be accessed from any terminal in the hospital, providing maximum flexibility and personnel efficiency. ePremis will be available as both a turn-key system installed in the hospital or as a remotely hosted application centrally managed by NDCHealth.

We compete with many companies in offering hospital solutions; however, we believe that we are among the largest providers of network transaction solutions to hospitals in North America in terms of numbers of hospitals. Our hospital solutions are offered in the United States through our direct sales force as well as through multiple strategic alliances.

Physician Solutions

We provide physicians with the resources necessary to streamline both billing and other internal processes such as scheduling, increase productivity and optimize accurate reimbursement. We offer our physician customers the ability to electronically submit claims to payers through our alliance with MedUnite, confirm a patient’s eligibility status and transmit patient statements to be professionally printed and mailed.

Our MediSoft, Lytec and Concept Practice Management solutions are used for scheduling, patient demographics, insurance claim printing, electronic claim submission, accounts receivable tracking, and practice management reporting in healthcare practices and billing services.

Our physician solutions are offered in the United States through value-added resellers, direct mail, our inside telemarketing sales force, and alliance partners. Our major competitors in providing physician solutions are WebMD, Mysis, Vitalworks, and numerous smaller competitor solutions.

Information Management Solutions

We provide innovative decision-support solutions enabling pharmaceutical manufacturers to evaluate performance and develop strategies for improved marketing and sales efforts. We collect data from retail pharmacies, drug wholesalers, our NDCHealth Intelligent Network, and manufacturers to give our customers a complete source of information on which to base their business decisions.

Sales Compensation, Targeting and Profiling Products and Services

Our sales compensation solutions empower pharmaceutical manufacturers to be more competitive and profitable. We offer a suite of products and services to monitor sales force performance, provide decision-support for sales compensation, sales force sizing and alignment, and improve sales detailing effectiveness through more accurate physician demographic information. The following products and services are offered for the domestic United States and may be delivered to customers in a variety of media, including electronically via email, the Internet, CD-ROM’s, magnetic tape, and paper reports.

Our sales compensation offerings include:

•
NDC Territory Manager is our projected zip code-level prescription information service designed as a sales performance measurement tool. NDC Territory Manager reports projected, prescriber-linked retail prescription data for specific customer-defined markets and sales force alignments.

•
NDC Territory Analyzer, an online subscription service, functions as a personal information management department for determining sales force compensation, identifying sales opportunities, allocating sales resources and measuring sales force performance for the customer defined markets and sales force alignments.

•	NDC Sales & Marketing Analyzer is a web-enabled decision-support tool enabling detailed analysis of sales, marketing and managed care performance by customer-defined products and markets.

•	NDC Mail Order provides a comprehensive retail prescription market view that enables effective marketing strategies by tracking the prescriptions dispensed by mail service pharmacies

•
NDC Practitioner Address and NDC Address Consensus help pharmaceutical manufacturers maximize the effectiveness of sales call files by providing accurate up-to-date call file information to verify prescribers’ demographic information, and validate names and registration numbers as well as address information.

•
NDC Practitioner Validation Service (PVS) is the most comprehensive and reliable compliance service validating whether or not a practitioner is eligible to receive samples in accordance with the Prescription Drug Marketing Act (PDMA).

•
NDC Pharmaceutical Rx Q&A+ and NDC Pharmaceutical Non-Retail Q&A+ are web-based decision support tools that allow pharmaceutical manufacturers to access retail or non-retail sales information for their specific therapeutic markets from any web browser in the world.

Our Physician Targeting & Profiling suite includes:

•
NDC Prescriber Offering allows pharmaceutical manufacturers to identify, target and understand their high-potential prescribers using the industry’s first projected prescriber level prescription database with products including NDC Prescriber, NDC Prescriber Profiles and NDC Prescriber Payer.

•
NDC LaunchTrac reports weekly prescribing activity for newly launched pharmaceutical products, line extensions and existing products. NDC eLaunchTrac provides the same market intelligence electronically.

•
NDC Non-Retail is a comprehensive source for tracking wholesaler distribution sales data sold into non-retail institutions such as hospitals, clinics, long-term care facilities, and mail order pharmacies.

•
NDC Institution Outflow provides information needed to measure and understand how hospital prescribing practices impact a pharmaceutical manufacturer’s retail prescription sales. NDC Institution Outflow’s detailed reports enable companies to target hospitals and prescribers more effectively and enhance the accuracy of retail sales performance measurements.

Our Managed Care Solutions link prescription information to the form of payment for targeting prescribers by their plan affiliations, evaluating sales performance by managed care plans and monitoring contract compliance.

•
NDC Payer Rx links prescriptions to the form of payment, whether third party plan, Medicare or cash, for profiling and targeting managed care plans and prescribers, measuring territory sales performance by method of payment, and allocating sales and marketing resources.

•
NDC Managed Care Analyzer is a web-enabled analysis and decision-support tool that provides multiple levels of information on prescription activity among third-party payers for pharmaceutical manufacturers to deploy sales resources, profile and target payers, or devise contract strategies and track plan performance.

Marketing Research & Consulting Services

Our Research & Consulting business provides information, solutions and industry expertise to help sales and marketing professionals transform market data into successful marketing strategies.

•
The NDC Pharmaceutical Audit Suite (PHAST) allows healthcare market researchers and executives to view the most complete and timely source of pharmaceutical sales information across all therapeutic areas, geographies, classes of trade and manufacturers. PHAST is used for determining new market licensing, acquisition and R&D opportunities, evaluating co-promoting effectiveness, forecasting, and tracking new product launches

•
NDC Patient Studies give researchers insight into patient behavior. Using comprehensive anonymized encrypted patient-linked longitudinal data, manufacturers can understand the dynamics of patient compliance, persistency, product switching, patient share and counts as well as measuring the impact of direct to consumer (DTC) campaigns on patient use.

•	Market Segmentation and Product Positioning are custom studies that integrate prescribing information with primary research to determine physician beliefs and attitudes to provide the most actionable understanding of physician prescribing patterns.

•	NDC DTC Planning and ROI Evaluation helps manufacturers predict and evaluate the effectiveness of promotions of all types.

•	NDC AdoptRx helps manufacturers identify the prescribers who are most likely to adopt a new product, thus improving the effectiveness and accuracy of physician detailing.

•
Outcomes Research provides customized research studies for providing a competitive advantage by investigating a wide range of disease treatment information by managed care, physician, and hospital claims data.

We provide information management solutions to more than 100 pharmaceutical manufacturers.

Our information solutions are offered in the United States and in early phase operations in the United Kingdom and Germany through our direct sales force. Our primary competitors in providing these solutions are IMS Health, Verispan, and Arclight.

Our Network Services and Systems solutions distributed to the pharmacy, hospital, physician, and payer markets have historically represented between 55% and 60% of our total revenues. Our Information Management solutions have historically represented between 40% and 45% of our total revenue.

Healthcare Market

We believe that the integrated services that we offer to the healthcare industry place us strategically in the center of a very dynamic marketplace. Because of our unique position, we manage healthcare related information from the point of patient contact through the point of payment and maintain the high standards required for patient confidentiality.

There is a growing worldwide need in healthcare for technology based services and comprehensive information solutions. We believe that our integrated solutions provide information and services useful in reducing administrative and other related healthcare costs and expenses and enhancing the quality of care. Additionally, the aging worldwide population is driving demand for improved information technology services relating to the healthcare industry. Because a high percentage of healthcare transactions are still handled using manual, paper-based methods, or are not being consistently performed, we believe that the healthcare industry is one of the largest untapped markets for providing integrated information solutions. Our solutions provide the tools to help providers and payers reduce administrative expense and improve the clinical experience, while at the same time providing a robust source for statistical and analytical information required by our customers.

Government Regulation

The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. These factors affect the purchasing practices and operation of healthcare organizations including our customers. Federal and state legislatures and agencies periodically consider programs to reform or revise the U.S. healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. In some instances, regulatory change has a positive impact on our business representing potential for new applications and services. However, we are unable to predict future proposals with any certainty or to predict the effect they would have on our business.

In addition, a number of recent legislative and regulatory changes may significantly impact our business. Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, Congress required, among other things, the adoption of rules to establish standards and requirements for the electronic transmission of certain health information. These rules also govern the use, disclosure, and security of patient-identifiable health information, and apply to certain of our operations as well as the operations of many of our customers. See a more detailed discussion in “Additional Factors That May Affect Future Performance.”

Operations and Systems Infrastructure

We operate multiple data and customer support facilities. The primary facilities are in Atlanta, Georgia; Phoenix and Gilbert, Arizona; Tulsa, Oklahoma; Pittsburgh, Pennsylvania; Toronto, Canada; the United Kingdom; and Germany. During fiscal 2002, management of all of our U.S. data centers and communication network was centralized under our Chief Technology Officer. This centralization allows us to ensure control and consistency in technology, procedures, and security throughout the Company.

Because of the large number and variety of our products and services, we do not rely on a single technology to satisfy our sophisticated computer systems needs but instead employ technology that is suitable for each particular processing requirement. Given this approach, we utilize (i) fault-tolerant computers for high volume, real-time transaction processing; (ii) client-server technology for end-user database applications; (iii) large scale transaction and batch data processing systems for central host system requirements; and (iv) HP, Compaq, SUN, IBM, UNIX, Dell, NT and Windows-based systems for specialized communication and database applications systems. The larger systems are linked via high speed, fiber-optic based networked backbones for file exchange and inter-system communication purposes; other systems use high speed LAN and WAN connections. The bulk of these system connections utilize the Internet TCP/IP architecture. We also maintain storage systems connected to the backbones, including robotic tape libraries and optical storage for archival purposes. Our systems are supported using advanced network control by our experienced systems, operations and production control staffs.

Our communications network is made up of numerous discrete networks, each designed for a unique market requirement. We maintain four primary communications networks in addition to our support of the public Internet: a dial-up, short transaction network; a private line nationwide high bandwidth network; a frame relay network; and a dial-up voice/data network for interactive and voice traffic. We also maintain a number of support services offering wireless, Internet and ISDN connectivity. The network environment supports a diverse set of telecommunication protocols to respond to its diverse customer requirements.

Research and Development

During fiscal 2002, 2001, and 2000, we expended approximately $18.9 million, $17.5 million, and $20.7 million, respectively, on activities relating to the development and improvement of new and existing products and services. In fiscal 2000 we began a restructuring program, which included the consolidation of clearinghouses and elimination of obsolete and redundant products and services, as we focused on cost containment. The result was a decline in spending from 2000 to 2001 as we performed less maintenance on older products that had been eliminated. Instead, we focused on developing new products that would generate additional revenue which is reflected in the increase in spending from 2001 to 2002. Additionally, the divestiture of our Physician services business in the first quarter of fiscal 2002, where historically we had expended more on maintenance projects, allowed us to focus on the development of these new products.

We capitalize the cost of developing software held for sale to our customers as well as software used internally to provide services to our customers. In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” and Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” capitalization of costs begins when technological feasibility has been established, or during the application development phase, and ends when the product is available for general release to customers. In accordance with these standards, approximately $12.0 million, $9.0 million, and $9.6 million of our total development expense were capitalized in fiscal 2002, 2001, and 2000, respectively, resulting in net development expenses of approximately $6.9 million, $8.5 million, and $11.1 million, respectively. The increased capitalization in 2002 resulted from the increased level of new product development as discussed below. Conversely, the reduction of spending on maintenance of older products resulted in lower net expense in 2002.

Newly Added Products and Services

We are committed to providing solutions that allow our customers to improve their efficiency, lower cost and enhance the overall quality and predictability of patient care outcomes. In keeping with this philosophy, this year we introduced several new products, some of which are described below.

NDC Prescription Price Reporter enables retail pharmacies to optimize their cash prescription pricing in their regional market. This new product allows for the analysis of cash pricing for the top 250 multi-source brand/generic drugs for every dispensed quantity by geography. It also features web-delivery, providing an easily accessible solution for pharmacies of all sizes.

NDC Pharmaceutical Audit Suite (PHAST) is an audit tool that allows pharmaceutical manufacturers access to a combination of retail, institutional and mail order pharmaceutical sales data. This product is used for forecasting, competitive analysis, sales targeting and profiling and sales performance measurement.

Institution Sales Analyzer is a comprehensive web-based data resource that provides pharmaceutical manufacturers with capabilities to track and analyze sales information in U.S. non-retail institutions, including highly specific geographic and outlet-affiliated levels of detail. This data is important information for pharmaceutical product managers, market research analysts and sales management responsible for a variety of strategic planning, sales and performance evaluations.

With our recent acquisition of a majority interest in TechRx, we have commenced the roll-out of a beta version of T-Rex One, a next generation pharmacy system, to independent pharmacies. We expect to roll-out an enterprise version of T-Rex One to major chains in the Summer of 2003. The new system is designed to provide functionality to move certain processes from the individual pharmacy to central locations and chain headquarters. The new applications are known in the industry as “central patient management,” “central processing” and “central fill” applications.

We recently began beta testing of ePremis, a new browser-based version of our hospital solution that helps ensure the accuracy and completeness of submitted claims. This new product offers our customers an enhanced set of editing services that can be accessed from terminals throughout the hospital providing flexibility and personnel efficiency. ePremis will be available as both a turn-key system installed in the hospital or as a remotely hosted application centrally managed by NDCHealth.

Additional products developed in 2002 include new pharmacy information solutions to help reduce pharmacy inventory shrinkage and new sophisticated real-time edits to help our pharmacy customers grow their revenues and reduce their costs. We also introduced our “year in review” reference tool for the pharmaceutical industry; our weekly payor product; and a new syndicated medical repository which links physician diagnosis information to de-identified patient prescription information.

Employees

On May 31, 2002 we had approximately 1,790 employees. Many of our employees are professionals or are highly skilled in technical areas specific to the healthcare industry, and we believe that our current and future operations depend substantially on retaining such employees. Our employees are not represented by any labor union and we believe our employee relations to be good. We are very committed to sustaining a workplace that enables all employees to contribute their full skills, talents, and knowledge toward company goals.

Item 2.     PROPERTIES

Our corporate headquarters are located in Atlanta, Georgia. We own and occupy a six-story, 120,000 square foot building at One NDC Plaza, Atlanta, Georgia. There is no outstanding debt on the facility. Additionally, we own a fully occupied four-story, 82,000 square foot building at Four Corporate Square in Atlanta. This facility is currently leased to Global Payments Inc. for a term ending January 31, 2004. There is an existing $2.9 million mortgage on this facility, which we assumed from the seller.

In addition to the above facilities, we lease or rent a total of 25 other facilities, including five we obtained with our recent acquisition of TechRx . Four facilities are primary locations in Phoenix, Arizona; Gilbert, Arizona; Tulsa, Oklahoma; and Pittsburgh, Pennsylvania. The remaining 21 are sales and support offices including foreign locations in Canada, Germany and the United Kingdom. Through our recent acquisition of a controlling interest in TechRx, we now have additional locations (included in the numbers above) in Atlanta; Birmingham, Alabama; Rockville, Maryland and Vancouver, Canada.

We believe that our properties are suitable and adequate for the business of NDCHealth as presently conducted. See Note 15 of the Notes to the Consolidated Financial Statements for more information about leased properties.

Item 3.     LEGAL PROCEEDINGS

We are involved in litigation related to our divested Physician and Hospital Support Services and Hospital Management Services (PHSS) units.

We are involved in litigation with IMS Health relating to the format in which prescription data is delivered to pharmaceutical companies. In a proceeding before the European Commission we are alleging that to the extent this format is copyrighted by IMS, the format constitutes an industry standard and an essential facility to competition and must be made available to competitors of IMS. We obtained a ruling from the European Commission ordering IMS Health to license its structure for organizing pharmaceutical sales data to us. However, subsequent to this decision the Court of First Instance and later the European Court Of Justice stayed this decision pending a complete review of the underlying substantive matters.

In a proceeding in the German courts, IMS has alleged copyright infringement against us and we are contesting the validity of IMS’s alleged copyright. In these proceedings, IMS Health obtained an injunction from the Frankfurt Regional Court to prevent us from distributing data in the contested format. On August 13, 2002, the Frankfurt Court of Appeals ruled in our favor by dismissing the preliminary injunction against our use of the industry standard data structure. This decision is final and is not subject to further appeal by IMS Health. The underlying copyright claim, however, asserted by IMS Health against us remains before the Frankfurt Court of Appeals for decision, and a hearing on the issue is scheduled for September 2002. We are unable to predict whether IMS Health may be successful in overturning the EC and Germany rulings or the timing of the final decisions.

Additionally, we are party to a number of other claims and lawsuits incidental to our business. We believe that the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of the fiscal year ended May 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, titles, ages, and business experience of all present executive officers of the Company are listed below. All officers hold office at the pleasure of the Board of Directors, unless they earlier retire or resign.

Name	Business Experience	Age
Walter M. Hoff	President and Chief Executive Officer of NDCHealth since February 2001; Chief Executive Officer of NDC Health Information Services from August 1998 to January 2001; Executive Vice President of First Data Corporation from 1992 to 1998. Director of Metris Corporation.	50

Randolph L.M. Hutto	Executive Vice President and Chief Financial Officer of NDCHealth since November 2000; Executive Vice President and General Counsel of Per-Se Technologies from 1998 to 2000; Senior Vice President – Strategic Planning and Business Development of First Data Corporation from 1996 to 1998.	53

Charles W. Miller	Executive Vice President – Operations of NDCHealth since January 2000; various executive positions with McKesson from 1995 to 2000, most recently as Group President – Enterprise Operations.	57

Joseph J. Porfeli	Executive Vice President – Sales and Marketing of NDCHealth since May 2002; Chairman and Chief Executive Officer of TechRx Incorporated from 1999 to 2002; Chairman, President and Chief Executive Officer of REVIVE Technologies from 1997 to 1999.	54

E. Christine Rumsey	Vice President – Human Resources of NDCHealth since September 1999; Senior Vice President – Human Resources and Administration for McKesson from January to September 1999; Senior Vice President – Human Resources for McKesson, from 1995 to 1999.	51

Name	Business Experience	Age
David H. Shenk	Vice President, Corporate Controller and Chief Accounting Officer of NDCHealth since January 1998; Corporate Controller of Rollins, Inc. from 1992 to 1997.	54

Patricia A. Wilson	General Counsel and Secretary of NDCHealth since October 2000; partner with Troutman Sanders LLP from 1988 to 2000.	51

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the New York Stock Exchange under the ticker symbol “NDC.” The high and low sales prices and dividends declared per share of the Company’s common stock for each quarter during the last two fiscal years are listed below. The amount of our quarterly dividend was reduced in the third quarter of fiscal 2001 due to the spin-off of Global Payments. While we have historically paid dividends to holders of our common stock, the declaration and payment of future dividends will depend on many factors, including our earnings, financial condition, business needs, capital and surplus, and regulatory considerations, and is at the discretion of our Board of Directors.

	High	Low	Dividend Per Share
Fiscal Year 2002

First Quarter	$38.99	$29.00	$.040
Second Quarter	38.98	30.43	.040
Third Quarter	34.90	28.20	.040
Fourth Quarter	37.24	27.74	.040

Fiscal Year 2001

First Quarter	$31.38	$20.75	$.075
Second Quarter	38.94	27.31	.075
Third Quarter	38.90	23.90	.040
Fourth Quarter	30.80	21.20	.040

The number of stockholders of record as of August 20, 2002 was 3,348.

On January 31, 2001, we completed the spin-off of Global Payments Inc. The Company’s stockholders received 0.8 share of Global Payments Inc. common stock for each share of common stock held as of the January 19, 2001 record date. In light of the spin-off and the resulting change in sales price of our common stock, the high and low sales prices of our common stock for the first three quarters of fiscal 2001 listed below have been adjusted to reflect the spin-off.

	High	Low
Fiscal Year 2002

First Quarter	$38.99	$29.00
Second Quarter	38.98	30.43
Third Quarter	34.90	28.20
Fourth Quarter	37.24	27.74

Fiscal Year 2001

First Quarter	$19.17	$12.65
Second Quarter	23.79	16.69
Third Quarter	27.46	17.45
Fourth Quarter	30.80	21.20

Issuance of Stock

We issued 402,982 unregistered shares of NDCHealth common stock valued at $12,000,000 to Cardinal Health Partners, L.P., a venture capital firm based in Princeton, N.J., on May 28, 2002. These shares were issued in a private placement pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The shares were issued in partial consideration for our acquisition of a controlling interest in TechRx Incorporated.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of May 31, 2002:

Plan Category	(a)	(b)	(c)
	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	3,606,006	$20.07	1,480,448
Equity compensation plans not approved by stockholders (1)	—	—	—

Total	3,606,006	$20.07	1,480,448

(1)
During fiscal 2002 our Board of Directors adopted the 2002 Non-Employee Directors Compensation Plan (the “2002 Plan”). The 2002 Plan replaced the previously existing 1984 Non-Employee Directors Stock Option Plan and the 1995 Non-Employee Director Compensation Plan. The 2002 Plan is a formula plan pursuant to which our non-employee directors receive cash, shares of stock or deferred stock rights in payment of their annual retainer, plus an annual grant of stock options. Over a multi year period all equity awards made pursuant to the terms of the 2002 Plan are granted under our 2000 Long-Term Incentive Plan, which was approved by the stockholders at the 1999 annual meeting, or under any successor equity compensation plan that is approved by the stockholders. Under the terms of the 2002 Plan, an annual retainer of $30,000 is paid to each non-employee director, other than a non-employee Chairman of the Board who is paid $60,000. Unless the director elects to defer receipt of the annual retainer in the form of deferred stock rights, the retainer is paid 50% in cash and 50% in common stock. The number of shares to be issued is determined by dividing 50% of the retainer by the fair market value per share of common stock as of the close of business on the first day of the fiscal year. Alternatively, a director may elect to receive either 0%, 50%, or 100% of his or her annual retainer in the form of deferred stock rights that are payable in common stock at a designated future date. The 2002 Plan also provides that non-employee directors are annually awarded an option to purchase that number of shares of our common stock having a fair market value on the day immediately following the annual meeting of stockholders equal to $125,000. These options vest over a period of five years and expire 10 years after the date of grant, the same vesting period as employee options granted under the 2000 Long-Term Incentive Plan.

Item 6.     SELECTED FINANCIAL DATA

The table below summarizes selected historical financial information of NDCHealth for each of the last five fiscal years. On January 31, 2001, we completed the spin-off of Global Payments Inc. Additionally, in the third quarter of fiscal 2000, we decided to pursue the divestiture of our management services business and account for the business as “discontinued operations.” As a result of the spin-off and divestiture, our financial statements have been prepared with Global Payments’ and the management services business’ net assets, results of operations, and cash flows displayed separately as “discontinued operations.” The selected financial information shown below summarizes certain items from our audited financial statements. This table should be read in conjunction with other financial information included in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements.

During fiscal 2002, we adopted the provisions of EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” Our adoption of EITF 01-09 resulted in a reclassification of revenues related to sales to physician systems vendors, requiring certain vendor allowances to be treated as deductions from revenue. As required by EITF 01-09, we have retroactively adjusted our results for fiscal years 2002 and 2001 to reflect this reclassification. The deductions were $18.0 million and $7.7 million in fiscal years 2002 and 2001, respectively. There were no changes to income as a result of this reclassification. The effect of our adoption of EITF 01-09 was not material prior to fiscal 2001.

Also during fiscal 2002, due to our acquisition of a controlling interest in TechRx, Accounting Principles Board Opinion No. 18, “Equity Method of Accounting for Investments in Common Stock,” required us to retroactively account for TechRx as if we had used the equity method, rather than the cost method, since our initial investment. The adjustments required by APB 18 were a reduction in revenue of $6.0 million and $5.1 million; net income of $5.4 million and $3.9 million; and diluted earnings per share of $0.15 and $0.11, in fiscal years 2002 and 2001, respectively.

Results for 2002 reflect the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Based on information received from the financial advisors to the MedUnite Board of Directors, as well as an updated evaluation of MedUnite’s results and capital market conditions, we determined that the value of MedUnite had declined, and that the decline was not temporary. We reduced the carrying value of our investment in MedUnite to $12.2 million with a non-cash charge. This charge reduced our previously announced net income by $28.3 million to $15.1 million, and diluted earnings per share by $0.79 to $0.43 for fiscal 2002.

	Fiscal Years Ended May 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Revenue:
Information management	$150,399	$136,616	$131,229	$128,961	$55,223
Network services and systems	198,622	176,015	139,626	121,336	110,876

Subtotal Revenue	$349,021	$312,631	$270,855	$250,297	$166,099
Divested businesses	4,360	24,421	74,818	88,699	83,047

Total	$353,381	$337,052	$345,673	$338,996	$249,146
Operating income (loss)	$77,102	$53,820	$12,383	$62,104	($82,595)
Income (loss) before discontinued operations	$15,110	$24,217	($1,163)	$33,863	($90,013)
Net income (loss)	$15,110	$32,540	($40,165)	$71,437	($61,326)
Diluted earnings (loss) per share before discontinued operations	$0.43	$0.71	($0.03)	$0.97	($2.80)
Diluted earnings (loss) per share	$0.43	$0.95	($1.21)	$2.02	($1.90)
Dividends declared per share	$0.16	$0.23	$0.30	$0.30	$0.30
Total assets	$658,184	$484,361	$653,632	$534,723	$482,961
Long-term obligations	$155,948	$155,431	$160,250	$165,013	$160,040
Total stockholders’ equity	$257,746	$226,616	$330,136	$409,094	$347,935

In fiscal 2002, we incurred a non-recurring charge of $41.0 million to reduce the value of our investment in MedUnite. Operating income was not affected by this charge. Net income excluding this charge was $43.4 million or $1.22 per share. We incurred restructuring and impairment charges of $2.2 million and $34.4 million in fiscal 2001 and 2000, respectively, and merger related non-recurring charges of $119.5 million in fiscal 1998. Operating income excluding these charges was $56.0 million, $46.8 million, and $36.9 million in fiscal 2001, 2000, and 1998, respectively. Income before discontinued operations excluding these charges was $25.6 million or $0.75 per share, $21.2 million or $0.64 per share, and $20.8 million or $0.64 per share in fiscal 2001, 2000, and 1998, respectively. Restructuring, impairment, and non-recurring charges are discussed more fully in the Notes to the Consolidated Financial Statements.

The amount of our quarterly dividend was reduced in the third quarter of fiscal 2001 due to the spin-off of Global Payments.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. Actual results could differ materially from those encompassed within such forward-looking statements as a result of various factors, including those set forth herein under the caption “Additional Factors That May Affect Future Performance.”

For an understanding of the significant factors that influenced our results during the past three years, the following discussion should be read in conjunction with the consolidated financial statements and related notes.

Our fiscal years discussed in this annual report began on June 1 and ended on May 31. Unless otherwise noted, all references to a particular year refer to our fiscal year.

NDCHealth is a leading provider of health information services that add value to the pharmacy, hospital, physician, pharmaceutical and payer businesses.

Until 2001, NDCHealth, formerly known as National Data Corporation, provided both health information and electronic payment services. On January 31, 2001, Global Payments Inc. was spun off to the stockholders of NDCHealth. During fiscal years 2001 and 2000 we closed a number of locations, consolidated numerous clearinghouses, reduced overhead expenditures, rationalized our product lines, divested several operations and discontinued our management services business. As additional information, we have included Exhibit 99 (ii) and 99 (iii) which reconcile our historical GAAP results to historical results that have been normalized to reflect the core operation that remains from this restructuring program.

Since the spin-off of Global Payments, we have operated solely as a network based healthcare information company. As we entered 2002, our primary objectives were to:

•	Continue to enhance our operating performance.
•	Continue to strengthen our sales and marketing programs.
•	Further optimize our product management function.
•	Further strengthen the human resource talent in our organization.

We believe we have made great strides in accomplishing these objectives.

Operating Performance

A comparison of 2002 to 2001 financial results shows the following:

•	Revenue grew nearly 5% to $353.4 million from $337.1 million. Excluding divested businesses, revenue grew 11.6% to $349.0 million from $312.6 million.

•
Operating income grew 43% to $77.1 million from $53.8 million. A portion of this increase was due to our adoption of SFAS 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) which is more fully discussed below under “Financial Review.”

•	Operating income margin increased 36% from 16.0% to 21.8%. A portion of this increase was due to our adoption of SFAS 142, which is more fully discussed below under “Financial Review.”

•
Net income before discontinued operations declined 38% to $15.1 million from $24.2 million. Net income before discontinued operations excluding the non-cash valuation adjustment in our MedUnite investment grew 79% to $43.4 million from $24.2 million. A portion of this increase was due to our adoption of SFAS 142, which is more fully discussed below under “Financial Review.”

•
Diluted EPS before discontinued operations declined 39% to $0.43 from $0.71. Diluted EPS before discontinued operations and excluding the non-cash valuation adjustment in our MedUnite investment grew 72% to $1.22 from $0.71. A portion of this increase was due to our adoption of SFAS 142, which is more fully discussed below under “Financial Review.”

•
Return on equity, excluding shares issued in connection with the acquisition of a controlling interest in TechRx, declined to 6.4% from 11.7%. Return on equity excluding the non-cash valuation adjustment in our MedUnite investment and shares issued in connection with the acquisition of a controlling interest in TechRx grew to 17.3% from 11.7%.

•
Previously issued results for 2002 and 2001 have been retroactively adjusted as the result of two accounting changes. EITF 01-09 resulted in a reclassification of revenues related to sales to physician systems vendors, requiring certain vendor allowances to be treated as deductions from revenue. Also, due to our acquisition of a controlling interest in TechRx, APB 18 required us to retroactively account for TechRx as if we had used the equity method, rather than the cost method, since our initial investment. Further discussion of these changes appears below under Application of Critical Accounting Policies.

•
Results for 2002 have been impacted by the application of the provisions of SFAS 115. Based on information received from the financial advisors to the MedUnite Board of Directors, as well as an updated evaluation of MedUnite’s results and capital market conditions, we determined that the value of MedUnite had declined, and that the decline was not temporary. We reduced the carrying value of our investment in MedUnite to $12.2 million with a non-cash charge. This charge reduced net income by $28.3 million and diluted earnings per share by $0.79 for fiscal 2002.

Sales & Marketing Results

•	We signed over 60 new Information Management customers over the last two years.

•
Intelligent network transactions in 2002 grew by over 18 % due to new customers, growth from existing customers, and sales of new types of transactions to current customers, such as our pre- and post-editing services.

•	We increased our physician practice management systems unit distribution by 37% with our new upgraded versions of our Medisoft V7 and Lytec software.

Product Strategy

Most of our new products are developed with the objective to increase recurring revenue. New solutions which were developed in the current year included:

•	We developed our new host based ePremis Solution that will help our hospital customers accelerate their cash flow.

•
We developed new pharmacy information solutions to help reduce pharmacy inventory shrinkage and new sophisticated real-time edits to help our pharmacy customers grow their revenues and reduce their costs.

•
In our Information Management segment, we introduced many new products, including: our new suite of PHAST Audit products; our “year in review” reference tool for the pharmaceutical industry; our weekly payer product; and a new syndicated medical repository which links physician diagnosis information to de-identified patient prescription information.

People

We believe we also had a successful year in strengthening all levels of our organization.

•	We continue to upgrade our management development programs.

•	We continue to strengthen our performance management programs.

•	We continue to improve employee satisfaction as measured by our satisfaction survey.

•	We implemented a new diversity program.

Our employees are the key to taking advantage of our opportunities and attaining our goals. We feel we have highly qualified and skilled employees who are committed to NDCHealth’s success and therefore to their own success.

Looking Forward to FY2003

Our priorities for 2003 focus on leveraging our position across the spectrum of healthcare, and continuing to develop our sales and marketing excellence. We will also continue to improve our operational processes and strengthen the talent of our people.

On May 28, 2002 we completed three transactions that expanded our ability to create solutions through business agreements with TechRx, ScriptLINE, and Cardinal Health, as discussed in greater detail below. We believe these transactions will not only enhance our pharmacy market position but will also provide us with a broader platform for creating new healthcare solutions in the future.

Relationships and Alliances

TechRx Acquisition

In May 2002, we acquired a controlling interest in TechRx. TechRx was founded in 1992 to develop pharmacy information systems, and currently approximately 30% of pharmacies in North America use its solutions. Its systems provide customers with an integrated solution for in-store operations and connectivity to payers and physicians.

TechRx systems automate the entire prescription fulfillment process for the pharmacy. This process includes:

•	Receipt of the prescription and physician interaction;
•	Data entry and Drug Utilization Review;
•	Dispensing, filling and labeling the prescription;
•	Verification and validation;
•	Delivery of the prescription and inventory management; and
•	Counseling the patient and assisting with patient compliance

TechRx is completing the development of a first-of-its-kind next generation pharmacy system, T-Rex One. Roll-out of a beta version to independent pharmacies has begun, with roll-out of an enterprise version to major chain pharmacies planned in calendar year 2003. The new system is designed to address the acute shortage of pharmacists today and to provide functionality to move certain processes from the pharmacy to central locations and chain headquarters. The new applications are known in the industry as “central patient management,” “central processing” and “central fill.” These applications are designed to maximize workflow efficiency, reduce inventory carrying costs and allow for integrated processing of electronic prescriptions.

With the availability of the new TechRx technology, chain pharmacies will be able to implement enterprise-wide applications. As an example, one of the many immediate benefits to the patient will be the ability to quickly refill a prescription at any store within the chain, rather than only the store originally called by the physician.

By gaining a controlling interest in TechRx, we acquire a number of valuable assets including an extensive customer base, a premier application development team, and state-of-the-art next generation software. To TechRx, we will add operational efficiencies and our substantial sales and marketing resources, as well as our industry leadership position. We expect to gain immediate cost synergies from the leveraging of these assets.

ScriptLINE Acquisition

In May 2002, we acquired selected assets of ScriptLINE. ScriptLINE is a leading provider of value-added edits for healthcare claims which enhance the profitability of pharmacies. ScriptLINE complements our existing pharmacy network services business and expands the comprehensive suite of edits available to the combined pharmacy customer bases of both organizations.

One of the fastest growing facets of the pharmacy transaction market today is pre-and-post edits. The combined product offering will compliment our market leading position and increase our market presence in this rapidly growing editing market segment. ScriptLINE also adds volume and scale to our existing network operations, increasing our leverage and improving margins going forward. We intend to integrate ScriptLINE directly into our pharmacy network platform and we expect to gain immediate cost synergies in processing, marketing, customer support and product development.

Cardinal Health Alliance

In May 2002, we also entered into a strategic alliance with the Pharmaceutical Distribution and Provider Services segment of Cardinal Health to jointly market and develop products and services for the healthcare industry. As part of the alliance, NDCHealth editing services under the ScriptLINE brand will continue to be offered to pharmacies exclusively by Cardinal Health. The alliance also provides for joint development between NDCHealth and Cardinal of additional marketing programs, products and services.

Cegedim Alliance

In December 2001, we announced a joint venture with Cegedim, S.A. in the United Kingdom. We have combined our informatics businesses to broaden the product offerings to pharmaceutical manufacturers in the UK under the name InfoPharm. The financial results of the joint venture are recorded on the income statement as Equity in losses of affiliated companies.

MedUnite Alliance

During July 2001, in exchange for the assets of our physician network services business, we received an equity interest and became an investor in MedUnite, Inc. along with the following leading U.S. health insurance companies: Aetna, Anthem, CIGNA, Health Net, Oxford, PacifiCare, and Wellpoint Health Networks. MedUnite offers a nationwide transaction network to connect providers and payers. We exclusively market MedUnite’s physician network services to customers using our practice management systems. As a provider of physician software, our objective in our alliance with MedUnite is to provide additional application capabilities for our physician customers.

As previously reported, we have continued to monitor our investment in MedUnite in light of MedUnite’s progress in executing on its business strategy and in seeking and evaluating proposals for its proposed recapitalization. As reflected in our financial statements included in this Form 10-K, we have taken a non-cash charge to write down the carrying value of our investment in MedUnite. On August 19, 2002, the financial advisors to MedUnite’s Board of Directors shared with us that they had evaluated several preliminary proposals and selected parties with which they intend to proceed with further evaluation discussions and negotiation of a potential recapitalization transaction. In addition, we understand that other parties have recently indicated their interest in potentially submitting a proposal to MedUnite. Based upon this information, as well as an updated evaluation of MedUnite’s results and of capital market conditions, we have determined that the carrying value of MedUnite has declined and that such decline is not temporary. Therefore, in accordance with the provisions of SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” we have reduced the carrying value of our investment in MedUnite to $12.2 million by way of a non-cash charge reflected in our financial statements for the year ended May 31, 2002. This charge is described more fully in Note 19 of the Notes to Consolidated Financial Statements.

We continue to believe that our relationship with MedUnite provides important strategic value to NDCHealth. We believe that a recapitalized MedUnite will continue to offer us the ability to provide the additional application capabilities of MedUnite’s physician network services to our physician customers. We continue to be optimistic with respect to the potential to increase the number of U.S. physicians who submit claims electronically and that such an increase should allow us to receive a growing revenue stream from our association with MedUnite.

In fiscal year 2002, revenue related to MedUnite was approximately $8.0 million. Additionally, at May 31, 2002 we had a note receivable from MedUnite, including accrued interest, of approximately $2.4 million and a convertible note receivable, including accrued interest, of approximately $5.4 million.

Global Payments

Because of the nature of certain systems shared by Global Payments and ourselves prior to the spin-off, we jointly determined that it was in the best interest of both companies for us to continue to provide services to Global Payments utilizing these systems. Therefore, we entered into a network services agreement whereby we provide transaction processing services for Global Payments. Global Payments reimburses us for these services at a rate that approximates our costs and is established annually. The initial term of the agreement ends January 30, 2004 and is extendable for two additional years. In addition, Global Payments currently occupies an office building we own that is adjacent to our corporate headquarters. We maintain the building, which Global Payments occupied prior to the spin-off, as a part of our corporate campus. As part of the spin-off agreement, the building is currently leased to Global Payments at a rate that approximates our cost of maintaining the building for a term ending January 31, 2004.

Business Landscape and Competitive Forces

Overall Landscape of the Business

On a macro level, we grow as our customers grow. Our markets continue to be influenced by favorable macroeconomic trends such as:

•	An aging population;
•	Expected steady increase in prescription drug use as new drugs are made available;
•	Increasing rates of conversion from manual to electronic systems;
•	Growth in pharmacy sales among the largest U.S. pharmacy chains;
•	Pending federal legislation to stimulate more electronic transaction processing; and
•	Demand for increasingly sophisticated information products and market intelligence by pharmaceutical manufacturers and others in the healthcare industry.

There are also growth drivers that are specific to NDCHealth. The five major NDCHealth-specific categories of revenue growth that we visualize are:

•	We have a large, under-penetrated customer base that uses only a small percentage of our existing products and services;
•	We have broad distribution channels to add new customers;

•	We have a significant pipeline of new products to market to existing and prospective customers;
•	We are expanding into new markets such as the international and the payer arenas; and
•	Through acquisitions and alliances, we can selectively expand our service offerings, geographic reach and distribution channels.

Competitive Forces

As mentioned in Item 1 “Business” of this Annual Report on Form 10-K, we have a number of competitors. We compete with in-house capabilities of healthcare organizations. We compete with other vendors of information products and services in the healthcare information industry such as IMS Health, Verispan, and Arclight. We compete with other providers of transaction services such as WebMD and we compete with direct connections to payers. We also compete with a number of small vendors of pharmacy, physician, provider, and hospital solutions.

A key factor for our success in the competitive landscape is speed to market of innovative new products and product enhancements that provide benefit to our customers. Products added in 2002 include:

NDC Prescription Price Reporter enables retail pharmacies to optimize their cash prescription pricing in their regional market. This new product allows for the analysis of cash pricing for the top 250 multi-source brand/generic drugs for every dispensed quantity by geography. It also features web-delivery, an easily accessible solution for pharmacies of all sizes.

NDC Pharmaceutical Audit Suite (PHAST) is a powerful audit tool that allows pharmaceutical manufacturers access to a unique combination of retail, institutional and mail order pharmaceutical sales data. This robust product is used for forecasting, competitive analysis, sales targeting and profiling and sales performance measurement.

Institution Sales Analyzer is a comprehensive web-based data resource that provides pharmaceutical manufacturers with extensive capabilities to track and analyze sales information in U.S. non-retail institutions, including highly specific geographic and outlet-affiliated levels of detail. This data is essential information for pharmaceutical product managers, market research analysts and sales management responsible for a variety of strategic planning, sales and performance evaluations.

With our recent acquisition of a majority interest in TechRx, we have rolled-out a beta version of T-Rex One, a first-of-its kind next generation pharmacy system, to independent pharmacies. We expect to roll-out T-Rex One to major chains in calendar year 2003. The new system is designed to provide functionality to move certain processes from the individual pharmacy to central locations and chain headquarters. The new applications are known in the industry as “central patient management,” “central processing” and “central fill” applications.

We recently began beta testing of ePremis, a new browser-based version of our hospital solution that helps ensure the accuracy and completeness of submitted claims. This new product offers our customers an enhanced set of editing services that can be accessed from any terminal in the hospital giving maximum flexibility and personnel efficiency. ePremis will be available as both a turn-key system installed in the hospital or as a remotely hosted application centrally managed by NDCHealth.

Application of Critical Accounting Policies

Critical accounting policies are those policies that can have a significant impact on the presentation of our financial position and results of operations and demand the most significant use of subjective estimates and management judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Specific risks inherent in our application of these critical policies are described below. For all of these policies, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. These policies often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Additional information concerning our accounting policies can be found in “Note 1—Summary of Significant Accounting Policies.”

Revenue

Although we have several sources of revenue, in all cases, we recognize revenue when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, delivery has occurred, and collectibility is probable. The most variable of these factors between our various businesses is determining when delivery has occurred.

In our Information Management segment, we have two primary sources of revenue: database information reporting and consulting services. Database information reporting typically involves the delivery of products providing pharmaceutical information. These include products where delivery is completed at one point in time and products where delivery is made over a period of time. Revenue for products involving a single delivery is recognized when obligations to the customer have been fulfilled, which is typically upon delivery. Products that are delivered over a period of time are generally unique in nature and therefore require more complex judgment to determine appropriate revenue recognition. In most cases, information of a similar type is delivered at equal intervals over a fixed period of time in which case revenue is recognized over the terms of the contract using a straight-line model. Because we must make estimates of the data and effort that will be required to deliver these types of products in the future, there are risks that more or less effort may actually be required at a future time and that the revenue recognized at that time may not correspond to the level of effort required for product delivery.

Our consulting services are typically provided for a fixed fee over a specific period of time. Because the terms of these contracts are very specific, revenue for these services is recognized using the percentage-of-completion model over the term of the contract. If we determine that we will incur a loss on a contract, we recognize the loss at the time the determination is made. These contracts typically average 6 to 12 months.

In our Network Services and Systems segment, the primary source of revenue is transaction fees charged for network services. We provide these services to our pharmacy, hospital, physician, and payer customers. These fees are generally based on the volume of services we provide to each individual customer. In most instances, this fee is charged per transaction and type of transaction while in some instances, these services are provided to large customers for a fixed monthly fee, regardless of each month’s actual transaction volume. Revenue for these services is recognized each month as the services are rendered.

In our systems businesses, we also receive revenue from software licenses and related maintenance and support agreements. In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” These SOP’s provide guidance on applying accounting principles generally accepted in the United States for software revenue recognition transactions.

Revenues from the sale of software licenses and implementation services are recognized upon the date that the software is in operation at the customer site where vendor specific objective evidence (VSOE) has been established for the undelivered elements of the customer contract, which typically is maintenance. In these cases, the maintenance revenue and associated costs are recognized over the term of the maintenance contract. Where VSOE cannot be established for undelivered elements within the contract, the revenue and associated costs for implementation services are deferred and recognized upon acceptance over the remaining term of the contract, typically two or three years.

The software we license to our customers is generally one of two types. The most common software type is used by our customers to manage their businesses and connect to our network. Because this type of software has stand alone functionality (meaning that connection to our network is not required for the software to be functional), we recognize revenue for sales of these products when the product is shipped, if it is installed by the customer, or when installed by us or one of our affiliates. The other type of software is software used by our customers to process transactions through our network. Because this software provides value to our customers only to the extent that they are utilizing our network services, revenue is recognized over the estimated life of the network services contract rather than when the software is shipped or installed.

We provide software maintenance and customer support to our customers on both an as needed and long term basis. Services provided outside a maintenance contract are on an as requested basis and revenue is recognized as the services are provided. Revenue for services provided on a long term basis is recognized ratably over the terms of the contract.

During 2002, we adopted the provisions of Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” Many of our physician systems are sold indirectly through value added resellers (VARs). Because the VARs are providing many of the services that we would otherwise provide (such as contract support, advertising, etc.), we have historically provided them certain allowances to cover their cost of providing these services. Historically, we had recorded revenue relating to the sale of systems through VARs at full price (the same list price we sell directly to end users) and recorded the allowances as expense. We now record revenue in accordance with EITF 01-09 which generally requires that such allowances be treated as reductions in revenue. As required by EITF 01-09, fiscal 2002 and 2001 revenue was reduced by $18.0 million and $7.7 million, respectively.

Also during 2002, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with TechRx under which we agreed to acquire TechRx in a two-step transaction. Because we are now the controlling shareholder, our financial statements have been retroactively adjusted to account for TechRx as an equity investment since the initial investment as required by Accounting Principal Board Opinion No. 18, “Equity Method of Accounting for Investments in Common Stock” (“APB 18”). The adjustments required by APB 18 are a reduction in revenue of $6.0 million and $5.1 million in fiscal years 2002 and 2001, respectively.

Intangible assets

Intangible assets are created when the purchase price of an acquired business exceeds the value of its physical assets. For any significant business we acquire, we obtain a valuation from an independent specialist who identifies any specific intangibles and provides an estimated value and life for each. Goodwill exists where our purchase price exceeds the value of physical assets plus these specifically identified intangible assets.

Specified intangible assets primarily represent developed software and customer relationships. Identified intangibles are assigned a value, generally that which was estimated in the valuation, and amortized over the estimated life. Because of the complexity of assumptions and judgment used in estimating the value and life of these assets, there is significant risk that their actual value and life may vary from the original estimate. We periodically evaluate whether events and circumstances have occurred that indicate the carrying amount of intangibles may warrant revision or may not be recoverable. When factors indicate that an intangible should be evaluated for possible impairment, we estimate the present value of future cash flows associated with the asset over its remaining life. We may determine that an intangible asset has diminished or has no remaining value prior to it being fully amortized. In this instance, we would be required to incur a charge to earnings to impair the asset.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” We adopted this new standard in the first quarter of 2002. One of the underlying assumptions of SFAS 142 is that goodwill doesn’t have a determinable useful life. However, it is possible to compare the carrying value of the goodwill to the underlying value of the business. As such, SFAS 142 requires that goodwill no longer be amortized but be reviewed for impairment on a regular basis. As part of our adoption of SFAS 142, we completed our initial impairment tests during the second quarter of 2002 by comparing the present value of the estimated future cash flows of each of our reporting units to the book value of that unit’s assets. Our reporting units are defined as our Pharmacy, Hospital, and Physician businesses in our Network Services and Systems segment plus our total Information Management segment. For each of our reporting units, we found that the present value of each unit’s estimated future cash flows exceeded the net book value of the unit and therefore no impairment was necessary. Due to the size of the TechRx and ScriptLINE acquisitions, we reviewed our test as of May 31, 2002 and found that no adjustments were required.

If the estimated current value of future cash flows of any unit had been lower than its book value, we would have performed additional tests to determine the magnitude of impairment. Any impairment would require a non-cash charge to earnings in the period in which the impairment was identified. We will conduct these same tests going forward at least annually to ensure that goodwill carried on our balance sheet is properly valued.

Capitalized software

Internally developed software held as property on our balance sheet consists of two types, software that we develop for sale to our customers and software that we develop that is used internally to provide services to our customers. The costs associated with developing this software are capitalized differently depending on whether the software is for sale or for internal use. In each instance, in accordance with SFAS 86 costs are capitalized only when the project has reached the point of technological feasibility or the application development stage. Costs incurred prior to this point are charged to earnings as research and development expense.

For software sold to our customers, in accordance with SFAS 86 we capitalize both direct and indirect development costs such as programmers’ salaries, outside contractor costs, computer time, and allocated facility costs. For software used internally, in accordance with SOP 98-1 direct development costs such as programmers’ salaries and fees paid to others for development are capitalized. In each instance, completed projects are amortized after reaching the point of general availability using the greater of the amount computed using the straight-line method or the ratio that current revenues bear to the total of current and anticipated revenues, based on the estimated useful life of the project, normally five years. This life is based on the projected period of time that we will either sell the product or use the product to provide services. The actual useful life of the product may be longer or shorter than the estimated useful life. If the actual life is longer, we would continue to realize value from the asset while no longer recognizing a corresponding expense. If the actual life is shorter and we determine that the investment will not be recovered through the future sales of products or services, a non-cash charge to earnings could be required. The net realizable value of capitalized software is monitored on a periodic basis to ensure that the investment will be recovered through the future sale of products or services.

Allowance for doubtful accounts

In the ordinary course of business, we extend credit to our customers for products and services they purchase from us. Monies due us are shown on our balance sheet as Accounts receivable. While we collect the vast majority of these receivables, we historically have been unable to collect a fraction of the accounts, or portions thereof. Allowance for doubtful accounts reflects our best estimate of the amounts that will be uncollectible and is determined by reviewing the aging of our accounts receivable. As we review our accounts as part of our collections process, accounts or portions thereof deemed to be uncollectible or to require excessive collection costs are written off to the allowance. Because our allowance is based on estimated uncollectibility, amounts that are actually uncollectible could be higher or lower. If the amounts are lower than expected, a credit to earnings could result whereas if the amounts are higher, an additional charge to earnings could be required. Our provision for bad debt expense over the past two years has been less than 0.5% of total revenue.

Data costs

We purchase data from a variety of sources primarily for use in our information products. This data is used in a variety of products and services as described above under “Revenue.” These data costs are typically held in inventory at the time of purchase with the majority expensed during one, or over several, months depending on the timing of payments for the data and as products utilizing the data are delivered to customers. Occasionally, we expand our product offerings by modifying our current products for a new market. In these cases, additional or new types of data costs may be incurred in developing the history database for these new products and we defer the additional data costs. These data costs are then amortized over the average life of the contracts for the new products, generally one to three years.

Investments

We consider and selectively enter into a variety of alliances, joint ventures and investments. As such, we maintain investments in both privately held and publicly traded entities.

Our investments in privately held entities are accounted for under either the cost, equity, or consolidation method, whichever is appropriate for the particular investment. The appropriate method is determined by our ability to exercise significant influence over the investee, through either quantity of voting stock or other means. We regularly review our investments for impairment issues and propriety of current accounting treatment. The primary method we use to determine whether or not an impairment issue exists is to compare the valuation of our investment with the underlying value of the entity in which we have an investment. We can determine the underlying value of the entity based on a number of factors, including the execution of business strategy and the steps that it has and is taking in the execution of that strategy, and the entity’s subsequent financing activity. If we determine that an impairment issue exists, we would realize the loss in Other income (expense) in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” If we determine that our accounting treatment should change from the cost to equity method, in accordance with the provisions of Accounting Principles Board Opinion No. 18, “Equity Method of Accounting for Investments in Common Stock” we would be required to retroactively restate our previously issued financial statements as if we had always accounted for the investment under the equity method. If our level of investment increased to a level such that we directly or indirectly controlled the entity, we would consolidate the entity’s results into our consolidated financial statements.

We have continued to monitor our investment in MedUnite in light of MedUnite’s progress in executing its business strategy and in seeking and evaluating proposals for its proposed recapitalization. As reflected in our financials statements, we have taken a non-cash charge writing down the carrying value of our investment in MedUnite. On August 19, 2002, the financial advisors to MedUnite’s Board of Directors shared with us that they had evaluated several preliminary proposals and selected parties with which they intend to proceed with further evaluation discussions and negotiation of a potential recapitalization transaction. In addition, we understand that other parties have recently indicated their interest in potentially submitting a proposal to MedUnite. Based upon this information, as well as an updated evaluation of MedUnite’s results and of capital market conditions, we determined that the carrying value of MedUnite had declined and that the decline was not temporary. Therefore, in accordance with the provisions of SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” we reduced the carrying value of our investment in MedUnite to $12.2 million by way of a non-cash charge reflected in our financial statements for the year ended May 31, 2002. This charge is described more fully in Note 13 and Note 19 of the Notes to Consolidated Financial Statements. The charge reduced our previously announced fiscal 2002 net income by $28.3 million, after application of a $12.7 million tax benefit, and reduced previously announced fiscal 2002 diluted earnings per share by $0.79.

Our investments in publicly traded entities are classified as available-for-sale securities and are reported at fair value and unrealized gains and losses are reported, net of taxes, as a component of stockholders’ equity. For example, if the market price of our investment has declined but we believe that the decline is only temporary because the underlying value of the business is higher than the market indicates, we will report the value of our investment at the price indicated by the market and report any change in the investment’s value as an unrealized holding loss. When a decline is determined to be other than temporary, we realize the gain or loss in Other income (expense).

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make other estimates and assumptions in addition to those discussed above. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements

In August 2001, the FASB issued SFAS 144. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. We have evaluated this statement, and it does not have a material impact on our results of operations or financial position.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” which clarifies the criteria under which extinguishments of debt can be considered as extraordinary and rescinds the related Statement Nos. 4, 44, and 64 and also makes technical corrections to other Statements of Financial Standards. We believe that the adoption of this statement will not have a material effect on our future results of operations.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. We do not believe that this statement will have a material impact on our results of operations or financial position. However, the statement will likely change the timing of recognition of any future restructuring activity.

Financial Review

We operate our business as two fundamental segments: Network Services and Systems; and Information Management. Network Services and Systems provides electronic connectivity to our NDCHealth Intelligent Network and system solutions throughout the healthcare industry. Information Management provides management information, research, and consulting services to pharmaceutical manufacturers, pharmacy chains and hospitals. Other includes results from divested businesses, restructuring and impairment charges, income related to gains from the sale of securities, income related to gains on business divestitures, and expense related to non-cash losses on investments in Medscape and MedUnite.

	2002	2001	2000	2002 vs. 2001 Change		2001 vs. 2000 Change
	(In millions, except per share data)
Revenue:
Information Management	$150.4	$136.6	$131.3	$13.8	10.1%	$5.3	4.0%
Network Services and Systems	198.6	176.0	139.6	22.6	12.8%	36.4	26.1%

Subtotal Revenue	$349.0	$312.6	$270.9	$36.4	11.6%	$41.7	15.4%
Other	4.4	24.5	74.8	(20.1)	(82.0%)	(50.3)	(67.2%)

Total Revenue	$353.4	$337.1	$345.7	$16.3	4.8%	$(8.6)	(2.5%)

Operating Income
Information Management	$26.6	$19.8	$20.7	$6.8	34.3%	$(0.9)	(4.3%)
Network Services and Systems	51.1	35.6	28.4	15.5	43.5%	7.2	25.4%

Subtotal Operating Income	$77.7	$55.4	$49.1	$22.3	40.3%	$6.3	12.8%
Other	(0.6)	(1.6)	(36.7)	1.0	62.5%	35.1	95.6%

Total Operating Income	$77.1	$53.8	$12.4	$23.3	43.3%	$41.4	333.9%

Income (Loss) Before Discontinued Operations	$15.1	$24.2	$(1.2)	$(9.1)	(37.6%)	$25.4	n/m
Net Income (Loss)	$15.1	$32.5	$(40.2)	$(17.4)	(53.5%)	$72.7	n/m

Diluted Earnings (Loss) Per Share Before Discontinued Operations	$0.43	$0.71	$(0.03)	$(0.28)	(39.4%)	$0.74	n/m
Diluted Earnings (Loss) Per Share	$0.43	$0.95	$(1.21)	$(0.52)	(54.7%)	$2.16	n/m

Revenue

Total revenue increased $16.3 million, or 4.8%, from 2001 to 2002 and decreased $8.6 million, or 2.5%, from 2000 to 2001. On a segment basis, Information Management revenue grew 4.0% from $131.3 million in 2000 to $136.6 million in 2001 and 10.1% to $150.4 million in 2002. The increase from 2000 to 2001 was due to new products and services offered to new and existing customers and our start-up operations in Europe. The increase from 2001 to 2002 was due to increased sales in Europe and the U.S. of contracted projects. Network Services and Systems revenue grew 26.1% from $139.6 million in 2000 to $176.0 million in 2001 and 12.8% to $198.6 million in 2002. The growth from 2000 to 2001 was due to increased demand for our services in the pharmacy and hospital markets resulting from growth in customer base and transaction volume and the favorable impact of the Medisoft acquisition in April 2000. The increase from 2001 to 2002 was due to increased transaction volumes and growth in customer base in the pharmacy and hospital markets and increased revenue from our network adjudication for pharmacies. Revenue from divested businesses (Other) accounted for $4.4 million, $24.5 million and $74.8 million in 2002, 2001, and 2000 respectively.

Network Services and Systems revenue was negatively impacted by two accounting changes in 2002. As previously discussed, our adoption of EITF 01-09 in 2002 required the reclassification of $18.0 million and $7.7 million in fiscal years 2002 and 2001, respectively, from revenue to operating expense. Also, as a result of our increased equity investment in TechRx, APB 18 required a retroactive adjustment to account for TechRx as an equity investment since our initial investment. This adjustment required a reduction in revenue of $6.0 million and $5.1 million in fiscal years 2002 and 2001, respectively.

Operating Income

Operating income grew 333.9% from $12.4 million in 2000 to $53.8 million in 2001 and 43.3% to $77.1 million in 2002. A portion of the increase in operating income from 2001 to 2002 was due to our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 deals with, among other things, amortization of goodwill. Because goodwill was no longer amortized in 2002, amortization expense decreased $7.2 million from 2001. The remainder of the increase from 2001 to 2002 was due primarily to increased leverage of our infrastructure. Because of the fixed costs inherent in our business model, we have the ability to increase operating income at a higher rate than revenue. Excluding the impact of SFAS 142 in 2002, operating income increased 30% from 2001 versus the 4.8% increase in revenue.

Operating income in both 2000 and 2001 was negatively impacted by Restructuring and impairment charges. During the second quarter of 2000, executive management decided to focus attention on our core Information Management and Network Services and Systems businesses and actions were initiated to eliminate non-core as well as obsolete and redundant product and service offerings. In addition, we accelerated clearinghouse integration, consolidation of locations, and associated staff and expense reductions. As a result, a Restructuring and impairment charge of $34.4 million was recorded in the second quarter of 2000 and categorized as follows:

	Total	Cash	Non-cash
	(In millions)
Impairment of goodwill and other intangibles	$16.0	$—	$16.0
Impairment of property and equipment	6.9	—	6.9
Closed or planned closings of facilities	6.1	6.1	—
Estimated costs for settlements on contracts	3.2	2.2	1.0
Severance and related costs	2.2	2.2	—

Total	$34.4	$10.5	$23.9

Approximately $10.5 million were cash items that were accrued at the time the charges were incurred. The charges relating to facilities represent the locations that were either already closed or had management approved plans to close within the next six months. The severance and related costs arose from actions to reduce personnel staffing in areas of redundant operations and activities. The charges reflect specifically identified executives and employees who were informed during the second quarter of 2000 that their employment would be terminated. There were approximately 115 employees terminated in the consolidation efforts and approximately 35 employees terminated as a part of reductions related to project completions or phase-outs.

As these actions were finalized and implemented, an additional $2.2 million of restructuring and impairment charges were incurred during the second quarter of 2001 when both our Salt Lake City operations and a portion of our Cleveland operations were closed. Of this total, approximately $1.2 million were cash items that were accrued at the time the charges were incurred. These cash items include severance and related costs of $1.1 million and facility exit costs of $0.1 million. The severance and related costs arose from actions to reduce personnel staffing in areas of redundant operations and activities. These charges reflect 58 specifically identified executives and employees who were informed of their termination during the second quarter of 2001. The facility costs relate to a location that was closed during the quarter. The remaining $1.0 million impairment charge was the result of the write down and divestiture of a non-core operation. These restructuring and impairment charges are included in the Other segment. More detailed discussion of these charges is contained in Note 13 of the Notes to the Consolidated Financial Statements.

Operating income in 2000 was also negatively impacted by unusual expenses of $11.1 million which resulted from the programs discussed above but were not a component of the Restructuring and impairment charges. These expenses amounted to $5.3 million in Information Management, $4.8 million in Network Services and Systems, and $1.0 million in Other. Excluding these charges, Information Management operating income decreased 23.8% from $26.0 million in 2000 to $19.8 million in 2001 primarily due to the consolidation of four of our largest pharmaceutical customers and losses incurred in our start-up operations in Europe. Including these charges, Information Management operating income decreased 4.3% from $20.7 million in 2000 to $19.8 million in 2001 and increased 34.3% to $26.6 million in 2002. The increase from 2001 to 2002 was due to increased revenue, which allows us to leverage our infrastructure, our adoption of SFAS 142, and cost savings discussed below. Excluding the charges,

Network Services and Systems operating income increased 7.2% from $33.2 million in 2000 to $35.6 million in 2001. Including the charges, Network Services and Systems operating income increased 25.4% from $28.4 million in 2000 to $35.6 million in 2001 and 43.5% to $51.1 million in 2002. The increase of 43.5% from 2001 to 2002 was due to increased revenue and cost savings efforts.

More information concerning segments can be found in Note 12 of the Notes to the Consolidated Financial Statements.

Operating Expenses

Our most significant expenses are compensation, data costs, depreciation and amortization, and communications expense. Together these expenses represented over 70% of our operating expenses in 2002.

Expenses that we classify as cost of service include compensation, computer operations, data costs, consulting services, telecommunications, customer support, and application maintenance expenses. In Sales, general and administrative we include compensation, sales, marketing, administration, and corporate overhead expenses.

Compensation Expense

As a service organization, compensation is our largest expense and we must continue to monitor it closely. In general, we are not always able to pass our inflationary cost increases on to our customers. As our costs go up, we must find new ways to operate our business in order to reduce costs and improve productivity. This includes addressing under-performing projects, products and people.

As a percent of revenue, compensation expense, which includes incentive pay, commissions, and related fringe benefits, has been decreasing. This decrease is due to increased productivity as a result of our training initiatives and cost control efforts, divestiture of less productive businesses, and the scalability of our business model. We will continue to look for ways to improve efficiencies, including centralization, in our businesses.

	2002	2001	2000
	(In millions)
Compensation Expense	$101.7	$114.3	$118.4
Revenue	$353.4	$337.1	$345.7
Percent of Revenue	28.8%	33.9%	34.2%

Data Costs

We buy data from various sources to supplement our own data collection efforts. As a percent of revenue, data costs have been increasing due to increasing cost to purchase data. We are actively pursuing programs to contain the increase in data costs.

	2002	2001	2000
	(In millions)
Data Cost	$47.1	$37.1	$32.1
Revenue	$353.4	$337.1	$345.7
Percent of Revenue	13.3%	11.0%	9.3%

Depreciation and Amortization

Depreciation and amortization expense decreased significantly in 2002 due to our adoption of SFAS No. 142. Because goodwill was no longer amortized in 2002, amortization expense decreased $7.2 million from 2001. We expect Depreciation and amortization expense to increase in 2003 as a result of the TechRx and ScriptLINE acquisitions.

	2002	2001	2000
	(In millions)
Depreciation and Amortization	$24.4	$34.7	$31.8
Revenue	$353.4	$337.1	$345.7
Percent of Revenue	6.9%	10.3%	9.2%

Communications Costs

Communications costs have been declining in terms of dollars and as a percent of revenue. From 2000 to 2001 we consolidated our clearinghouses, and between 2001 and 2002 a number of customers moved to a frame network. The frame network provides a secure and reliable form of communications at a lower cost than private lines. We also negotiated new contracts with our vendors under more favorable terms. We expect that communications costs will continue to decline as a percentage of revenue but may not decrease at the rate we experienced over the last year. We continue to look at new technologies that will allow us to provide superior service to our customers at reduced cost.

	2002	2001	2000
	(In millions)
Communication Cost	$14.6	$19.8	$20.7
Revenue	$353.4	$337.1	$345.7
Percent of Revenue	4.1%	5.9%	6.0%

Sales, General and Administrative Expense

Sales, general and administrative (SG&A) expense consists primarily of salaries, wages and expenses relating to sales, marketing, administrative and management employees, employee training costs, and occupancy of leased space directly related to these functions. As a percentage of revenue, during 2002, 2001, and 2000, SG&A expense was 21.8%, 23.0%, and 24.9%, respectively. This decline in expense margin is due to centralization efforts and cost containments. We expect that SG&A expense will continue to decline as a percentage of revenue but may not decrease at the rate we experienced over the last year

Liquidity and Capital Resources

Payments from our customers are our greatest source of liquidity. Additional sources of liquidity include our revolving line of credit, issuances of common stock and other instruments, financing under capital lease arrangements, and vendor financing. The cash provided by these sources has a variety of uses. Most importantly, we must pay our employees and vendors for the services and materials they supply. Additional uses include expenditures for new capital equipment, development of additional products, investments in alliances, business acquisitions, payment of taxes, payment of dividends, and extension of credit to our customers.

Our operating cash requirements are generally satisfied with our customer receipts because revenue from our customers exceeds our operating expenses. We receive a higher level of cash from our customers than we expend for payments of salaries and other recurring operating costs, and we manage our receivables and payables effectively. Excess cash that we generate after satisfying all of our continuing operating requirements is shown on our Statement of Cash Flows as Net cash provided by operating activities. Net cash provided by operating activities was $62.7 million in 2002, a slight decrease from $63.1 million in 2001. This measure takes into account items such as non-cash expenses included in our operating income, the cash payment of taxes, cash used to extend credit to our customers, and cash provided by our vendors extending credit to us. The most significant difference in this measure between 2001 and 2002 was the source of deferred tax assets used to reduce current tax payments. Deferred tax assets used in 2001 were related to Restructuring and impairment charges in 2000 and as such the cash provided by the use of the assets is displayed in Cash flows from operating activities. The deferred tax assets used in 2002 were primarily related to discontinued operations; therefore, the cash provided by the use of these assets is displayed in Cash flows from discontinued operations. This measure provides us an indication of the internally generated funds that we have available to invest in the growth of our business.

During the past three years, we have undertaken a significant initiative to centralize our finance support functions to ensure that Cash flow from operating activities is optimized. In 2000, we consolidated our purchasing and accounts payable functions. This has allowed us to leverage the buying power of all of our businesses and obtain the best pricing from our vendors and also ensure that payment to these vendors provides us with the best possible terms. During the latter half of 2002, we centralized our billing and accounts receivable functions. Although this resulted in a temporary increase in accounts receivable at May 31, 2002, we expect that in 2003 the benefits of this initiative will be faster billing to our customers and improved collections of accounts receivable.

Net cash provided by operating activities is expected to be in the range of $80 to $85 million in 2003.

The nature of an information services business is such that it requires a substantial continuing investment in technology equipment and product development in order to expand the business. We are generally able to internally fund these investments from excess cash generated from operations. Additionally, historically we have also expanded our business through acquisitions and strategic investments in other businesses. The cash we use to expand our business is shown as Net cash used in investing activities. Capital expenditures, which reflect our investment in equipment and product development, were $31.0 million in 2002 and $32.9 million in 2001. These investments were funded from cash from operations in both years. Due to the inclusion of TechRx in 2003, we expect that these capital investments will be in the range of $40 to $45 million in 2003. This increase represents the continuing investment in T-Rex One, a first-of-its kind next generation pharmacy system.

During 2002, we acquired a controlling interest in TechRx and select assets of ScriptLINE from Arclight Systems. These acquisitions used cash totaling $119.6 million in 2002 compared to $23.2 million for acquisitions in 2001. Acquisitions in 2001 included our German informatics business and a printing services business in the U.S. The 2001 acquisitions were funded with excess cash from operations whereas the 2002 acquisitions were funded with both borrowings under our line of credit and cash from operations.

The acquisition of a controlling interest in TechRx in 2002 was the first step of an agreement to acquire all outstanding shares of TechRx in a two-step transaction. Under the second step, which would close on or about May 31, 2003, if certain conditions are met, we will acquire the remaining shares in TechRx from minority shareholders for cash, NDCHealth shares or a combination of cash and NDCHealth shares. The amount of the payment to TechRx shareholders will be determined based upon the satisfaction of certain financial and operational milestones by TechRx. The expected purchase price for the balance of the TechRx shares outstanding ranges from approximately $100 million to $200 million.

As previously mentioned, borrowings under our line of credit also provide us an additional source of liquidity. At the time of the spin-off of Global Payments, we obtained a credit facility with a one-year term providing a $50 million unsecured revolving line of credit and an option for us to convert any outstanding borrowings at the maturity date to a term loan repayable at the first anniversary of the initial maturity date. We exercised this option during the third quarter of 2002 and converted $50 million outstanding under the unsecured line of credit to a term loan. During the fourth quarter of 2002, we obtained a new credit facility providing a $150 million unsecured revolving line of credit and repaid the $50 million term loan. This new credit facility has a variable interest rate based on market rates and has a three-year term. The credit agreement contains certain financial and non-financial covenants customary for financings of this nature, such as requiring us to maintain a certain leverage ratio of debt to Adjusted

EBITDA. Adjusted EBITDA is defined in the credit agreement as Net income plus income taxes, interest expense, and non-cash charges. If by May 1, 2003, our obligations under our Convertible Subordinated Notes (discussed below) have not been paid in full or amended such that they mature after May 1, 2005, the facility will expire on May 1, 2003. We borrowed $91 million under our new facility in 2002 in order to partially fund the acquisitions described above. In 2001, we used $68.5 million of the $77.6 million cash dividend from Global Payments to pay the balance outstanding under our previous line of credit at the time of the spin-off.

Stock activities provide us an additional source of liquidity. Stock activities are primarily related to the exercises of employee stock options and issues under the employee stock purchase plan. In 2002, issuance of common shares of NDCHealth generated $6.6 million versus $7.4 million in 2001. Although the issuance of additional shares provides us with liquidity, it results in a dilution of each individual stockholder’s equity in the Company. We may choose to use cash to repurchase shares to reduce the number of our shares outstanding in order to counteract this dilution. As mentioned above, the acquisition of the remaining shares of TechRx may be paid in cash, NDCHealth shares, or a combination of both. The number of shares issued will depend on the acquisition price, the trading price of NDCHealth shares at the time of the transaction, and the form of payment made to TechRx shareholders. We intend to register shares to be used in the second step of the acquisition during fiscal 2003. Another use of cash is the payment of dividends. Because the amount of our quarterly dividend was reduced in the third quarter of 2001 following the spin-off of Global Payments, cash used for payment of dividends decreased to $5.5 million in 2002 from $8.8 million in 2001.

As mentioned above, deferred tax assets related to our discontinued operations allowed us to reduce our current cash tax payments by $21.2 million in 2002. We expect these deferred assets to be depleted in the first quarter of 2003. Discontinued operations also used $6.8 million in 2002, primarily in the settling of liabilities, versus $5.4 million in 2001. In addition, in 2001 we received a Cash dividend from Global Payments Inc. totaling $77.6 million.

We currently have $143.8 million of Convertible Subordinated Notes outstanding that will mature on November 1, 2003. The notes bear interest at 5% per annum and are convertible into approximately 4,140,000 shares of common stock at $34.72 per share at any time prior to maturity. We continue to evaluate several options to replace these notes including either, or a combination of, issuing new convertible notes or other equity linked securities or issuing senior debt, and we continue to monitor the capital markets. The actual effect of any refinancing will depend upon the refinancing option that we select, the timing of the refinancing and the rate that we must pay at that time. For example, should we refinance the notes in fiscal year 2003 by issuing a debt instrument of $150 million, we currently estimate that diluted earnings per share would be negatively impacted by approximately $0.00 to $0.04 in fiscal year 2003, plus a one-time charge relating to extinguishment of debt of approximately $0.02 to $0.03 per diluted share.

As of May 31, 2002, we have a working capital deficit which means that our Current liabilities exceed our Current assets. We believe that our current level of cash on hand, future cash flows from operations, and our revolving line of credit are sufficient to meet our operating needs in 2003. As described above, we are evaluating various options for replacing our convertible notes including the issuance of new convertible notes or other equity linked securities or senior debt.

A summary of our contractual obligations are presented below:

	Payments Due by Period
	1-3 years	4-5 years	After 5 years	Total
	(In millions)
Contractual Obligations
Long term debt	$164.8	$—	$—	$164.8
Line of Credit	91.0	—	—	91.0
Capital lease obligations	3.4	—	—	3.4
Operating leases	24.5	7.5	15.4	47.4

Total contractual obligations	$283.7	$7.5	$15.4	$306.6

Outlook

For the 2003 fiscal year, we estimate that annual revenue will be approximately $445 to $455 million and diluted earnings per share in the range of $1.55 to $1.57, including approximately $11 to $12 million of MedUnite related revenue. For the first quarter of 2003, we expect revenue to be in the range of $99 to $102 million, with diluted earnings per share in the range of $0.31 to $0.33. As previously disclosed, if we elect to refinance our Convertible Subordinated Notes prior to May 31, 2003, we currently estimate that diluted earnings per share would be negatively impacted by approximately $0.00 to $0.04 in fiscal 2003, plus a one-time charge relating to extinguishment of debt of approximately $0.02 to $0.03 per diluted share.

We expect that both of our business segments will continue to benefit from improved operating efficiencies. For fiscal 2003, we expect that revenue for the Information Management segment will be in the range of $160 to $165 million. For Network Services and Systems, we expect that revenue will be in the range of $285 to $290 million, including approximately $11 to $12 million of MedUnite related revenue.

Our markets have significant untapped potential providing us the opportunity to grow our business and generate significant cash flow.

Additional Factors That May Affect Future Performance

In addition to the other information provided in our reports, including this Annual Report on Form 10-K, the following additional risk factors may affect the Company’s results. We have provided the following risk factor disclosure in conjunction with our continuing effort to qualify our written and oral forward-looking statements for the protection of any safe harbor provision that protects companies from securities law liability in connection with such forward-looking statements. We undertake no obligation to update or revise our forward-looking statements or these risk factors to reflect future developments, changed assumptions, the occurrence of unanticipated events or changes to future operating results. Important factors currently known to our management that could cause actual results to differ materially from those in forward-looking statements include the disclosures contained in the Annual Report on Form 10-K and also include the following:

We may experience volatility in our stock price.

The market price of our common stock may experience significant volatility from time to time. Such volatility may be affected by factors such as our quarterly operating results or changes in the economy, financial markets or the healthcare information and transaction processing industries, specifically, or the healthcare industry in general. In recent years, the stock market has experienced extreme price and volume fluctuations which has sometimes affected the market price of the securities issued by a particular company which may be unrelated to the operational performance of the company. This type of market effect could impact our common stock price as well. In addition, we may be subject to securities class action litigation if the market price of our stock experiences significant volatility. Our management’s attention and resources may be diverted from normal operations if we would become subject to any securities class action, which may have a material adverse effect on our business.

Intense competition could damage our sales and profitability.

If we are unable to compete successfully with providers of systems and services similar to ours, we may lose significant revenue. We compete not only with independent providers of similar systems and services, but also with unrelated businesses’ internal divisions that provide similar services. The markets in which we offer our systems and services are highly competitive with respect to functionality of products and services, price, quality and innovation. Competition in the markets in which we offer our systems and services affects our ability to attract new customers and keep existing ones, hire quality employees, and charge prices for our products and services that will maximize our profitability. Some of our competitors have greater access to capital and marketing and technological resources, and we cannot guarantee that we will be able to compete successfully with them.

We may not be able to replace our existing convertible debt on financially attractive terms.

We currently have $143.8 million of 5% Convertible Subordinated Notes outstanding that will mature on November 1, 2003. We continually monitor the capital markets, and anticipate replacing these notes on favorable terms. If we refinance in fiscal year 2003 by issuing a debt instrument of $150 million, we presently estimate that diluted earnings per share in that year could be reduced by up to $0.04, plus a one-time charge relating to extinguishment of debt of up to $0.03 per share. However, the actual effect of any refinancing will depend upon the refinancing option that we select, the timing of the refinancing, and the rate that we must pay at the time.

Adverse rulings in litigation could reduce our results of operations.

Our profitability could be affected by the outcome of litigation in Europe and in the United States. Our complaint filed before the European Commission against IMS Health, a competitor to our information business, seeking to compel the issuance of a license to allegedly proprietary data structures is presently before the European Commission, as well as its Courts, and is awaiting a decision. Further, we are currently awaiting judicial determination in Germany as to whether or not IMS Health holds a copyright in this structure. We are also involved in litigation related to our former Physician and Hospital Support Services and Hospital Management Services (PHSS) units. We are unable to predict either the outcome before the European Commission or the German courts, or whether we may incur liability stemming from the PHSS litigation. Liability resulting from adverse rulings could reduce our results of operation and profitability.

We may lose customers or revenue due to consolidation in the healthcare industry.

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

The value of our strategic investment in MedUnite may change with business conditions.

Our investment in MedUnite Corporation is presently accounted for under the cost method. MedUnite is an early stage venture among a number of leading health service payors and NDCHealth. MedUnite is currently evaluating several preliminary proposals in conjunction with a potential recapitalization transaction and has selected parties for additional negotiations. In addition, we understand that other parties have indicated their interest in potentially submitting a proposal to MedUnite. The valuation of MedUnite is dependent upon execution of its business strategy, transactions pursued in the execution of its strategy, and the results of its recapitalization transaction. Reduced growth, underperformance by MedUnite, or the outcome of the recapitalization transaction could cause us to reassess the carrying value of our investment in MedUnite and our continued use of the cost method. A reduced valuation or change in accounting method could reduce our profitability.

Changes in the United States healthcare environment could have a material negative impact on our revenues.

In recent years, the healthcare industry, including the healthcare financing and reimbursement system, has changed significantly in an effort to reduce costs. These changes include increased use of managed care, cuts in Medicare and Medicaid payment and reimbursement levels, consolidation of pharmaceutical and medical-surgical supply distributors, and the development of large, sophisticated purchasing groups. We expect the healthcare industry to continue to change significantly in the future. Some of these changes, such as a reduction in governmental support of healthcare services or adverse changes in the delivery or pricing of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to reduce the price they are willing to pay for our products and services. Changes in pharmaceutical manufacturers’ research and distribution policies could also reduce our income. We are unable to predict the effect of such changes on our operations and profitability.

Complex state and federal regulations could depress the demand for information products and we could incur redesign costs or be subject to penalties.

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

HIPAA Administrative Simplification

Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, Congress required the adoption of rules to establish standards and requirements for the electronic transmission of certain health information. Published rules include Standards for Electronic Transactions, published August 17, 2000, Standards for Privacy of Individually Identifiable Health Information, published December 28, 2000, and Standards for Unique Employer Identifiers, published May 31, 2002. These rules generally restrict the use and disclosure, and mandate security, of personally identifiable health information. The HIPAA rules apply to healthcare providers, health plans, including employer-sponsored group health plans, and healthcare clearinghouses, as well as indirectly, in certain instances, to those who provide services on behalf of these entities which involve the receipt of disclosure of health information. Certain of our operations will be subject to the HIPAA rules. Compliance with these final rules will be costly and could require complex changes in our systems.

Transaction Standards

The Standards for Electronic Transactions rule requires format standards for eight of the most common healthcare transactions, using technical standards issued by certain recognized standards publishing organizations. Healthcare providers, plans and clearinghouses transmitting or receiving any of these eight health transactions electronically must send and receive data using a common format, rather than the large number of different data formats currently used. The initial compliance date for most entities was October 16, 2002; however, Congress recently enacted a process allowing providers, payers and clearinghouses to file for an extension of one year.

The transaction standards are applicable to that portion of our business involving the processing of healthcare transactions among providers, payers and other healthcare industry participants. The transaction standards apply to many of our customers and to our relationships with those customers. We intend to comply with the transaction standards by the compliance dates, but our customers and business partners may elect to file extensions. Compliance may require costly modifications to some of our systems, products and services. We believe that we are well-positioned to make these changes and assist our customers and strategic partners with compliance. However, there can be no assurance that we or our customers or strategic partners will be able to do so in a timely manner, or that we will be able to take advantage of any business opportunities or react to changes that may result from implementation of the transaction standards.

Other state and federal statutes and regulations governing transmission of healthcare information may affect our operations. For example, Medicaid rules require some processing services and eligibility verification to be maintained as separate and distinct operations. We carefully review our practices in an effort to ensure that we are in compliance with all applicable state and federal laws. These laws, though, are complex and changing, and the courts and other governmental authorities may take positions that are inconsistent with our practices thereby increasing our costs of complying or otherwise adversely affecting our operations.

Privacy Standards

The Standards for Privacy of Individually Identifiable Health Information rule establishes a set of national privacy standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses, healthcare providers and their business associates. This rule governs the use and disclosure of such information, and establishes procedures for access to and amendment of information in designated record sets. The compliance date for most entities is April 14, 2003. The privacy standards rule applies to the portions of our business that process healthcare transactions and provide technical services to other participants in the healthcare industry. This rule provides for civil and criminal liability for violations, and requires us, our customers and our partners to use health information in a highly restricted manner, to establish policies and procedures to safeguard the information, and may require us to obtain individual authorizations and acknowledgements in some cases, and to provide certain access rights to individuals. This rule may require us to incur significant costs to change our systems and services, and may restrict the manner in which we transmit and use the information. In addition, our provider or payer customers may elect to transmit information directly without using a clearinghouse, or may restrict our access to information needed to support our information services business. Each of these events could adversely affect our ability to generate revenues.

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

The security rules promulgated pursuant to HIPAA have been proposed but have not been finalized. The purpose of the proposed security rules is to establish a minimum standard for the protection of individual health information that is stored or transmitted electronically. The rules provide administrative procedures, physical safeguards, and technical mechanisms that may be implemented to satisfy the regulations. When, and if, the proposed security regulations are finalized, they could result in significant financial obligations for us and will pose increased regulatory risk.

International Data Regulation

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

In order to remain competitive and satisfy the requirements and needs of our clients, we must remain informed of and adapt to new regulations governing the transmission, use and processing of personal information in electronic commerce and over the Internet. Although many of these regulations may not apply directly to our business, we expect that these regulations and any new laws regulating the solicitation, collection or processing of personal or consumer information could indirectly affect our business. Our efforts to remain competitive and profitable and ensure compliance, and our customer’s compliance, with these regulations may require the expenditure of significant sums in research and development and investments in new technology and processes and will require significant attention from senior management.

Unanticipated changes in our accounting policies may be required because of mandates by standards setting organizations and could have a material impact on our financial statements.

In the process of managing our business and reporting financial results we rely on estimates and judgments made by management in the reporting and comparison of financial results. These judgments are based on the standards in place at that time.

Standards setting organizations are continuously reviewing the methodology and application of standards previously set and adjusting them as they deem appropriate. In addition, new accounting standards may be formulated and released that could affect our reporting of actual results or outlook for anticipated future results. If these revised or new standards cause us to restate financial results from prior accounting periods it could have a negative impact on our previously reported results. Similarly, if revised or new standards affect reporting of results in the current or future periods the comparison to prior results under the old accounting standards may not be favorable. The investor is urged to use caution in this area in light of the current focus by regulatory agencies on accounting standards.

Our profitability may suffer if we are unable to continue our expansion in new and existing markets.

Our future growth and profitability depends, in part, upon our continued expansion within the healthcare electronic transaction processing and information services markets in which we currently operate, the further expansion of these markets, the emergence of other markets for electronic transaction processing and healthcare information services and our ability to penetrate these markets. As part of our strategy to expand into new and existing markets, we seek selective acquisition opportunities and alliance relationships with other businesses that will allow us to increase our market penetration, technological capabilities, product offerings and distribution capabilities. We cannot predict whether we will successfully identify suitable acquisition candidates in the future, or whether any acquisition will provide us with the ability to expand into new markets.

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

Defaults in payment or a material reduction in purchases of the company’s products by large customers could have a significant negative impact on our financial condition, results of operations and liquidity.

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

Recent and future combinations and strategic relationships may not be profitable.

We are currently devoting significant management resources and other resources toward the integration of our recent strategic combinations and relationships. We have made substantial investments in HealthTran, LLC, a provider of pharmacy benefit administration, and in MedUnite, Inc. We recently acquired a majority interest in TechRx Incorporated, and we purchased the ScriptLINE claim processing assets of Arclight Systems, LLC. Entities in which we hold interests may, under certain conditions, require further investment by us. We may not be able to successfully integrate our existing operations with these business partners. Even if integration occurs successfully, failure of these relationships to achieve levels of revenue growth, profitability or productivity comparable with those achieved by our existing operations, or otherwise not perform as expected, may adversely impact our revenue and profitability.

We may spend significant resources developing and promoting new products or solutions that may not be profitable.

The market for our products and services is characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing customer needs. We cannot ensure that we will be successful in developing and marketing new products and services or that our products and services will adequately meet the quickly changing demands of our customers. In addition, in order to meet our customers’ demands, we are continually involved in a number of development projects, including our effort to update our core mainframe-based products for the healthcare information services markets. Because we cannot predict the time and cost required in reaching certain research, development and engineering objectives, the costs of product development initiatives could significantly exceed our estimates, and project development schedules could require extensions. In either of these events, our profitability and overall results of operations could be adversely affected. We believe that the future success of our business will depend in large part upon our ability to maintain and enhance our current product and service offerings and to continually develop and introduce new products and services that will keep pace with technological advances and satisfy evolving customer requirements. Further, we cannot ensure that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products and services. An inability to develop and introduce new products and services in a timely manner, or an unsuccessful new or updated product could materially adversely affect our financial condition and results of operations.

Proprietary technology protections may not be adequate and proprietary rights may infringe on rights of third parties.

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

We may need additional capital to continue our growth and expansion.

We may incur additional indebtedness in the future, including borrowings under a credit facility, if a credit facility is available, to finance acquisitions. As a result, we may be subject to risks associated with debt financing, including increased interest rate expense, insufficient cash flow to meet required payments on our debt, inability to meet credit facility covenants, and inability to refinance or repay the debt as it comes due.

Our anti-takeover provisions may limit stockholder value.

Certain provisions of our Certificate of Incorporation and By-laws, our stockholder protection rights agreement, and Delaware law may delay, defer or prevent a takeover attempt that a stockholder might consider in its best interest. A stockholder may not receive as much in exchange for his or her shares as they could without these provisions. The following is a description of the provisions that may reduce the market prices for our shares of common stock.

Our Certificate of Incorporation and our By-laws separate our Board of Directors into three classes of directors, with each class as nearly equal in number as the total number of directors permits. Each class serves for three-year terms, and each class’ term expires in different successive years. In addition, our Certificate of Incorporation authorizes the Board of Directors to issue preferred stock in one or more classes or series and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any action on the part of the stockholders. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

Our stockholder rights plan issues rights to our common stockholders, which entitle them to purchase preferred stock upon the happening of certain events. These rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors unless the offer contains certain conditions. In addition, Section 203 of the Delaware General Corporation Law prohibits certain persons from engaging in business combinations, which may also have the effect of delaying, deterring or preventing a change of control.

If we lose the tax-free status of the recent spinoff, you and NDC could be subject to substantial tax liability.

As part of our spinoff of Global Payments, Inc., we received a tax ruling relating to the qualification of the distribution as a tax-free distribution within the meaning of Section 355 of the Internal Revenue Code. The continuing validity of a tax ruling is subject to certain factual representations and assumptions. If the distribution were to lose its status as a tax-free distribution, we would recognize taxable gain equal to the excess of the fair market value of our common stock distributed to our stockholders over our tax basis in the stock. In addition, each NDCHealth stockholder who received Global Payments, Inc. common stock in the distribution would generally be treated as receiving a taxable distribution in an amount equal to the fair market value of the stock.

If the distribution is disqualified as tax-free to NDCHealth because of certain post distribution circumstances, such as an acquisition of Global Payments, Inc. within two years after the distribution that, together with the distribution, is treated as a single plan, we would recognize taxable gain but the distribution would generally remain tax-free to each NDCHealth stockholder.

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

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have performed sensitivity analyses over the near term regarding the risks listed below. Based on these sensitivity analyses, we are not exposed to material market risk from changes in interest rates, foreign currency rates and/or NDCHealth equity prices. We also do not anticipate any material risk from changes in interest rates, foreign currency rates and/or NDCHealth equity prices.

Interest Rate

We have a line of credit which has variable interest rates for Eurodollar and other floating rate advances based on the London Interbank Offered Rates, Prime Rate, or Federal Funds plus applicable margin. Accordingly, we are exposed to the impact of interest rate movement. We have performed an interest rate sensitivity analysis over the near term with a 10% change in interest rates. Based on this analysis, our Net income would be impacted by approximately $0.3, million which is not material. We do not anticipate any material interest rate risk from changes in interest rates.

Foreign Currency Risk

We generate a percentage of our Net income from our foreign operations. We have performed a foreign exchange sensitivity analysis over the near term with a 10% change in foreign exchange rates. Based on this analysis, our Net income would be impacted by approximately $0.2 million, which is not material. We also do not anticipate any material foreign exchange rate risk from changes in foreign currency rates.

Convertible Debt

We have outstanding debt which is convertible into NDCHealth common stock at a certain level. We have performed an equity price sensitivity analysis over the near term with a 10% change in our equity price. Based on this analysis, there is no effect on our Net income from the change in our equity price. Our Diluted earnings per share incorporates the effect of this debt conversion, where applicable.

As of May 31, 2002, the fair value of our 5% Convertible Subordinated Notes is approximately $148.8. Because of the notes’ conversion feature, the fair value of these securities is primarily based upon the market price of our common stock.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of NDCHealth Corporation.

We have audited the accompanying consolidated balance sheets of NDCHealth Corporation and subsidiaries as of May 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the two years in the period ended May 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a) for 2002 and 2001. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule as of May 31, 2002 and 2001, based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NDCHealth Corporation and subsidiaries at May 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended May 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia
July 23, 2002, except for
note 19, as to which
the date is August 19, 2002

{This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with consolidated balance sheets of National Data Corporation as of May 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2001. This audit report has not been reissued by Arthur Andersen in connection with this filing on Form 10-K. Although this audit report includes the consolidated balance sheet of National Data Corporation as of May 31, 2001, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year ended May 31, 2001, Ernst & Young LLP has expressed an opinion on these financial statements and you should rely on their opinion rather than the opinion of Arthur Andersen. See Exhibit 23(ii) for further discussion.}

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To National Data Corporation:

We have audited the accompanying consolidated balance sheets of National Data Corporation (a Delaware corporation) and subsidiaries as of May 31, 2001 and 2000 and the related consolidated statements of income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/S/    ARTHUR ANDERSEN LLP
Atlanta, Georgia
July 13, 2001

CONSOLIDATED STATEMENTS OF OPERATIONS

NDCHealth Corporation and Subsidiaries

	Year Ended May 31,
	2002	2001	2000
	(In thousands, except per share data)
Revenues	$353,381	$337,052	$345,673
Operating expenses:
Cost of service	174,944	168,691	181,001
Sales, general and administrative	76,961	77,640	86,062
Depreciation and amortization	24,374	34,745	31,834
Restructuring and impairment charges	—	2,156	34,393

	276,279	283,232	333,290

Operating income	77,102	53,820	12,383
Other income (expense):
Interest and other income	1,779	755	4,549
Interest and other expense	(9,693)	(8,038)	(6,532)
Valuation adjustments	(41,000)	(6,953)	(9,738)
Minority interest in losses	1,863	1,137	—

	(47,051)	(13,099)	(11,721)

Income before income taxes, equity in losses of affiliated companies and discontinued operations	30,051	40,721	662
Provision for income taxes	12,877	15,753	1,825
Income (loss) before equity in losses of affiliated companies and discontinued operations	17,174	24,968	(1,163)
Equity in losses of affiliated companies	(2,064)	(751)	—
Income (loss) before discontinued operations	15,110	24,217	(1,163)
Discontinued operations, net of income taxes	—	8,323	(39,002)

Net income (loss)	$15,110	$32,540	$(40,165)

Basic earnings (loss) per share:
Income (loss) before discontinued operations	$0.44	$0.73	$(0.03)
Discontinued operations	$—	$0.25	$(1.17)
Basic earnings (loss) per share	$0.44	$0.99	$(1.21)
Diluted earnings (loss) per share:
Income (loss) before discontinued operations	$0.43	$0.71	$(0.03)
Discontinued operations	$—	$0.24	$(1.17)
Diluted earnings (loss) per share	$0.43	$0.95	$(1.21)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NDCHealth Corporation and Subsidiaries

	Year Ended May 31,
	2002	2001	2000
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$15,110	$32,540	$(40,165)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Equity in losses of affiliated companies	2,064	751	—
Non-cash restructuring and impairment charges	—	930	23,880
(Income) loss from discontinued operations	—	(8,323)	39,002
Depreciation and amortization	24,374	34,745	31,834
Deferred income taxes	(8,620)	10,977	(33,106)
Provision for bad debts	1,619	1,322	10,198
Valuation adjustments	41,000	6,953	9,738
Other, net	269	54	137
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:
Accounts receivable, net	(6,429)	(4,121)	4,789
Prepaid expenses and other assets	(3,492)	(15,539)	(325)
Accounts payable and accrued liabilities	(1,812)	10,018	16,712
Deferred income	636	(9,114)	(2,685)
Income taxes	(2,067)	1,857	(1,968)

Net cash provided by operating activities	62,652	63,050	58,041

Cash flows from investing activities:
Capital expenditures	(30,985)	(32,915)	(26,517)
Business acquisitions, net of acquired cash	(119,626)	(23,224)	(38,098)
Business divestiture	—	20,000	6,474
Investments and other non-current assets	(14,310)	(13,789)	(10,045)

Net cash used in investing activities	(164,921)	(49,928)	(68,186)

Cash flows from financing activities:
Net (repayments) borrowings under lines of credit	91,000	(68,500)	26,750
Credit facility fee	(889)	—	—
Net principal payments under capital lease arrangements and other long-term debt	(2,371)	(4,814)	(11,469)
Net issuances (purchases) related to stock activities	6,559	7,360	(25,680)
Dividends paid	(5,457)	(8,762)	(9,937)

Net cash provided by (used in) financing activities	88,842	(74,716)	(20,336)

Cash flows from discontinued operations:
Cash provided by tax benefits of discontinued operations	21,233	—	—
Cash (used in) provided by discontinued operations	(6,779)	(5,375)	30,212
Cash dividend from Global Payments Inc.	—	77,600	—

Net cash provided by discontinued operations	14,454	72,225	30,212

Increase (decrease) in cash and cash equivalents	1,027	10,631	(269)
Cash and cash equivalents, beginning of period	12,420	1,789	2,058

Cash and cash equivalents, end of period	$13,447	$12,420	$1,789

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

NDCHealth Corporation and Subsidiaries

	May 31, 2002	May 31, 2001
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$13,447	$12,420
Accounts receivable	76,161	70,648
Allowance for doubtful accounts	(5,710)	(6,628)

Accounts receivable, net	70,451	64,020

Income tax receivable	2,229	2,265
Deferred income taxes	19,987	29,539
Prepaid expenses and other current assets	23,258	18,788

Total current assets	129,372	127,032

Property and equipment, net	101,566	82,956
Intangible assets, net	377,322	221,757
Deferred income taxes	21,403	11,828
Investments	13,497	29,798
Other	15,024	10,990

Total Assets	$658,184	$484,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$91,000	$—
Short-term borrowings	11,906	—
Current portion of long-term debt	963	170
Current portion of obligations under capital leases	1,296	2,586
Accounts payable and accrued liabilities	76,047	53,228
Deferred income	21,089	13,624

Total current liabilities	202,301	69,608

Long-term debt	151,910	151,567
Obligations under capital leases	1,779	1,108
Other long-term liabilities	22,592	23,044

Total liabilities	378,582	245,327

Commitments and contingencies
Minority interest in equity of subsidiaries	21,856	12,418
Stockholders’ equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.125 per share; 200,000,000 shares authorized; 34,643,922 and 33,875,235 shares issued in 2002 and 2001, respectively.	4,330	4,234
Capital in excess of par value	212,026	188,636
Retained earnings	54,194	44,541
Deferred compensation and other	(6,743)	(7,101)
Accumulated other comprehensive loss	(6,061)	(3,694)

Total stockholders’ equity	257,746	226,616

Total Liabilities and Stockholders’ Equity	$658,184	$484,361

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

NDCHealth Corporation and Subsidiaries

	Common Stock		Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Deferred Compensation and Other	Accumulated Other Comprehensive Income (Loss)			Total Stockholders’ Equity
	Number of Shares	Amount					Unrealized Holding Gain (Loss)	Cumulative Translation Adjustment	Pension Liability Adjustment
	(In thousands, except per share data)
Balance at May 31, 1999	33,953	$4,244	$345,639	$(5,857)	$70,865	$(3,215)	$—	$(2,582)	$—	$409,094

Comprehensive loss
Net loss					(40,165)					(40,165)
Cumulative translation adjustment								(657)		(657)
Unrealized holding loss							(1,727)			(1,727)

Total comprehensive loss										(42,549)

Cash dividends ($0.27 per share)					(9,937)					(9,937)
Treasury shares purchased				(42,844)						(42,844)
Stock issued under employee stock plans			(1,615)	12,657						11,042
Stock issued under non-employee stock plans			(329)	329						—
Stock issued under restricted stock plans			3,682	3,755		(7,437)				—
Tax benefit from exercise of stock options			2,010							2,010
Amortization of deferred compensation						3,320				3,320

Balance at May 31, 2000	33,953	4,244	349,387	(31,960)	20,763	(7,332)	(1,727)	(3,239)	—	330,136

Comprehensive income
Net income					32,540					32,540
Cumulative translation adjustment								(1,387)		(1,387)
Unrealized holding gain							1,616			1,616

Total comprehensive income										32,769

Cash dividends ($0.23 per share)					(8,762)					(8,762)
Spin-off dividend			(141,572)			3,421		1,043		(137,108)
Stock issued under employee stock plans	47	6	(19,394)	28,684		(4,287)				5,009
Stock issued under non-employee stock plans			(7)	67						60
Stock issued under restricted stock plans	(125)	(16)	(839)	3,209		(2,354)				—
Tax benefit from exercise of stock options			1,061							1,061
Amortization of deferred compensation						3,451				3,451

Balance at May 31, 2001	33,875	4,234	188,636	—	44,541	(7,101)	(111)	(3,583)	—	226,616

Comprehensive income
Net income					15,110					15,110
Cumulative translation adjustment								678		678
Pension liability adjustment									(3,027)	(3,027)
Unrealized holding loss							(18)			(18)

Total comprehensive income										12,743

Cash dividends ($0.16 per share)					(5,457)					(5,457)
Stock issued for acquisition	403	50	11,950							12,000
Stock issued under employee stock plans	291	36	5,211			1,128				6,375
Stock issued under non-employee stock plans	4	1	74							75
Stock issued under restricted stock plans	71	9	2,080			(2,089)				—
Tax benefit from exercise of stock options			4,075							4,075
Amortization of deferred compensation						1,319				1,319

Balance at May 31, 2002	34,644	$4,330	$212,026	$—	$54,194	$(6,743)	$(129)	$(2,905)	$(3,027)	$257,746

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Nature of operations—NDCHealth Corporation (the “Company” or “NDCHealth”) provides network based information processing services and systems to healthcare providers and payers; and information management products and solutions to pharmacuetical manufacturers. NDCHealth classifies its business into two reportable segments: Information Management and Network Services and Systems.

On January 31, 2001, the Company completed the spin-off of its eCommerce business segment, Global Payments Inc. (“Global Payments”). Additionally, in the third quarter of fiscal 2000, the Company decided to pursue the divestiture of its management services business and account for the business as “discontinued operations.” As a result of the spin-off and divestiture, the Company’s financial statements have been prepared with Global Payments’ and the management services business’ net assets, results of operations, and cash flows displayed separately as “discontinued operations” with all historical financial statements restated to conform to this presentation, in accordance with Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations.”

Because the former healthcare information business segment is the remaining stand-alone business after the spin-off of Global Payments, at the 2001 Annual Meeting of Stockholders held on October 25, 2001, stockholders adopted a proposal to amend the Certificate of Incorporation of National Data Corporation to change its name to NDCHealth Corporation.

Additionally, in the first quarter of fiscal 2002, the Company adopted a revised fiscal calendar. Previously, each fiscal year began June 1 and ended May 31 with interim quarters ending the last calendar day of every third month. Under the new fiscal calendar, the fiscal year will begin on the Saturday closest to June 1, except for fiscal 2002 which began Friday, June 1, and end on the Friday closest to May 31. Interim quarters will typically consist of thirteen weeks ending the Friday closest to the last calendar day of August, November, and February. Because the revised fiscal calendar differs only slightly from the previous calendar, the change created no significant differences in operating results or financial position between periods in this report. Unless otherwise noted, all references in this document to a particular year means the Company’s fiscal year.

Basis of presentation—The consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries. Significant inter-company transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2001 consolidated financial statements to conform with the 2002 presentation. The financial statements have been adjusted to reflect the Company’s adoption of the provisions of Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products” (“EITF 01-09”). Our adoption of EITF 01-09 resulted in certain vendor allowances, related to sales to physician systems vendors, previously recorded as expense to be reclassified as deductions from revenue. The deductions were $18.0 million and $7.7 million in fiscal years 2002 and 2001, respectively. There were no changes to income as a result of this reclassification. The effect of our adoption of EITF 01-09 was not material prior to fiscal 2001.

Also during the year, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with TechRx under which the Company agreed to acquire TechRx in a two-step transaction. As NDCHealth is now the controlling shareholder, TechRx’s results have been consolidated into the Company’s financial statements as of May 28, 2002, the date of acquisition, and the Company’s financial statements have been retroactively adjusted to account for TechRx as an equity investment since the initial investment as required by Accounting Principals Board Opinion No. 18, “Equity Method of Accounting for Investments in Common Stock” (“APB 18”). The adjustments required by APB 18 are a reduction in Revenues of $6.0 million and $5.1 million in fiscal years 2002 and 2001, respectively, and an addition to equity in losses of affiliated companies of $1.5 million and $0.7 million in fiscal years 2002 and 2001, respectively.

In accordance with recent Securities and Exchange Commission guidance, those accounting policies that management believes are the most critical and require complex management judgment are discussed first below. Further discussion of the application of the Company’s critical accounting policies can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Critical Accounting Policies

Revenue—In accordance with criteria set forth in Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and Statement of Position No. 97-2, “Software Revenue Recognition” the Company recognizes revenue when persuasive evidence of an agreement exists, delivery and performance has occurred, there is a fixed and determinable sales price, and collectibility is reasonably assured.

Within the Information Management segment, the Company has two primary sources of revenue: database information reporting and consulting services. Database information reporting typically involves the delivery of data providing pharmaceutical information. Revenue for products and services delivered over a period of time with multiple deliverables is recognized ratably over the term of the contract using a straight-line model. Revenue for single deliverable products and services is recognized when obligations to the customer have been fulfilled, which is typically upon delivery. Consulting services are typically structured as fixed price service contracts. Revenue for these services is recognized ratably over the contract term based on the percentage-of-completion model. If it is determined that the Company will incur a loss on a contract, the loss is recognized at the time of determination. Typically, these contracts average 6 to 12 months.

Within the Network Services and Systems segment, the primary source of revenue is per transaction fees charged for network services. This revenue is recognized at the time services are rendered. Additionally, the Company receives revenue from software licenses and related maintenance and support agreements. Revenue related to software utilized by the customer to process transactions through the Company’s network is recognized ratably over the estimated life of the network services relationship beginning on the date of customer acceptance of the software. Revenue related to software with stand alone functionality is recognized upon the date that the software is in operation at the customer site where vendor specific objective evidence (VSOE) has been established for the undelivered elements of the customer contract, which typically is maintenance and customer support. In these cases, the maintenance and customer support revenue is recognized over the term of the contract. Where VSOE cannot be established for undelivered elements within the contract, the revenue is recognized upon acceptance over the remaining term of the contract.

Intangible assets—Intangible assets primarily represent goodwill and customer base associated with the Company’s acquisitions. Customer base acquired is amortized over the estimated useful life ranging from 5 to 15 years. Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 eliminates pooling of interests accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 deals with, among other things, the elimination of amortization of goodwill. The Company adopted these new standards in the first quarter of 2002. SFAS 142 requires that goodwill no longer be amortized but be reviewed for impairment at least annually. As part of its adoption of SFAS 142, the Company completed its initial impairment tests during the second quarter of 2002 and these tests resulted in no impairment. The adoption of SFAS 142 eliminated certain differences between book and tax expense.

The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of intangibles may warrant revision or may not be recoverable. When factors indicate that intangibles with finite lives should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows associated with the asset over the remaining life of the asset in measuring whether the asset is recoverable. If such evaluation indicates a potential impairment, cash flows discounted using the Company’s cost of equity are used to measure fair value in determining the amount of these assets that should be written off. In management’s opinion, the goodwill and identifiable intangible assets are appropriately valued at May 31, 2002 and 2001.

Capitalized software—Capitalized software consists of development costs for software held for sale to our customers as well as software used internally to provide services to our customers. In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” and Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), capitalization of costs begins when technological feasibility has been established, or during the application development phase, and ends when the product is available for general release to customers. Completed projects are amortized after reaching the point of general availability using the greater of the amount computed using the straight-line method or the ratio that current revenues bear to the total of current and anticipated revenues, based on the estimated useful life of the software, normally five years. The net realizable value of capitalized software is monitored to ensure that the investment will be recovered through the future sales of products or services.

Allowance for doubtful accounts—Allowance for doubtful accounts reflects management’s best estimate of probable losses based principally on historical experience and specific review and analysis. All accounts or portions thereof deemed to be uncollectible or to require excessive collection costs are written off against the allowance.

Data costs—The Company purchases data from a variety of sources primarily for use in its information products and services. These costs are typically held in inventory at the time of purchase and expensed the following months as products utilizing the data are delivered to customers. Occasionally product offerings are expanded by modifying current products for a new market. In these cases, additional or new types of data costs may be incurred in developing the history database for these new products and the additional data costs are deferred. These data costs are then amortized over the average life of the contracts for the new products, generally one to three years.

Investments—In a rapidly changing technology industry, the Company considers and selectively enters into a variety of alliances, joint ventures and investments. The Company maintains investments in both publicly traded and privately held entities. The investments in publicly traded entities are classified as available-for-sale securities and are reported at fair value. Unrealized gains and losses are reported, net of taxes, as a component of stockholders’ equity. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold. Realized gains and losses on investments are included in Other income/expense when realized.

Investments in privately held entities are accounted for under either the cost, equity, or consolidation method, whichever is appropriate for the particular investment. The appropriate method is determined by the Company’s ability to exercise significant influence over the investee, through either voting stock or other means. These investments are regularly reviewed for impairment issues and propriety of current accounting treatment. In accordance with the provisions of APB 18, transition from the cost to equity method, due to changes in the Company’s ability to influence the investee or the level of investment, would require retroactive restatement of previously issued financial statements as if the Company had always accounted for the investment under the equity method. If the Company’s level of investment increases to a level such that it directly or indirectly controls the entity, the entity’s results would be consolidated into the Company’s consolidated financial statements.

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make other estimates and assumptions in addition to those discussed above. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

Key Accounting Policies

Property and equipment—Property and equipment, including equipment under capital leases, are stated at cost. Depreciation and amortization are calculated using the straight-line method for financial reporting purposes, whereas accelerated methods are used for income tax reporting purposes. Data center and technology equipment is depreciated over three to five year lives, other equipment that supports our data centers is depreciated over 10 to 15 year lives, and buildings are depreciated over 20 to 40 year lives. Leasehold improvements and property acquired under capital leases are amortized over the shorter of the useful life of the asset or the term of the lease. The costs of purchased software are capitalized and amortized on a straight-line basis over their estimated useful lives, not to exceed five years. Maintenance and repairs are charged to operations as incurred.

Impairment of long-lived assets—The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of long-lived assets, including property and equipment, may warrant revision or may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows associated with the asset over the remaining life of the asset in measuring whether the long-lived asset is recoverable. If such evaluation indicates a potential impairment, the Company uses undiscounted cash flows to measure fair value in determining the amount of these assets that should be written off. In management’s opinion, the long-lived assets, including property and equipment, are appropriately valued at May 31, 2002 and 2001 and any necessary adjustments have been made.

Income taxes—The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates (see Note 9.)

Other Accounting Policies

Cash and cash equivalents—Cash and cash equivalents includes cash on hand and all investments with a maturity of three months or less when purchased.

Fair value of financial instruments—The carrying amounts of financial instruments, including cash, cash equivalents, receivables, accounts payable and accrued expenses, and current maturities of long-term obligations, approximate fair value. Interest on long-term debt is primarily payable at fixed rates, which approximate market rates at May 31, 2002 and 2001 (see Note 10). Cash equivalents consist primarily of funds held in short-term money market accounts.

Foreign currency translation—The Company maintains subsidiaries in Western Europe, the United Kingdom, and Canada. The functional currency of these subsidiaries is their local currency. The assets and liabilities of foreign subsidiaries are translated at the year-end rate of exchange, and income statement items are translated at the average rates prevailing during the year. The resulting translation adjustments are recorded as a component of stockholders’ equity. The effects of foreign currency gains and losses arising from these translations of assets and liabilities are included as a component of other comprehensive income.

Earnings per share—Basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, and convertible debt that, if converted, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period have a dilutive effect on earnings per share. The following table sets forth the computation of basic and diluted earnings for the fiscal years ending May 31:

	Fiscal Year Ended (Before Discontinued Operations)
	2002			2001			2000
	Income	Shares	Per Share	Income	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share data)
Basic EPS:
Income (loss) before discontinued operations	$15,110	34,087	$0.44	$24,217	33,009	$0.73	$(1,163)	33,232	$(0.03)
Effect of dilutive securities:
Stock options	—	1,409		—	1,144		—	—

	15,110	35,496		24,217	34,153		(1,163)	33,232
Convertible debt	—	—		—	—		—	—

Diluted EPS:
Income (loss) before discontinued operations available to common stockholders plus assumed conversions	$15,110	35,496	$0.43	$24,217	34,153	$0.71	$(1,163)	33,232	$(0.03)

	Fiscal Year Ended (Net Income)
	2002			2001			2000
	Income	Shares	Per Share	Income	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share data)
Basic EPS:
Net income (loss)	$15,110	34,087	$0.44	$32,540	33,009	$0.99	$(40,165)	33,232	$(1.21)
Effect of dilutive securities:
Stock options	—	1,409		—	1,144		—	—

	15,110	35,496		32,540	34,153		(40,165)	33,232
Convertible debt	—	—		—	—		—	—

Diluted EPS:
Net income (loss) available to common stockholders plus assumed conversions	$15,110	35,496	$0.43	$32,540	34,153	$0.95	$(40,165)	33,232	$(1.21)

Basic and diluted earnings per share for the fiscal year ended May 31, 2000 is the same as the effect of any potentially dilutive securities and convertible debt is antidilutive due to the loss generated by the restructuring and non-recurring charges and discontinued operations.

Outstanding options to purchase 38,000 and 753,000 shares of the Company’s common stock were not included in the computation of diluted earnings per share in fiscal years 2002 and 2001, respectively, because the options’ exercise prices were greater than the average market price of the Company’s common stock. Additionally, the impact of the convertible debt, if converted, did not have a dilutive effect on earnings per share for all three fiscal years.

Recently Issued Accounting Pronouncements—In August 2001, the FASB issued SFAS 144. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. The Company has evaluated this statement, and it does not have a material impact on its results of operations or financial position.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” which clarifies the criteria under which extinguishments of debt can be considered as extraordinary and rescinds the related Statement Nos. 4, 44, and 64 and also makes technical corrections to other Statements of Financial Standards. Management believes that the adoption of this statement will not have a material effect on the Company’s future results of operations.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies  EITF 94-3.

Management believes that the adoption of this statement will not have a material effect on the Company’s future results of operations. However, the statement will likely change the timing of recognition of any future restructuring activity.

Note 2—Business Acquisitions and Investments

During fiscal 2002, 2001, and 2000, the Company completed the following acquisitions:

Business	Date Acquired	Ownership Percentage
2002
TechRx, Inc.	May 2002	63%
ScriptLINE	May 2002	100%
2001
Source Dispenser UK, LTD.	August 2000	100%
Medprint, Inc.	August 2000	100%
Pharma Intranet Information AG	October 2000	51%
2000
The Computer Place, Inc. (“Medisoft”)	April 2000	100%

Each of the above acquisitions has been recorded using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. The operating results of the acquired businesses are included in the Company’s consolidated statements of operations from their respective dates of acquisition.

During fiscal year 2002, the FASB issued SFAS 141, “Business Combinations.” The Company adopted the provisions of SFAS 141 effective June 1, 2001. This standard requires that all business combinations be accounted for using the purchase method of accounting. Under the purchase method of accounting the acquiring company records at fair value the assets and liabilities of the company to be acquired. The difference between the purchase price and the fair value of the assets purchased and liabilities assumed is recorded as goodwill. SFAS 141 also sets forth the additional disclosure requirements for business combinations initiated after June 30, 2001.

In July 2000 NDCHealth sold its pharmacy systems business to, and received a minority equity interest in, TechRx Incorporated. This cost method investment was valued at $35.1 million. In May 2002 NDCHealth entered into an Agreement and Plan of Merger (“Merger Agreement”) with TechRx under which the Company agreed to acquire TechRx in a two-step transaction. Under the first step, the Company acquired a controlling interest through the purchase of additional common stock and the conversion of non-voting convertible preferred stock for an additional investment in TechRx common stock of approximately $51.0 million. The purchase price consisted of approximately $39.0 million in cash and approximately $12.0 million in unregistered shares of NDCHealth Corporation’s common stock. The Company intends to register these shares, and additional shares to be used in the second step of the acquisition discussed below, during fiscal 2003. The purchase price paid for the Company’s increased interest in TechRx was determined by the enterprise value of TechRx and verified as appropriate with an independent fairness opinion.

Under the second step, which would close on or about May 31, 2003, if certain conditions are met, NDCHealth will acquire the remaining shares in TechRx from minority shareholders for cash, NDCHealth shares or a combination of cash and NDCHealth shares. The amount of the payment to TechRx shareholders will be determined based upon the satisfaction of certain financial and operational milestones by TechRx as set forth in the Merger Agreement. The purchase price for the balance of the TechRx equity outstanding ranges from approximately $100 million to $200 million. Under the terms of the Merger Agreement, the Company also agreed to pay or reimburse TechRx for transaction costs associated with the merger ($0.6 million) and personnel related restructuring costs caused as a result of combining certain activities with the Company ($1.4 million).

As NDCHealth is now the controlling shareholder, TechRx’s results have been consolidated into the Company’s financial statements as of May 28, 2002, the date of acquisition, and the Company’s financial statements have been retroactively adjusted to account for TechRx as an equity investment since the initial investment as required by APB 18. As a result of this acquisition and change in accounting method, the Company has recorded non-tax deductible goodwill in the amount of $74.2 million in its Network Services and Systems segment. Approximately $9.4 million of transaction costs are included in goodwill. Identifiable intangible assets recorded include customer base of $13.2 million and software of $12.2 million.

For fiscal 2002 and 2001, the Company recorded revenue of approximately $7.3 million and $9.2 million from TechRx, respectively, primarily for network claims processing services. Additionally, the Company recorded expenses of approximately $1.1 million and $1.0 million to TechRx in fiscal 2002 and 2001, respectively, primarily to purchase data.

Also in May 2002, the Company acquired selected ScriptLINE assets from Arclight Systems, LLC for total cash consideration of approximately $81.0 million. ScriptLINE provides value-added edits for healthcare claims which enhance the profitability of pharmacies. ScriptLINE complements the Company’s existing pharmacy network services business and expands the comprehensive suite of edits available to customers. The Company expects to integrate ScriptLINE into its existing pharmacy network platform to provide for efficient processing, customer support and product development operations. As a result of the acquisition, the Company has recorded tax deductible goodwill in the amount of $75.2 million in its Network Services and Systems segment. Approximately $1.2 million of transaction costs are included in goodwill. Identifiable intangible assets recorded include customer base of $8.5 million and non-compete agreement of $0.7 million to be fully amortized over 10 years and 5 years, respectively.

The purchase prices for the fiscal 2002 acquisitions were allocated based on independent appraisals as follows. The purchase price allocation of 2002 acquisitions is preliminary and subject to change.

	TechRx	ScriptLINE
	(In thousands)
Assets:
Cash and cash equivalents	$7,349	$—
Accounts receivable, net	3,974	—
Deferred income taxes	3,311	—
Prepaid and other current assets	783	—
Property and equipment	12,626	—
Intangible assets	99,633	84,400
Investments	(22,199)	—
Other long-term assets	(5,430)	—

Total Assets	$100,047	$84,400

Liabilities:
Short-term borrowings	$11,906	$—
Accounts payable and accrued liabilities	8,502	2,200
Deferred income	6,604
Other long-term liabilities	1,382
Minority interest	11,227

Total Liabilities	$39,621	$2,200

Net purchase price (including transaction costs)	$60,426	$82,200

The following unaudited pro forma information for the fiscal 2002 purchase acquisitions has been prepared as if the acquisitions had occurred on June 1, 2000. The information is based on historical results of the separate companies and may not necessarily be indicative of the results that would have been achieved or of results that may occur in the future. The pro forma information includes the expense for amortization of intangible assets, other than goodwill, resulting from the transactions and interest expense related to financing costs but does not reflect any synergies or operating cost reductions that may be achieved from the combined operations. In addition, the unaudited pro forma information includes restructuring charges (net of minority interest) of approximately $0.9 million in fiscal 2002 and $5.7 million in fiscal 2001 previously recorded by TechRx. Pro forma information for the fiscal 2001 purchase acquisitions is not included due to immateriality.

	2002	2001
	(In thousands, except per share data)
Revenue	$402,405	$380,383
Net income	$5,279	$6,407
Diluted earnings per share	$0.15	$0.19

During the first quarter of fiscal 2002, the Company became an investor in MedUnite along with the following U.S. health insurance companies: Aetna, Anthem, CIGNA, Health Net, Oxford, PacifiCare, and Wellpoint Health Networks. MedUnite offers a nationwide EDI-based transaction system to connect providers and payers. In exchange for the assets of its physician network services business valued at $37.5 million, the Company received a 17.9% equity interest in MedUnite and the right to nominate a representative to its board. As further explained in Note-19 Subsequent events in these Notes to Consolidated Financial Statements, the Company recorded a non-cash charge reducing the carrying value of the investment in MedUnite to $12.2 million.

Also during fiscal 2002, the Company contributed Source Dispenser UK, LTD. to a joint venture entered into with Cegedim, S.A. in exchange for a 50% interest in the newly created Infopharm Limited. The Company’s investment in Infopharm Limited is now being accounted for under the equity method of accounting, effective January 1, 2002.

The recorded purchase price of Pharma Intranet Information AG increased by $8.3 million in fiscal 2002, due to a working capital adjustment and assumed pre-acquisition liabilities. This purchase price adjustment was recorded as additional goodwill. The customer base intangible asset of Pharma Intranet Information AG is being amortized over its useful life of 10 years.

The aggregate price paid for the 2001 purchase acquisitions was $23.2 million, consisting entirely of cash. The excess of cost over tangible assets, acquired in fiscal 2001, of $20.2 million was allocated to goodwill and other intangible assets. The aggregate price paid for the 2000 purchase acquisition was $44.1 million, consisting of $38.1 million cash and $6.0 million deferred purchase price. The excess of cost over tangible assets, acquired in fiscal 2000, of $42.3 million was allocated to goodwill and other intangible assets. The other intangible assets of this acquisition are being amortized over a 10 year period.

Note 3—Discontinued Operations

On December 20, 1999, the Company announced its intention to spin-off its eCommerce business segment, encompassed in the newly formed Global Payments Inc. subsidiary. This spin-off was contingent on receiving a favorable opinion from outside counsel regarding the tax-free status of the dividend. On November 15, 2000 the Company received a favorable opinion from counsel based on an IRS ruling and completed the spin-off on January 31, 2001. The spin-off was accomplished by distributing all of the shares of common stock of Global Payments Inc. to the Company stockholders. The Company stockholders received 0.8 share of Global Payments Inc. common stock for each share of the Company common stock held as of the January 19, 2001 record date. Certain network and other services are provided to Global Payments Inc. under the Company’s services agreements.

As a result of the spin-off, the Company’s financial statements have been prepared with Global Payments Inc.’s net assets, results of operations, and cash flows displayed separately as “discontinued operations.” During the second quarter of fiscal 2001, the Company recorded an expense of $10.0 million to reflect the net costs associated with the spin-off ($8.7 million after tax, or $0.26 per share). These costs include legal and investment banker fees, severance, duplicate software licenses, and other related costs partially offset by the projected income for Global Payments Inc. for the period from the measurement date through January 31, 2001.

Additionally, in the third quarter of fiscal 2000, the Company decided to pursue the divestiture of its management services business and accordingly, the Company’s financial statements have been prepared with the net assets, results of operations, and cash flows of this business displayed separately as “discontinued operations.” The Company successfully completed the sale of this management services business for total cash consideration of $20.0 million in the first quarter of fiscal 2001. The Company is involved in continuing litigation related to the management services business and believes its exposures are sufficiently reserved.

The operating results of the discontinued operations are summarized as follows for the fiscal years ending May 31:

	2001
	Global Payments Inc.	Management Services	Total
	(In thousands, except per share data):
Revenue	$223,592	$21,905	$245,497
Operating income	$40,801	$168	$40,969
Income from operations, net of tax	$17,056	—	$17,056
Spin-off special charge, net of tax	(8,733)	—	(8,733)

Net income from discontinued operations	$8,323	$—	$8,323

Diluted earnings (loss) per share:
From operations	$0.50	$—	$0.50

Spin-off special charge	$(0.26)	$—	$(0.26)

Total	$0.24	$—	$0.24

Share count	34,153		34,153

	2000
	Global Payments Inc.	Management Services	Total
	(In thousands, except per share data):
Revenue	$340,033	$107,051	$447,084
Operating income (loss)	$63,212	$(26,587)	$36,625
Income (loss) from operations, net of tax	$33,047	$(16,848)	$16,199
Projected phase-out loss from operations, net of tax	—	(10,381)	(10,381)
Projected loss on disposal, net of tax	—	(31,060)	(31,060)

Income (loss) from discontinued operations before cumulative effect of change in accounting principle	33,047	(58,289)	(25,242)
Cumulative effect of change in accounting principle, net of tax	—	(13,760)	(13,760)

Net income (loss) from discontinued operations	$33,047	$(72,049)	$(39,002)

Diluted earnings (loss) per share:
From operations	$0.96	$(0.51)	$0.47

Projected phase-out loss from operations	$—	$(0.31)	$(0.31)

Projected loss on disposal	$—	$(0.94)	$(0.94)

Cumulative effect of change in accounting principle	$—	$(0.41)	$(0.41)

Total	$0.96	$(2.17)	$(1.17)

Share count	34,448	33,232	33,232

The net income (loss) from discontinued operations for fiscal 2001 and 2000 is net of tax expense (benefit) of $13.1 million and $(17.2) million, respectively.

For the Physician Management Services component of the discontinued operations, the Company continued a revenue recognition accounting policy followed by this business prior to its acquisition by the Company. The Company maintained this generally accepted policy after the acquisition for Physician Management Services offerings for which the Company invoiced and collected amounts on its customers’ behalf. Previously, for customers where the amount and timing of collection of their accounts receivable could be reasonably estimated, the Company estimated the fees that it expected to invoice upon collection of their accounts receivable. It recognized such revenues when substantially all services performed by the Company had been completed. The estimated costs to complete were accrued separately.

Effective June 1, 1999, the Company elected to change its revenue recognition policy. Effective with the change in policy, the Company recognized revenue when the services were billed to the customer, at which point all services performed by the Company were completed. The impact of this change resulted in the elimination of estimated or unbilled receivables and related accrued collection costs. Management believes that this change was appropriate and was consistent with recent authoritative literature, specifically SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” issued December 3, 1999.

The cumulative after-tax effect of this change in accounting principle was $13.8 million, net of income taxes of $8.6 million, at June 1, 1999. The cumulative after-tax effect on both the basic and diluted earnings per share was $(0.41). The following unaudited pro forma information assumes the new revenue recognition policy was retroactively applied:

2000
(In thousands, except per share data)
Net loss	$(26,405)
Basic loss per share	$(0.79)
Diluted loss per share	$(0.79)

Note 4—Property and Equipment

As of May 31, 2002 and 2001, property and equipment consisted of the following:

	2002	2001
	(In thousands)
Land	$1,602	$1,602
Buildings	11,805	11,792
Equipment	61,857	49,834
Software	56,064	38,240
Leasehold improvements	6,501	3,654
Furniture and fixtures	6,302	4,081
Work in progress	26,883	24,936

	171,014	134,139
Less: accumulated depreciation and amortization	69,448	51,183

	$101,566	$82,956

Note 5—Software Costs

The following table sets forth information regarding the Company’s costs associated with software development for the years ended May 31, 2002, 2001 and 2000:

	2002	2001	2000
	(In thousands)
Total costs associated with software development	$18,899	$17,501	$20,725
Less: capitalization of internally developed software	11,990	8,999	9,609

Net research and development expense	$6,909	$8,502	$11,116

In fiscal 2000 the Company began a restructuring program, which included the consolidation of clearinghouses and elimination of obsolete and redundant products and services, as it focused on cost containment. The result was a decline in spending from 2000 to 2001 as less maintenance was performed on older products that had been eliminated. Instead, the focus was on developing new products that would generate additional revenue which is reflected in the increase in spending from 2001 to 2002. Additionally, the divestiture of the Physician services business in the first quarter of fiscal 2002, where historically more had been expended on maintenance projects, allowed increased focus on the development of these new products.

The Company capitalizes costs related to the development of certain software products. In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis and has been recognized for those products available for market based on the products’ estimated economic lives, not to exceed five years.

Additionally, the Company capitalizes costs related to the development of computer software developed or obtained for internal use in accordance with the AICPA Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Costs incurred in the application development phase are capitalized by the Company and amortized over the useful life, not to exceed five years. The increased capitalization in 2002 resulted from the increased level of new product development discussed above. Conversely, the reduction of spending on maintenance of older products resulted in lower net expense in 2002.

Total unamortized capitalized software costs (purchased and internally developed) were approximately $33.3 million and $24.6 million as of May 31, 2002 and 2001, respectively,

and are included in Property and equipment. Total software amortization expense was approximately $8.8 million, $6.9 million and $6.4 million in fiscal 2002, 2001 and 2000, respectively.

Note 6—Intangible Assets

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard addresses the financial accounting and reporting for acquired goodwill and other intangible assets. As required by the standard, goodwill and certain other indefinite life intangible assets will no longer be amortized. These assets will be tested for impairment, at least annually, and impairment losses recognized as needed. Intangible assets, readily identifiable with determinable useful lives, will be amortized using the straight-line method over their useful lives. The impact of the implementation of SFAS No. 142 was an additional $0.20 to diluted earnings per share in fiscal 2002.

Upon implementation of this standard, the Company tested the previously recorded goodwill assets for impairment by comparing the fair value of the assets with their carrying value. This test did not indicate any impairment losses. The Company also reassessed the remaining useful lives of the amortizable intangible assets and found no adjustments to the remaining periods necessary.

The table below presents goodwill and intangible assets by asset class. During fiscal year 2002, the Company acquired $21.7 million in intangible customer base assets. These assets have no residual value and will be amortized over 10 years. The Company acquired $12.2 million in intangible software assets with no residual value. The Company also acquired other intangible assets of $0.7 million which will be fully amortized over 5 years.

	As of May 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Total
	(In thousands)
Amortized intangible assets
Customer base	$55,892	$(11,085)	$44,807
Developed technology	13,200	(9,114)	4,086
Software	12,907	(702)	12,205
Other	900	(17)	883

Total	82,899	(20,918)	61,981

Unamortized intangible assets
Goodwill and other indefinite life unamortized intangibles	315,341	—	315,341

Total Intangible Assets	$398,240	$(20,918)	$377,322

The aggregate amortization expense for fiscal year 2002 and estimated amortization expense for the five fiscal years thereafter is as follows:

Aggregate Amortization Expense (In thousands)
For the year ended May 31, 2002	$4,509

Estimated Amortization Expense
For year Ending May 30, 2003	$7,903
For year Ending May 28, 2004	7,903
For year Ending May 27, 2005	6,331
For year Ending June 02, 2006	6,017
For year Ending June 01, 2007	6,017

The changes in the carrying amount of goodwill for the year ended May 31, 2002, are as follows:

	Information Management	Network Services and Systems	Total
	(In thousands)
Goodwill
Balance as of June 1, 2001	$59,452	$114,394	$173,846
Goodwill acquired during year	—	149,412	149,412
Goodwill written off due to sale of business	(1,042)	(16,240)	(17,282)
Purchase price adjustments	8,251	1,114	9,365

Balance as of May 31, 2002	$66,661	$248,680	$315,341

The table below shows the effects the adoption of this standard would have had on prior period earnings:

	For the year ended May 31,
	2002	2001	2000
	(In thousands, except per share data)
Transition
Reported net income (loss)	$15,110	$32,540	$(40,165)
Add back: Goodwill amortization, net of tax	—	7,168	5,354

Adjusted net income (loss)	$15,110	$39,708	$(34,811)

Basic earnings per share
Reported net income (loss)	$0.44	$0.99	$(1.21)
Add back: Goodwill amortization, net of tax	—	0.21	0.16

Adjusted net income (loss)	$0.44	$1.20	$(1.05)
Diluted earnings per share
Reported net income (loss)	$0.43	$0.95	$(1.21)
Add back: Goodwill amortization, net of tax	—	0.21	0.16

Adjusted net income (loss)	$0.43	$1.16	$(1.05)

Note 7—Accounts Payable and Accrued Liabilities

As of May 31, 2002 and 2001, accounts payable and accrued liabilities consisted of the following:

	2002	2001
	(In thousands)
Trade accounts payable	$27,522	$26,816
Accrued compensation and benefits	15,787	13,361
Accrued restructuring	—	420
Merger related costs	14,817	—
Other accrued liabilities	17,921	12,631

	$76,047	$53,228

Note 8—Retirement Benefits

The Company provides a variety of retirement benefits for its employees. During fiscal year 1998, the Company made an evaluation of its current retirement plan offerings and decided to provide its employees with a greater emphasis on its deferred compensation 401(k) plan by substantially increasing the Company’s match of participants’ contributions.

The Company’s noncontributory defined benefit pension plan (the “Plan”) covers substantially all of its United States employees who have met the eligibility provisions of the Plan as of May 31, 1998. Benefits are based on years of service and the employee’s compensation during the highest five consecutive years of earnings of the last ten years of service. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974, as amended. At the same time, the Company closed the defined benefit pension plan to new participants beginning June 1, 1998.

The following table provides a reconciliation of the changes in the Plan’s benefit obligations and fair value of assets over the two-year period ending May 31, 2002 and a statement of funded status at May 31 for each year:

	2002	2001
	(In thousands)
Changes in benefit obligations
Balance at beginning of year	$25,509	$24,012
Interest cost	1,879	1,831
Amendments	—	32
Benefits paid	(1,004)	(1,223)
Actuarial loss	89	857

Balance at end of year	$26,473	$25,509

	2002	2001
	(In thousands)
Changes in plan assets
Balance at beginning of year	$22,385	$24,277
Actual return on plan assets	(2,215)	(669)
Employer contributions	—	—
Benefits paid	(1,004)	(1,223)

Balance at end of year	$19,166	$22,385

The accrued pension costs recognized in the Consolidated Balance Sheets were as follows:

	2002	2001
	(In thousands)
Funded status	$(7,307)	$(3,124)
Unrecognized net loss	6,877	2,379
Unrecognized prior service cost	47	121
Additional pension accrual	(4,883)	—
Unrecognized net asset at June 1, 1985, being amortized over 17 years	—	(164)

Accrued pension cost	$(5,266)	$(788)

Net pension income included the following components for the fiscal years ending May 31:

	2002	2001	2000
	(In thousands)
Service cost	$—	$—	$—
Interest cost on projected benefit obligation	1,879	1,831	1,750
Expected return on plan assets	(2,193)	(2,389)	(2,225)
Net amortization and deferral	(90)	(117)	(117)

Net pension income	$(404)	$(675)	$(592)

Significant assumptions used in determining net pension expense and related obligations were as follows:

	2002	2001	2000
Discount rate	7.50%	7.50%	7.75%
Rate of increase in compensation levels	4.33%	4.33%	4.33%
Expected long-term rate of return on assets	10.00%	10.00%	10.00%

Because of poor asset performance during the past two years, at May 31, 2002 the Company had an unfunded accumulated benefit obligation that exceeds the accrued pension cost of its noncontributory defined benefit pension plan. SFAS No. 87, “Employers’ Accounting for Pensions” requires that this liability be recognized on the Company’s consolidated balance sheet. Because this liability is assumed to be only temporary, a charge to earnings is not appropriate but instead a charge to other comprehensive income is required. At May 31, 2002, the Company has recognized $4.9 million in Other long-term liabilities, $3.0 million in Accumulated other comprehensive income, and $1.9 million in Deferred income taxes to reflect this obligation.

The Company has a retirement plan for non-employee directors of the Company elected prior to January 1, 1995 with five or more years of service (the “Directors’ Plan”). The Directors’ Plan benefits are based on 50% of the annual director retainer amount in effect on the date of a director’s retirement plus 10% for each year of service for a combined total of up to 100% of the base amount for 10 years’ service. The benefits are payable upon retirement, at or after age 70, for a period equal to the number of years of service as a director, but not more than 15 years for participants with 15 or more years of board service as of the effective date of the Directors’ Plan and not more than 10 years for all other participants. The expense related to the Directors’ Plan was immaterial in 2002, 2001 and 2000. The projected benefit obligation for the plan was $0.7 million and $0.7 million as of May 31, 2002 and 2001, respectively.

On June 1, 1997, the Company adopted a pilot Supplemental Executive Retirement Plan (“SERP”) for certain key executives. Benefits payable under this plan are based upon the participant’s highest three consecutive years of earnings of the last ten years of service. Retirement benefits are reduced by a portion of the participant’s annual social security benefits and any retirement benefits under the Company’s tax-qualified or non-qualified defined benefit plans. Benefits earned under the SERP are fully vested after five years of service. Expense related to the plan was $0.5 million, $1.0 million and $0.7 million in 2002, 2001, and 2000, respectively. The projected benefit obligation for the plan was $6.4 million and $6.4 million as of May 31, 2002 and 2001, respectively.

The Company sponsors a deferred compensation 401(k) plan that is available to substantially all employees. The charges to expense for the Company match were $1.4 million in 2002, $1.9 million in 2001, and $1.1 million in 2000.

Note 9—Income Taxes

The provision for income taxes for continuing operations includes:

	2002	2001	2000
	(In thousands)
Current tax expense:
Federal	$—	$15,215	$15,175
State	145	1,080	1,197

	145	16,295	16,372

Deferred (prepaid) tax expense:
Federal	12,447	(476)	(13,399)
State	285	(66)	(1,148)

	12,732	(542)	(14,547)

Total	$12,877	$15,753	$1,825

The Company’s effective tax rates differ from federal statutory rates as follows:

	2002	2001	2000
Federal statutory rate	35.0%	35.0%	35.0%
Valuation adjustment	8.5%	—	—
State income taxes, net of federal income tax benefit	3.4%	4.6%	4.7%
Other	(4.0%)	(0.9%)	235.9%

Total	42.9%	38.7%	275.6%

Deferred income taxes as of May 31, 2002 and 2001 reflect the impact of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. As of May 31, 2002 and 2001, principal components of deferred tax items were as follows:

	2002	2001
	(In thousands)
Deferred tax assets:
Net operating loss and credit carryforwards	$21,936	$27,918
Valuation adjustment	18,667	6,993
Accrued non-recurring charges	4,466	5,944
Accrued expenses	6,049	5,871
Other	441	3,782
Employee benefit plans	4,704	2,218
Acquired intangibles	—	2,011

	56,263	54,737

Deferred tax liabilities:
Property and equipment	11,274	12,600
Acquired intangibles	3,136	—
Prepaid expenses and other	463	770

	14,873	13,370

Net deferred tax asset	41,390	41,367
Less: current deferred tax asset	19,987	29,539

Non-current deferred tax asset	$21,403	$11,828

Net operating loss and credit carryforwards expire between the years 2003 and 2021.

Note 10—Debt

The Company has obtained a credit facility providing a $150 million unsecured revolving line of credit. The weighted average interest rate on the line of credit is approximately 3.59%. This credit facility replaced the Company’s $50 million line of credit and became effective on May 1, 2002 with a three-year term. However, if by May 1, 2003, the Company’s obligations under its Convertible Subordinated Notes have not been paid in full or amended such that they mature after May 1, 2005, the facility will expire on May 1, 2003. The facility is available for working capital and general corporate purposes and has a variable interest rate based on market rates. The credit agreement contains certain financial and non-financial covenants customary for financings of this nature. As of May 31, 2002, there was $91.0 million outstanding under this line of credit and the Company was in compliance with all restrictive covenants.

As of May 31, 2002 and 2001, long-term debt consisted of the following:

	2002	2001
	(In thousands)
Note Payable—Silicon Valley Bank Prime—Various 36 month maturities at Bank Prime Rate Plus 1%	$1,256	$—
Third Party Note—Due February 1, 2003	11,906	—
TechRx Note Payable—Due 2004	45	—
Mortgage payable—due in monthly installments until May 15, 2005 with interest at 6.87%	2,886	3,056
Convertible notes—mature on November 1, 2003	143,750	143,750
Promissory notes issued in consideration for acquisitions:
Spring Anesthesia Group, Inc.—7.6% due August 2003	4,831	4,831
Hadley Hutt Computing Ltd.—6.97% due June 2003	105	100

	164,779	151,737

Less: Short-term borrowings	11,906	—
Less: Current maturities	963	170

Long-term debt	$151,910	$151,567

In September 1999, a subsidiary of the Company (TechRx) entered into a borrowing arrangement with Silicon Valley Bank (SVB). Under the SVB Borrowing, the Subsidiary may borrow up to $3.0 million for working capital needs at the bank’s prime rate plus 1%, and up to an additional $2.0 million for equipment purchases at a rate equal to the 36-month treasury yield plus 300 basis points plus a final payment equal to 5% of the amount borrowed. Borrowings under the equipment facility portion of the SVB Borrowing totaling approximately $1.3 million were converted into 36-month term loans. The SVB Borrowing contains covenants customary with notes of this nature. Total amounts available under the SVB Borrowing are limited by a borrowing base consisting of qualified accounts receivable and are secured by all tangible assets and a negative pledge on the intellectual property assets of the Company. The working capital facility expires in April 2003.

On October 31, 2001, a Subsidiary (TechRx) of the Company entered into a loan agreement with a chain customer for up to $22.75 million. Tranche A, consisting of

$11.375 million of the loan amount was advanced on October 31, 2001 with the remainder (Tranche B) to be advanced upon completion of certain development milestones with respect to product development (T-Rex One software). The loan carries an interest rate of 8%. In conjunction with this loan, the Subsidiary issued contingently exercisable TechRx warrants to purchase 4,550,000 shares of its common stock at $5 per share. The loan can be converted at the option of the holder into prepayment credits for the Company’s T-Rex One product upon implementation. If the loan is converted to prepayment credits, thewarrants will become exercisable. In addition, the warrants contain a put feature that becomes operative two years from the conversion date. If the put feature is exercised, the redemption price for the warrants is the greater of the intrinsic value of the warrants or $41 million. The obligation of the chain customer to make Tranche B of the loan expires on September 30, 2002, subject to the chain customer’s right to extend, at its sole discretion. The chain customer has the option, subject to certain requirements, not to make Tranche B of the loan and to require mandatory repayment on the Tranche A loan with six months notice. Interest and principal are payable in a single installment on the maturity date of February 1, 2003.

On November 6, 1996, the Company issued convertible notes (the “Notes”), providing $139.7 million in proceeds, net of $4.1 million in debt issuance costs. The issuance costs are included in other assets and are being amortized over the life of the Notes. The Notes are unsecured subordinated obligations of the Company, $143.8 million aggregate principal amount, and will mature on November 1, 2003, and are classified as fixed rate borrowings. As of May 31, 2002, the fair market value of the Company’s 5% Convertible Subordinate Notes is approximately $148.8 million. The Notes bear interest at 5% per annum. When originally issued, the Notes were convertible into approximately 2,752,000 shares of common stock at $52.23 per share at any time prior to maturity. On January 22, 2001, in anticipation of the spin-off of Global Payments Inc., the conversion rate of the Notes was adjusted as provided for in the indenture governing the Notes. As a result of this adjustment, the Notes are now convertible into approximately 4,140,000 shares of common stock at $34.72 per share at any time prior to maturity. Subsequent to November 1, 1999, the Notes are redeemable at the option of the Company, in whole or in part, initially at 102.857% and thereafter at prices declining to 100% at maturity, together with accrued interest. Because of the Notes’ conversion feature, the fair value of these securities is primarily based upon the market price of the Company’s common stock. The Company continues to evaluate several options to replace these Notes including either, or a combination of, issuing new convertible notes or other equity linked securities, or issuing senior debt, and continues to monitor the capital markets.

On April 29, 1999, the Company assumed a mortgage payable in connection with the purchase of an office building. The mortgage is due in monthly installments with a fixed rate of 6.87% per annum with the final installment due on May 15, 2005. This final installment includes a balloon payment of $2.4 million.

Scheduled maturities of the Company’s long-term debt during the fiscal years subsequent to May 31, 2002 are as follows: $12.9 million in 2003; $149.4 million in 2004; $2.5 million in 2005; and $0 in 2006.

Note 11—Stockholders’ Equity

Stock Option Plans—During fiscal 2002 the Company adopted the 2002 Non-Employee Directors Compensation Plan (the “2002 Plan”). The 2002 Plan is a formula plan pursuant to which the non-employee directors receive cash, shares of stock or deferred stock rights in payment of their annual retainer, plus an annual grant of stock options. All equity awards made pursuant to the terms of the 2002 Plan will be granted under the 2000 Long-Term Incentive Plan, which was approved by the stockholders at the 1999 annual meeting, or under any successor equity compensation plan that is approved by the stockholders. Under the terms of the 2002 Plan, an annual retainer of $30,000 is paid to each non-employee director, other than a non-employee Chairman of the Board who is paid $60,000. Unless the director elects to defer receipt of the annual retainer in the form of deferred stock rights, the retainer is paid 50% in cash and 50% in common stock. The shares to be issued are determined by dividing 50% of the retainer by the fair market value per share of common stock as of the close of business on the first day of the fiscal year.

The 2002 Plan also provides that non-employee directors are annually awarded an option to purchase that number of shares of the Company’s common stock having a fair market value on the day immediately following the annual meeting of the Company’s stockholders equal to $125,000. The options granted under the 2002 Plan vest over a period of five years and expire 10 years after the date of grant. Options under the 2002 plan will be issued over a 10 year period.

On October 28, 1999, the Company adopted a stock-based compensation plan, the 2000 Long-Term Incentive Plan (the “2000 Plan”). The aggregate number of shares of common stock of the Company reserved and available for awards at May 31, 2002 was 1,480,448 shares. The number of shares available for awards will be adjusted annually on the last day of the Company’s fiscal year through fiscal 2004. The 2000 Plan authorizes the granting of awards to employees, officers and directors of the Company or its subsidiaries in the following forms: (i) options to purchase shares of common stock, which may be incentive stock options or nonqualified stock options, (ii) stock appreciation rights; (iii) performance shares; (iv) restricted stock; (v) dividend equivalents; (vi) other stock-based awards; or (vii) any other right or interest relating to common stock or cash. During fiscal 2002, 2001 and 2000, the Company has only granted awards in the forms of options and restricted stock. Not more than 15% of the total authorized shares may be granted as awards of restricted stock or unrestricted stock awards. Shares awarded as restricted stock under the plan are held in escrow and released to the grantee upon the grantee’s satisfaction of conditions set forth in the grantee’s restricted stock agreement. Such awards are recorded as deferred compensation, a reduction of stockholders’ equity, based on the quoted fair market value of the Company’s common stock at the award date. Compensation expense is recognized ratably during the escrow period of the award. Options may be issued at, below, or above the fair market value of the common stock at the time of grant. No awards have been granted below the fair market value since the 2000 Plan’s inception. Options granted become exercisable in various annual increments and terminate over a period not to exceed 10 years.

The Company has two other employee stock option plans, the 1997 Stock Option Plan (the “1997 Plan”) and the 1987 Stock Option Plan (the “1987 Plan”), that provide for the granting of options to certain officers and key employees to purchase the Company’s common stock. No additional options will be granted under the 1997 and 1987 Plans. Options granted under such plans become exercisable in various annual increments and terminate over a period not to exceed 10 years.

The Company’s 1984 Non-Employee Directors Stock Option Plan (the “1984 Plan”) provided for annual grants of options (each to purchase 5,000 shares of common stock of the Company), to directors who are not employees of the Company. The maximum number of shares for which options may be granted is 545,000. No additional options will be granted under the 1984 Plan. Options granted prior to October 26, 1995 are exercisable immediately at the current market value on the date of grant. Options granted on or after October 26, 1995 vest 20% two years after the date of grant, an additional 25% after three years, another 25% after four years, and the remaining 30% after five years.

Other Stock Plans—On October 26, 2000, the Company adopted an Employee Stock Purchase Plan under which the sale of 1,500,000 shares of its common stock has been authorized. During each quarterly offering period under the plan, employees may authorize payroll deductions of up to 20% of compensation, which funds are used to purchase shares of the Company’s common stock at the end of the offering period at a price equal to the lower of 85% of market value on the first day or the last day of the offering period, subject to an annual purchase limit of $25,000. At May 31, 2002, 160,895 shares have been issued under this plan, with 1,339,105 shares reserved for future issuance.

Under the 2000 Plan, there were 73,070; 122,962; and 311,850 shares of the Company’s common stock awarded as restricted stock during fiscal years 2002, 2001 and 2000, respectively. These awards have restriction periods of one to four years. As of May 31, 2002, 195,568 restricted shares remained in escrow. The Company expensed $1.3 million, $1.8 million and $2.2 million in 2002, 2001 and 2000, respectively, in connection with restricted stock awards granted under these two plans.

On January 31, 2001, as a result of the spin-off of Global Payments Inc., options and restricted stock held by Global Payments Inc. employees were cancelled and replaced with grants of Global Payments Inc. options. The number of options outstanding and the exercise prices for options held by employees that remained with the Company have been adjusted pursuant to a formula. This was accomplished by canceling each option and replacing them with newly issued options. Each replacement stock option had an aggregate intrinsic value and term equal to the aggregate intrinsic value of the original option. In accordance with FASB Interpretation 44, ‘Accounting for Certain Transactions Involving Stock Compensation,” replacement stock options and restricted stock granted in conjunction with such an equity transaction, assuming the intrinsic values remain the same, do not give rise to variable accounting.

Summarized transactions under all the stock option plans are as follows:

	Shares Under Option	Weighted Average Option Price Per Share
Outstanding at May 31, 1999	3,233,704	$24.77
Granted	1,175,725	25.56
Exercised	(357,619)	10.95
Expired or terminated	(428,175)	35.41
Outstanding at May 31, 2000	3,623,635	25.14
Option adjustment due to spinoff	4,194,436	—
Granted	913,333	18.82
Exercised	(1,046,712)	8.29
Expired or terminated	(4,336,711)	24.67
Outstanding at May 31, 2001	3,347,981	17.25
Granted	767,372	30.22
Exercised	(222,211)	14.45
Expired or terminated	(287,136)	20.89
Outstanding at May 31, 2002	3,606,006	20.07
Exercisable at May 31, 2002	1,337,919	$16.84
Available for future grants	1,480,448	—

As of May 31, 2002, shares reserved for future issuance under all option plans are 5,086,454. The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant dates:

Exercise Price Range	Number of Shares	Weighted Average Price	Weighted Average Contractual Life	Number of Shares Exercisable	Weighted Average Exercise Price
$4.12-$13.91	970,749	$12.55	5.5 years	480,421	$11.40
$14.74-$19.75	819,655	16.61	5.8 years	434,259	17.06
$20.06-$24.05	829,365	21.40	7.2 years	297,316	21.14
$25.07-$42.67	986,237	29.24	8.4 years	125,923	26.71

	3,606,006	$20.07	6.8 years	1,337,919	$16.84

The Company has chosen the disclosure option under SFAS No. 123, “Accounting for Stock Based Compensation” and continues to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted under the plans. The weighted average fair value of options granted in fiscal 2002, 2001, and 2000 was approximately $14.97, $12.01, and $15.06, respectively. Had compensation cost for these plans been recognized based on the fair value of the options at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	2002	2001	2000
	(In thousands, except per share data)
Net income (loss):
As reported	$15,110	$32,540	$(40,165)
Pro forma	9,897	25,007	(44,461)
Basic earnings (loss) per share:
As reported	0.44	0.99	(1.21)
Pro forma	0.29	0.76	(1.34)
Diluted earnings (loss) per share:
As reported	0.43	0.95	(1.21)
Pro forma	0.28	0.73	(1.34)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants during the respective fiscal year:

	2002	2001	2000
Non-employee Directors Plan
Risk-free interest rates	4.1%	6.3%	6.6%
Expected dividend yields	0.4%	1.1%	1.3%
Expected lives	7 years	10 years	10 years

1997 Plan
Risk-free interest rates	—	—	6.3%
Expected dividend yields	—	—	1.1%
Expected lives	—	—	7 years

2000 Plan
Risk-free interest rates	4.8%	5.8%	6.5%
Expected dividend yields	0.5%	0.9%	1.0%
Expected lives	7 years	7 years	7 years

Employee Stock Purchase Plan
Risk-free interest rates	3.0%	5.4%	5.5%
Expected dividend yields	0.5%	0.8%	1.4%
Expected lives	0.25 year	1 year	1 year

Expected volatility-all plans	49%	47%	50%

Note 12—Segment Information

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” defines operating segments as components of an enterprise whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess performance. The chief operating decision making group for NDCHealth consists of the Chief Executive Officer, the Chief Financial Officer, the Executive Vice President – Operations, and certain senior executive officers.

NDCHealth operates its business as two fundamental reportable segments: Network Services and Systems which we offer to healthcare providers and payers; and Information Management which we offer to pharmaceutical manufacturers. Network Services and Systems provides electronic connectivity to the NDCHealth intelligent network and system solutions throughout the healthcare industry. Information Management provides management information, research, and consulting services to pharmaceutical manufacturers, pharmacy chains and hospitals. Other includes results from divested businesses, restructuring and impairment charges, income related to gains from the sale of securities, income related to gains on business divestitures, and expense related to non-cash losses on an investments in Medscape and MedUnite.

The accounting policies of the reportable segments are generally the same as those described in the summary of significant accounting policies. Corporate overhead is allocated to the segments based on various methodologies (i.e., percentage of revenue, square footage, headcount, etc.). These various methodologies allow the Company to equitably allocate overhead costs based on the demands of the segment. Income taxes are not allocated to the segments incurring them for internal evaluation purposes. Revenues are attributed to geographic region based on the location of the business unit processing the transactions. No individual foreign country accounted for more than 10% of consolidated revenues in any period presented, however the Company has two customers that each provide more than 10% of the revenue reported in the Information Management segment.

Year Ended May 31, 2002	Information Management	Network Services and Systems	Other	Totals
	(In thousands)
Revenues	$150,399	$198,622	$4,360	$353,381
Income (loss) before income taxes, equity in losses of affiliated companies, and discontinued operations	25,315	46,306	(41,570)	30,051
Depreciation and Amortization	11,072	12,879	423	24,374
Segment assets	147,952	508,312	1,920	658,184

Year Ended May 31, 2001	Information Management	Network Services and Systems	Other	Totals
	(In thousands)
Revenues	$136,616	$176,015	$24,421	$337,052
Income (loss) before income taxes, equity in losses of affiliated companies, and discontinued operations	18,225	31,068	(8,572)	40,721
Depreciation and amortization	15,238	16,378	3,129	34,745
Segment assets	133,817	313,796	36,748	484,361

Year Ended May 31, 2000	Information Management	Network Services and Systems	Other	Totals
	(In thousands)
Revenues	$131,229	$158,051	$56,393	$345,673
Income (loss) before income taxes, equity in losses of affiliated companies, and discontinued operations	17,728	24,781	(41,847)	662
Depreciation and Amortization	14,875	14,320	2,639	31,834
Segment assets	98,966	303,484	30,870	433,320

A reconciliation of reportable segment assets to the Company’s consolidated assets is as follows:

	2002	2001	2000
	(In thousands)
Assets:
Information Management	$147,952	$133,817	$98,966
Network Services and Systems	508,312	313,796	303,484
Other	1,920	36,748	30,870

Total reportable segment assets	658,184	484,361	433,320
Net assets of discontinued operations	—	—	220,312
Consolidated total assets	$658,184	$484,361	$653,632

The following table presents information about the Company’s operations in different geographic regions for and as of the years ended May 31, 2002, 2001, and 2000:

	2002	2001	2000
	(In thousands)
Revenues:
United States	$335,794	$321,790	$330,562
All other	17,587	15,262	15,111

Total revenues	$353,381	$337,052	$345,673

Long-lived assets:
United States	$98,938	$79,586	$66,433
All other	2,628	3,370	2,832

Total long-lived assets	$101,566	$82,956	$69,265

Note 13—Non-recurring, Restructuring and Impairment Charges and Other Unusual Expenses:

Fiscal years 2001 and 2000 represented a major transition period for the Company. The decision was made to focus management attention on the core information management and network services and systems businesses. Accordingly, actions were initiated to eliminate non-core as well as obsolete and redundant product and service offerings. In addition, the Company accelerated clearinghouse integration, consolidation of locations, and associated staff and expense reductions.

The Company evaluated whether events and circumstances had occurred that indicated the carrying amount of property and equipment or goodwill and other intangibles warranted revision or might not be recoverable. Consistent with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” the Company used an estimate of the future undiscounted net cash flows associated with the asset over its remaining life to measure whether the long-lived asset was recoverable. As a result, it was determined that impairment losses of approximately $22.9 million should be recognized in the second quarter of fiscal 2000.

Total restructuring and asset impairment charges during fiscal 2000 were $34.4 million and were categorized as follows:

	Total	Cash	Non-cash
	(in thousands)
Impairment of goodwill and other intangibles	$15,972	$—	$15,972
Impairment of property and equipment	6,908	—	6,908
Closed or planned closings of facilities	6,100	6,100	—
Estimated costs for settlements on contracts	3,236	2,236	1,000
Severance and related costs	2,177	2,177	—

Total	$34,393	$10,513	$23,880

Approximately $10.5 million were cash items that were accrued at the time the charges were incurred. The charges relating to facilities represent the locations that were either already closed or had management approved plans to close within the next six months. The severance and related costs arose from the Company’s actions to reduce personnel staffing in areas of redundant operations and activities. The charges reflect specifically identified executives and employees who were informed during the second quarter of fiscal 2000 that their employment would be terminated. There were approximately 115 employees terminated in the consolidation efforts and approximately 35 employees terminated as a part of reductions related to project completions or phase-outs.

As these actions were finalized and implemented, an additional $2.2 million of restructuring and impairment charges were incurred during the second quarter of fiscal 2001. Of this total, approximately $1.2 million were cash items that were accrued at the time the charges were incurred. These cash items include severance and related costs of $1.1 million and facility exit costs of $0.1 million. The severance and related costs arose from the Company’s actions to reduce personnel staffing in areas of redundant operations and activities. These charges reflect 58 specifically identified executives and employees who were informed of their termination during the second quarter of fiscal 2001. The facility costs relate to a location that was closed during the quarter. The remaining $1.0 million impairment charge was the result of the write down and divestiture of a non-core operation. At May 31, 2001, $0.4 million of the cash portion of the restructuring charges remained accrued as a current liability in the liabilities section of the balance sheet as follows:

	Original Total	FY00 Payments	FY01 Additions	FY01 Payments	Balance at May 31, 2001
	(in thousands)
Closed or planned closings of facilities	$6,100	$1,768	$160	$4,372	$120
Estimated costs for settlements on contracts	2,236	498	—	1,738	—
Severance and related costs	2,177	1,621	1,066	1,322	300

Total	$10,513	$3,887	$1,226	$7,432	$420

As of May 31, 2002, all payments relating to the cash portion of the restructuring charges were complete.

In accordance with the Company’s policy regarding investments in publicly traded entities, losses in the amounts of $7.0 million and $9.7 million were recognized in fiscal 2001 and fiscal 2000, respectively, to mark to fair value its investment in Medscape, Inc. as these losses were determined to be other than temporary. Additionally, the Company recorded a non-cash charge in fiscal 2002 reducing the carrying value of its investment in MedUnite to $12.2 million as further explained in Note-19 Subsequent events in these Notes to Consolidated Financial Statements.

Note 14—Related Party Transactions

Executive recruiting services of approximately $0.1 million and $0.2 million for the years ended May 31, 2002 and 2001, respectively, were provided by a firm of which a Director of the Company is a Senior Partner. These services were provided by an office other than that of the Director.

Promissory notes totaling approximately $4.3 million were issued to the Company in fiscal 2001 by a partnership, of which a director of the Company is sole partner, for the exercise of stock options previously granted to the director and transferred to the partnership. Treasury shares held at the time were issued as a result of the exercise of these options. The interest rates on these notes range from 4.63% to 4.77%, payable at the maturity date. The notes mature on various dates between July 2002 and June 2004. The notes, with full recourse, are secured by stock in the company owned by the partnership. The outstanding balance of these notes was $3.2 million (due in two payments in June 2003 and June 2004) and $4.3 million as of May 31, 2002 and 2001, respectively, and is included in Deferred compensation and other as a reduction of stockholders’ equity.

During fiscal 2002, the Company became an investor in MedUnite with a 17.9% equity interest. As a provider of physician software, the Company’s objective in its alliance with MedUnite is to provide transactions services performed by MedUnite to its physician customers. In fiscal year 2002, revenue related to MedUnite was approximately $8.0 million. Additionally, at May 31, 2002 the Company had a note receivable from MedUnite, including accrued interest, of approximately $2.4 million and a convertible note receivable, including accrued interest, of approximately $5.4 million.

Note 15—Lease Obligations

The Company conducts a major part of its operations using leased facilities and equipment. Many of these leases have renewal and purchase options and provide that the Company pay the cost of property taxes, insurance and maintenance.

Rent expense on all operating leases for fiscal 2002, 2001 and 2000 was approximately $7.3 million, $8.5 million and $10.2 million, respectively.

Future minimum lease payments for all non-cancelable leases at May 31, 2002 were as follows:

	Capital Leases	Operating Leases
	(In thousands)
2003	$1,789	$8,572
2004	1,052	8,664
2005	570	7,254
2006	—	4,089
2007	—	3,364
Thereafter	—	15,404

Total future minimum lease payments	3,411	$47,347

Less: amount representing interest	336

Present value of net minimum lease payments	3,075
Less: current portion	1,296

Long-term obligations under capital leases at May 31, 2002	$1,779

Global Payments currently occupies an office building owned by the Company that is adjacent to the Company’s corporate headquarters. The Company maintains the building, which Global Payments occupied prior to the spin-off, as a part of its corporate campus. As part of the spin-off agreement, the building is currently leased to Global Payments at a rate that approximates the Company’s cost of maintaining the building for a term ending January 31, 2004.

Note 16—Commitments and Contingencies

In May 2002 NDCHealth entered into an Agreement and Plan of Merger (“Merger Agreement”) with TechRx under which the Company agreed to acquire TechRx in a two-step transaction. Under the first step, the Company acquired a controlling interest through the purchase of additional common stock and the conversation of non-voting convertible preferred stock for an additional investment in TechRx common stock of approximately $51.0 million. Under the second step, which would close on or about May 31, 2003, if certain conditions are met, NDCHealth will acquire the remaining shares in TechRx from minority shareholders for cash, NDCHealth shares or a combination of cash and NDCHealth shares. The amount of the payment to TechRx shareholders will be determined based upon the satisfaction of certain financial and operational milestones by TechRx as set forth in the Merger Agreement. The purchase price of the balance of the TechRx equity outstanding ranges from approximately $100 million to $200 million.

The Company is involved in litigation related to its divested Physician and Hospital Support Services and Hospital Management Services (PHSS) units.

The Company is involved in litigation with IMS Health relating to the format in which prescription data is delivered to pharmaceutical companies. In a proceeding before the European Commission the Company is alleging that to the extent this format is copyrighted by IMS, the format constitutes an industry standard and an essential facility to competition and must be made available to competitors of IMS. The Company obtained a ruling from the European Commission ordering IMS Health to license its structure for organizing pharmaceutical sales data to the Company however, subsequent to this decision the Court of First Instance and later the European Court Of Justice stayed this decision pending a complete review of the underlying substantive matters.

In a proceeding in the Germany courts, IMS has alleged copyright infringement against the Company and the Company is contesting the validity of IMS’s alleged copyright. In these proceedings, IMS Health obtained an injunction from the Frankfurt Regional Court to prevent the Company from distributing data in the contested format. Recently, the Frankfurt Court of Appeals ruled in NDCHealth’s favor by dismissing this preliminary injunction against NDCHealth’s use of the industry standard data structure. This decision is final and is not subject to further appeal by IMS Health. The underlying copyright claim, however, asserted by IMS Health against NDCHealth remains before the Frankfurt Court of Appeals for decision, and a hearing on this issue is scheduled for September 2002. The Company is unable to predict whether IMS Health may be successful in overturning the EC and Germany rulings.

Additionally, the Company is party to a number of other claims and lawsuits incidental to its business. In the opinion of management, the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on the Company’s financial position, liquidity or results of operations.

Note 17—Supplemental Cash Flow Information

Supplemental cash flow disclosures and non-cash investing and financing activities for the years ended May 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
	(In thousands)
Supplemental cash flow information:
Net income taxes paid (refunded)	$986	$1,174	$(754)
Interest paid	8,306	7,327	8,506
Supplemental non-cash investing and financing activities:
Capital leases entered into in exchange for property and equipment	2,151	—	1,197
Non-cash investment in MedUnite, Inc	37,458	—	—
Non-cash investment in TechRx	—	15,306	—
Non-cash investment in Infopharm Limited	2,368	—	—
Investment in MedicaLogic/Medscape, Inc.	—	—	7,000

In fiscal 2002, 2001 and 2000, the Company acquired various businesses that were accounted for as purchases (see Notes 2 and 6):

	2002	2001	2000
	(In thousands)
Fair value of assets acquired	$193,489	$23,624	$46,160
Notes and deferred payments	(520)	—	(6,000)
Stock issued	(12,000)	—	—
Cash acquired	(7,349)	—	(902)
Liabilities assumed	(53,994)	(400)	(1,160)

Cash paid for acquisitions	$119,626	$23,224	$38,098

Note 18—Quarterly Consolidated Financial Information (Unaudited)

	Quarter Ended
	August 31	November 30	March 1	May 31
	(In thousands, except per share data)
Fiscal Year 2002
Revenue	$84,156	$85,453	$89,268	$94,504
Operating income	17,495	18,442	19,566	21,599
Net income (loss)	9,031	10,721	11,245	(15,887)
Basic earnings (loss) per share	0.27	0.31	0.33	(0.46)
Diluted earnings (loss) per share	0.25	0.30	0.31	(0.46)

	Quarter Ended
	August 31	November 30	February 28	May 31
Fiscal Year 2001
Revenue	$83,426	$80,533	$84,654	$88,439
Restructuring and impairment charge	—	2,156	—	—
Operating income	13,271	11,405	13,800	15,344
Income before discontinued operations	6,901	5,704	7,556	4,056
Discontinued operations	8,649	(326)	—	—
Net income	$15,550	$5,378	$7,556	$4,056
Basic earnings per share:
Income before discontinued operations	0.21	0.17	0.23	0.12
Discontinued operations	0.26	(0.01)	—	—
Basic earnings per share	0.47	0.16	0.23	0.12
Diluted earnings per share:
Income before discontinued operations	0.21	0.17	0.22	0.11
Discontinued operations	0.25	(0.01)	—	—
Diluted earnings per share	0.46	0.16	0.22	0.11

During the fourth quarter of fiscal 2002, the Company adopted the provisions of EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products,” which was issued during the Company’s third fiscal quarter. NDCHealth’s adoption of EITF 01-09 resulted in a reclassification of revenues related to sales to physician systems vendors, requiring certain vendor allowances to be treated as deductions from revenue. As required by EITF 01-09, the Company has retroactively adjusted its results for fiscal years 2002 and 2001. Due to the offsetting nature of the reclassifications, there was no impact on net income or earnings per share in fiscal 2002 or 2001.

On May 28, 2002, NDCHealth acquired a controlling interest in TechRx Incorporated, a provider of practice management systems to pharmacy. As required by APB 18, due to the increase in the Company’s equity position in TechRx, its financial results have been retroactively adjusted to account for TechRx as if NDCHealth had used the equity method commencing with its initial investment rather than the cost method.

Note 19—Subsequent event

On August 19, 2002, the financial advisors to the MedUnite Board of Directors reported verbally to the Company that MedUnite had evaluated several preliminary proposals in conjunction with a potential recapitalization transaction and had selected parties for additional negotiations. Additionally, the Company understands that other parties have indicated their interest in potentially submitting a proposal to MedUnite. Based upon this information, as well as an updated evaluation of MedUnite’s results and of capital market conditions, the Company has determined that the value of MedUnite has declined, and that such decline is not temporary. Therefore, for the year ended May 31, 2002, in accordance with the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company recorded a non-cash charge reducing the carrying value of the investment in MedUnite to $12.2 million. This charge reduced the Company’s previously announced net income by $28.3 million, and diluted earnings per share by $0.79 for fiscal 2002.

NDCHealth Corporation
CONSOLIDATED SCHEDULE II
Valuation & Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		1	2
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquired/ (Divested) Balances	Uncollectable Accounts Write-Off	Balance at End of Period
	(In thousands)
Trade Receivable Allowances
May 31, 2001	$7,316	$5,189	$(1,113)	$4,764	$6,628
May 31, 2002	6,628	3,139	239	4,296	5,710

{This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Consolidated Schedule II on the following page. This audit report has not been reissued by Arthur Andersen in connection with this filing on Form 10-K. See Exhibit 23(ii) for further discussion.}

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE

We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements included in National Data Corporation’s annual report to shareholders in this Form 10-K and have issued our report thereon dated July 13, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index on page 35 is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/S/    ARTHUR ANDERSEN LLP

Atlanta, Georgia
July 13, 2001

NDCHealth Corporation
CONSOLIDATED SCHEDULE II-A
Valuation & Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		1	2
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Acquired/ (Divested) Balances	Uncollectable Accounts Write-Off	Balance at End of Period
	(In thousands)
Trade Receivable Allowances
May 31, 2000	$3,982	$14,165	$—	$10,831	$7,316

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Audit Committee of the Board of Directors of NDCHealth Corporation (the “Company”) annually considers and recommends to the Board the selection of the Company’s independent public accountants. As recommended by the Company’s Audit Committee, the Board of Directors directed management to notify Arthur Andersen LLP (“Andersen”) that it had decided to no longer engage Andersen as the Company’s independent public accountant. Andersen’s services were terminated on March 27, 2002.

During the Company’s two most recent fiscal years and through the date of its termination of Andersen, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such years; and there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

Following a thorough evaluation process, and on the recommendation of its Audit Committee, the Board of Directors has appointed Ernst & Young LLP as our independent auditors.

During our two most recent fiscal years and through April 12, 2002, the date of the appointment, we did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304(a) (2) (i) and (ii) of Regulation S-K.

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company hereby incorporates by reference the information contained under the heading “Election of Directors—Certain Information Concerning the Nominees and Other Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” from its definitive Proxy Statement (the “2002 Proxy Statement”) to be delivered to the stockholders of the Company in connection with the 2002 Annual Meeting of Stockholders to be held on October 24, 2002. Certain information relating to executive officers of the Company appears in Part I of this Annual Report on Form 10-K.

Item 11.     EXECUTIVE COMPENSATION

The Company hereby incorporates by reference the information contained under the heading “Election of Directors—Compensation and Other Benefits” from the 2002 Proxy Statement. In no event shall the information contained in the 2002 Proxy Statement under the sections entitled “Stockholder Return Analysis” and “Report of the Compensation Committee” be included herein by this reference.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company hereby incorporates by reference the information contained under the headings “Election of Directors—Common Stock Ownership of Management” and “—Common Stock Ownership by Certain Other Persons” from the 2002 Proxy Statement.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company hereby incorporates by reference the information contained under the headings “Transactions with Related Parties” and “Compensation Committee Interlocks and Insider Participation” from the 2002 Proxy Statement.

PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Listing of Financial Statements

The following consolidated financial statements for the Registrant and its subsidiaries are included in Part II, Item 8 of this report and are filed as a part hereof:

Report of Ernst & Young LLP, Independent Auditors

Report of Arthur Andersen, Independent Public Accountants

Consolidated Statements of Operations for each of the three fiscal years ended May 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for each of the three fiscal years ended

May 31, 2002, 2001 and 2000.

Consolidated Balance Sheets at May 31, 2002 and 2001.

Consolidated Statements of Changes in Stockholders’ Equity for each of the three fiscal years ended May 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements

(a)(2)  Listing of Financial Statement Schedules

Other than as described below, Financial Statement Schedules are not filed with this Report because the Schedules are either inapplicable or the required information is presented in the Financial Statements or Notes thereto.

Consolidated Schedule II—Valuation and Qualifying Accounts for the two fiscal years ended May 31, 2002

Report of Arthur Andersen, Independent Public Accountants as to Schedule

Consolidated Schedule II-A—Valuation and Qualifying Accounts for the fiscal year ended May 31, 2000

(a)(3)  Exhibits

2(i)  Distribution Agreement, Plan of Distribution and Reorganization, dated as of January 31, 2001 by and between National Data Corporation and Global Payments Inc.

(filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 14, 2001, file No. 001-12392, and incorporated herein by reference.)

3(i)  Restated Certificate of Incorporation of the Registrant, dated November 28, 2001 (filed as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2001, file No. 001-12392, and incorporated herein by reference.)

(ii)  By-laws of the Registrant, as amended.

4(i)  Form of Indenture between the Registrant and The First National Bank of Chicago, as Trustee, relating to Registrant’s 5% Convertible Subordinated Notes due 2003 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated October 29, 1996, file No. 001-12392, and incorporated herein by reference.)

(ii)  Form of the Registrant’s 5% Convertible Subordinated Note due 2003 (filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K dated October 29, 1996, file No. 001-12392, and incorporated herein by reference.)

(iii)  Stockholder Protection Rights Agreement, dated March 26, 2001, between the Registrant and the Rights Agent (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated March 26, 2001, file No. 001-12392, and incorporated herein by reference.)

10(i)  Tax Sharing and Indemnification Agreement, dated as of January 31, 2001 by and between National Data Corporation and Global Payments Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 14, 2001, file No. 001-12392, and incorporated herein by reference.)

(ii)  Employee Benefits Agreement, dated as of January 31, 2001 by and between National Data Corporation and Global Payments Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 14, 2001, file No. 001-12392, and incorporated herein by reference.)

(iii)  Transition Support Agreement, dated as of January 31, 2001 by and between National Data Corporation and Global Payments Inc. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 14, 2001, file No. 001-12392, and incorporated herein by reference.)

(iv)  Intercompany Systems/Network Services Agreement, dated as of January 31, 2001 by and between National Data Corporation and Global Payments Inc. (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 14, 2001, file No. 001-12392, and incorporated herein by reference.)

(v)  Services Agreement (Batch Processing), dated as of January 31, 2001 by and between National Data Corporation and Global Payments Inc. (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 14, 2001, file No. 001-12392, and incorporated herein by reference.)

(vi)  Amendment to Services Agreement (Batch Processing), dated as of May 31, 2001 by and between National Data Corporation and Global Payments Inc. (filed as Exhibit 10(vi) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2001, file No. 001-12392, and incorporated herein by reference.)

(vii)  Headquarters Lease Agreement, dated as of January 31, 2001 by and between National Data Corporation and Global Payments Inc. (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 14, 2001, file No. 001-12392, and incorporated herein by reference.)

(viii)  Sublease Agreement, dated as of January 31, 2001 by and between National Data Corporation and Global Payments Systems LLC. (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on February 14, 2001, file No. 001-12392, and incorporated herein by reference.)

(ix)  Sublease Agreement, dated as of January 31, 2001 by and between National Data Corporation and National Data Payment Systems, Inc. (filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on February 14, 2001, file No. 001-12392, and incorporated herein by reference.)

(x)  Revolving Credit Agreement dated as of May 1, 2002, among the Registrant, SunTrust Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wachovia Bank, National Association, as Co-Documentation Agent, U.S. Bank National Association, as Co-Documentation Agent, SunTrust Robinson Humphrey Capital Markets, as Lead Arranger, and the Lenders named therein.

(xi)  Promissory Notes dated April 3, 2001 and May 14, 2001 between MRY Partners, L.P. and the Registrant (filed as Exhibit 10(xiii) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2001, file No. 001-12392, and incorporated herein by reference.)

(xii)  Stock Pledge Agreement dated as of April 3, 2001 by and between MRY Partners, L.P. and the registrant (filed as Exhibit 10(xiv) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2001, file No. 001-12392, and incorporated herein by reference.)

(xiii)  Agreement and Plan of Merger dated as of May 28, 2002 by and among TechRx Incorporated, the Registrant, and NDC Acquisition Corp. (NDCHealth Corporation has requested confidential treatment with respect to certain portions of this Exhibit.)

(xiv)  Asset Purchase Agreement dated as of May 29, 2002 by and between Arclight Systems LLC and the Registrant. (NDCHealth Corporation has requested confidential treatment with respect to certain portions of this Exhibit.)

(xv)  First Amendment to Stock Pledge Agreement dated as of January 9, 2002 by and between MRY Partners, L.P. and the Registrant.

(xvi)  First Amendment to Revolving Credit Agreement dated as of May 24, 2002 by and among the Registrant, SunTrust Bank, and the Lenders named therein.

(xvii)  Second Amendment to Revolving Credit Agreement dated as of August 23, 2002 by and among the Registrant, SunTrust Bank, and the Lenders named therein.

(xviii)  Asset Contribution Agreement among the Registrant and MedUnite Inc. dated as of June 1, 2001.

Executive Compensation Plans and Arrangements

(xix)  2002 Non-Employee Directors Compensation Plan, dated October 5, 2001 (filed as Exhibit 10(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2001, file No. 001-12392, and incorporated herein by reference.)

(xx)  Non-Employee Directors Stock Option Plan (filed as Exhibit 10(iv) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1987, file No. 001-2392, and incorporated herein by reference.)

(xxi)  1995 Non-Employee Director Compensation Plan (filed as Exhibit 10(vii) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1996, file No. 001-12392, and incorporated herein by reference.)

(xxii)  Amended and Restated Retirement Plan for Non-Employee Directors, dated as of April 20, 1994 (filed as Exhibit 10(xii) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1994, file No. 001-12392, and incorporated herein by reference.)

(xxiii)  Amendment to Amended and Restated Retirement Plan for Non-Employee Directors (filed as Exhibit 4(xi) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1995, file No. 001-12392, and incorporated herein by reference.)

(xxiv)  1987 Stock Option Plan, as amended (incorporated by reference from Exhibit 10 to the Registrant’s Registration Statement on Form S-8, No. 333-05449.)

(xxv)  Amended and Restated C.I.S. Technologies, Inc. Stock Option Plan (incorporated by reference from Exhibit 10(a) to the Registrant’s Registration Statement on Form S-8, No. 333-05427.)

(xxvi)  Amended and Restated C.I.S. Technologies, Inc. Employee Stock Option Plan (incorporated by reference from Exhibit 10(b) to the Registrant’s Registration Statement on Form S-8, No. 333-05427.)

(xxvii)  C.I.S. Technologies, Inc. HCC Management Stock Option Plan (incorporated by reference from Exhibit 10(c) to the Registrant’s Registration Statement on Form S-8, No. 333-05427).

(xxviii)  C.I.S. Technologies, Inc. 1995 Stock Incentive Plan (incorporated by reference from Exhibit 10(e) to the Registrant’s Registration Statement on Form S-8, No. 333-05427.)

(xxix)  Supplemental Executive Retirement Plan effective June 1, 1997 (incorporated by reference from Exhibit 10(xx) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1997, file No. 001-12392.)

(xxx)  Amendment to Registrant’s 1987 Stock Option Plan effective September 28, 1996 (incorporated by reference from Exhibit 10(xxi) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1997, file No. 001-12392.)

(xxxi)  Amendment to Registrant’s 1983 Restricted Stock Plan effective December 17, 1996 (incorporated by reference from Exhibit 10(xxii) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1997, file No. 001-12392.)

(xxxii)  Amendment to the National Data Corporation Employees Retirement Plan effective July 31, 1998 (incorporated by reference from Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1998, file No. 001-12392.)

(xxxiii)  Amendment to the 1984 Non-Employee Director Stock Option Plan effective October 22, 1998. (filed as Exhibit 10 (xxix) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1999, file No. 001-12392, and incorporated herein by reference.)

(xxxiv)  2000 Long-term Incentive Plan (filed as Exhibit A to the Registrant’s Definitive Proxy Statement on Form 14A for the year ended May 31, 1999 and incorporated herein by reference.)

(xxxv)  Employment Agreement effective December 1, 1999 between Walter M. Hoff and the Registrant (filed as Exhibit 10(xxxiii) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2001, file No. 001-12392, and incorporated herein by reference.)

(xxxvi)  Employment Agreement effective December 1, 1999 between E. Christine Rumsey and the Registrant (filed as Exhibit 10(xxxiv) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2001, file No. 001-12392, and incorporated herein by reference.)

(xxxvii)  Employment Agreement effective January 17, 2000 between Charles W. Miller and the Registrant (filed as Exhibit 10(xxxv) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2001, file No. 001-12392, and incorporated herein by reference.)

(xxxviii)  Employment Agreement effective May 1, 2000 between Glenn Rosenkoetter and the Registrant (filed as Exhibit 10(xxxvi) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2001, file No. 001-12392, and incorporated herein by reference.)

(xxxix)  Employment Agreement effective November 20, 2000 between Randolph L.M. Hutto and the Registrant (filed as Exhibit 10(xxxvii) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2001, file No. 001-12392, and incorporated herein by reference.)

21  Subsidiaries of the Registrant

23(i)  Consent of Ernst & Young LLP, Independent Auditors.

(ii)  Notice regarding consent of Arthur Andersen LLP, Independent Public Accountants.

99(i)  NDCHealth Corporation (unaudited) Consolidated Statements of Operations (GAAP) for fiscal 2000, 2001 (by quarter) and 2002 (by quarter.)

(ii)  Notes to reconcile NDCHealth Corporation (unaudited) historical GAAP results to NDCHealth Corporation (unaudited) historical normalized results.

(iii)  NDCHealth Corporation (unaudited) Consolidated Statements of Operations (normalized) for fiscal 2000, 2001 (by quarter) and 2002 (by quarter.) (Normalized for certain items discussed in Exhibit 99 (ii))

(b)  Reports on Form 8-K were filed during the last quarter of our fiscal year ending May 31, 2002. The items reported, any financial statements filed, and the dates of any such reports are listed below.

(i)  NDCHealth Corporation’s Current Report on Form 8-K dated March 20, 2002, was filed on March 20, 2002, reporting as an exhibit under Item 7 the Company’s press release dated March 20, 2002 and under Item 9 the Company’s release of financial information including revenue and earnings expectations for the remainder of the fiscal year.

(ii)  NDCHealth Corporation’s Current Report on Form 8-K dated March 27, 2002, was filed on March 27, 2002, reporting under Item 4 that Arthur Andersen LLP would no longer be engaged as the Company’s independent public accountant.

(iii)  NDCHealth Corporation’s Current Report on Form 8-K dated April 12, 2002, was filed on April 12, 2002, reporting under Item 4 the appointment of Ernst & Young LLP as the Company’s independent public accountant.

(iv)  NDCHealth Corporation’s Current Report on Form 8-K dated May 29, 2002, was filed on May 29, 2002, reporting under Item 9 the Company’s acquisition of a controlling interest in TechRx Incorporated and selected assets of ScriptLINE from Arclight Systems, LLC.

(c)  The Exhibits to this Report are listed under Item 14(a)(3) above.

(d)  The Financial Statement Schedule to this Report is listed under Item 14(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NDCHealth Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NDCHealth Corporation

By: /s/ WALTER M. HOFF
Walter M. Hoff, President and Chief Executive Officer (Principal Executive Officer)

By: /s/ RANDOLPH L.M. HUTTO
Randolph L.M. Hutto Chief Financial Officer (Principal Financial Officer)

By: /s/ DAVID H. SHENK
David H. Shenk Corporate Controller (Chief Accounting Officer)

Date: August 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant as of August 27, 2002.

Signature	Title

/s/ ROBERT A. YELLOWLEES	Chairman of the Board
Robert A. Yellowlees

/s/ J. VERONICA BIGGINS	Director
J. Veronica Biggins

/s/ TERRI A. DIAL	Director
Terri A. Dial

/s/ WALTER M. HOFF	Director
Walter M. Hoff

Director
Jeffrey P. Koplan

/s/ KURT M. LANDGRAF	Director
Kurt M. Landgraf

/s/ JAMES R. LIENTZ, JR.	Director
James R. Lientz, Jr.

Director
James F. McDonald

/s/ NEIL WILLIAMS	Director
Neil Williams

NDCHEALTH CORPORATION
FORM 10-K
INDEX TO EXHIBITS

Exhibit Numbers	Description
3 (ii)	By-laws of the Registrant, as amended.

10 (x)
Revolving Credit Agreement dated as of May 1, 2002, among the Registrant, SunTrust Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wachovia Bank, National Association, as Co-Documentation Agent, U.S. Bank National Association, as Co-Documentation Agent, SunTrust Robinson Humphrey Capital Markets, as Lead Arranger, and the Lenders named therein.

10 (xiii)
Agreement and Plan of Merger dated as of May 28, 2002 by and among TechRx Incorporated, the Registrant, and NDC Acquisition Corp. (NDCHealth Corporation has requested confidential treatment with respect to certain portions of this Exhibit.)

10 (xiv)
Asset Purchase Agreement dated as of May 29, 2002 by and between Arclight Systems LLC and the Registrant. (NDCHealth Corporation has requested confidential treatment with respect to certain portions of this Exhibit.)

10 (xv)	First Amendment to Stock Pledge Agreement dated as of January 9, 2002 by and between MRY Partners, L.P. and the Registrant.

10 (xvi)	First Amendment to Revolving Credit Agreement dated as of May 24, 2002 by and among the Registrant, SunTrust Bank, and the Lenders named therein.

10 (xvii)	Second Amendment to Revolving Credit Agreement dated as of August 23, 2002 by and among the Registrant, SunTrust Bank, and the Lenders named therein.

10 (xviii)	Asset Contribution Agreement among the Registrant and MedUnite Inc. dated as of June 1, 2001.

21	Subsidiaries of the Registrant.

23 (i)	Consent of Ernst & Young LLP, Independent Auditors

23 (ii)	Notice regarding consent of Arthur Andersen LLP, Independent Public Accountants

99 (i)	NDCHealth Corporation (unaudited) Consolidated Statements of Income (GAAP) for fiscal 2000, 2001 (by quarter) and 2002 (by quarter.)

99 (ii)	Notes to reconcile NDCHealth Corporation (unaudited) historical GAAP results to NDCHealth Corporation (unaudited) historical normalized results.

99 (iii)	NDCHealth Corporation (unaudited) Consolidated Statements of Income (normalized) for fiscal 2000, 2001 (by quarter) and 2002 (by quarter.) (Normalized for certain items discussed in Exhibit 99 (ii))