Form 10-Q
period 2002-08-30
NDCHEALTH CORP
filed 2002-10-07
CIK 70033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-12392

NDCHealth Corporation
(Exact name of registrant as specified in charter)

DELAWARE	58-0977458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

NDC Plaza, Atlanta, Georgia	30329-2010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 404-728-2000

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, Par Value $.125 – 34,695,987 shares
outstanding as of October 2, 2002

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
NDCHealth Corporation and Subsidiaries

(In thousands, except per share data)

	Three Months Ended
	August 30, 2002	August 31, 2001
Revenues	$100,082	$84,156

Operating expenses:
Cost of service	51,801	39,094
Sales, general and administrative	20,153	20,986
Depreciation and amortization	7,609	6,581

	79,563	66,661

Operating income	20,519	17,495

Other income (expense):
Interest and other income	278	351
Interest and other expense	(3,240)	(2,320)
Minority interest in losses	378	326

	(2,584)	(1,643)

Income before income taxes and equity in losses of affiliated companies	17,935	15,852
Provision for income taxes	6,458	5,707

Income before equity in losses of affiliated companies	11,477	10,145
Equity in losses of affiliated companies	(312)	(1,114)

Net income	$11,165	$9,031

Basic earnings per share:	$0.32	$0.27

Diluted earnings per share:	$0.32	$0.25

See Notes to Unaudited Consolidated Financial Statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NDCHealth Corporation and Subsidiaries

(In thousands)

	Three Months Ended
	August 30, 2002	August 31, 2001
Cash flows from operating activities:
Net income	$11,165	$9,031
Adjustments to reconcile net income to cash provided by operating activities:
Equity in losses of affiliated companies	312	1,114
Depreciation and amortization	7,609	6,581
Deferred income taxes	286	(91)
Provision for bad debts	722	609
Other, net	1,191	108
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:
Accounts receivable, net	(5,196)	(281)
Prepaid expenses and other assets	(1,728)	(135)
Accounts payable and accrued liabilities	(8,692)	(12,693)
Deferred income	739	5,039
Income taxes	(395)	1,786

Net cash provided by operating activities	6,013	11,068

Cash flows from investing activities:
Capital expenditures	(12,902)	(5,795)
Other investing activities	(5,073)	—
Investments and other non-current assets	—	1,459

Net cash used in investing activities	(17,975)	(4,336)

Cash flows from financing activities:
Net principal payments under capital lease arrangements and other long-term debt	(439)	(1,443)
Net issuances related to stock activities	567	1,675
Dividends paid	(1,388)	(1,359)

Net cash used in financing activities	(1,260)	(1,127)

Cash flows from discontinued operations:
Cash provided by tax benefits of discontinued operations	5,343	4,548
Cash used in discontinued operations	(290)	(3,341)

Net cash provided by discontinued operations	5,053	1,207

(Decrease) increase in cash and cash equivalents	(8,169)	6,812
Cash and cash equivalents, beginning of period	13,447	12,420

Cash and cash equivalents, end of period	$5,278	$19,232

See Notes to Unaudited Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
NDCHealth Corporation and Subsidiaries

(In thousands, except share data)

	August 30, 2002	May 31, 2001
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$5,278	$13,447
Accounts receivable	81,510	76,161
Allowance for doubtful accounts	(6,742)	(5,710)

Accounts receivable, net	74,768	70,451

Income tax receivable	2,627	2,229
Deferred income taxes	13,512	19,987
Prepaid expenses and other current assets	25,723	23,258

Total current assets	121,908	129,372

Property and equipment, net	108,813	101,566
Intangible assets, net	380,504	377,322
Deferred income taxes	19,939	21,403
Investments	13,802	13,497
Other	14,756	15,024

Total Assets	$659,722	$658,184

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$91,000	$91,000
Short-term borrowings	11,375	11,906
Current portion of long-term debt	5,725	963
Obligations under capital leases	1,501	1,296
Accounts payable and accrued liabilities	63,578	76,047
Deferred income	21,876	21,089

Total current liabilities	195,055	202,301

Long-term debt	146,756	151,910
Obligations under capital leases	1,352	1,779
Other long-term liabilities	24,393	22,592

Total liabilities	367,556	378,582

Commitments and contingencies
Minority interest in equity of subsidiaries	21,591	21,856
Stockholders’ equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.125 per share; 200,000,000 shares authorized;
34,695,769 and 34,643,922 shares issued, respectively.	4,337	4,330
Capital in excess of par value	212,907	212,026
Retained earnings	63,971	54,194
Deferred compensation and other	(6,283)	(6,743)
Other comprehensive income	(4,357)	(6,061)

Total stockholders’ equity	270,575	257,746

Total Liabilities and Stockholders’ Equity	$659,722	$658,184

See Notes to Unaudited Consolidated Financial Statements.

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NDCHealth Corporation, which may be referred to in this Report as the “Company”, “NDCHealth”, “we”, “our”, or “us”, provides network based information processing services and systems to healthcare providers and payers; and information management products and solutions primarily to pharmaceutical manufacturers. We classify our business into two reportable segments: Information Management and Network Services and Systems. Our consolidated financial statements include the accounts of the Company and majority-owned and controlled subsidiaries. Significant inter-company transactions have been eliminated in consolidation.

Our fiscal year begins on the Saturday closest to June 1 and ends on the Friday closest to May 31, except for fiscal 2002 which began Friday, June 1. Interim quarters typically consist of thirteen weeks ending the Friday closest to the last calendar day of August, November, and February. Unless otherwise noted, all references in this report to a particular year mean our fiscal year.

We have prepared the financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In addition, certain reclassifications have been made to the fiscal 2002 consolidated financial statements to conform to the fiscal 2003 presentation.

You should read these financial statements in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended May 31, 2002.

In the opinion of management, these financial statements reflect all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. All such adjustments are of a normal recurring nature. Because of the seasonality inherent in our business, our interim results are not necessarily indicative of our anticipated results for the full fiscal year.

In accordance with recent Securities and Exchange Commission guidance, those accounting policies that management believes are the most critical and require complex management judgment are discussed below. Further discussion of the application of these critical accounting policies can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended May 31, 2002.

Revenue – In accordance with criteria set forth in Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and Statement of Position No. 97-2, “Software Revenue Recognition” we recognize revenue when persuasive evidence of an agreement exists, delivery and performance has occurred, there is a fixed and determinable sales price, and collectibility is reasonably assured.

Within the Information Management segment, we have two primary sources of revenue: database information reporting and consulting services. Database information reporting typically involves the delivery of data providing pharmaceutical information. Revenue for products and services delivered over a period of time with multiple deliverables is recognized ratably over the term of the contract, typically using a straight-line model. In some instances, we are able to support the fair value of the elements of the arrangement and thus, revenue for these separable deliverable products and services is recognized based on the delivery of those elements. Revenue for single deliverable products and services is recognized when obligations to the customer have been fulfilled, which is typically upon delivery. Typically, these database information reporting contracts average 1 to 3 years. Consulting services are typically structured as fixed price service contracts. Revenue for these services is recognized ratably over the contract term based on the percentage-of-completion model. If it is determined that we will incur a loss on a contract, the loss is recognized at the time of determination. Typically, these service contracts average 6 to 12 months.

Within the Network Services and Systems segment, the primary source of revenue is per transaction fees charged for network services. This revenue is recognized at the time services are rendered. Additionally, we receive revenue from software licenses and related maintenance and support agreements. Revenue related to software utilized by the customer to process transactions through our network is recognized ratably over the estimated life of the network services relationship beginning on the date of customer acceptance of the software. Revenue related to software with stand alone functionality is recognized upon the date that the software is in operation at the customer site where vendor specific objective evidence (VSOE) has been established for the undelivered elements of the customer contract, which typically is maintenance and customer support. In these cases, the maintenance and customer support revenue is recognized over the term of the contract. Where VSOE cannot be established for undelivered elements within the contract, the revenue is recognized upon acceptance over the remaining term of the contract.

Intangible assets – Intangible assets represent goodwill, customer base, and proprietary technology acquired in connection with acquisitions. Customer base acquired is amortized over the estimated useful life ranging from 5 to 15 years. Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets.

We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of intangibles may warrant revision or may not be recoverable. When factors indicate that intangibles with finite lives should be evaluated for possible impairment, we use an estimate of the future undiscounted net cash flows associated with the asset over the remaining life of the asset in measuring whether the asset is recoverable. If such evaluation indicates a potential impairment, cash flows discounted using our cost of equity are used to measure fair value in determining the amount of these assets that should be written off. In management’s opinion, the goodwill and identifiable intangible assets were appropriately valued at August 30, 2002 and May 31, 2002.

Capitalized software – Capitalized software consists of development costs for software held for sale to our customers as well as software used internally to provide services to our customers. In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” and Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” capitalization of costs begins when technological feasibility has been established, or during the application development phase, and ends when the product is available for general release to customers. Completed projects capitalized under SFAS No. 86 are amortized after reaching the point of general availability using the greater of the amount computed using the straight-line method or the ratio that current revenues bear to the total of current and anticipated revenues, based on the estimated useful life of the software, normally five years. Completed projects capitalized under SOP 98-1 are amortized using the straight-line method. The net realizable value of capitalized software is monitored to ensure that the investment will be recovered through the future sales of products or services.

Allowance for doubtful accounts – Allowance for doubtful accounts reflects management’s estimate of probable losses based principally on historical experience and specific review and analysis. All accounts or portions thereof deemed to be uncollectible or to require excessive collection costs are written off against the allowance.

Data costs – We purchase data from a variety of sources primarily for use in our information products and services. These costs are typically held in inventory at the time of purchase and expensed during one, or over several, months as products utilizing the data are delivered to customers. Occasionally product offerings are expanded by modifying current products for a new market. In these cases, additional or new types of data costs may be incurred in developing the history database for these new products and the additional data costs are deferred. These data costs are then amortized over the average life of the contracts for the new products, generally one to three years.

Investments – In a rapidly changing technology industry, we consider and selectively enter into a variety of alliances, joint ventures and investments. We maintain investments in both publicly traded and privately held entities. Investments in publicly traded entities are classified as available-for-sale securities and are reported at fair value. Unrealized gains and losses are reported, net of taxes, as a component of stockholders’ equity. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold. Realized gains and losses on investments are included in Other income (expense) when realized.

Investments in privately held entities are accounted for under either the cost, equity, or consolidation method, whichever is appropriate for the particular investment. The appropriate method is determined by our ability to exercise significant influence over the investee, through either voting stock or other means. These investments are regularly reviewed for impairment issues and propriety of current accounting treatment. In accordance with the provisions of APB No. 18, “Equity Method of Accounting for Investments in Common Stock,” transition from the cost to equity method, due to changes in our ability to influence the investee or the level of investment, would require retroactive restatement of previously issued financial statements as if we had always accounted for the investment under the equity method. If our level of investment increases to a level such that we directly or indirectly control the entity, the entity’s results would be consolidated into our consolidated financial statements.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make other estimates and assumptions in addition to those discussed above. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

NOTE 2 – EARNINGS PER SHARE:

Basic earnings per share is computed by dividing reported net earnings available to common stockholders by weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing reported net earnings available to common stockholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, and convertible debt that, if converted, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period have a dilutive effect on earnings per share.

The following table sets forth the computation of basic and diluted earnings (in thousands, except per share data):

	Three Months Ended
	August 30, 2002			August 31, 2001
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Income	$11,165	34,474	$0.32	$9,031	33,937	$0.27

Effect of Dilutive Securities:
Stock Options	—	582		—	1,593

	11,165	35,056		9,031	35,530
Convertible debt	1,243	4,140		—	—

Diluted EPS:
Income plus assumed conversions	$12,408	39,196	$0.32	$9,031	35,530	$0.25

Outstanding options to purchase 956,000 and 22,000 shares of the Company’s common stock were not included in the computation of diluted earnings per share in the three months ended August 30, 2002 and the three months ended August 31, 2001, respectively, because the options’ exercise prices were greater than the average market price of the Company’s common stock. For the three months ended August 31, 2001, convertible debt had an antidilutive effect on diluted earnings per share; accordingly, diluted earnings per share was not adjusted for convertible debt.

For the three months ended August 30, 2002 and August 31, 2001, dividends declared per common share were $0.04.

NOTE 3 – INTANGIBLE ASSETS:

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

Upon implementation of this standard, we tested the previously recorded goodwill assets for impairment by comparing the fair value of the assets with their carrying value. This test did not indicate any impairment losses. We also reassessed the remaining useful lives of the amortizable intangible assets and found no adjustments to the remaining periods necessary.

The table below presents goodwill and intangible assets by asset class.

(In thousands)	As of August 30, 2002			As of May 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Amortized intangible assets
Customer base	$56,869	$(12,213)	$44,656	$55,892	$(11,085)	$44,807
Proprietary technology	24,154	(10,593)	13,561	26,107	(9,816)	16,291
Other	900	(54)	846	900	(17)	883

Total	81,923	(22,860)	59,063	82,899	(20,918)	61,981

Unamortized intangible assets
Goodwill and other indefinite life unamortized intangibles	321,441	—	321,441	315,341	—	315,341

Total Intangible Assets	$403,364	$(22,860)	$380,504	$398,240	$(20,918)	$377,322

The aggregate amortization expense for the quarter ended August 30, 2002 and estimated amortization expense for the next five fiscal years is as follows:

Aggregate Amortization Expense	(In thousands)

For the quarter ended August 30, 2002	$1,971

Estimated Amortization Expense

For year Ending May 30, 2003	$7,008
For year Ending May 28, 2004	8,967
For year Ending May 27, 2005	7,395
For year Ending June 02, 2006	6,853
For year Ending June 01, 2007	6,739

The changes in the carrying amount of goodwill for the three months ended August 30, 2002 are as follows:

Goodwill (In thousands)	Information Management	Network Services and Systems	Total

Balance as of May 31, 2002	$66,661	$248,680	$315,341
Purchase price adjustments	1,458	4,642	6,100

Balance as of August 30, 2002	$68,119	$253,322	$321,441

Purchase price adjustments resulted from the recording of deferred tax liabilities related to a final valuation of intangible assets acquired as part of our acquisition of a controlling interest in TechRx, and foreign currency translation.

NOTE 4 – SEGMENT INFORMATION:

Segment information for the three months ended August 30, 2002 and August 31, 2001 is presented below. We operate our business as two reportable segments: Network Services and Systems, which we offer to healthcare providers and payers; and Information Management, which we offer primarily to pharmaceutical manufacturers. Network Services and Systems provides electronic connectivity to the NDCHealth intelligent network and system solutions throughout the healthcare industry. Information Management provides management information, research, and consulting services to pharmaceutical manufacturers, pharmacy chains and hospitals. Other includes results from divested businesses. There has been no significant change in the composition of the reportable segments from the presentation of fiscal 2002 segment information included in our Annual Report on Form 10-K for the year ended May 31, 2002.

Quarter Ended August 30, 2002 (In thousands)	Information Management	Network Services and Systems	Other	Totals

Revenues	$36,082	$64,000	$—	$100,082
Income before income taxes and equity in losses of affiliated companies	4,757	13,178	—	17,935
Depreciation and amortization	2,793	4,816	—	7,609
Segment assets	151,146	508,576	—	659,722

Quarter Ended August 31, 2001 (In thousands)	Information Management	Network Services and Systems	Other	Totals

Revenues	$34,186	$46,014	$3,956	$84,156
Income before income taxes and equity in losses of affiliated companies	4,527	11,390	(65)	15,852
Depreciation and amortization	3,046	3,112	423	6,581
Segment assets	142,369	339,085	2,123	483,577

The following presents information about revenues from different geographic regions for the three months ended August 30, 2002 and August 31, 2001:

(In thousands)	2002	2001

Revenues:
United States	$95,531	$79,859
All other	4,551	4,297

Total revenues	$100,082	$84,156

NOTE 5 – COMMITMENTS AND CONTINGENCIES:

In May 2002 we entered into an Agreement and Plan of Merger (“Merger Agreement”) with TechRx under which we agreed to acquire TechRx in a two-step transaction. Under the first step, we acquired a controlling interest through the purchase of additional common stock and the conversion of non-voting convertible preferred stock for an additional investment in TechRx common stock of approximately $51.0 million. Under the second step, which would close on or about May 31, 2003, if certain conditions are met, we will acquire the remaining shares in TechRx from minority shareholders for cash, NDCHealth shares or a combination of cash and NDCHealth shares. The amount of the payment to TechRx shareholders will be determined based upon the satisfaction of certain financial and operational milestones by TechRx as set forth in the Merger Agreement. The purchase price for the balance of the TechRx equity outstanding ranges from approximately $100 million to $200 million.

We have been involved in litigation related to our divested Physician and Hospital Support Services and Hospital Management Services (PHSS) units. A Final Judgment Order was entered on August 29, 2002 in one action, in the Circuit Court of Cook County, Chancery Division, in our favor on all counts, providing that no post closing adjustment or payment shall be made by either party and each party waived any right to appeal. In related arbitration before the American Arbitration Association, parties have executed a Consent Order, providing that no payment to any opposing party is to be made by us. In a third related matter, pending in the Superior Court of Dekalb County, the parties have reached a tentative agreement for the entry of a consent judgment in our favor.

We are involved in litigation both before the European Commission and the German courts with IMS Health relating to the format in which prescription data is delivered to pharmaceutical companies in Germany. In the proceedings before the European Commission we are alleging that to the extent this format is copyrighted by IMS Health, the format constitutes an industry standard and an essential facility to competition and must be made available to competitors of IMS Health. We obtained a ruling from the European Commission ordering IMS Health to license its structure for organizing pharmaceutical sales data to us. However, subsequent to this decision the Court of First Instance and later the European Court Of Justice stayed this decision pending a complete review of the underlying substantive matters.

In proceedings before the German courts, IMS Health has alleged copyright infringement against each of Pharma Intranet Information AG (PI), the company from whom we purchased certain assets of our German business, and us and we each have contested the validity of IMS Health’s alleged copyright. In these proceedings, IMS Health obtained an injunction from the Frankfurt Regional Court to prevent each of PI and us from distributing data in the contested format. On August 13, 2002, the Frankfurt Court of Appeals ruled in our favor by dismissing the preliminary injunction against our use of the industry standard data structure. This decision is final and is not subject to further appeal by IMS Health. On September 17, 2002, subsequent to the end of the fiscal quarter covered by this report, the Frankfurt Court of Appeals issued a judgment in the main proceedings against PI. While validating a copyright in the structure, the Court held that IMS Health has no standing to sue to enforce the copyright. The Court also determined that IMS Health does not own the copyright. The Court further denied IMS Health’s claims under the EU Database Directive for protection of the data structure involved. Finally, the Court found that PI breached the German Act Against Unfair Trade Practices (UGW) by reason of identically copying the data structure. We have not sold or used the data structure initially used by PI. We do not own PI and PI is no longer actively conducting business.

Additionally, we are party to a number of other claims and lawsuits incidental to our business. We believe that the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental cash flow disclosures are as follows:

	Three months ended
(in thousands)	August 30, 2002	August 31, 2001

Net income taxes paid (refunded)	$135	$(469)
Interest paid	851	504
Non-cash investment in MedUnite, Inc.	—	37,458

NOTE 7 – COMPREHENSIVE INCOME:

The components of comprehensive income are as follows:

	Three months ended
(in thousands)	August 30, 2002	August 31, 2001

Net income	$11,165	$9,031
Foreign currency translation adjustment	1,986	1,626
Unrealized holding (loss) gain, net of tax	(282)	80

Total comprehensive income	$12,869	$10,737

NOTE 8 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

We adopted the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in the first quarter of fiscal 2003. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. We have evaluated this statement, and it does not have a material impact on our results of operations or financial position.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. Actual results could differ materially from those set forth in these forward-looking statements as a result of various factors, including those set forth herein under the caption “Forward-Looking Information.”

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

Within 90 days prior to the filing of this Quarterly Report on Form 10-K, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures and have concluded that these controls and procedures effectively ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely manner. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

General

We are a leading provider of value-added electronic health information processing services for pharmacy, pharmaceutical manufacturer, hospital, physician, and payer markets. Today, we are connected to over 90% of U.S. and Canadian pharmacies, more than 25% of U.S. hospitals and over 1,000 government and commercial payers in the U.S. We provide information services to more than 100 pharmaceutical manufacturers in the U.S. and are expanding internationally, in The United Kingdom and Germany. We have sold systems to more than 100,000 physicians and more than 25% of U.K. pharmacies. We believe that our connectivity and relationships across multiple segments of healthcare industry (pharmacy, pharmaceutical manufacturers, hospitals, physicians, payers, and distributors) position us to provide integrated information solutions to improve the efficiency and effectiveness of healthcare.

As an integrated health information company, we are a leader in providing automated financial, administrative, and selective clinical healthcare transactions and in delivering innovative information solutions that generate value for our customers. We are executing a business strategy to evolve from a value added intelligent network and information products provider to an integrated healthcare information solutions company. Our strategy is to continue to expand our markets and add new application content as we offer our customers high quality, quantifiable value-added information solutions in healthcare. We seek to achieve this strategy by leveraging the assets of our two business segments, Network Services and Systems and Information Management, and growing a sustainable business model with a consistent base of recurring revenues.

Our intelligent network is the cornerstone of our Network Services and Systems segment and transmits information from healthcare providers such as physicians, hospitals and pharmacies to third party payers including private insurance carriers, managed care organizations and government programs for reimbursement. We offer information processing including claims submission and adjudication, customized validation and proprietary message editing, eligibility verification, remittance advice, referral authorization, prescription ordering, and refill authorization. Our point-of-service systems in pharmacies and physician offices are the entry and exit points for information to and from our intelligent network. Through our network, we are partnering with our customers to improve efficiency and effectiveness in healthcare. Some examples include: real time eligibility verification, drug formulary and inventory management, and facilitation of prompt payment for products and services. We generate Network Services and Systems revenue from recurring transaction processing fees, recurring maintenance fees and support fees and software license revenue.

Our Information Management segment provides customers with solutions from our database of healthcare business information, which includes pharmaceutical distribution, pharmaceutical sales, and medical services information. We transform this large volume of drug sales, prescribing physician, and de-identified patient data into information solutions that can help our customers better align and appropriately compensate their sales force, analyze their markets, more effectively develop and position their product offerings, and ultimately better understand the effectiveness of drug therapies. The integrated information solutions that we provide from our Network Services and Systems and Information Management segments enable us to partner with our customers to improve business performance and to enhance the quality of patient care. Our applications help customers better manage revenue and accelerate cash flow, reduce overhead costs, react quickly to changing market conditions, improve business operations and streamline administrative processes. We generate Information Management revenue from subscription fees and project consulting fees.

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

Operating Performance

A comparison of the first quarter ending August 30, 2002 to the first quarter ending August 31, 2001 financial results shows the following:

•	Including recently acquired businesses, revenue grew 18.9% to $100.1 million from $84.2 million. Excluding acquired and divested businesses, revenue grew 12.3% to $90.1 million from $80.2 million.
•	Operating income grew 17.1% to $20.5 million from $17.5 million.
•	Operating income margin declined slightly to 20.5% from 20.8%.
•	Net income increased 24.4% to $11.2 million from $9.0 million.

•	Diluted EPS increased 28% to $0.32 from $0.25.

Application of Critical Accounting Policies

Critical accounting policies are those policies that can have a significant impact on the presentation of our financial position and results of operations and demand the most significant use of subjective estimates and management judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Specific risks inherent in our application of these critical policies are described below. For all of these policies, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. These policies often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Additional information concerning our accounting policies can be found in “Note 1 – Summary of Significant Accounting Policies.”

Revenue

Although we have several sources of revenue, in all cases, we recognize revenue when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, delivery has occurred, and collectibility is probable. The most variable of these factors between our various businesses is determining when delivery has occurred.

In our Information Management segment, we have two primary sources of revenue: database information reporting and consulting services. Database information reporting typically involves the delivery of products providing pharmaceutical information. These include products where delivery is completed at one point in time and products where delivery is made over a period of time. Revenue for products involving a single delivery is recognized when obligations to the customer have been fulfilled, which is typically upon delivery. Products that are delivered over a period of time, usually 1 to 3 years, are generally unique in nature and therefore require more complex judgment to determine appropriate revenue recognition. In most cases, information of a similar type is delivered at equal intervals over a fixed period of time in which case revenue is recognized over the term of the contract using a straight-line model. Because we must make estimates of the data and effort that will be required to deliver these types of products in the future, there are risks that more or less effort may actually be required at a future time and that the revenue recognized at that time may not correspond to the level of effort required for product delivery.

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

The software we license to our customers is generally one of two types. The most common software type performs functions such as scheduling and billing and is used by our customers to manage their businesses and connect to our network. Because this type of software has stand alone functionality (meaning that connection to our network is not required for the software to be functional), we recognize revenue for sales of these type products that are customer installed when the product is shipped. For products of this type that are installed by us or one of our affiliates, we recognize revenue when the software is installed. The other type of software is software used by our customers to process transactions through our network. Because this software provides value to our customers only to the extent that they are utilizing our network services, revenue is recognized over the estimated life of the network services contract rather than when the software is installed.

We provide software maintenance and customer support to our customers on both an as needed and long term basis. Services provided outside a maintenance contract are on an as requested basis and revenue is recognized as the services are provided. Revenue for services provided on a long term basis is recognized ratably over the terms of the contract.

Many of our physician systems are sold indirectly through value added resellers (VARs). Because the VARs provide many of the services that we would otherwise provide (such as contract support, advertising, etc.), we provide them allowances to cover their cost of providing these services. We record revenue in accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products,” which requires that certain allowances be treated as reductions in revenue and allows other allowances, under certain circumstances, to be recorded as revenue and sales expense.

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

Specifically identified intangible assets primarily represent proprietary technology and customer relationships. Identified intangibles are assigned a value, generally that which was estimated in the valuation, and amortized over the estimated life. Because of the complexity of assumptions and judgment used in estimating the value and life of these assets, there is significant risk that their actual value and life may vary from the original estimate. We periodically evaluate whether events and circumstances have occurred that indicate the carrying amount of intangibles may warrant revision or may not be recoverable. When factors indicate that an intangible should be evaluated for possible impairment, we estimate the present value of future cash flows associated with the asset over its remaining life. We may determine that an intangible asset has diminished or has no remaining value prior to it being fully amortized. In this instance, we would be required to incur a charge to earnings to impair the asset.

SFAS 142, “Goodwill and Other Intangible Assets,” requires that goodwill no longer be amortized but be reviewed for impairment on a regular basis. As part of our adoption of SFAS 142, we completed our initial impairment tests during the second quarter of 2002 by comparing the present value of the estimated future cash flows of each of our reporting units to the book value of that unit’s assets. Our reporting units are defined as our Pharmacy, Hospital, and Physician businesses in our Network Services and Systems segment plus our total Information Management segment. For each of our reporting units, we found that the present value of each unit’s estimated future cash flows exceeded the net book value of the unit and therefore no impairment was necessary. Due to the TechRx and ScriptLINE transactions, we reviewed our test as of May 31, 2002 and found that no adjustments were required.

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

Capitalized software

Internally developed software held as property on our balance sheet consists of two types: software that we develop for sale to our customers and software that we develop for internal use in providing services to our customers. The costs associated with developing software are capitalized differently depending on whether the software is for sale or for internal use. In each instance, in accordance with SFAS 86 and SOP 98-1 costs are capitalized only when the project has reached the point of technological feasibility or the application development stage. Costs incurred prior to this point are charged to earnings as research and development expense.

For software sold to our customers, in accordance with SFAS 86 we capitalize both direct and indirect development costs such as programmers’ salaries, outside contractor costs, computer time, and allocated facility costs. For software used internally, in accordance with SOP 98-1 direct development costs such as programmers’ salaries and fees paid to others for development are capitalized. Completed projects capitalized under SFAS 86 are amortized after reaching the point of general availability using the greater of the amount computed using the straight-line method or the ratio that current revenues bear to the total of current and anticipated revenues, based on the estimated useful life of the project, normally five years. Completed projects capitalized under SOP 98-1 are amortized using the straight-line method. The life used for amortization is based on the projected period of time that we will either sell the product or use the product to provide services. The actual useful life of the product may be longer or shorter than the estimated useful life. If the actual life is longer, we would continue to realize value from the asset while no longer recognizing a corresponding expense. If the actual life is shorter and we determine that the investment will not be recovered through the future sales of products or services, a non-cash charge to earnings could be required. The net realizable value of capitalized software is monitored on a periodic basis to ensure that the investment will be recovered through the future sale of products or services.

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

Our investments in privately held entities are accounted for under either the cost, equity, or consolidation method, whichever is appropriate for the particular investment. The appropriate method is determined by our ability to exercise significant influence over the investee, through either quantity of voting stock or other means. We regularly review our investments for impairment issues and propriety of current accounting treatment. The primary method we use to determine whether or not an impairment issue exists is to compare the valuation of our investment with the underlying value of the entity in which we have an investment. We can determine the underlying value of the entity based on a number of factors, including: the execution of business strategy and the steps that it has and is taking in the execution of that strategy, and the entity’s subsequent financing activity. If we determine that an impairment issue exists, we would realize the loss in Other income (expense) in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” If we determine that our accounting treatment should change from the cost to equity method, in accordance with the provisions of Accounting Principles Board Opinion No. 18, “Equity Method of Accounting for Investments in Common Stock” we would be required to retroactively restate our previously issued financial statements as if we had always accounted for the investment under the equity method. If our level of investment increased to a level such that we directly or indirectly controlled the entity, we would consolidate the entity’s results into our consolidated financial statements.

As discussed in our Current Report on Form 8-K filed August 21, 2002, based upon the status of a potential recapitalization of MedUnite, as well as an updated evaluation of MedUnite’s results and of capital market conditions, we determined that the carrying value of MedUnite had declined and that the decline was not temporary. Therefore, in accordance with the provisions of SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” we reduced the carrying value of our investment in MedUnite to $12.2 million by way of a non-cash charge reflected in our financial statements for the year ended May 31, 2002. In management’s opinion, our investment in MedUnite is appropriately valued at August 30, 2002.

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

(In millions, except per share data)	First Quarter Ended

	August 30, 2002	August 31, 2001	Change
Revenue:
Information Management	$36.1	$34.2	$1.9	5.6%
Network Services and Systems	64.0	46.0	18.0	39.1%

Subtotal Revenue	$100.1	$80.2	$19.9	24.8%
Other	—	4.0	(4.0)	(100.0)%

Total Revenue	$100.1	$84.2	$15.9	18.9%

Operating Income Information Management	$5.3	$4.9	$0.4	8.2%
Network Services and Systems	15.2	12.6	2.6	20.6%

Total Operating Income	$20.5	$17.5	$3.0	17.1%

Net Income	$11.2	$9.0	$2.2	24.4%

Diluted Earnings Per Share	$0.32	$0.25	$0.07	28.0%

Revenue

Total revenue increased $15.9 million, or 18.9%, to $100.1 million in the first quarter of 2003 from $84.2 million in the first quarter of 2002. On a segment basis, Information Management revenue grew $1.9 million, or 5.6%, to $36.1 million in the first quarter of 2003 from $34.2 million in the first quarter of 2002. The increase was due to increased sales in Europe and the U.S. of contracted projects. Network Services and Systems revenue grew $18.0 million, or 39.1%, to $64.0 million in the first quarter of 2003 from $46.0 million in the first quarter of 2002. The increase was due to increased revenue from our TechRx pharmacy systems business acquired at the end of 2002 and increased transaction volumes and growth in customer base in our existing pharmacy and hospital businesses. Revenue from TechRx and ScriptLINE, both acquired at the end of fiscal year 2002, was approximately $10.0 million in the first quarter of 2003. Revenue from divested businesses (Other) accounted for $4.0 million in the first quarter of 2002. Excluding the acquired and divested businesses, revenue grew 12.3% to $90.1 million in the first quarter of 2003 from $80.2 million in the first quarter of 2002.

Operating Income

Operating income grew $3.0 million, or 17.1%, to $20.5 million in the first quarter of 2003 from $17.5 million in the first quarter of 2002. The increase was due primarily to increased revenue and cost savings efforts. Operating income did not grow as fast as revenue due to increased amortization expense from intangible assets related to the TechRx acquisition and higher Cost of service expense associated with the TechRx business.

Information Management operating income increased $0.4 million, or 8.2%, to $5.3 million in the first quarter of 2003 from $4.9 million in the first quarter of 2002. The increase was primarily due to increased revenue, which allows us to leverage our infrastructure, and cost savings discussed below. Network Services and Systems operating income increased $2.6 million, or 20.6%, to $15.2 million in the first quarter of 2003 from $12.6 million in the first quarter of 2002, primarily due to increased revenue and cost savings efforts.

More information concerning segments can be found in Note 4 of the Notes to Unaudited Consolidated Financial Statements.

Cost of Service

Cost of service (COS) includes compensation, computer operations, data costs, consulting services, telecommunications, customer support, and application maintenance expenses. As a percentage of revenue, COS expense was 51.8% and 46.5% in the first quarters of 2003 and 2002, respectively. This increase in expense margin is due primarily to increased data costs and higher expense margins of TechRx partially offset by lower compensation and communication costs. Absolute COS expense increased $12.7 million, or 32.5%, from the prior year. We expect that COS expense margin will decline slightly in the remainder of 2003 as increased revenue results in greater leverage of our fixed costs.

Sales, General and Administrative

Sales, general and administrative (SG&A) expense consists primarily of salaries, wages and expenses relating to sales, marketing, administrative and management employees, employee training costs, and occupancy of leased space directly related to these functions. As a percentage of revenue, SG&A expense was 20.1% and 24.9% in the first quarters of 2003 and 2002, respectively. This decline in expense margin is due to centralization efforts and cost containments. Absolute SG&A expense decreased $0.8 million, or 4.0%, from the prior year. We expect that SG&A expense will continue to decline as a percentage of revenue, but may not decrease at the rate we experienced over the last year.

Operating Expenses

Our most significant expenses are compensation, data costs, depreciation and amortization, and communications expense. Together these expenses represented 65% and 71% of our operating expenses in the first quarters of 2003 and 2002, respectively.

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

As a percent of revenue, compensation expense, which includes incentive pay, commissions, and related fringe benefits, has been decreasing. This decrease is due to increased productivity as a result of our training initiatives and cost control efforts, divestiture of less productive businesses, and the scalability of our business model. We will continue to look for ways to improve efficiencies, including centralization, in our businesses. Compensation expense is included in both Cost of service and Sales, general and administrative expense.

	First Quarter Ended
(In millions)	August 30, 2002	August 31, 2001
Compensation expense	$28.5	$28.4
Revenue	$100.1	$84.2
Percent of Revenue	28.5%	33.7%

Data Costs

We buy data from various sources to supplement our own data collection efforts. As a percent of revenue, data costs have been increasing due to increasing cost to purchase data. Data costs fluctuate throughout the year due to the varying amount of prescription data acquired. Data costs as a percent of revenue fluctuates slightly throughout the year as a result of this and the seasonality of our revenue. We are actively pursuing programs to contain the increase in data costs. Data costs are included in Cost of service expense.

	First Quarter Ended
(In millions)	August 30, 2002	August 31, 2001
Data cost	$11.6	$8.2
Revenue	$100.1	$84.2
Percent of Revenue	11.6%	9.7%

Depreciation and Amortization

Depreciation and amortization expense increased from the first quarter of 2002 to the first quarter of 2003 in terms of dollars, and decreased slightly as a percent of revenue. We expect Depreciation and amortization expense to increase in 2003 as a result of the TechRx and ScriptLINE acquisitions.

	First Quarter Ended
(In millions)	August 30, 2002	August 31, 2001
Depreciation and amortization	$7.6	$6.6
Revenue	$100.1	$84.2
Percent of Revenue	7.6%	7.8%

Communication Costs

Communication costs have been declining in terms of dollars and as a percent of revenue. We expect that communication costs will continue to decline as a percentage of revenue. We continue to look at new technologies that will allow us to provide superior service to our customers at reduced cost. Communication costs are included primarily in Cost of service expense.

	First Quarter Ended
(In millions)	August 30, 2002	August 31, 2001
Communication cost	$3.9	$4.3
Revenue	$100.1	$84.2
Percent of Revenue	3.9%	5.1%

Software Costs

Software costs consist of expenses related to the development of new products and maintenance and enhancement of existing products. We capitalize the cost of developing software held for sale to our customers as well as software used internally to provide services to our customers. Because of our current focus on developing new products that will generate additional revenue, a higher proportion of the costs associated with software development are being capitalized in 2003 than in the prior year when more costs were associated with maintenance and enhancement of existing products. This shift in focus is reflected in the decrease in total net software expense from 2002 to 2003. Of the total costs associated with software development in the first quarter of fiscal 2003, $3.9 million was incurred by TechRx. Of this amount, $3.5 million was capitalized for the development of T-Rex One resulting in net software development expense of $0.4 for TechRx. TechRx’s software costs are not included in our results for fiscal 2002. Software costs primarily include Compensation expense, discussed above, and third party contractor expense, and are included in Cost of service expense.

	First Quarter Ended
(In millions)	August 30, 2002	August 31, 2001
Total costs associated with software development	$9.1	$4.5
Less: capitalization of internally developed software	(7.1)	(2.7)

Net software development expense	$2.0	$1.8
Software maintenance expense	2.1	3.0

Total net software expense	$4.1	$4.8

Revenue	$100.1	$84.2
Percent of Revenue	4.1%	5.7%

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

Our operating cash requirements are generally satisfied with our customer receipts because we receive a higher level of cash from our customers than we expend for payments of salaries and other recurring operating costs. Excess cash that we generate after satisfying all of our continuing operating requirements is shown on our Statement of Cash Flows as Net cash provided by operating activities. This measure takes into account items such as non-cash expenses included in our operating income, cash used to extend credit to our customers, and cash provided by our vendors extending credit to us.

Net cash provided by operating activities was $6.0 million for the first three months of fiscal year 2003, a decrease from $11.1 million in the first three months of fiscal year 2002. The most significant differences between 2003 and 2002 were an increase in Accounts receivable in 2003, which used $5.2 million of cash, and an increase in Deferred income in 2002, which provided $5.0 million of cash. During the latter half of 2002, we centralized our billing and accounts receivable functions. Although this has resulted in an increase in Accounts receivable, we expect that this increase is temporary and the benefits of this initiative will be faster billing to our customers and improved collections of Accounts receivable. The increase in Deferred income in 2002 resulted from the timing difference between billing customers for services as required by their contracts and our recognition of related revenue. Additionally, Accounts payable and accrued liabilities used $8.7 million of cash in the first three months of 2003 and $12.7 million in the first three months of 2002. This use of cash represents payments we made for products and services that were accrued during the prior year. A significant portion of these payments were for incentive bonuses which were earned and accrued in the prior year and paid the following year. This use of cash is expected in each year’s first quarter. Net cash provided by operating activities is expected to be in the range of $80 to $85 million for the full 2003 fiscal year.

The nature of an information services business is such that it requires a substantial continuing investment in technology equipment and product development in order to expand the business. We are generally able to internally fund these investments from excess cash generated from operations. Additionally, historically we have also expanded our business through acquisitions and strategic investments in other businesses. The cash we use to expand our business is shown as Net cash used in investing activities. Capital expenditures, which reflect our investment in equipment and product development, were $12.9 million in the first three months of 2003 and $5.8 million in the first three months of 2002. The increase in Capital expenditures in 2003 is due primarily to TechRx. TechRx Capital expenditures were $4.5 million in the first three months of 2003 and primarily represent the continuing investment in T-Rex One, a first-of-its kind next generation pharmacy system. We expect that Capital expenditures will be in the range of $40 to $45 million for the full 2003 fiscal year. We used $5.1 million of cash in the first three months of 2003 for Other investing activities which primarily represents payment of merger related costs associated with our acquisition of a controlling interest in TechRx in 2002.

The acquisition of a controlling interest in TechRx in 2002 was the first step of an agreement to acquire all outstanding shares of TechRx in a two-step transaction. Under the second step, which will close on or about May 31, 2003 if certain conditions are met, we will acquire the remaining shares in TechRx from minority stockholders for cash, shares of our common stock, or a combination of cash and shares of our common stock. The amount of the payment to TechRx shareholders will be determined based upon the satisfaction of certain financial and operational milestones by TechRx. The expected purchase price for the balance of the TechRx shares outstanding ranges from approximately $100 million to $200 million.

We have a $150 million unsecured revolving line of credit with a variable interest rate based on market rates that has a three-year term. The credit agreement contains certain financial and non-financial covenants customary for financings of this nature, such as requiring us to maintain a certain leverage ratio of debt to Adjusted EBITDA. Adjusted EBITDA is defined in the credit agreement as net income plus income taxes, interest expense, and non-cash charges. If by May 1, 2003, our obligations under our 5% convertible subordinated notes (discussed below) have not been paid in full or amended such that they mature after May 1, 2005, the facility will expire on May 1, 2003. There were no net payments or additional borrowings under this, or our previous line of credit, in the first three months of 2003 or 2002.

Stock activities provide us an additional source of liquidity. Stock activities are primarily related to the exercises of employee stock options and issues under the employee stock purchase plan. In the first three months of 2003, issuance of shares of our common stock generated $0.6 million versus $1.7 million in the first three months of 2002. Although the issuance of additional shares provides us with liquidity, it results in a dilution of each individual stockholder’s equity in the Company. We may choose to use cash to repurchase shares to reduce the number of our shares outstanding in order to counteract this dilution. As mentioned above, the acquisition of the remaining shares of TechRx may be paid in cash, shares of our common stock, or a combination of both. The number of shares issued, if any, will depend on the acquisition price, the trading price of our shares at the time of the transaction, and the form of payment made to TechRx shareholders. We intend to register any shares to be used in the second step of the acquisition during fiscal 2003. Another use of cash is the payment of dividends. Cash used for payment of dividends was $1.4 million in the first three months of both 2003 and 2002.

Deferred tax assets related to our discontinued operations allowed us to reduce our cash tax payments by $5.3 million in the first three months of 2003 and $4.5 million in the first three months of 2002. We expect to use the remainder of these deferred assets in the second quarter of 2003. Discontinued operations also used $0.3 million in the first three months of 2003, primarily in the settling of liabilities, versus $3.3 million in the first three months of 2002.

We currently have $143.8 million aggregate principal amount of our 5% convertible subordinated notes outstanding, which mature on November 1, 2003. The notes bear interest at 5% per annum and are currently convertible into approximately 4,140,000 shares of our common stock at $34.72 per share at any time prior to maturity. We intend to refinance these notes and continue to analyze possible capital markets transactions. Possible refinancing options include either, or a combination of, issuing senior debt or subordinated debt. The actual effect of any refinancing will depend upon the refinancing option that we select, as well as the amount financed, timing, and interest rate that we must pay at that time.

As of August 30, 2002, we have a working capital deficit which means that our Current liabilities exceed our Current assets. We believe that our current level of cash on hand, future cash flows from operations, and our revolving line of credit are sufficient to meet our operating needs in 2003.

Outlook

For the 2003 fiscal year, we estimate that annual revenue will be approximately $445 to $455 million and diluted earnings per share in the range of $1.55 to $1.57. As discussed above, we intend to refinance our convertible notes and are continuing to analyze possible transactions. When we refinance the notes, we expect that there will be a negative impact on diluted earnings per share. The actual effect of any financing will depend on the refinancing option we select, as well as the amount financed, timing and interest rate paid.

We expect that both of our business segments will continue to benefit from improved operating efficiencies. For fiscal 2003, we expect that revenue for the Information Management segment will be in the range of $160 to $165 million. For Network Services and Systems, we expect that revenue will be in the range of $285 to $290 million. Approximately $42 million of Network Services and Systems revenue is projected to be from our 2002 acquisitions.

We expect our rate of revenue growth to accelerate during the year as we sell additional products to our existing customer base, add new customers, introduce new products and utilize new distribution channels we have established.

Forward-Looking Information

        This report contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of future capital expenditures, the likelihood of our success in developing and introducing new products and expanding our business, the timing of the introduction of new and modified products or services, financing plans, working capital needs and sources of liquidity.

        Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost and timing of product upgrades and new product introductions, expected pricing levels, the timing and cost of planned capital expenditures, expected outcomes of pending litigation and expected synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	intense competition;
•	consolidation in the health care industry;
•	our ability to continue our expansion in new and existing markets;
•	defaults in payment or a material reduction in purchases of our products by large customers;
•	promotion of new products that may not be profitable;
•	interruptions in some of our information services;
•	our ability to adequately protect our proprietary technology;
•	integration of our recent and future business combinations and strategic relationships;
•	developments in complex state and federal regulations;
•	changes in the U.S. healthcare environment;
•	adverse rulings in litigation matters;
•	additional capital requirements;
•	substantial tax liability based on the loss of the tax-free status of our spin-off; and
•	changes in general economic and political conditions due to the events of September 11, 2001, future terrorist attacks or other events.

        For further discussion of the factors noted above and other relevant factors, please see the information set forth under the caption “Additional Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the year ended May 31, 2002, which are incorporated herein by this reference.

        We believe our forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

        We believe that revenue excluding acquired and divested businesses is an additional meaningful measure of operating performance. However, this pro forma information will necessarily be different from comparable information provided by other companies and should not be used as an alternative to our operating and other financial information, as determined under accounting principles generally accepted in the United States of America.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no significant changes in our market risk from that disclosed in our Annual Report on Form 10-K for the year ended May 31, 2002.

Part II

ITEM 1 – PENDING LEGAL PROCEEDINGS

        We have been involved in litigation related to our divested Physician and Hospital Support Services and Hospital Management Services (PHSS) units. A Final Judgment Order was entered on August 29, 2002 in one action, in the Circuit Court of Cook County, Chancery Division, in our favor on all counts, providing that no post closing adjustment or payment shall be made by either party and each party waived any right to appeal. In related arbitration before the American Arbitration Association, parties have executed a Consent Order, providing that no payment to any opposing party is to be made by us. In a third related matter, pending in the Superior Court of Dekalb County, the parties have reached a tentative agreement for the entry of a consent judgment in our favor.

        We are involved in litigation both before the European Commission and the German courts with IMS Health relating to the format in which prescription data is delivered to pharmaceutical companies in Germany. In the proceedings before the European Commission we are alleging that to the extent this format is copyrighted by IMS Health, the format constitutes an industry standard and an essential facility to competition and must be made available to competitors of IMS Health. We obtained a ruling from the European Commission ordering IMS Health to license its structure for organizing pharmaceutical sales data to us. However, subsequent to this decision the Court of First Instance and later the European Court Of Justice stayed this decision pending a complete review of the underlying substantive matters.

        In proceedings before the German courts, IMS Health has alleged copyright infringement against each of Pharma Intranet Information AG (PI), the company from whom we purchased certain assets of our German business, and us and we each have contested the validity of IMS

Health’s alleged copyright. In these proceedings, IMS Health obtained an injunction from the Frankfurt Regional Court to prevent each of PI and us from distributing data in the contested format. On August 13, 2002, the Frankfurt Court of Appeals ruled in our favor by dismissing the preliminary injunction against our use of the industry standard data structure. This decision is final and is not subject to further appeal by IMS Health. On September 17, 2002, subsequent to the end of the fiscal quarter covered by this report, the Frankfurt Court of Appeals issued a judgment in the main proceedings against PI. While validating a copyright in the structure, the Court held that IMS Health has no standing to sue to enforce the copyright. The Court also determined that IMS Health does not own the copyright. The Court further denied IMS Health’s claims under the EU Database Directive for protection of the data structure involved. Finally, the Court found that PI breached the German Act Against Unfair Trade Practices (UGW) by reason of identically copying the data structure. We have not sold or used the data structure initially used by PI. We do not own PI and PI is no longer actively conducting business.

        Additionally, we are party to a number of other claims and lawsuits incidental to our business. We believe that the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations.

ITEM 2 – CHANGES IN SECURITIES

        There were no changes in our securities during the quarter ended August 30, 2002.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

        There were no defaults upon our senior securities during the quarter ended August 30, 2002.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of our security holders during the quarter ended August 30, 2002.

ITEM 5 – OTHER INFORMATION

        None

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

        None

(b)    Reports on Form 8-K were filed during the quarter ending August 30, 2002. The items reported, any financial statements filed, and the dates of any such reports are listed below.

(i)     NDCHealth Corporation’s Current Report on Form 8-K filed on June 11, 2002, reporting under Item 2 our acquisition of a controlling interest in TechRx Incorporated and selected assets of ScriptLINE from ArcLight Systems, LLC.

(ii)     NDCHealth Corporation’s Current Report on Form 8-K filed on July 24, 2002, reporting as an exhibit under Item 7 our press release dated July 24, 2002 reporting our financial results for fiscal 2002 and under Item 9 the release of financial information including revenue and earnings expectations for fiscal 2003.

(iii)    NDCHealth Corporation’s Current Report on Form 8-K dated August 5, 2002, was filed on August 5, 2002, reporting under Item 9 our evaluation of options for replacing our Convertible Subordinated Notes and our evaluation of MedUnite’s recapitalization plans.

(iv)     An amendment to NDCHealth Corporation’s Current Report on Form 8-K dated June 11, 2002, was filed on August 12, 2002, reporting under Item 7 pro forma financial information regarding our acquisition of a controlling interest in TechRx Incorporated and financial information of TechRx Incorporated.

(v)     NDCHealth Corporation’s Current Report on Form 8-K filed on August 21, 2002, reporting under Item 5 a reduction in the carrying value of our investment in MedUnite and under Item 9 our press release dated August 21, 2002 reporting the same.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NDCHealth Corporation (Registrant)

By:	/s/ DAVID H. SHENK
David H. Shenk Vice President & Corporate Controller (Chief Accounting Officer)

Date: October 7, 2002

CERTIFICATIONS

I, Walter M. Hoff, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NDCHealth Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    October 7, 2002

/S/ WALTER M. HOFF
Walter M. Hoff Chief Executive Officer

CERTIFICATIONS

I, Randolph L.M. Hutto, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NDCHealth Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    October 7, 2002

/S/ RANDOLPH L.M. HUTTO
Randolph L.M. Hutto Chief Financial Officer