Form 10-Q
period 2002-11-29
NDCHEALTH CORP
filed 2002-12-20
CIK 70033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 29, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐ .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, Par Value $.125 – 34,763,382 shares
outstanding as of December 16, 2002

CONSOLIDATED STATEMENTS OF OPERATIONS

NDCHealth Corporation and Subsidiaries

(In thousands, except per share data)
	Three Months Ended
	November 29, 2002	November 30, 2001
Revenues	$105,286	$85,453
Operating expenses:
Cost of service	51,950	43,852
Sales, general and administrative	22,061	17,262
Depreciation and amortization	7,501	5,897

	81,512	67,011

Operating income	23,774	18,442
Other income (expense):
Interest and other income	467	344
Interest and other expense	(3,676)	(2,325)
Minority interest in losses	653	747
Early extinguishment of debt charges	(921)	—

	(3,477)	(1,234)

Income before income taxes and equity in losses of affiliated companies	20,297	17,208
Provision for income taxes	7,307	6,195

Income before equity in losses of affiliated companies	12,990	11,013
Equity in losses of affiliated companies	(313)	(292)

Net income	$12,677	$10,721

Basic earnings per share:	$0.37	$0.31

Diluted earnings per share:	$0.36	$0.30

See Notes to Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

NDCHealth Corporation and Subsidiaries

(In thousands, except per share data)
	Six Months Ended
	November 29, 2002	November 30, 2001
Revenues	$205,368	$169,609
Operating expenses:
Cost of service	103,751	82,946
Sales, general and administrative	42,214	38,248
Depreciation and amortization	15,110	12,478

	161,075	133,672

Operating income	44,293	35,937
Other income (expense):
Interest and other income	745	695
Interest and other expense	(6,916)	(4,645)
Minority interest in losses	1,031	1,073
Early extinguishment of debt charges	(921)	—

	(6,061)	(2,877)

Income before income taxes and equity in losses of affiliated companies	38,232	33,060
Provision for income taxes	13,765	11,902

Income before equity in losses of affiliated companies	24,467	21,158
Equity in losses of affiliated companies	(625)	(1,406)

Net income	$23,842	$19,752

Basic earnings per share:	$0.69	$0.58

Diluted earnings per share:	$0.68	$0.56

See Notes to Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NDCHealth Corporation and Subsidiaries

(In thousands)
	Six Months Ended
	November 29, 2002	November 30, 2001
Cash flows from operating activities:
Net income	$23,842	$19,752
Adjustments to reconcile net income to cash provided by operating activities:
Equity in losses of affiliated companies	625	1,406
Non-cash early extinguishment of debt charges	805	—
Depreciation and amortization	15,110	12,478
Deferred income taxes	5,342	(186)
Provision for bad debts	1,544	984
Other, net	2,300	362
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:
Accounts receivable, net	(4,029)	4,429
Prepaid expenses and other assets	370	(3,473)
Accounts payable and accrued liabilities	(3,413)	(5,921)
Deferred income	(3,922)	2,313
Income taxes	2,059	614

Net cash provided by operating activities	40,633	32,758

Cash flows from investing activities:
Capital expenditures	(20,804)	(14,570)
Other investing activities	(7,026)	—
Investments and other non-current assets	(3,218)	(7,172)

Net cash used in investing activities	(31,048)	(21,742)

Cash flows from financing activities:
Net repayments under lines of credit	(91,000)	—
Net principal payments under capital lease arrangements and other long-term debt	(1,625)	(1,922)
Net cash from refinancing activities	165,945	—
Net issuances related to stock activities	1,227	4,814
Dividends paid	(2,778)	(2,723)

Net cash provided by financing activities	71,769	169

Cash flows from discontinued operations:
Cash provided by tax benefits of discontinued operations	6,106	10,984
Cash used in discontinued operations	(3,519)	(4,338)

Net cash provided by discontinued operations	2,587	6,646

Increase in cash and cash equivalents	83,941	17,831
Cash and cash equivalents, beginning of period	13,447	12,420

Cash and cash equivalents, end of period	$97,388	$30,251

See Notes to Condensed Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

NDCHealth Corporation and Subsidiaries

(In thousands, except share data)
	November 29, 2002	May 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$97,388	$13,447
Accounts receivable	80,738	76,161
Allowance for doubtful accounts	(7,939)	(5,710)

Accounts receivable, net	72,799	70,451

Income tax receivable	174	2,229
Deferred income taxes	8,539	19,987
Prepaid expenses and other current assets	26,090	23,258

Total current assets	204,990	129,372

Restricted cash	145,875	—
Property and equipment, net	111,400	101,566
Intangible assets, net	379,684	377,322
Deferred income taxes	19,564	21,403
Investments	13,748	13,497
Other	27,796	15,024

Total Assets	$903,057	$658,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$91,000
Short-term borrowings	—	11,906
Current portion of long-term debt	8,439	963
Obligations under capital leases	1,499	1,296
Accounts payable and accrued liabilities	68,130	76,047
Deferred income	20,661	21,089

Total current liabilities	98,729	202,301

Long-term debt	468,094	151,910
Obligations under capital leases	1,144	1,779
Deferred income	8,460	—
Other long-term liabilities	22,252	22,592

Total liabilities	598,679	378,582

Commitments and contingencies
Minority interest in equity of subsidiaries	20,790	21,856
Stockholders’ equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.125 per share; 200,000,000 shares authorized; 34,763,382 and 34,643,922 shares issued, respectively.	4,345	4,330
Capital in excess of par value	213,559	212,026
Retained earnings	75,258	54,194
Deferred compensation and other	(5,826)	(6,743)
Other comprehensive income	(3,748)	(6,061)

Total stockholders’ equity	283,588	257,746

Total Liabilities and Stockholders’ Equity	$903,057	$658,184

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Our fiscal year begins on the Saturday closest to June 1 and ends on the Friday closest to May 31, except for fiscal 2002, which began Friday, June 1. Interim quarters typically consist of thirteen weeks ending the Friday closest to the last calendar day of August, November, and February. Unless otherwise noted, all references in this report to a particular year mean our fiscal year.

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

Within the Information Management segment, we have two primary sources of revenue: database information reporting and consulting services. Database information reporting typically involves the delivery of data providing pharmaceutical information. Revenue for our database information reporting products and services delivered over a period of time with multiple deliverables is recognized ratably over the term of the contract, typically using a straight-line model. Typically, the term of these database information reporting contracts average 1 to 3 years. When we are able to support the fair value of the elements of the arrangement and thus, revenue for these separable deliverable products and services is recognized based on the delivery of those elements. Revenue for single deliverable products and services is recognized when obligations to the customer have been fulfilled, which is typically upon delivery. Consulting services are typically structured as fixed price service contracts. Revenue for these services is recognized ratably over the contract term based on the percentage-of-completion model. If it is determined that we will incur a loss on a contract, the loss is recognized at the time of determination. Typically, these service contracts average 6 to 12 months.

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

Intangible assets—Intangible assets represent goodwill, customer base, and proprietary technology acquired in connection with acquisitions. Customer base acquired is amortized over the estimated useful life ranging from 5 to 15 years. Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets.

We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of intangibles may warrant revision or may not be recoverable. When factors indicate that intangibles with finite lives should be evaluated for possible impairment, we use an estimate of the future undiscounted net cash flows associated with the asset over the remaining life of the asset in measuring whether the asset is recoverable. If such evaluation indicates a potential impairment, cash flows discounted using our cost of equity are used to measure fair value in determining the amount of these assets that should be written off. In management’s opinion, the goodwill and identifiable intangible assets were appropriately valued at November 29, 2002 and May 31, 2002.

Capitalized software—Capitalized software consists of development costs for software held for sale to our customers as well as software used internally to provide services to our customers. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” capitalization of costs begins when technological feasibility has been established, or during the application development phase, and ends when the product is available for general release to customers. Completed projects capitalized under SFAS No. 86 are amortized after reaching the point of general availability using the greater of the amount computed using the straight-line method or the ratio that current revenues bear to the total of current and anticipated revenues, based on the estimated useful life of the software, normally five years. The net realizable value of software capitalized under SFAS No. 86 is monitored to ensure that the investment will be recovered through the future sales of products.

In accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” capitalization of costs begins when the application development phase has been initiated, and ends when the product is available for general use. Completed projects capitalized under SOP 98-1 are amortized using the straight-line method, normally five years. The net realizable value of software capitalized under SOP 98-1 is monitored to ensure that the investment will be recovered through its future use.

Allowance for doubtful accounts—Allowance for doubtful accounts reflects management’s estimate of probable losses based principally on historical experience and specific review and analysis. All accounts or portions thereof deemed to be uncollectible or to require excessive collection costs are written off against the allowance.

Data costs—We purchase data from a variety of sources primarily for use in our information products and services. These costs are typically held in inventory at the time of purchase and expensed during one, or over several, months as products utilizing the data are delivered to customers. Occasionally product offerings are expanded by modifying current products for a new market. In these cases, additional or new types of data costs may be incurred in developing the history database for these new products and the additional data costs are deferred. These data costs are then amortized over the average life of the contracts for the new products, generally one to three years.

Investments—In a rapidly changing technology industry, we consider and selectively enter into a variety of alliances, joint ventures and investments. We maintain investments in both publicly traded and privately held entities. Investments in publicly traded entities are classified as available-for-sale securities and are reported at fair value. Unrealized gains and losses are reported, net of taxes, as a component of stockholders’ equity. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold. Realized gains and losses on investments are included in Other income (expense) when realized.

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

NOTE 2—EARNINGS PER SHARE:

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

The following table sets forth the computation of basic and diluted earnings (in thousands, except per share data):

	Three Months Ended
	November 29, 2002			November 30, 2001
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Income	$12,677	34,559	$0.37	$10,721	34,066	$0.31

Effect of Dilutive Securities:
Stock Options and Restricted Stock	—	157		—	1,616

	12,677	34,716		10,721	35,682
Convertible debt	1,282	4,140		1,242	4,140

Diluted EPS:
Income plus assumed conversions	$13,959	38,856	$0.36	$11,963	39,822	$0.30

	Six Months Ended
	November 29, 2002			November 30, 2001
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Income	$23,842	34,529	$0.69	$19,752	33,946	$0.58

Effect of Dilutive Securities:
Stock Options and Restricted Stock	—	370		—	1,605

	23,842	34,899		19,752	35,551
Convertible debt	2,564	4,140		2,484	4,140

Diluted EPS:
Income plus assumed conversions	$26,406	39,039	$0.68	$22,236	39,691	$0.56

Outstanding options to purchase 2,753,000 and 26,000 shares of the Company’s common stock were not included in the computation of diluted earnings per share in the three months ended November 29, 2002 and the three months ended November 30, 2001, respectively, because the options’ exercise prices were greater than the average market price of the Company’s common stock and therefore were antidilutive. Outstanding options to purchase 1,855,000 and 24,000 shares of the Company’s common stock were excluded because they were antidilutive for the six months ended November 29, 2002 and November 30, 2001, respectively. For the three months ended November 29, 2002 and November 30, 2001, dividends declared per common share were $0.04. For the six months ended November 29, 2002 and November 30, 2001, dividends declared per common share were $0.08.

NOTE 3—INTANGIBLE ASSETS:

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard addresses the financial accounting and reporting for acquired goodwill and other intangible assets. As required by the standard, goodwill and certain other indefinite life intangible assets are no longer amortized. These assets are tested for impairment, at least annually, and impairment losses recognized as needed. Intangible assets, readily identifiable with determinable useful lives, are amortized using the straight-line method over their useful lives.

During the second quarter, we performed our annual impairment testing on our recorded goodwill and other indefinite life unamortized intangible assets by comparing the fair value of the assets with their carrying value. These tests did not indicate any impairment losses.

The table below presents goodwill and intangible assets by asset class.

(In thousands)	As of November 29, 2002			As of May 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Amortized intangible assets
Customer base	$56,869	($13,390)	$43,479	$55,892	($11,085)	$44,807
Proprietary technology	24,154	(10,759)	13,395	26,107	(9,816)	16,291
Other	900	(92)	808	900	(17)	883

Total	81,923	(24,241)	57,682	82,899	(20,918)	61,981

Unamortized intangible assets
Goodwill and other indefinite life unamortized intangibles	322,002	—	322,002	315,341	—	315,341

Total Intangible Assets	$403,925	($24,241)	$379,684	$398,240	($20,918)	$377,322

The aggregate amortization expense for the quarter ended November 29, 2002 and estimated amortization expense for the next five fiscal years is as follows:

Aggregate Amortization Expense

(In thousands)
For the quarter ended November 29, 2002	$1,470
For the six months ended November 29, 2002	3,441

Estimated Amortization Expense

For year Ending May 30, 2003	$7,008
For year Ending May 28, 2004	8,967
For year Ending May 27, 2005	7,395
For year Ending June 02, 2006	6,853
For year Ending June 01, 2007	6,739

The changes in the carrying amount of goodwill for the six months ended November 29, 2002 are as follows:

Goodwill

(In thousands)	Information Management	Network Services and Systems	Total
Balance as of May 31, 2002	$66,661	$248,680	$315,341
Purchase price adjustments	1,823	4,838	6,661

Balance as of November 29, 2002	$68,484	$253,518	$322,002

Purchase price adjustments resulted from the recording of deferred tax liabilities related to a final valuation of intangible assets acquired as part of our acquisition of a controlling interest in TechRx, and foreign currency translation.

NOTE 4—DEBT:

In November 2002, we completed a refinancing that includes a $225 million senior secured credit facility and the issuance of $200 million of 10 1/2% Senior Subordinated Notes due 2012 in an unregistered offering pursuant to Rule 144A under the Securities Act of 1933. We intend to offer to exchange the unregistered notes for substantially identical registered senior subordinated notes following the end of our 2003 fiscal year.

The $225 million senior secured credit facility consists of a $100 million five-year revolving credit facility and a $125 million six-year term loan. This secured credit facility replaced our $150 million unsecured revolving line of credit and became effective on November 26, 2002. The $100 million revolving credit facility is available for working capital and general corporate purposes and has a variable interest rate based on market rates. As of November 29, 2002, no borrowings were outstanding under the revolving credit facility. The $125 million term loan has a variable interest rate tied to LIBOR with a floor of six percent. The credit facility contains certain financial and non-financial covenants customary for financings of this nature, such as requiring us to maintain a certain leverage ratio of debt to EBITDA. EBITDA is defined in the credit agreement as income before equity in losses of affiliated companies, plus income taxes, interest expense, depreciation and amortization, and certain other non-cash losses on asset disposition, less minority interest in losses. As of November 29, 2002, we were in compliance with all restrictive covenants.

The $200 million senior subordinated notes are; unsecured subordinated obligations of NDCHealth Corporation and its significant subsidiaries, will mature on December 1, 2012, and are classified as fixed rate borrowings. As of November 29, 2002, the fair market value of the notes is approximately $200 million. The notes bear interest at 10 1/2% per annum.

We received $118.9 million in proceeds from the $125 million term loan, net of $6.1 million in costs related to the entire $225 million credit facility. Issuance of the $200 million senior subordinated notes provided $193.1 million in proceeds, net of $6.9 million in debt issuance costs. The $13 million of costs associated with the refinancing are included in other assets ($1.8 million current and $11.2 million non-current) and are being amortized over the life of the respective facility and notes.

We used $91 million of the net proceeds from borrowings under the credit facility and the notes to repay all indebtedness outstanding under our previous revolving credit facility. As a result of the retirement of this credit facility, we incurred $0.8 million in early extinguishment charges. Additionally, $145.9 million of the net proceeds are reserved as long term restricted cash for redemption of our outstanding 5% convertible subordinated notes due November 2003. The redemption amount consists of $143.8 million in principal, $1.1 million in accrued interest, and a $1.0 million early redemption premium. We expect to redeem these notes on December 26, 2002. We expect to use some or all of the remaining $75.1 million net proceeds in the second step of our acquisition of TechRx.

As of November 29, 2002 and May 31, 2002, long-term debt consisted of the following:

(In thousands)	November 29, 2002	May 31, 2002
10 1/2% Senior subordinated notes—mature on December 1, 2012	$200,000	$—
Term loan—variable due November 2008	125,000	—
Convertible notes—mature on November 1, 2003 **	143,750	143,750
Note Payable—Silicon Valley Bank Prime—Various 36 month maturities at Bank Prime Rate Plus 1%	—	1,256
Third Party Note—Due February 1, 2003	—	11,906
Mortgage payable—due in monthly installments until May 15, 2005 with interest at 6.87%	2,798	2,886
TechRx Note Payable—Due 2004	45	45
Promissory notes issued in consideration for acquisitions:
Spring Anesthesia Group, Inc.—7.6% due August 2003	4,831	4,831
Hadley Hutt Computing Ltd.—6.97% due June 2003	109	105

	476,533	164,779
Less: Short-term borrowings	—	11,906
Less: Current maturities	8,439	963

Long-term debt	468,094	151,910
Less: Restricted cash (principal) **	143,750	—

Net long-term debt	$324,344	$151,910

**	The 5% convertible notes have been called and are expected to be redeemed on December 26, 2002.

In November 2002, term loan borrowings with Silicon Valley Bank of $1.3 million were paid in full. Payoff of these term loans resulted in a pre-payment penalty of $0.1 million.

Additionally during November 2002, $11.4 million of third party notes with a chain customer, together with accrued interest of $1.0 million, were converted to prepayment credits. These prepayment credits are included in deferred income and may be used by the customer at any time to offset certain transaction fees or charges for network services.

NOTE 5—SEGMENT INFORMATION:

Segment information for the three and six months ended November 29, 2002 and November 30, 2001 is presented below. We operate our business as two reportable segments: Network Services and Systems, which we offer to healthcare providers and payers; and Information Management, which we offer primarily to pharmaceutical manufacturers. Network Services and Systems provides electronic connectivity to the NDCHealth intelligent network and system solutions throughout the healthcare industry. Information Management provides management information, research, and consulting services to pharmaceutical manufacturers, pharmacy chains and hospitals. Other includes results from divested businesses and charges for the early extinguishment of debt. There has been no significant change in the composition of the reportable segments from the presentation of fiscal 2002 segment information included in our Annual Report on Form 10-K for the year ended May 31, 2002.

Quarter Ended November 29, 2002 (In thousands)	Information Management	Network Services and Systems	Other	Totals
Revenues	$37,592	$67,694	$—	$105,286
Income before income taxes and equity in losses of affiliated companies	6,848	14,370	(921)	20,297
Depreciation and amortization	2,708	4,793	—	7,501
Segment assets	142,826	614,356	145,875	903,057

Quarter Ended November 30, 2001 (In thousands)	Information Management	Network Services and Systems	Other	Totals
Revenues	$37,097	$48,059	$297	$85,453
Income before income taxes and equity in losses of affiliated companies	6,132	11,394	(318)	17,208
Depreciation and amortization	2,808	3,089	—	5,897
Segment assets	141,135	364,893	2,123	508,151

The following presents information about revenues from different geographic regions for the three months ended November 29, 2002 and November 30, 2001:

(In thousands)	2002	2001
Revenues:
United States	$100,597	$81,090
All other	4,689	4,363

Total revenues	$105,286	$85,453

Six Months Ended November 29, 2002 (In thousands)	Information Management	Network Services and Systems	Other	Totals
Revenues	$73,674	$131,694	$—	$205,368
Income before income taxes and equity in losses of affiliated companies	11,605	27,548	(921)	38,232
Depreciation and amortization	5,501	9,609	—	15,110
Segment assets	142,826	614,356	145,875	903,057

Six Months Ended November 30, 2001 (In thousands)	Information Management	Network Services and Systems	Other	Totals
Revenues	$71,283	$94,073	$4,253	$169,609
Income before income taxes and equity in losses of affiliated companies	10,659	22,784	(383)	33,060
Depreciation and amortization	5,854	6,201	423	12,478
Segment assets	141,135	364,893	2,123	508,151

The following presents information about revenues from different geographic regions for the six months ended November 29, 2002 and November 30, 2001:

(In thousands)	2002	2001
Revenues:
United States	$196,128	$160,949
All other	9,240	8,660

Total revenues	$205,368	$169,609

NOTE 6—COMMITMENTS AND CONTINGENCIES:

In May 2002, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with TechRx under which we agreed to acquire TechRx in a two-step transaction. Under the first step, we acquired a controlling interest through the purchase of additional common stock and the conversion of non-voting convertible preferred stock for an additional investment in TechRx common stock of approximately $51.0 million. Under the second step, which is expected to close on or about May 31, 2003, if certain conditions are met, we will acquire the remaining shares in TechRx from minority shareholders for cash, NDCHealth shares or a combination of cash and NDCHealth shares. The amount of the payment to TechRx shareholders will be determined based upon the satisfaction of certain financial and operational milestones by TechRx as set forth in the Merger Agreement. We currently expect the purchase price for the balance of the TechRx equity outstanding to be in the range of approximately $100 million to $130 million.

We have been involved in litigation related to our divested Physician and Hospital Support Services and Hospital Management Services (PHSS) units. A Final Judgment Order was entered on August 29, 2002 in one action, in the Circuit Court of Cook County, Chancery Division, in our favor on all counts, providing that no post closing adjustment or payment shall be made by either party and each party waived any right to appeal. In related arbitration before the American Arbitration Association, parties have executed a Consent Order, providing that no payment to any opposing party is to be made by us. In a third related matter, pending in the Superior Court of Dekalb County, the parties have reached a tentative agreement for the entry of a consent judgment in our favor; however, opposing party has gone out of business and the likelihood of any recovery is minimal.

We are involved in litigation both before the European Commission and the German courts with IMS Health relating to the format in which prescription data is delivered to pharmaceutical companies in Germany. In the proceedings before the European Commission, we are alleging that to the extent this format is copyrighted by IMS Health, the format constitutes an industry standard and an essential facility to competition and must be made available to competitors of IMS Health. We obtained a ruling from the European Commission ordering IMS Health to license its structure for organizing pharmaceutical sales data to us. However, subsequent to this decision, the Court of First Instance and later the European Court Of Justice stayed this decision pending a complete review of the underlying substantive matters.

In proceedings before the German courts, IMS Health has alleged copyright infringement against each of Pharma Intranet Information AG (PI), the company from whom we purchased certain assets of our German business, and us, and we each have contested the validity of IMS Health’s alleged copyright. In these proceedings, IMS Health obtained an injunction from the Frankfurt Regional Court to prevent each of PI and us from distributing data in the contested format. On August 13, 2002, the Frankfurt Court of Appeals ruled in our favor by dismissing the preliminary injunction against our use of the industry standard data structure. This decision is final and is not subject to further appeal by IMS Health. On September 17, 2002 the Frankfurt Court of Appeals issued a judgment in the main proceedings against PI. While validating a copyright in the structure, the Court held that IMS Health has no standing to sue to enforce the copyright. The Court also determined that IMS Health does not own the copyright. The Court further denied IMS Health’s claims under the EU Database Directive for protection of the data structure involved. Finally, the Court found that PI breached the German Act Against Unfair Trade Practices (UGW) by reason of identically copying the data structure. We have not sold or used the data structure initially used by PI. We do not own PI and PI is no longer actively conducting business.

Additionally, we are party to a number of other claims and lawsuits incidental to our business. We believe that the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations.

NOTE 7—SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental cash flow disclosures are as follows:

	Six months ended
	November 29, 2002	November 30, 2001
(in thousands)
Net income taxes paid	$270	$188
Interest paid	5,316	4,071
Capital leases entered into in exchange for property and equipment	—	2,151
Non-cash investment in MedUnite, Inc.	—	37,458

NOTE 8—COMPREHENSIVE INCOME:

The components of comprehensive income are as follows:

	Three months ended
	November 29, 2002	November 30, 2001
(in thousands)
Net income	$12,677	$10,721
Foreign currency translation adjustment	409	(1,602)
Unrealized holding gain, net of tax	200	—

Total comprehensive income	$13,286	$9,119

	Six months ended
	November 29, 2002	November 30, 2001
(in thousands)
Net income	$23,842	$19,752
Foreign currency translation adjustment	2,395	24
Unrealized holding loss, net of tax	(82)	—

Total comprehensive income	$26,155	$19,776

NOTE 9—CONSOLIDATING FINANCIAL DATA OF SUBSIDIARY GUARANTORS:

In November 2002, we issued $200 million aggregate principal amount of 10 1/2% senior subordinated notes due 2012. Our material subsidiaries, which include NDC Health Information Services (Arizona) Inc., The Computer Place, Inc., NDCHealth Intellectual Property Corp, HISIP Corp., NDCIP, Inc., NDCHealth Licensing, Inc., NDC Acquisition Corp., NDC of Canada, Inc. and TechRx Incorporated, have fully and unconditionally guaranteed the notes on a joint and several basis. NDC Health Information Services (Arizona) Inc., The Computer Place, Inc., NDCHealth Intellectual Property Corp, HISIP Corp., NDCIP, Inc., NDCHealth Licensing, Inc., NDC Acquisition Corp. and NDC of Canada, Inc. are wholly-owned subsidiaries of our company. We currently own 63% of the outstanding capital stock of TechRx Incorporated and, if certain conditions are met, we will acquire the remaining 37% during the fourth quarter of fiscal 2003.

Presented below is our consolidating financial data, including the combined financial data for our subsidiary guarantors and our subsidiary non-guarantors.

Statement of Operations for the
Three Months Ended November 29, 2002 (in thousands)

	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$44,822	$58,861	$6,115	$(4,512)	$105,286
Cost of service	15,280	34,197	4,954	(2,481)	51,950
Other operating expenses	8,073	20,685	2,231	(1,427)	29,562

Operating income (loss)	21,469	3,979	(1,070)	(604)	23,774
Other income (expense)	(2,753)	9,254	523	(10,501)	(3,477)
Income (loss) before income taxes and equity in losses of affiliated companies	18,716	13,233	(547)	(11,105)	20,297
Provision for income taxes	6,738	4,986	(419)	(3,998)	7,307

Income (loss) before equity in losses of affiliated companies	11,978	8,247	(128)	(7,107)	12,990
Equity in losses of affiliated companies	(313)	—	—	—	(313)

Net income (loss)	$11,665	$8,247	$(128)	$(7,107)	$12,677

Statement of Operations for the Three Months Ended November 30, 2001 (in thousands)
	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidated
Revenues	$38,583	$42,108	$4,762	$85,453
Cost of service	14,058	25,641	4,153	43,852
Other operating expenses	7,256	13,608	2,295	23,159

Operating income (loss)	17,269	2,859	(1,686)	18,442
Other income (expense)	(1,872)	(11)	649	(1,234)
Income (loss) before income taxes and equity in losses of affiliated companies	15,397	2,848	(1,037)	17,208
Provision for income taxes	5,543	1,067	(415)	6,195

Income (loss) before equity in losses of affiliated companies	9,854	1,781	(622)	11,013
Equity in losses of affiliated companies	(292)	—	—	(292)

Net income (loss)	$9,562	$1,781	$(622)	$10,721

Statement of Operations for the
Six Months Ended November 29, 2002 (in thousands)

	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$88,006	$111,612	$13,714	$(7,964)	$205,368
Cost of service	30,207	65,625	10,837	(2,918)	103,751
Other operating expenses	16,283	39,285	5,331	(3,575)	57,324

Operating income (loss)	41,516	6,702	(2,454)	(1,471)	44,293
Other income (expense)	(5,709)	8,909	938	(10,199)	(6,061)
Income (loss) before income taxes and equity in losses of affiliated companies	35,807	15,611	(1,516)	(11,670)	38,232
Provision for income taxes	12,891	5,828	(752)	(4,202)	13,765

Income (loss) before equity in losses of affiliated companies	22,916	9,783	(764)	(7,468)	24,467
Equity in losses of affiliated companies	(625)	—	—	—	(625)

Net income (loss)	$22,291	$9,783	$(764)	$(7,468)	$23,842

Statement of Operations for the
Six Months Ended November 30, 2001 (in thousands)

	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidated
Revenues	$77,305	$81,480	$10,824	$169,609
Cost of service	27,818	46,789	8,339	82,946
Other operating expenses	17,462	28,263	5,001	50,726

Operating income (loss)	32,025	6,428	(2,516)	35,937
Other income (expense)	(3,745)	(33)	901	(2,877)
Income (loss) before income taxes and equity in losses of affiliated companies	28,280	6,395	(1,615)	33,060
Provision for income taxes	10,181	2,420	(699)	11,902

Income (loss) before equity in losses of affiliated companies	18,099	3,975	(916)	21,158
Equity in losses of affiliated companies	(1,406)	—	—	(1,406)

Net income (loss)	$16,693	$3,975	$(916)	$19,752

Statement of Cash Flows for the
Six Months Ended November 29, 2002 (in thousands)

	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$22,291	$9,783	$(764)	$(7,468)	$23,842
Adjustments to reconcile net income (loss) to cash provided by operating activities:	23,365	10,415	(7,504)	(550)	25,726
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:	(12,836)	(8,825)	9,486	3,240	(8,935)

Net cash provided by (used in ) operating activities	32,820	11,373	1,218	(4,778)	40,633
Cash flows from investing activities:	(16,014)	(11,659)	(3,375)	—	(31,048)
Cash flows from financing activities:	73,392	(5,924)	(477)	4,778	71,769
Cash flows from discontinued operations:	—	—	2,587	—	2,587

Increase (decrease) in cash and cash equivalents	90,198	(6,210)	(47)	—	83,941
Cash and cash equivalents, beginning of period	4,400	7,387	1,660	—	13,447

Cash and cash equivalents, end of period	$94,598	$1,177	$1,613	$—	$97,388

Statement of Cash Flows for the
Six Months Ended November 30, 2001 (in thousands)

	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidated
Cash flows from operating activities:
Net income (loss)	$16,693	$3,975	$(916)	$19,752
Adjustments to reconcile net income (loss) to cash provided by operating activities:	10,869	10,446	(6,271)	15,044
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:	786	(6,027)	3,203	(2,038)

Net cash provided by (used in) operating activities	28,348	8,394	(3,984)	32,758
Cash flows from investing activities:	(15,928)	(5,814)	—	(21,742)
Cash flows from financing activities:	2,041	(1,236)	(636)	169
Cash flows from discontinued operations:	—	—	6,646	6,646

Increase (decrease) in cash and cash equivalents	14,461	1,344	2,026	17,831
Cash and cash equivalents, beginning of period	10,695	72	1,653	12,420

Cash and cash equivalents, end of period	$25,156	$1,416	$3,679	$30,251

Balance Sheet as of
November 29, 2002 (in thousands)

	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$94,598	$1,177	$1,613	$—	$97,388
Accounts receivable	37,763	33,015	3,837	(1,816)	72,799
Income taxes	3,194	169	5,350	—	8,713
Prepaid expenses and other current assets	29,124	9,372	3,380	(15,786)	26,090

Total current assets	164,679	43,733	14,180	(17,602)	204,990

Property and equipment, net	51,811	56,698	2,788	103	111,400
Intangible assets, net	153,041	120,708	47,277	58,658	379,684
Investments	336,598	264	18,171	(341,285)	13,748
Intercompany receivables	169,245	928	(13,648)	(156,525)	—
Other	187,637	3,568	25,769	(23,739)	193,235

Total Assets	$1,063,011	$225,899	$94,537	$(480,390)	$903,057

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—	$—	$—
Short-term borrowings	3,125	—	(3,125)	—	—
Current portion of long-term debt	6,016	1,120	6,070	(3,268)	9,938
Accounts payable and accrued liabilities	36,445	26,730	11,172	(6,217)	68,130
Deferred income	5,931	13,682	1,048	—	20,661

Total current liabilities	51,517	41,532	15,165	(9,485)	98,729

Long-term liabilities	510,291	120,570	59,179	(190,090)	499,950

Total liabilities	561,808	162,102	74,344	(199,575)	598,679

Minority interest in equity of subsidiaries	—	24	9,511	11,255	20,790
Stockholders’ equity	501,203	63,773	10,682	(292,070)	283,588

Total Liabilities and Stockholders’ Equity	$1,063,011	$225,899	$94,537	$(480,390)	$903,057

Balance Sheet as of
May 31, 2002 (in thousands)

	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4,400	$7,387	$1,660	$—	$13,447
Accounts receivable	30,224	36,906	5,180	(1,859)	70,451
Income taxes	13,828	272	6,812	1,304	22,216
Prepaid expenses and other current assets	20,516	11,464	2,857	(11,579)	23,258

Total current assets	68,968	56,029	16,509	(12,134)	129,372

Property and equipment, net	47,806	50,600	3,057	103	101,566
Intangible assets, net	154,099	124,871	44,608	53,744	377,322
Investments	358,826	—	37,559	(382,888)	13,497
Inter-company	148,050	—	(28,063)	(119,987)	—
Other	33,487	3,500	18,904	(19,464)	36,427

Total Assets	$811,236	$235,000	$92,574	$(480,626)	$658,184

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$91,000	$—	$—	$—	$91,000
Short-term borrowings	—	11,906	—	—	11,906
Current portion of long-term debt	997	1,630	—	(368)	2,259
Accounts payable and accrued liabilities	40,318	30,211	13,624	(8,106)	76,047
Deferred income	5,453	14,800	836	—	21,089

Total current liabilities	137,768	58,547	14,460	(8,474)	202,301

Long-term liabilities	194,476	119,681	10,073	(147,949)	176,281

Total liabilities	332,244	178,228	24,533	(156,423)	378,582

Minority interest in equity of subsidiaries	—	—	10,630	11,226	21,856
Stockholders’ equity	478,992	56,772	57,411	(335,429)	257,746

Total Liabilities and Stockholders’ Equity	$811,236	$235,000	$92,574	$(480,626)	$658,184

NOTE 10—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

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

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” which clarifies the criteria under which extinguishments of debt can be considered as extraordinary and rescinds the related Statement Nos. 4, 44, and 64 and also makes technical corrections to other Statements of Financial Standards. We have adopted this statement and accordingly have recorded charges related to the extinguishment of debt as ordinary expense.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies Emerging Issues Task Force (“EITF”) 94-3. We believe that the adoption of this statement will not have a material effect on our future results of operations. However, the statement will likely change the timing of recognition of any future restructuring activity.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

We are a leading provider of value-added electronic health information processing services for pharmacy, pharmaceutical manufacturer, hospital, physician, and payer markets. Today, we are connected to 85% of U.S. and Canadian pharmacies, 25% of U.S. non-government hospitals and over 1,000 government and commercial payers in the U.S. We provide information services to more than 100 pharmaceutical manufacturers in the U.S. and are expanding internationally, in The United Kingdom and Germany. We have sold systems to 100,000 physicians, 30% of U.S pharmacies, and 20% of U.K. pharmacies. We believe that our connectivity and relationships across multiple segments of the healthcare industry (pharmacy, pharmaceutical manufacturers, hospitals, physicians, payers, and distributors) position us to provide integrated information solutions to improve the efficiency and effectiveness of healthcare.

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

Operating Performance

A comparison of the second quarter ending November 29, 2002 to the second quarter ending November 30, 2001 financial results shows the following:

•	Including recently acquired businesses, revenue grew 23.2% to $105.3 million from $85.5 million. Excluding acquired and divested businesses, revenue grew 11.9% to $95.3 million from $85.2 million.
•	Operating income grew 29.3% to $23.8 million from $18.4 million.
•	Operating income margin increased to 22.6% from 21.5%.
•	Net income increased 18.7% to $12.7 million from $10.7 million.
•	Diluted EPS increased 20% to $0.36 from $0.30.

A comparison of the first six months ending November 29, 2002 to the first six months ending November 30, 2001 financial results shows the following:

•	Including recently acquired businesses, revenue grew 21.1% to $205.4 million from $169.6 million. Excluding acquired and divested businesses, revenue grew 12.1% to $185.4 million from $165.4 million.
•	Operating income grew 23.4% to $44.3 million from $35.9 million.
•	Operating income margin increased slightly to 21.6% from 21.2%.
•	Net income increased 20.2% to $23.8 million from $19.8 million.
•	Diluted EPS increased 21.4% to $0.68 from $0.56.

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

Revenues from the sale of software licenses and implementation services are recognized upon the date that the software is in operation at the customer site where vendor specific objective evidence (VSOE) has been established for the undelivered elements of the customer contract, which typically is maintenance. In these cases, the maintenance revenue is recognized over the term of the maintenance contract. Where VSOE cannot be established for undelivered elements within the contract, the revenue for implementation services is deferred and recognized upon acceptance over the remaining term of the contract, typically two or three years.

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

Many of our physician systems are sold indirectly through value added resellers (VARs). Because the VARs provide many of the services that we would otherwise provide (such as contract support, advertising, etc.), we provide them allowances to cover their cost of providing these services. We record revenue in accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products,” which requires that certain allowances be treated as reductions in revenue and allows other allowances, for which we receive quantifiable benefits, to be recorded as revenue and sales expense.

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

SFAS 142, “Goodwill and Other Intangible Assets,” requires that goodwill no longer be amortized but be reviewed for impairment on a regular basis. We completed impairment tests during the second quarter of 2003 by comparing the present value of the estimated future cash flows of each of our reporting units to the book value of that unit’s assets. Our reporting units are defined as our Pharmacy, Hospital, and Physician businesses in our Network Services and Systems segment plus our total Information Management segment. For each of our reporting units, we found that the present value of each unit’s estimated future cash flows exceeded the net book value of the unit and therefore no impairment was necessary.

If the estimated current value of future cash flows of any unit had been lower than its book value, we would have performed additional tests to determine the magnitude of impairment, if any. Any impairment would require a non-cash charge to earnings in the period in which the impairment was identified. We will conduct these same tests going forward at least annually to ensure that goodwill carried on our balance sheet is properly valued.

Capitalized software

Internally developed software held as property on our balance sheet consists of two types: software that we develop for sale to our customers and software that we develop for internal use in providing services to our customers. The costs associated with developing software are capitalized differently depending on whether the software is for sale or for internal use. In each instance, in accordance with SFAS 86 and SOP 98-1 costs are capitalized only when the project has reached the point of technological feasibility or the application development stage. Costs incurred prior to this point are charged to earnings as expense.

For software sold to our customers, in accordance with SFAS 86 we capitalize both direct and indirect development costs such as programmers’ salaries, outside contractor costs, computer time, and allocated facility costs. Completed projects capitalized under SFAS 86 are amortized after reaching the point of general availability using the greater of the amount computed using the straight-line method or the ratio that current revenues bear to the total of current and anticipated revenues, based on the estimated useful life of the project, normally five years. The life used for amortization is based on the projected period of time that we will sell the product.

For software used internally, in accordance with SOP 98-1 direct development costs such as programmers’ salaries and fees paid to others for development are capitalized. Completed projects capitalized under SOP 98-1 are amortized using the straight-line method. The life used for amortization is based on the projected period of time that we will use the software to provide services.

The actual useful life of the product or software may be longer or shorter than the estimated useful life. If the actual life is longer, we would continue to realize value from the asset while no longer recognizing a corresponding expense. If the actual life is shorter and we determine that the investment will not be recovered through the future sales of products or services, a non-cash charge to earnings could be required. The net realizable value of capitalized software is monitored on a periodic basis to ensure that the investment will be recovered through the future sale of products or in the case of internal software, through use.

Allowance for doubtful accounts

In the ordinary course of business, we extend credit to our customers for products and services they purchase from us. Monies due us are shown on our balance sheet as Accounts receivable. While we collect the vast majority of these receivables, we historically have been unable to collect a fraction of the accounts, or portions thereof. Allowance for doubtful accounts reflects our best estimate of the amounts that will be uncollectible and is determined by reviewing the aging of our accounts receivable. As we review our accounts as part of our collections process, accounts or portions thereof deemed to be uncollectible or to require excessive collection costs are written off to the allowance. Because our allowance is based on estimated uncollectibility, amounts that are actually uncollectible could be higher or lower. If the amounts are lower than expected, a credit to earnings could result whereas if the amounts are higher, an additional charge to earnings could be required. Our provision for bad debt expense over the past two years has been less than 0.6% of total revenue.

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

As discussed in our Current Report on Form 8-K filed August 21, 2002, based upon the status of a potential recapitalization of MedUnite, as well as an updated evaluation of MedUnite’s results and of capital market conditions, we determined that the carrying value of MedUnite had declined and that the decline was not temporary. Therefore, in accordance with the provisions of SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” we reduced the carrying value of our investment in MedUnite to $12.2 million by way of a non-cash charge reflected in our financial statements for the year ended May 31, 2002. MedUnite is continuing to move forward in its recapitalization process. Based on the information available to us at the filing date of this report, our investment in MedUnite is appropriately valued at

November 29, 2002. However, the valuation of our investment is subject to risks related to the finalization of MedUnite’s recapitalization.

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

(In millions, except per share data)	Second Quarter Ended
	November 29, 2002	November 30, 2001	Change
Revenue:
Information Management	$37.6	$37.1	$0.5	1.3%
Network Services and Systems	67.7	48.1	19.6	40.7%

Subtotal Revenue	105.3	85.2	20.1	23.6%
Other	—	0.3	(0.3)	(100.0%)

Total Revenue	$105.3	$85.5	$19.8	23.2%

Operating Income
Information Management	$7.4	$6.1	$1.3	21.3%
Network Services and Systems	16.4	12.6	3.8	30.2%

Subtotal Operating Income	23.8	18.7	5.1	27.3%
Other	—	($0.3)	0.3	100.0%

Total Operating Income	$23.8	$18.4	$5.4	29.3%

Net Income	$12.7	$10.7	$2.0	18.7%

Diluted Earnings Per Share	$0.36	$0.30	$0.06	20.0%

(In millions, except per share data)	Six Months Ended
	November 29, 2002	November 30, 2001	Change
Revenue:
Information Management	$73.7	$71.3	$2.4	3.4%
Network Services and Systems	131.7	94.1	37.6	40.0%

Subtotal Revenue	205.4	165.4	40.0	24.2%
Other	—	4.2	(4.2)	(100.0%)

Total Revenue	$205.4	$169.6	$35.8	21.1%

Operating Income
Information Management	$12.7	$11.1	$1.6	14.4%
Network Services and Systems	31.6	25.2	6.4	25.4%

Subtotal Operating Income	44.3	36.3	8.0	22.0%
Other	—	$(0.4)	0.4	100.0%

Total Operating Income	$44.3	$35.9	$8.4	23.4%

Net Income	$23.8	$19.8	$4.0	20.2%

Diluted Earnings Per Share	$0.68	$0.56	$0.12	21.4%

Revenue

Total revenue increased $19.8 million, or 23.2%, to $105.3 million in the second quarter of 2003 from $85.5 million in the second quarter of 2002. On a segment basis, Information Management revenue grew $0.5 million, or 1.3%, to $37.6 million in the second quarter of 2003 from $37.1 million in the second quarter of 2002. Revenue from our core information products and international products grew, and was offset by research and consulting services revenue, which was impacted by the lack of discretionary spending by pharmaceutical manufacturers. Network Services and Systems revenue grew $19.6 million, or 40.7%, to $67.7 million in the second quarter of 2003 from $48.1 million in the second quarter of 2002. The increase was due to increased revenue from our TechRx pharmacy systems business acquired at the end of 2002 and increased transaction volumes and growth in customer base in our existing pharmacy and hospital businesses. Revenue from TechRx and ScriptLINE, both acquired at the end of fiscal year 2002, was approximately $10 million in the second quarter of 2003. Revenue from divested businesses (Other) accounted for $0.3 million in the second quarter of 2002. Excluding the acquired and divested businesses, revenue grew 11.9% to $95.3 million in the second quarter of 2003 from $85.2 million in the second quarter of 2002.

Total revenue for the first six months of 2003 increased $35.8 million, or 21.1% to $205.4 million from $169.6 million in the first six months of 2002. On a segment basis, Information Management revenue grew $2.4 million, or 3.4%, to $73.7 million in the first six months of 2003 from $71.3 million in the first six months of 2002. Network Services and

Systems revenue grew $37.6 million, or 40.0%, to $131.7 million in the first six months of 2003 from $94.1 million in the first six months of 2002. Revenue from TechRx and ScriptLINE, both acquired at the end of fiscal year 2002, was approximately $20 million in the first six months of 2003. Revenue from divested businesses (Other) accounted for $4.2 million in the first six months of 2002. Excluding the acquired and divested businesses, revenue grew 12.1% to $185.4 million in the first six months of 2003 from $165.4 million in the first six months of 2002.

Operating Income

Operating income grew $5.4 million, or 29.3%, to $23.8 million in the second quarter of 2003 from $18.4 million in the second quarter of 2002. The increase was due primarily to increased revenue and cost savings efforts. Operating income grew faster than revenue due to our ability to leverage our infrastructure.

Information Management operating income increased $1.3 million, or 21.3%, to $7.4 million in the second quarter of 2003 from $6.1 million in the second quarter of 2002. The increase was primarily due to increased revenue, which allows us to leverage our infrastructure, and cost savings discussed below. Network Services and Systems operating income increased $3.8 million, or 30.2%, to $16.4 million in the second quarter of 2003 from $12.6 million in the second quarter of 2002, primarily due to increased revenue and cost savings efforts. Operating income from divested businesses (Other) accounted for ($0.3) million in the second quarter of 2002.

Operating income for the first six months of 2003 increased $8.4 million, or 23.4%, to $44.3 million from $35.9 million in the first six months of 2002. Information Management operating income increased $1.6 million, or 14.4%, to $12.7 million in the first six months of 2003 from $11.1 million in the first six months of 2002. Network Services and Systems operating income increased $6.4 million, or 25.4%, to $31.6 million in the first six months of 2003 from $25.2 million in the first six months of 2002. Operating income from divested businesses (Other) accounted for ($0.4) million in the first six months of 2002.

More information concerning segments can be found in Note 5 of the Notes to Unaudited Consolidated Financial Statements.

Cost of Service

Cost of service (COS) includes compensation, computer operations, data costs, consulting services, telecommunications, customer support, and application maintenance expenses. As a percentage of revenue, COS expense was 49.3% and 51.3% in the second quarters of 2003 and 2002, respectively, and 50.5% and 48.9% in the first halves of 2003 and 2002, respectively. This increase in expense margin in the first six months of 2003 is due primarily to higher expense margins of TechRx partially offset by lower compensation costs. Absolute COS expense increased $8.1 million, or 18.5%, from the second quarter of 2002 and increased $20.8 million, or 25.1% from the first six months of 2002. We expect that COS expense margin will decline slightly in the remainder of 2003 as increased revenue results in greater leverage of our fixed costs.

Sales, General and Administrative

Sales, general and administrative (SG&A) expense consists primarily of salaries, wages and expenses relating to sales, marketing, administrative and management employees, employee training costs, and occupancy of leased space directly related to these functions. As a percentage of revenue, SG&A expense was 21.0% and 20.2% in the second quarters of 2003 and 2002, respectively, and 20.6% and 22.6% in the first halves of 2003 and 2002, respectively. The increase in expense margin during the second quarter of 2003 is due to marketing costs at TechRx and our Physician business. The decline in expense margin during the first six months of 2003 is due to centralization efforts and cost containments. Absolute SG&A expense increased $4.8 million, or 27.8%, from the second quarter of 2002 and increased $4.0 million, or 10.4% from the first six months of 2002. We expect that SG&A expense will continue at similar levels as we continue to invest in our sales and marketing programs.

Operating Expenses

Our most significant operating expenses are compensation, data costs, depreciation and amortization, and communications expense. Together these expenses represented 65% and 69% of our operating expenses in the second quarters of 2003 and 2002, respectively, and 65% and 70% in the first halves of 2003 and 2002, respectively.

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

	Second Quarter Ended
(In millions)	November 29, 2002	November 30, 2001
Compensation expense	$27.7	$24.3
Revenue	$105.3	$85.5
Percent of Revenue	26.3%	28.4%

	Six Months Ended
(In millions)	November 29, 2002	November 30, 2001
Compensation expense	$56.0	$52.7
Revenue	$205.4	$169.6
Percent of Revenue	27.3%	31.1%

Data Costs

We buy data from various sources to supplement our own data collection efforts. Data costs have been increasing due to increasing cost to purchase data. Data costs fluctuate throughout the year due to the varying amount of prescription data acquired. Data costs as a percent of revenue fluctuates slightly throughout the year as a result of the varying amount of prescription data acquired and the seasonality of our revenue. We are actively pursuing programs to contain the increase in data costs. Data costs are included in Cost of service expense.

	Second Quarter Ended
(In millions)	November 29, 2002	November 30, 2001
Data cost	$12.5	$12.2
Revenue	$105.3	$85.5
Percent of Revenue	11.9%	14.3%

	Six Months Ended
(In millions)	November 29, 2002	November 30, 2001
Data cost	$24.3	$20.4
Revenue	$205.4	$169.6
Percent of Revenue	11.8%	12.0%

Depreciation and Amortization

Depreciation and amortization expense increased from the second quarter of 2002 to the second quarter of 2003 in terms of dollars and as a percent of revenue, and increased from the first six months of 2002 to the first six months of 2003 in terms of dollars and remained flat as a percent of revenue as a result of the TechRx and ScriptLINE acquisitions. We expect Depreciation and amortization expense to increase year over year for the remainder 2003 as a result of the TechRx and ScriptLINE acquisitions.

	Second Quarter Ended
(In millions)	November 29, 2002	November 30, 2001
Depreciation and amortization	$7.5	$5.9
Revenue	$105.3	$85.5
Percent of Revenue	7.1%	6.9%

	Six Months Ended
(In millions)	November 29, 2002	November 30, 2001
Depreciation and amortization	$15.1	$12.5
Revenue	$205.4	$169.6
Percent of Revenue	7.4%	7.4%

Communication Costs

Communication costs increased from the second quarter of 2002 to the second quarter of 2003 as a percent of revenue and in total dollars. Communication costs decreased from the first six months of 2002 to the first six months of 2003 as a percent of revenue and increased in total dollars from the first six months of 2002 to the first six months of 2003. This is due to the inclusion of TechRx operating expenses in the financial results beginning in 2003. We continue to look at new technologies that will allow us to provide superior service to our customers at reduced cost. Communication costs are included primarily in Cost of service expense.

	Second Quarter Ended
(In millions)	November 29, 2002	November 30, 2001
Communication cost	$4.9	$3.8
Revenue	$105.3	$85.5
Percent of Revenue	4.7%	4.4%

	Six Months Ended
(In millions)	November 29, 2002	November 30, 2001
Communication cost	$8.8	$8.2
Revenue	$205.4	$169.6
Percent of Revenue	4.3%	4.8%

Software Costs

Software costs consist of expenses related to the development of new products and maintenance and enhancement of existing products. We capitalize the cost of developing software held for sale to our customers as well as software used internally to provide services to our customers. Because of our current focus on developing new products that will generate additional revenue, a higher proportion of the costs associated with software development are being capitalized in 2003 than in the prior year when more costs were associated with maintenance and enhancement of existing products. This shift in focus is reflected in the decrease in total net software expense as a percent of revenue from 2002 to 2003. Of the total costs associated with software development in the second quarter of fiscal 2003, $4.4 million was incurred by TechRx. Of this amount, $3.6 million was capitalized for the development of a next generation pharmacy systems platform resulting in net software development expense of $0.8 for TechRx. For the first six months of 2003, $8.4 million of the total costs associated with software development were incurred by TechRx and $7.1 million was capitalized by TechRx. TechRx’s software costs are not included in our results for fiscal 2002. Software costs primarily include Compensation expense, discussed above, and third party contractor expense, and are included in Cost of service expense. Amortization of software costs is included in Depreciation and amortization expense.

	Second Quarter Ended
(In millions)	November 29, 2002	November 30, 2001
Total costs associated with software development	$9.6	$4.3
Less: capitalization of internally developed software	(7.2)	(2.8)

Net software development expense	2.4	1.5
Software maintenance expense	2.1	2.6

Total net software expense	$4.5	$4.1

Revenue	$105.3	$85.5
Percent of Revenue	4.3%	4.8%

	Six Months Ended
(In millions)	November 29, 2002	November 30, 2001
Total costs associated with software development	$18.7	$8.8
Less: capitalization of internally developed software	(14.3)	(5.5)

Net software development expense	4.4	3.3
Software maintenance expense	4.2	5.5

Total net software expense	$8.6	$8.8

Revenue	$205.4	$169.6
Percent of Revenue	4.2%	5.2%

Liquidity and Capital Resources

Payments from our customers are our greatest source of liquidity. Additional sources of liquidity include our credit facility, issuances of common stock and other instruments, financing under capital lease arrangements, and vendor financing. The cash provided by these sources has a variety of uses. Most importantly, we must pay our employees and vendors for the services and materials they supply. Additional uses include expenditures for new capital equipment, development of additional products, investments in alliances, business acquisitions, payment of taxes, payment of dividends, and extension of credit to our customers.

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

Net cash provided by operating activities was $40.6 million for the first six months of fiscal year 2003, an increase from $32.8 million in the first six months of fiscal year 2002. In addition to the increase in Net income from the prior year, the most significant differences between 2003 and 2002 were an increase in Accounts receivable in 2003, which used $4.0 million of cash versus a decrease in Accounts receivable in 2002 which provided $4.4 million of cash and a decrease in Deferred income in 2003, which used $3.9 million of cash, versus an increase in 2002, which provided $2.3 million of cash. During the latter half of 2002, we centralized our billing and accounts receivable functions. Although this has resulted in an increase in Accounts receivable due to transition issues, we expect that this increase will subside and the benefits of this initiative will be faster billing to our customers and improved collections of Accounts receivable. The changes in Deferred income result from the timing difference between billing customers for services as required by their contracts and our recognition of related revenue. Other significant differences include a slight decrease in Prepaid expenses and other assets in 2003, which provided $0.4 million of cash versus an increase in 2002, which used $3.5 million, and Deferred tax assets related to our continuing operations which allowed us to reduce our cash tax payments by $5.3 million in the first six months of 2003. The benefit received from Deferred tax assets in 2002 was provided by discontinued operations and therefore is not included in Net cash provided by operating activities. Net cash provided by operating activities is expected to be in the range of $80 to $85 million for the full 2003 fiscal year.

The nature of an information services business is such that it requires a substantial continuing investment in technology equipment and product development in order to expand the business. We are generally able to internally fund these investments from excess cash generated from operations. Additionally, historically we have also expanded our business through acquisitions and strategic investments in other businesses. The cash we use to expand our business is shown as Net cash used in investing activities. Capital expenditures, which reflect our investment in equipment and product development such as software costs discussed above, were $20.8 million in the first six months of 2003 and $14.6 million in the first six months of 2002. The increase in Capital expenditures in 2003 is due primarily to TechRx. TechRx Capital expenditures were $8.6 million in the first six months of 2003 and primarily represent the continuing investment in the next generation pharmacy systems platform. We expect that Capital expenditures will be in the range of $40 to $45 million for the full 2003 fiscal year. We used $7.0 million of cash in the first six months of 2003 for Other investing activities which primarily represents payment of merger related costs associated with our acquisition of a controlling interest in TechRx in 2002 and $3.2 million for the acquisition of German pharmaceutical data related to the development of a new informatics product.

The acquisition of a controlling interest in TechRx in 2002 was the first step of an agreement to acquire all outstanding shares of TechRx in a two-step transaction. Under the second step, which will close on or about May 31, 2003 if certain conditions are met, we will acquire the remaining shares in TechRx from minority stockholders for cash, shares of our common stock, or a combination of cash and shares of our common stock. The amount of the payment to TechRx shareholders will be determined based upon the satisfaction of certain financial and operational milestones by TechRx. Based on results for the first six months of 2003, we currently expect the purchase price for the balance of the TechRx shares outstanding to be in the range of approximately $100 million to $130 million.

In November 2002, we completed a refinancing that includes a $225 million senior secured credit facility and the issuance of $200 million of 10 1/2% Senior Subordinated Notes due 2012 in an unregistered offering pursuant to Rule 144A under the Securities Act of 1933. We intend to offer to exchange the unregistered notes for substantially identical registered senior subordinated notes following the end of our 2003 fiscal year.

The $225 million senior secured credit facility consists of a $100 million five-year revolving credit facility and a $125 million six-year term loan. This secured credit facility replaced our $150 million unsecured revolving line of credit and became effective on November 26, 2002. The $100 million revolving credit facility is available for working capital and general corporate purposes and has a variable interest rate based on market rates. As of November 29, 2002, no borrowings were outstanding under the revolving credit facility. The $125 million term loan has a variable interest rate based on market rates with a floor of six percent. The credit facility contains certain financial and non-financial covenants customary for financings of this nature, such as requiring us to maintain a certain leverage ratio of debt to EBITDA. EBITDA is defined in the credit agreement as income before equity in losses of affiliated companies, plus income taxes, interest expense, depreciation and amortization, and certain other non-cash losses on asset disposition, less minority interest in losses. As of November 29, 2002 we were in compliance with all restrictive covenants.

The $200 million senior subordinated notes are; unsecured subordinated obligations of NDCHealth Corporation and its significant subsidiaries, $200 million aggregate principal amount, will mature on December 1, 2012, and are classified as fixed rate borrowings. As of November 29, 2002, the fair market value of the notes is approximately $200 million. The notes bear interest at 10 1/2% per annum.

We received $118.9 million in proceeds from the $125 million term loan, net of $6.1 million in costs related to the entire $225 million credit facility. Issuance of the $200 million senior subordinated notes provided $193.1 million in proceeds, net of $6.9 million in debt issuance costs. The $13 million of costs associated with the refinancing are included in other assets ($1.8 million current and $11.2 million non-current) and are being amortized over the life of the respective facility and notes.

We used $91 million of the net proceeds from borrowings under the credit facility and the notes to repay all indebtedness outstanding under our previous revolving credit facility. As a result of the retirement of this credit facility, we incurred $0.8 million in early extinguishment charges. Additionally, $145.9 million of the net proceeds are reserved as restricted cash for redemption of our outstanding 5% convertible subordinated notes due November 2003. The redemption amount consists of $143.8 million in principal, $1.1 million in accrued interest, and $1.0 million in early redemption premium. We expect to redeem these notes on December 26, 2002. We expect to use some or all of the remaining $75.1 million net proceeds in the second step of our acquisition of TechRx.

Stock activities provide us an additional source of liquidity. Stock activities are primarily related to the exercises of employee stock options and issues under the employee stock purchase plan. In the first six months of 2003, issuance of shares of our common stock generated $1.2 million versus $4.8 million in the first six months of 2002. Although the issuance of additional shares provides us with liquidity, it results in a dilution of each individual stockholder’s equity in the Company. We may choose to use cash to repurchase shares to reduce the number of our shares outstanding in order to counteract this dilution. As mentioned above, the acquisition of the remaining shares of TechRx may be paid in cash, shares of our common stock, or a combination of both. The number of our shares issued to TechRx shareholders, if any, will depend on the acquisition price, the trading price of our shares at the time of the transaction, and the form of payment made to TechRx shareholders. We intend to register any shares to be used in the second step of the acquisition during fiscal 2003. Another use of cash is the payment of dividends. Cash used for payment of dividends was $2.8 million in the first six months of 2003 and $2.7 million in the first six months of 2002.

Deferred tax assets related to our discontinued operations allowed us to reduce our cash tax payments by $6.1 million in the first six months of 2003 and $11.0 million in the first six months of 2002. We do not expect any additional benefit from deferred tax assets related to our discontinued operations. Discontinued operations also used $3.5 million in the first six months of 2003, primarily in the settling of liabilities, versus $4.3 million in the first six months of 2002.

We believe that our current level of cash on hand, future cash flows from operations, and our credit facility are sufficient to meet our operating needs for the remainder of 2003.

Outlook

For the 2003 fiscal year, we estimate that annual revenue will be approximately $440 to $450 million and diluted earnings per share in the range of $1.35 to $1.38 including the impact of refinancing, and charges related to early extinguishment of debt of $0.04 per share.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost and timing of product upgrades and new product introductions, expected pricing levels, the timing and cost of planned capital expenditures, expected outcomes of pending litigation and expected synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	intense competition;
•	consolidation in the health care industry;
•	our ability to continue our expansion in new and existing markets;
•	defaults in payment or a material reduction in purchases of our products by large customers;
•	promotion of new products that may not be profitable;
•	interruptions in some of our information services;
•	our ability to adequately protect our proprietary technology;
•	integration of our recent and future business combinations and strategic relationships;
•	developments in complex state and federal regulations;
•	changes in the U.S. healthcare environment;
•	adverse rulings in litigation matters;
•	additional capital requirements;
•	substantial tax liability based on the loss of the tax-free status of our spin-off;
•	changes in general economic and political conditions due to terrorist attacks or other events;
•	economic and market conditions in the pharmaceutical manufacturing industry; and
•	our ability to accelerate revenue growth during the remainder of fiscal 2003.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the second quarter, we completed a refinancing that includes a $225 million senior secured credit facility. At the end of the second quarter, $125 million was outstanding at an interest rate of six percent. This loan has a variable interest rate based on market rates with a floor of six percent. Accordingly, we are exposed to the impact of interest rate movement. We have performed an interest rate sensitivity analysis over the near term with a 10% change in interest rates. Based on this analysis, our Net income would be impacted by approximately $0.5 million annually, which is not material. We do not expect any material interest rate risk from changes in interest rates.

ITEM 4—CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures and have concluded that these controls and procedures effectively ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported in a timely manner. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II

ITEM 1—PENDING LEGAL PROCEEDINGS

We have been involved in litigation related to our divested Physician and Hospital Support Services and Hospital Management Services (PHSS) units. A Final Judgment Order was entered on August 29, 2002 in one action, in the Circuit Court of Cook County, Chancery Division, in our favor on all counts, providing that no post closing adjustment or payment shall be made by either party and each party waived any right to appeal. In related arbitration before the American Arbitration Association, parties have executed a Consent Order, providing that no payment to any opposing party is to be made by us. In a third related matter, pending in the Superior Court of Dekalb County, the parties have reached a tentative agreement for the entry of a consent judgment in our favor; however, opposing party has gone out of business and the likelihood of any recovery is minimal.

We are involved in litigation both before the European Commission and the German courts with IMS Health relating to the format in which prescription data is delivered to pharmaceutical companies in Germany. In the proceedings before the European Commission, we are alleging that to the extent this format is copyrighted by IMS Health, the format constitutes an industry standard and an essential facility to competition and must be made available to competitors of IMS Health. We obtained a ruling from the European Commission ordering IMS Health to license its structure for organizing pharmaceutical sales data to us. However, subsequent to this decision, the Court of First Instance and later the European Court Of Justice stayed this decision pending a complete review of the underlying substantive matters.

In proceedings before the German courts, IMS Health has alleged copyright infringement against each of Pharma Intranet Information AG (PI), the company from whom we purchased certain assets of our German business, and us, and we each have contested the validity of IMS Health’s alleged copyright. In these proceedings, IMS Health obtained an injunction from the Frankfurt Regional Court to prevent each of PI and us from distributing data in the contested format. On August 13, 2002, the Frankfurt Court of Appeals ruled in our favor by dismissing the preliminary injunction against our use of the industry standard data structure. This decision is final and is not subject to further appeal by IMS Health. On September 17, 2002 the Frankfurt Court of Appeals issued a judgment in the main proceedings against PI. While validating a copyright in the structure, the Court held that IMS Health has no standing to sue to enforce the copyright. The Court also determined that IMS Health does not own the copyright. The Court further denied IMS Health’s claims under the EU Database Directive for protection of the data structure involved. Finally, the Court found that PI breached the German Act Against Unfair Trade Practices (UGW) by reason of identically copying the data structure. We have not sold or used the data structure initially used by PI. We do not own PI and PI is no longer actively conducting business.

Additionally, we are party to a number of other claims and lawsuits incidental to our business. We believe that the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations.

ITEM 2—CHANGES IN SECURITIES

There were no changes in our securities during the quarter ended November 29, 2002.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon our senior securities during the quarter ended November 29, 2002.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2002 Annual Meeting of Stockholders of NDCHealth Corporation was held at the Company’s offices in Atlanta, Georgia on October 24, 2002. At the annual meeting, the stockholders of the Company approved the following item:

1.
Election of two directors in Class I to serve until the annual meeting of stockholders in 2005, or until a successor is duly elected and qualified. Votes cast were as follows: James F. McDonald, For 31,329,993, Withheld 503,787; and Dr. Jeffrey P. Koplan, For 31,330,060, Withheld 503,720. Besides James F. McDonald and Dr. Jeffrey P. Koplan, elected at the 2002 Annual Meeting Stockholders, the terms of office as directors of J. Veronica Biggins,

Terri A. Dial, Walter M. Hoff, Kurt M. Landgraf, James R. Lientz, Jr., and Neil Williams continued after the meeting.

ITEM 5—OTHER INFORMATION

None

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

4(i)    Form of Indenture between the Registrant and Regions Bank, as Trustee, relating to Registrant’s 10½% Senior Subordinated Notes due 2012.

10(i)    $225,000,000 Credit Agreement among NDCHealth Corporation, Merrill Lynch Capital, Credit Suisse First Boston, Bank of America, N.A., Lasalle Bank National Association and the Other Lenders Party thereto, dated as of November 26, 2002. (NDCHealth Corporation has requested confidential treatment with respect to certain portions of this Exhibit.)

(b)    Reports on Form 8-K were filed during the quarter ending November 29, 2002. The items reported, any financial statements filed, and the dates of any such reports are listed below.

(i)    NDCHealth Corporation’s Current Report on Form 8-K filed on November 1, 2002, reporting under Item 5 our intention to pursue a refinancing plan and under Item 7 Pro Forma information presenting the impact of the expected terms of the refinancing plan.

(ii)    NDCHealth Corporation’s Current Report on Form 8-K filed on November 19, 2002, reporting under Item 5 the pricing and increase in the size of the refinancing plan previously announced and under Item 7 Pro Forma information updated to present the impact of the actual terms of the refinancing plan.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NDCHealth Corporation
(Registrant)
By:	/s/ DAVID H. SHENK
David H. Shenk
Vice President & Corporate Controller
(Chief Accounting Officer)

Date: December 20, 2002

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

Date: December 20, 2002

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

Date: December 20, 2002

/s/ RANDOLPH L.M. HUTTO
Randolph L.M. Hutto Chief Financial Officer