Form 10-Q
period 2003-02-28
NDCHEALTH CORP
filed 2003-03-24
CIK 70033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2003

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 001-12392

NDCHealth Corporation

(Exact name of registrant as specified in charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	58-0977458 (I.R.S. Employer Identification No.)

NDC Plaza, Atlanta, Georgia (Address of principal executive offices)	30329-2010 (Zip Code)

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

Common Stock, Par Value $.125 – 34,837,463 shares
outstanding as of March 19, 2003

CONSOLIDATED STATEMENTS OF OPERATIONS
NDCHealth Corporation and Subsidiaries

(In thousands, except per share data)

	Three Months Ended

	February 28, 2003	March 1, 2002

Revenues	$109,007	$89,268

Operating expenses:
Cost of service	53,130	44,410
Sales, general and administrative	22,341	19,344
Depreciation and amortization	7,842	5,948
Restructuring, impairment and other charges	2,283	—

	85,596	69,702

Operating income	23,411	19,566

Other income (expense):
Interest and other income	343	445
Interest and other expense	(7,766)	(2,511)
Minority interest in losses	185	607
Loss related to investments	(14,955)	—
Early extinguishment of debt charges	(1,438)	—

	(23,631)	(1,459)

Income (loss) before income taxes and equity in losses of affiliated companies	(220)	18,107
Provision for income taxes	3,121	6,518

Income (loss) before equity in losses of affiliated companies	(3,341)	11,589
Equity in losses of affiliated companies	(359)	(344)

Net income (loss)	$(3,700)	$11,245

Basic earnings (loss) per share:	$(0.11)	$0.33

Diluted earnings (loss) per share:	$(0.11)	$0.31

See Notes to Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
NDCHealth Corporation and Subsidiaries

(In thousands, except per share data)

	Nine Months Ended

	February 28, 2003	March 1, 2002

Revenues	$314,375	$258,877

Operating expenses:
Cost of service	156,881	127,356
Sales, general and administrative	64,555	57,592
Depreciation and amortization	22,952	18,426
Restructuring, impairment and other charges	2,283	—

	246,671	203,374

Operating income	67,704	55,503

Other income (expense):
Interest and other income	1,088	1,140
Interest and other expense	(14,682)	(7,156)
Minority interest in losses	1,216	1,680
Loss related to investments	(14,955)	—
Early extinguishment of debt charges	(2,359)	—

	(29,692)	(4,336)

Income before income taxes and equity in losses of affiliated companies	38,012	51,167
Provision for income taxes	16,886	18,420

Income before equity in losses of affiliated companies	21,126	32,747
Equity in losses of affiliated companies	(984)	(1,750)

Net income	$20,142	$30,997

Basic earnings per share:	$0.58	$0.91

Diluted earnings per share:	$0.58	$0.87

See Notes to Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NDCHealth Corporation and Subsidiaries

(In thousands)

	Nine Months Ended

	February 28, 2,003	March 1, 2,002

Cash flows from operating activities:
Net income	$20,142	$30,997
Adjustments to reconcile net income to cash provided by operating activities:
Equity in losses of affiliated companies	984	1,750
Non-cash restructuring, impairment and other charges	2,283	—
Non-cash early extinguishment of debt charges	1,217	—
Loss related to investments	14,955	—
Depreciation and amortization	22,952	18,426
Deferred income taxes	12,072	2,303
Provision for bad debts	2,115	1,552
Other, net	5,333	(364)
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:
Accounts receivable, net	(5,307)	(2,018)
Prepaid expenses and other assets	(8,612)	(4,482)
Accounts payable and accrued liabilities	(1,304)	(6,275)
Accrued interest on long-term debt	6,490	1,816
Deferred income	(3,896)	4,695
Income taxes	857	667

Net cash provided by operating activities	70,281	49,067

Cash flows from investing activities:
Capital expenditures	(31,767)	(23,398)
Investing activities and other non-current assets	(13,831)	(15,897)

Net cash used in investing activities	(45,598)	(39,295)

Cash flows from financing activities:
Net (repayments) borrowings under lines of credit	(91,000)	50,000
Net principal payments under capital lease arrangements and other long-term debt	(1,888)	(2,135)
Net cash from refinancing activities	168,070	—
Net issuances related to stock activities	1,283	6,192
Dividends paid	(4,170)	(4,089)

Net cash provided by financing activities	72,295	49,968

Cash flows from discontinued operations:
Cash provided by tax benefits of discontinued operations	6,106	15,596
Cash used in discontinued operations	(4,393)	(6,649)

Net cash provided by discontinued operations	1,713	8,947

Increase in cash and cash equivalents	98,691	68,687
Cash and cash equivalents, beginning of period	13,447	12,420

Cash and cash equivalents, end of period	$112,138	$81,107

See Notes to Condensed Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
NDCHealth Corporation and Subsidiaries

(In thousands, except share data)

	February 28, 2003	May 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$112,138	$13,447

Accounts receivable	81,087	76,161
Allowance for doubtful accounts	(8,631)	(5,710)

Accounts receivable, net	72,456	70,451

Income tax receivable	4,369	2,229
Deferred income taxes	5,294	19,987
Prepaid expenses and other current assets	27,099	23,258

Total current assets	221,356	129,372

Property and equipment, net	116,690	101,566
Intangible assets, net	380,813	377,322
Deferred income taxes	13,607	21,403
Investments	8,100	13,497
Other	30,226	15,024

Total Assets	$770,792	$658,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$91,000
Short-term borrowings	—	11,906
Current portion of long-term debt	9,819	963
Obligations under capital leases	1,534	1,296
Accounts payable and accrued liabilities	79,660	76,047
Deferred income	20,739	21,089

Total current liabilities	111,752	202,301

Long-term debt	322,903	151,910
Obligations under capital leases	847	1,779
Deferred income	8,432	—
Other long-term liabilities	21,885	22,592

Total liabilities	465,819	378,582

Commitments and contingencies

Minority interest in equity of subsidiaries	22,463	21,856

Stockholders’ equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.125 per share; 200,000,000 shares authorized;34,828,992 and 34,643,922 shares issued, respectively.	4,354	4,330
Capital in excess of par value	213,996	212,026
Retained earnings	70,166	54,194
Deferred compensation and other	(5,874)	(6,743)
Other comprehensive income	(132)	(6,061)

Total stockholders’ equity	282,510	257,746

Total Liabilities and Stockholders’ Equity	$770,792	$658,184

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

In accordance with Securities and Exchange Commission guidance, those accounting policies that management believes are the most critical and require complex management judgment are discussed below. Further discussion of the application of these critical accounting policies can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended May 31, 2002.

Revenue – In accordance with criteria set forth in Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and Statement of Position No. 97-2, “Software Revenue Recognition” we recognize revenue when persuasive evidence of an agreement exists, delivery and performance has occurred, there is a fixed and determinable sales price, and collectibility is reasonably assured.

Within the Information Management segment, we have two primary sources of revenue: database information reporting and consulting services. Database information reporting typically involves the delivery of data providing pharmaceutical information. Revenue for our database information reporting products and services delivered over a period of time with multiple deliverables is recognized ratably over the term of the contract, typically using a straight-line model. Typically, the terms of these database information reporting contracts average 1 to 3 years. When we are able to support the fair value of the elements of the arrangement, revenue for these separable deliverable products and services is recognized based on the delivery of those elements. Revenue for single deliverable products and services is recognized when obligations to the customer have been fulfilled, which is typically upon delivery. Consulting services are typically structured as fixed price service contracts. Revenue for these services is recognized ratably over the contract term based on the percentage-of-completion model. If it is determined that we will incur a loss on a contract, the loss is recognized at the time of determination. Typically, these service contracts average 6 to 12 months.

Within the Network Services and Systems segment, the primary source of revenue is transaction fees charged for network services. This revenue is recognized at the time services are rendered. Additionally, we receive revenue from the sale of software licenses and subscription fees from related maintenance and support agreements. Revenue related to software utilized by the customer to process transactions through our network is recognized ratably over the estimated life of the network services relationship beginning on the date of customer acceptance of the software. Revenue related to software with stand alone functionality is recognized upon the date that the software is in operation at the customer site where vendor specific objective evidence (VSOE) has been established for the undelivered elements of the customer contract, which typically is maintenance and customer support. In these cases, the maintenance and customer support revenue is recognized over the term of the contract. Where VSOE cannot be established for undelivered elements within the contract, the revenue is recognized upon acceptance over the remaining term of the contract.

Intangible assets - Intangible assets represent goodwill, customer base, and proprietary technology acquired in connection with acquisitions. Customer base acquired is amortized over the estimated useful life ranging from 5 to 15 years. Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets.

We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of intangibles may warrant revision or may not be recoverable. When factors indicate that intangibles with finite lives should be evaluated for possible impairment, we compare the estimated fair value to the carrying value in accordance with SFAS 142, “Goodwill and Other Intangible Assets”. If such evaluation indicates a potential impairment, cash flows discounted using our cost of equity are used to measure fair value in determining the amount of these assets that should be written off. In management’s opinion, the goodwill and identifiable intangible assets were appropriately valued at February 28, 2003 and May 31, 2002.

Capitalized software – Capitalized software consists of development costs for software held for sale to our customers as well as software used internally to provide services to our customers. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 86, “Accounting for

the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” capitalization of costs begins when technological feasibility has been established, and ends when the product is available for general release to customers. Completed projects capitalized under SFAS No. 86 are amortized after reaching the point of general availability using the greater of the amount computed using the straight-line method or the ratio that current revenues bear to the total of current and anticipated revenues, based on the estimated useful life of the software, normally five years. The net realizable value of software capitalized under SFAS No. 86 is monitored to ensure that the investment will be recovered through the future sales of products.

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

Allowance for doubtful accounts- Allowance for doubtful accounts reflects management’s estimate of probable losses based principally on historical experience and specific review and analysis. All accounts or portions thereof deemed to be uncollectible or to require excessive collection costs are written off against the allowance.

Data costs – We purchase data from a variety of sources primarily for use in our information products and services. These costs are typically held in deferred cost at the time of purchase and expensed during one, or over several, months as products utilizing the data are delivered to customers. Occasionally product offerings are expanded by modifying current products for a new market. In these cases, additional or new types of data costs may be incurred in developing the database for these new products and the additional data costs are deferred. These data costs are then amortized over the average life of the contracts for the new products, generally one to three years.

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

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make other estimates and assumptions in addition to those discussed above. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

NOTE 2 - EARNINGS PER SHARE:

Basic earnings per share is computed by dividing reported net earnings available to common stockholders by weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing reported net earnings available to common stockholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, and convertible debt that, if converted, would have a dilutive effect on earnings per share. Our convertible debt was retired on December 26, 2002 and therefore can no longer be converted. All options with an exercise price less than the average market share price for the period have a dilutive effect on earnings per share.

The following table sets forth the computation of basic and diluted earnings (in thousands, except per share data):

	Three Months Ended

	February 28, 2003			March 1, 2002

	Loss	Shares	Per Share	Income	Shares	Per Share

Basic EPS:
Income (Loss)	($3,700)	34,623	($0.11)	$11,245	34,135	$0.33

Effect of Dilutive Securities:
Stock Options and Restricted Stock	—	—		—	1,446

	(3,700)	34,623		11,245	35,581
Convertible debt	—	—		1,242	4,140

Diluted EPS:
Income (Loss) plus assumed conversions	($3,700)	34,623	($0.11)	$12,487	39,721	$0.31

	Nine months Ended

	February 28, 2003			March 1, 2002

	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS:
Income	$20,142	34,561	$0.58	$30,997	34,045	$0.91

Effect of Dilutive Securities:
Stock Options and Restricted Stock	—	362		—	1,550

	20,142	34,923		30,997	35,595
Convertible debt	—	—		—	—

Diluted EPS:
Income plus assumed conversions	$20,142	34,923	$0.58	$30,997	35,595	$0.87

Outstanding options to purchase 4,207,000 shares of the Company’s common stock were not included in the computation of diluted earnings per share in the three months ended February 28, 2003 because the effect would be antidilutive due to the operating loss. Outstanding options to purchase 46,000 shares of the Company’s common stock were not included in the computation of diluted earnings per share in the three months ended March 1, 2002 because the options’ exercise prices were greater than the average market price of the Company’s common stock and therefore were antidilutive. Outstanding options to purchase 1,960,000 and 31,000 shares of the Company’s common stock were excluded because they were antidilutive for the nine months ended February 28, 2003 and March 1, 2002, respectively. For the three months ended February 28, 2003 and March 1, 2002, dividends declared per common share were $0.04. For the nine months ended February 28, 2003 and March 1, 2002, dividends declared per common share were $0.12.

NOTE 3 – INTANGIBLE ASSETS:

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard addresses the financial accounting and reporting for acquired goodwill and other intangible assets. As required by the standard, goodwill and certain other indefinite life intangible assets are no longer amortized. These assets are tested for impairment, at least annually, and impairment losses recognized as appropriate. Intangible assets, readily identifiable with determinable useful lives, are amortized using the straight-line method over their useful lives.

During the second quarter, we performed our annual impairment testing on our recorded goodwill and other indefinite life unamortized intangible assets by comparing the fair value of the assets with their carrying value. These tests did not indicate any impairment losses.

The table below presents goodwill and intangible assets by asset class.

(In thousands)	As of February 28, 2003			As of May 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total

Amortized intangible assets
Customer base	$56,869	($14,542)	$42,327	$55,892	($11,085)	$44,807
Proprietary technology	24,154	(11,230)	12,924	26,107	(9,816)	16,291
Other	900	(129)	771	900	(17)	883

Total	81,923	(25,901)	56,022	82,899	(20,918)	61,981

Unamortized intangible assets
Goodwill and other indefinite life unamortized intangibles	324,791	—	324,791	315,341	—	315,341

Total Intangible Assets	$406,714	$(25,901)	$380,813	$398,240	($20,918)	$377,322

The aggregate amortization expense for the quarter ended February 28, 2003 and estimated amortization expense for the next five fiscal years is as follows:

Aggregate Amortization Expense	(In thousands)

For the quarter ended February 28, 2003	$1,781
For the nine months ended February 28, 2003	5,227

Estimated Amortization Expense

For year Ending May 30, 2003	$7,008
For year Ending May 28, 2004	8,967
For year Ending May 27, 2005	7,395
For year Ending June 02, 2006	6,853
For year Ending June 01, 2007	6,739

The changes in the carrying amount of goodwill and other indefinite life unamortized intangibles for the nine months ended February 28, 2003 are as follows:

Goodwill and other indefinite life unamortized intangibles (In thousands)	Information Management	Network Services and Systems	Total

Balance as of May 31, 2002	$66,661	$248,680	$315,341
Purchase price adjustments	4,478	4,972	9,450

Balance as of February 28, 2003	$71,139	$253,652	$324,791

Purchase price adjustments resulted from the recording of deferred tax liabilities related to final valuation of intangible assets acquired as part of our acquisitions and foreign currency translation.

NOTE 4 – DEBT:

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

The $225 million senior secured credit facility consists of a $100 million five-year revolving credit facility and a $125 million six-year term loan. This secured credit facility replaced our $150 million unsecured revolving line of credit and became effective on November 26, 2002. The $100 million revolving credit facility is available for working capital and general corporate purposes and has a variable interest rate based on market rates. As of February 28, 2003, no borrowings were outstanding under the revolving credit facility. The $125 million term loan has a variable interest rate tied to LIBOR with a floor of six percent. The credit facility contains certain financial and non-financial covenants customary for financings of this nature, such as requiring us to maintain a certain leverage ratio of debt to EBITDA. EBITDA is defined in the credit agreement as income before equity in losses of affiliated companies, plus income taxes, interest expense, depreciation and amortization, and certain other non-cash losses on asset disposition, less minority interest in losses. As of February 28, 2003, we were in compliance with all restrictive covenants.

The $200 million senior subordinated notes are unsecured subordinated obligations of NDCHealth Corporation and its significant subsidiaries, will mature on December 1, 2012, and are classified as fixed rate borrowings. As of February 28, 2003, the fair market value of the notes is approximately $208 million. The notes bear interest at 10 1/2% per annum.

We received $118.5 million in proceeds from the $125 million term loan, net of $6.5 million in costs related to the entire $225 million credit facility. Issuance of the $200 million senior subordinated notes provided $192.8 million in proceeds, net of $7.2 million in debt issuance costs. The $13.7 million of costs associated with the refinancing are included in other assets and are being amortized over the life of the respective facility and notes.

We used $91 million of the net proceeds from borrowings under the credit facility and the notes to repay all indebtedness outstanding under our previous revolving credit facility. As a result of the retirement of this credit facility, we incurred $0.8 million in early extinguishment charges. During December 2002 we used $145.9 million of the net proceeds to redeem our outstanding 5% convertible subordinated notes due November 2003. The $145.9 million incurred for redemption consisted of $143.8 million in principal, $1.1 million in accrued interest and $1.0 million in early redemption premium. As a result of the redemption of the notes, we also incurred a charge of $0.4 million for the write-off of debt issuance costs.

As of February 28, 2003 and May 31, 2002, long-term debt consisted of the following:

(In thousands)	February 28, 2003	May 31, 2002

10 1/2% Senior subordinated notes – mature on December 1, 2012	$200,000	$—
Term loan – variable due in quarterly installments until November 2008	125,000	—
Convertible notes - mature on November 1, 2003	—	143,750
Note Payable – Silicon Valley Bank Prime – Various 36 month maturities at Bank Prime Rate Plus 1%	—	1,256
Third Party Note – Due February 1, 2003	—	11,906
Mortgage payable – due in monthly installments until May 15, 2005 with interest at 6.87%	2,752	2,886
TechRx Note Payable – Due 2004	28	45
Promissory notes issued in consideration for acquisitions:
Spring Anesthesia Group, Inc. – 7.6% due August 2003	4,831	4,831
Hadley Hutt Computing Ltd. – 6.97% due June 2003	111	105

	332,722	164,779
Less: Short-term borrowings	—	11,906
Less: Current maturities	9,819	963

Net long-term debt	$322,903	$151,910

NOTE 5 – SEGMENT INFORMATION:

Segment information for the three and nine months ended February 28, 2003 and March 1, 2002 is presented below. We operate our business as two reportable segments: Network Services and Systems, which we offer to healthcare providers and payers; and Information Management, which we offer primarily to pharmaceutical manufacturers. Network Services and Systems provides electronic connectivity to the NDCHealth intelligent network and system solutions throughout the healthcare industry. Information Management provides management information, research, and consulting services to pharmaceutical manufacturers, pharmacy chains and hospitals. Other includes results from divested businesses, losses related to investments, and charges related to the early extinguishment of debt. There has been no significant change in the composition of the reportable segments from the presentation of fiscal 2002 segment information included in our Annual Report on Form 10-K for the year ended May 31, 2002.

Quarter Ended February 28, 2003 (In thousands)	Information Management	Network Services and Systems	Other	Totals

Revenues	$41,020	$67,987	$—	$109,007

Income (loss) before income taxes and equity in losses of affiliated companies	6,749	9,424	(16,393)	(220)

Depreciation and amortization	2,529	5,313	—	7,842

Segment assets	147,655	623,137	—	770,792

Quarter Ended March 1, 2002 (In thousands)	Information Management	Network Services and Systems	Other	Totals

Revenues	$38,943	$50,218	$107	$89,268

Income (loss) before income taxes and equity in losses of affiliated companies	6,903	11,391	(187)	18,107

Depreciation and amortization	2,619	3,329	—	5,948

Segment assets	142,483	425,590	—	568,073

The following presents information about revenues from different geographic regions for the three months ended February 28, 2003 and March 1, 2002:

(In thousands)	2003	2002

Revenues:
United States	$104,038	$85,047
All other	4,969	4,221

Total revenues	$109,007	$89,268

Nine months Ended February 28, 2003 (In thousands)	Information Management	Network Services and Systems	Other	Totals

Revenues	$114,694	$199,681	$—	$314,375

Income (loss) before income taxes and equity in losses of affiliated companies	18,354	36,972	(17,314)	38,012

Depreciation and amortization	14,922	8,030	—	22,952

Segment assets	147,655	623,137	—	770,792

Nine months Ended March 1, 2002 (In thousands)	Information Management	Network Services and Systems	Other	Totals

Revenues	$110,226	$144,291	$4,360	$258,877

Income (loss) before income taxes and equity in losses of affiliated companies	17,562	34,175	(570)	51,167

Depreciation and amortization	8,471	9,955	—	18,426

Segment assets	142,483	425,590	—	568,073

The following presents information about revenues from different geographic regions for the nine months ended February 28, 2003 and March 1, 2002:

(In thousands)	2003	2002

Revenues:
United States	$300,166	$245,996
All other	14,209	12,881

Total revenues	$314,375	$258,877

NOTE 6 – COMMITMENTS AND CONTINGENCIES:

In May 2002, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with TechRx under which we agreed to acquire TechRx in a two-step transaction. Under the first step, we acquired a controlling interest through the purchase of additional common stock and the conversion of non-voting convertible preferred stock for an additional investment in TechRx common stock of approximately $51.0 million. Under the second step, which is expected to close on or about May 30, 2003, if certain conditions are met, we will acquire the remaining shares in TechRx from minority shareholders for cash, NDCHealth shares or a combination of cash and NDCHealth shares. The amount of the payment to TechRx shareholders will be determined based upon the satisfaction of certain financial and operational milestones by TechRx as set forth in the Merger Agreement. We currently expect the net purchase price for the balance of the TechRx equity outstanding to be in the range of approximately $100 million to $130 million.

We have been involved in litigation related to our divested Physician and Hospital Support Services and Hospital Management Services (PHSS) units. A Final Judgment Order was entered on August 29, 2002 in one action, in the Circuit Court of Cook County, Chancery Division, in our favor on all counts, providing that no post closing adjustment or payment shall be made by either party and each party waived any right to appeal. In related arbitration before the American Arbitration Association, parties have executed a Consent Order, providing that no payment to any opposing party is to be made by us. In a third related matter, pending in the Superior Court of Dekalb County, Georgia, the parties have reached a tentative agreement to dismiss the matters without prejudice.

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

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental cash flow disclosures are as follows:

	Nine months ended

(in thousands)	February 28, 2003	March 1, 2002

Net income taxes paid	$696	$696
Interest paid	6,836	7,180
Capital leases entered into in exchange for property and equipment	—	2,151
Non-cash investment in MedUnite, Inc.	—	37,458

NOTE 8 – COMPREHENSIVE INCOME:

The components of comprehensive income are as follows:

	Three months ended

(in thousands)	February 28, 2003	March 1, 2002

Net income	($3,700)	$11,245
Foreign currency translation adjustment	3,560	(1,137)
Unrealized holding gain, net of tax	56	—

Total comprehensive income	($84)	$10,108

	Nine months ended

(in thousands)	February 28, 2003	March 1, 2002

Net income	$20,142	$30,997
Foreign currency translation adjustment	5,955	(1,113)
Unrealized holding loss, net of tax	(26)	—

Total comprehensive income	$26,071	$29,884

NOTE 9 – CONSOLIDATING FINANCIAL DATA OF SUBSIDIARY GUARANTORS:

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

Statement of Operations for the Three Months Ended February 28, 2003 (in thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated

Revenues	$45,904	$61,288	$6,497	$(4,682)	$109,007

Cost of service	15,704	34,647	5,338	(2,559)	53,130
Other operating expenses	11,257	20,590	1,765	(1,146)	32,466

Operating income (loss)	18,943	6,051	(606)	(977)	23,411

Other income (expense)	(29,724)	27,695	133	(21,735)	(23,631)

Income (loss) before income taxes and equity in losses of affiliated companies	(10,781)	33,746	(473)	(22,712)	(220)

Provision for income taxes	(679)	4,255	(455)	—	3,121

Income (loss) before equity in losses of affiliated companies	(10,102)	29,491	(18)	(22,712)	(3,341)
Equity in losses of affiliated companies	(359)	—	—	—	(359)

Net income (loss)	$(10,461)	$29,491	$(18)	$(22,712)	$(3,700)

Statement of Operations for the Three Months Ended March 1, 2002 (in thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidated

Revenues	$40,211	$44,416	$4,641	$89,268

Cost of service	14,166	26,600	3,644	44,410
Other operating expenses	9,139	13,921	2,232	25,292

Operating income (loss)	16,906	3,895	(1,235)	19,566

Other income (expense)	(1,882)	(25)	448	(1,459)

Income (loss) before income taxes and equity in losses of affiliated companies	15,024	3,870	(787)	18,107
Provision for income taxes	5,409	1,443	(334)	6,518

Income (loss) before equity in losses of affiliated companies	9,615	2,427	(453)	11,589
Equity in losses of affiliated companies	(4)	—	(340)	(344)

Net income (loss)	$9,611	$2,427	$(793)	$11,245

Statement of Operations for the Nine months Ended February 28, 2003 (in thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated

Revenues	$133,910	$172,900	$20,211	$(12,646)	$314,375

Cost of service	45,911	100,272	16,175	(5,477)	156,881
Other operating expenses	27,540	59,875	7,096	(4,721)	89,790

Operating income (loss)	60,459	12,753	(3,060)	(2,448)	67,704

Other income (expense)	(35,433)	36,604	1,071	(31,934)	(29,692)

Income (loss) before income taxes and equity in losses of affiliated companies	25,026	49,357	(1,989)	(34,382)	38,012
Provision for income taxes	12,211	7,089	(2,212)	(202)	16,886

Income (loss) before equity in losses of affiliated companies	12,815	42,268	223	(34,180)	21,126
Equity in losses of affiliated companies	(984)	—	—	—	(984)

Net income (loss)	$11,831	$42,268	$223	$(34,180)	$20,142

Statement of Operations for the Nine months Ended March 1, 2002 (in thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidated

Revenues	$117,516	$125,896	$15,465	$258,877

Cost of service	41,984	73,389	11,983	127,356
Other operating expenses	26,601	42,184	7,233	76,018

Operating income (loss)	48,931	10,323	(3,751)	55,503

Other income (expense)	(5,627)	(58)	1,349	(4,336)

Income (loss) before income taxes and equity in losses of affiliated companies	43,304	10,265	(2,402)	51,167
Provision for income taxes	15,589	3,863	(1,032)	18,420

Income (loss) before equity in losses of affiliated companies	27,715	6,402	(1,370)	32,747
Equity in losses of affiliated companies	(1,410)	-	(340)	(1,750)

Net income (loss)	$26,305	$6,402	$(1,710)	$30,997

Statement of Cash Flows for the Nine months Ended February 28, 2003 (in thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$11,831	$42,268	$223	$(34,180)	$20,142

Adjustments to reconcile net income (loss) to cash provided by operating activities:	24,454	19,531	20,835	(2,909)	61,911
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:	15,628	(14,411)	(20,448)	7,459	(11,772)

Net cash provided by (used in) operating activities	51,913	47,388	610	(29,630)	70,281

Cash flows from investing activities:	(24,359)	(20,796)	(443)	—	(45,598)

Cash flows from financing activities:	74,181	(31,036)	(480)	29,630	72,295

Cash flows from discontinued operations:	—	—	1,713	—	1,713

Increase (decrease) in cash and cash equivalents	101,735	(4,444)	1,400	—	98,691
Cash and cash equivalents, beginning of period	4,400	7,387	1,660	—	13,447

Cash and cash equivalents, end of period	$106,135	$2,943	$3,060	$—	$112,138

Statement of Cash Flows for the Nine months Ended March 1, 2002 (in thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidated

Cash flows from operating activities:
Net income (loss)	$ 26,305	$ 6,402	$ (1,710)	$ 30,997

Adjustments to reconcile net income (loss) to cash provided by operating activities:	(12,735)	13,437	22,965	23,667
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:	25,005	(7,025)	(23,577)	(5,597)

Net cash provided by (used in) operating activities	38,575	12,814	(2,322)	49,067

Cash flows from investing activities:	(28,934)	(9,611)	(750)	(39,295)

Cash flows from financing activities:	52,053	(1,483)	(602)	49,968

Cash flows from discontinued operations:	—	—	8,947	8,947

Increase (decrease) in cash and cash equivalents	61,694	1,720	5,273	68,687
Cash and cash equivalents, beginning of period	10,695	72	1,653	12,420

Cash and cash equivalents, end of period	$ 72,389	$ 1,792	$ 6,926	$ 81,107

Balance Sheet as of February 28, 2003 (in thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$106,135	$2,943	$3,060	$—	$112,138
Accounts receivable	37,459	33,800	3,212	(2,015)	72,456
Income taxes	8,170	(97)	1,590	—	9,663
Prepaid expenses and other current assets	35,361	10,459	5,721	(24,442)	27,099

Total current assets	187,125	47,105	13,583	(26,457)	221,356

Property and equipment, net	52,975	60,489	3,123	103	116,690
Intangible assets, net	152,316	120,316	50,145	58,036	380,813
Investments	345,963	264	32,933	(371,060)	8,100
Intercompany receivables	119,755	3,766	(47,668)	(75,853)	—
Other	60,562	—	2,196	(18,925)	43,833

Total Assets	$918,696	$231,940	$54,312	$(434,156)	$770,792

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—	$—	$—
Short-term borrowings	—	—	—	—	—

Current portion of long-term debt	10,521	1,157	3,454	(3,779)	11,353
Accounts payable and accrued liabilities	47,651	30,751	9,643	(8,385)	79,660
Deferred income	2,488	16,706	1,545	—	20,739

Total current liabilities	60,660	48,614	14,642	(12,164)	111,752

Long-term liabilities	368,446	89,888	5,470	(109,737)	354,067

Total liabilities	429,106	138,502	20,112	(121,901)	465,819

Minority interest in equity of subsidiaries	—	201	9,149	13,113	22,463

Stockholders’ equity	489,590	93,237	25,051	(325,368)	282,510

Total Liabilities and Stockholders’ Equity	$918,696	$231,940	$54,312	$(434,156)	$770,792

Balance Sheet as of May 31, 2002 (in thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$4,400	$7,387	$1,660	$—	$13,447
Accounts receivable	30,224	36,906	5,180	(1,859)	70,451
Income taxes	13,828	272	6,812	1,304	22,216
Prepaid expenses and other current assets	20,516	11,464	2,857	(11,579)	23,258

Total current assets	68,968	56,029	16,509	(12,134)	129,372

Property and equipment, net	47,806	50,600	3,057	103	101,566
Intangible assets, net	154,099	124,871	44,608	53,744	377,322
Investments	358,826	—	37,559	(382,888)	13,497
Inter-company	148,050	—	(28,063)	(119,987)	—
Other	33,487	3,500	18,904	(19,464)	36,427

Total Assets	$811,236	$235,000	$92,574	$(480,626)	$658,184

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$91,000	$—	$—	$—	$91,000
Short-term borrowings	—	11,906	—	—	11,906
Current portion of long-term debt	997	1,630	—	(368)	2,259
Accounts payable and accrued liabilities	40,318	30,211	13,624	(8,106)	76,047
Deferred income	5,453	14,800	836	—	21,089

Total current liabilities	137,768	58,547	14,460	(8,474)	202,301

Long-term liabilities	194,476	119,681	10,073	(147,949)	176,281

Total liabilities	332,244	178,228	24,533	(156,423)	378,582

Minority interest in equity of subsidiaries	—	—	10,630	11,226	21,856

Stockholders’ equity	478,992	56,772	57,411	(335,429)	257,746

Total Liabilities and Stockholders’ Equity	$811,236	$235,000	$92,574	$(480,626)	$658,184

NOTE 10 – INVESTMENTS:

During July 2001, in exchange for the contribution of the assets of our physician network services business, we received an interest and became an investor in MedUnite, Inc. along with the following leading U.S. health insurance companies: Aetna, Anthem, CIGNA, Health Net, Oxford, PacifiCare, and Wellpoint Health Networks. MedUnite offered a nationwide EDI-based transaction system to connect providers and payers. We exclusively marketed MedUnite’s physician network services to customers who use our physician practice management systems. As a provider of physician practice management software, our objective in our alliance with MedUnite was to provide additional application capabilities for our physician customers.

On August 19, 2002, the financial advisors to MedUnite’s Board of Directors shared with us that they had evaluated several preliminary proposals related to a recapitalization plan and selected parties with which they intended to proceed with further evaluation, discussions, and negotiation of a potential recapitalization transaction. In addition, we understood that other parties indicated their interest in potentially submitting a proposal to MedUnite. At that time, the net carrying value of our investment was approximately $52.6 million consisting of $44.7 million in equity, $5.4 million in convertible debt, and $2.5 million in promissory notes and accrued interest. Based upon the information received from MedUnite’s financial advisors, as well as an updated evaluation of MedUnite’s results and of capital market conditions, we determined that the fair value of our investment in MedUnite had declined and that such decline was not temporary. Therefore, in accordance with the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” we reduced the carrying value of our equity investment by way of a $41.0 million non-cash charge reflected in our financial statements for the year ended May 31, 2002. After the adjustment, our investment in MedUnite had a carrying value of approximately $12.2 million at May 31, 2002.

As we began the 2003 fiscal year, we continued to believe that our investment in MedUnite was recoverable. At the completion of the second quarter of fiscal year 2003, we believed our investment in MedUnite was appropriately valued at approximately $12.2 million, consisting of $4.2 million in equity, $5.4 million in convertible debt, and $2.6 million in promissory notes and accrued interest.

On December 31, 2002 ProxyMed, Inc. purchased MedUnite and in exchange for our equity investment in MedUnite of $4.2 million, we received two convertible debt issues totaling $2.4 million from ProxyMed. Our remaining investment in MedUnite consisting of $5.4 million in convertible debt and $2.6 million in promissory notes and accrued interest; and trade receivables from MedUnite of $1.2 million not included in the carrying value of our investment, were restructured into a $2.2 million 3 year note from ProxyMed. In order to determine the appropriate carrying value of the consideration received from ProxyMed in exchange for our interest in MedUnite, several factors were considered. Our valuation considered the interest rates of the debt and note, our current borrowing rate, and the financial condition of ProxyMed and their ability to satisfy the terms of the debt and notes. Accordingly, during the third quarter we recorded a charge of $12.5 million to record the loss on the value of our investment and to reserve trade receivables. $11.6 million related to our investment basis is included in Loss related to investments and $0.9 million of the charge related to trade receivables is included in Restructuring, impairment and other charges.

In conjunction with the sale of our interest in MedUnite to ProxyMed, we also evaluated other aspects of our MedUnite relationship. As part of this evaluation we identified an additional $1.4 million of trade receivables that we believe became uncollectible as a result of the change in relationship with MedUnite. Accordingly, a charge of $1.4 million is included in Restructuring, impairment and other charges in the third quarter to reserve for these receivables. Because of on-going, and the potential for future, claims related to our investment in MedUnite and the impairment of other related assets, an additional charge of $3.3 million was recorded during the third quarter. This charge is included in Loss related to investments.

NOTE 11 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

We adopted the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in the first quarter of fiscal 2003. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. The adoption of SFAS 144 has not had a material impact on our results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” which clarifies the criteria under which extinguishments of debt can be considered as extraordinary and rescinds the related Statement Nos. 4, 44, and 64 and also makes technical corrections to other Statements of Financial Standards. We have adopted this statement and accordingly have recorded charges related to the extinguishment of debt as ordinary expense.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies Emerging Issues Task Force (“EITF”) 94-3. We believe that the adoption of this statement will not have a material effect on our future results of operations. However, the statement will likely change the timing of recognition of any future restructuring activity.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.” SFAS 148 provides transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” We currently account for stock-based compensation in accordance with APB No. 25, “Accounting for Stock Issued to Employees” and the disclosure requirements of SFAS 123.

In January 2003, the Emerging Issues Task Force published EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe that the adoption of this issue will not have a material effect on our future results of operations.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Key Events

In order to position the Company for future growth, we made great strides developing a pipeline of new products, many of which have recently been released or are planned for release during the next several quarters. New products include Rx Safety Advisor, Pharmacy Aide, and new TechRx platforms for pharmacies, Medisoft Version 8 and electronic script services for physicians, ePREMIS for hospitals, messaging and payor analytical solutions for pharmaceutical manufacturers, and Global Trends and new retail products for international customers. We expect expenses related to the introduction of these new products to increase faster than revenue in the near term. We expect this increase in expense to revenue ratio to reverse as customer implementation of these products accelerates.

In our Network Services and Systems business segment, a product delay during the third quarter in our physician business unit and HIPAA related system freezes among selected customers caused revenues to be lower than our expectation. In the physician business unit, due to a delay in the introduction of Medisoft Version 8 in the quarter, our production operation was unable to fulfill all of the record level of orders we had received. Further, physician transaction revenue from MedUnite did not grow as planned. In other network markets, we noted that some customers had implemented policies to freeze their information system development to prepare for HIPAA privacy regulations that become effective in April, 2003. Our Information Management segment continues to be impacted by the lack of discretionary spending among the pharmaceutical manufacturers, and domestic product revenue growth was offset by lower revenue in our lower margin consulting services. As a result of these factors, the acceleration of revenue growth for the third quarter of fiscal 2003 did not materialize at expected levels.

Operating Performance

A comparison of the third quarter ending February 28, 2003 to the third quarter ending March 1, 2002 financial results shows the following:

•         Including recently acquired businesses, revenue grew 22.1% to $109.0 million from $89.3 million. Excluding acquired and divested businesses, revenue grew 11.0% to $99.0 million from $89.2 million.

•         Operating income grew 19.4% to $23.4 million from $19.6 million.

•         Operating income margin decreased slightly to 21.5% from 21.9%.

•         Net income decreased to ($3.7) million from $11.2 million.

•         Diluted EPS decreased to ($0.11) from $0.31.

A comparison of the first nine months ending February 28, 2003 to the first nine months ending March 1, 2002 financial results shows the following:

•         Including recently acquired businesses, revenue grew 21.4% to $314.4 million from $258.9 million. Excluding acquired and divested businesses, revenue grew 11.7% to $284.4 million from $254.5 million.

•         Operating income grew 22.0% to $67.7 million from $55.5 million.

•         Operating income margin increased slightly to 21.5% from 21.4%.

•         Net income decreased to $20.1 million from $31.0 million.

•         Diluted EPS decreased to $0.58 from $0.87.

Application of Critical Accounting Policies

Critical accounting policies are those policies that can have a significant impact on the presentation of our financial position and results of operations and demand the most significant use of subjective estimates and management judgment. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Specific risks inherent in our application of these critical policies are described below. For all of these policies, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. These policies often require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Additional information concerning our accounting policies can be found in “Note 1 - Summary of Significant Accounting Policies.”

Revenue

Although we have several sources of revenue, in all cases, we recognize revenue when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, delivery and performance has occurred, and collectibility is probable. The most variable of these factors between our various businesses is determining when delivery and performance has occurred.

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

In our systems businesses, we also receive revenue from software licenses and related maintenance and support agreements. In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” These SOP’s provide guidance on applying accounting principles generally accepted in the United States for software revenue recognition transactions. Based on these authoritative statements, we recognize revenue as follows.

Revenues from the sale of software licenses and implementation services are recognized upon the date that the software is in operation at the customer site where vendor specific objective evidence (VSOE) has been established for the undelivered elements of the customer contract, which typically is maintenance. In these cases, the maintenance revenue is recognized over the term of the maintenance contract. Where VSOE cannot be established for undelivered elements within the contract, the revenue related to license fees and implementation services are deferred and recognized upon acceptance over the remaining term of the contract, typically two or three years.

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

Intangible assets

Intangible assets are created when the purchase price of an acquired business exceeds the value of its physical assets. For any significant business we acquire, we obtain a valuation from an independent specialist who assists in the identification of any specific intangibles and provides assistance in our determination of an estimated value and life for each. Goodwill exists where our purchase price exceeds the value of tangible assets plus these specifically identified intangible assets.

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

SFAS 142, “Goodwill and Other Intangible Assets,” requires that goodwill no longer be amortized but be reviewed for impairment on a regular basis. We completed impairment tests during the second quarter of 2003 by comparing the present value of the estimated future cash flows of each of our reporting units to the book value of that unit’s assets. Our reporting units are defined as our Pharmacy, Hospital, and Physician businesses in our Network Services and Systems segment plus our total Information Management segment. For each of our reporting units, we found that the estimated fair value exceeded the net book value of the unit and therefore no impairment was necessary.

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

Capitalized software

Internally developed software held as property on our balance sheet consists of two types: software that we develop for sale to our customers and software that we develop for internal use in providing services to our customers. The costs associated with developing software are capitalized differently depending on whether the software is for sale or for internal use. In each instance, in accordance with SFAS 86 or SOP 98-1 costs are capitalized only when the project has reached the point of technological feasibility or the application development stage. Costs incurred prior to this point are charged to earnings as expense.

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

Allowance for doubtful accounts

In the ordinary course of business, we extend credit to our customers for products and services they purchase from us. Monies due us are shown on our balance sheet as Accounts receivable. While we collect the vast majority of these receivables, we historically have been unable to collect a fraction of the accounts, or portions thereof. Allowance for doubtful accounts reflects our best estimate of the amounts that will be uncollectible and is determined by reviewing the aging of our accounts receivable. As we review our accounts as part of our collections process, accounts or portions thereof deemed to be uncollectible or to require excessive collection costs are written off to the allowance. Because our allowance is based on estimated uncollectibility, amounts that are actually uncollectible could be higher or lower. If the amounts are lower than expected, a credit to earnings could result whereas if the amounts are higher, an additional charge to earnings could be required. Our provision for bad debt expense over the past two years has been less than 0.7% of total revenue.

Data costs

We purchase data from a variety of sources primarily for use in our information products. This data is used in a variety of products and services as described above under “Revenue.” These data costs are typically held in deferred cost at the time of purchase with the majority expensed during one, or over several, months depending on the timing of payments for the data and as products utilizing the data are delivered to customers. Occasionally, we expand our product offerings by modifying our current products for a new market. In these cases, additional or new types of data costs may be incurred in developing the history database for these new products and we defer the additional data costs. These data costs are then amortized over the average life of the contracts for the new products, generally one to three years.

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

As reflected in the financial statements filed with this report, we have taken pre-tax non-cash charges of approximately $17.2 million related to our investments including MedUnite. The charges are reflected in Loss related to investments totaling approximately $14.9 million and Restructuring, impairment and other charges totaling approximately $2.3 million. Loss related to investments includes a write down of the net carrying value of our investment of approximately $11.6 million and provisions for other liabilities totaling approximately $3.3 million. Restructuring, impairment and other charges were incurred to reserve for receivables related to our investment.

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

(In millions, except per share data)

	Third Quarter Ended

	February 28, 2003	March 1, 2002	Change

Revenue:
Information Management	$41.0	$39.0	$2.0	5.1%
Network Services and Systems	68.0	50.2	17.8	35.5%

Subtotal Revenue	109.0	89.2	19.8	22.2%
Other	—	0.1	(0.1)	(100.0%)

Total Revenue	$109.0	$89.3	$19.7	22.1%

Operating Income (Loss):
Information Management	$9.2	$7.2	$2.0	27.8%
Network Services and Systems	14.2	12.6	1.6	12.7%

Subtotal Operating Income	23.4	19.8	3.6	18.2%
Other	—	(0.2)	0.2	100.0%

Total Operating Income	$23.4	$19.6	$3.8	19.4%

Net Income (Loss)	$(3.7)	$11.2	$(14.9)	(133.0%)

Diluted Earnings (Loss) Per Share	$(0.11)	$0.31	$(0.42)	(135.5%)

(In millions, except per share data)

	Nine Months Ended

	February 28, 2003	March 1, 2002	Change

Revenue:
Information Management	$114.7	$110.2	$4.5	4.1%
Network Services and Systems	199.7	144.3	55.4	38.4%

Subtotal Revenue	314.4	254.5	59.9	23.5%
Other	—	4.4	(4.4)	(100.0%)

Total Revenue	$314.4	$258.9	$55.5	21.4%

Operating Income (Loss):	$21.9	$18.3	$3.6	19.7%
Information Management	$21.9	$18.3	$3.6	19.7%
Network Services and Systems	45.8	37.8	8.0	21.2%

Subtotal Operating Income	67.7	56.1	11.6	20.7%
Other	—	(0.6)	0.6	100.0%

Total Operating Income	$67.7	$55.5	$12.2	22.0%

Net Income	$20.1	$31.0	$(10.9)	(35.2%)

Diluted Earnings Per Share	$0.58	$0.87	$(0.29)	(33.3%)

Revenue

Total revenue increased $19.7 million, or 22.1%, to $109.0 million in the third quarter of 2003 from $89.3 million in the third quarter of 2002. On a segment basis, Information Management revenue grew $2.0 million, or 5.1%, to $41.0 million in the third quarter of 2003 from $39.0 million in the third quarter of 2002. Revenue from our core information products and international products grew, but was offset by a decline in research and consulting services revenue which was impacted by the lack of discretionary spending by pharmaceutical manufacturers. Network Services and Systems revenue grew $17.8 million, or 35.5%, to $68.0 million in the third quarter of 2003 from $50.2 million in the third quarter of 2002. The increase was due to increased revenue from our TechRx pharmacy systems business acquired at the end of 2002 and increased transaction volumes and growth in customer base in our existing pharmacy and physician businesses. Revenue from TechRx and ScriptLINE, both acquired at the end of fiscal year 2002, was approximately $10.0 million in the third quarter of 2003. Revenue from divested businesses (Other) accounted for $0.1 million in the third quarter of 2002. Excluding the acquired and divested businesses, revenue grew 11.0% to $99.0 million in the third quarter of 2003 from $89.2 million in the third quarter of 2002.

Total revenue for the first nine months of 2003 increased $55.5 million, or 21.4% to $314.4 million from $258.9 million in the first nine months of 2002. On a segment basis, Information Management revenue grew $4.5 million, or 4.1%, to $114.7 million in the first nine months of 2003 from $110.2 million in the first nine months of 2002. Network Services and Systems revenue grew $55.4 million, or 38.4%, to $199.7 million in the first nine months of 2003 from $144.3 million in the first nine months of 2002 of which TechRx and ScriptLINE, both acquired at the end of fiscal year 2002, contributed approximately $30.0 million. Revenue from divested businesses (Other) accounted for $4.4 million in the first nine months of 2002. Excluding the acquired and divested businesses, revenue grew 11.7% to $284.4 million in the first nine months of 2003 from $254.5 million in the first nine months of 2002.

Operating Income

Operating income grew $3.8 million, or 19.4%, to $23.4 million in the third quarter of 2003 from $19.6 million in the third quarter of 2002. The increase was due primarily to increased revenue and cost savings efforts.

Information Management operating income increased $2.0 million, or 27.8%, to $9.2 million in the third quarter of 2003 from $7.2 million in the third quarter of 2002. The increase was primarily due to increased revenue, which allows us to leverage our infrastructure, and cost savings discussed below. Network Services and Systems operating income increased $1.6 million, or 12.7%, to $14.2 million in the third quarter of 2003 from $12.6 million in the third quarter of 2002. Included in Operating income for Network Services and Systems are ($2.3) in charges in the third quarter of 2003 related to our investment in MedUnite. Operating income from divested businesses (Other) accounted for ($0.2) million in the third quarter of 2002.

Operating income for the first nine months of 2003 increased $12.2 million, or 22.0%, to $67.7 million from $55.5 million in the first nine months of 2002. Information Management operating income increased $3.6 million, or 19.7%, to $21.9 million in the first nine months of

2003 from $18.3 million in the first nine months of 2002. Network Services and Systems operating income increased $8.0 million, or 21.2%, to $45.8 million in the first nine months of 2003 from $37.8 million in the first nine months of 2002. Included in Operating income for Network Services and Systems are ($2.3) in charges in the first nine months of 2003 related to the sale of our investment in MedUnite. Operating income from divested businesses (Other) accounted for ($0.6) million in the first nine months of 2002.

More information concerning segments can be found in Note 5 of the Notes to Unaudited Consolidated Financial Statements.

Cost of Service

Cost of service (COS) includes compensation, computer operations, data costs, consulting services, telecommunications, customer support, and application maintenance expenses. As a percentage of revenue, COS expense was 48.7% and 49.7% in the third quarters of 2003 and 2002, respectively, and 49.9% and 49.2% in the first nine months of 2003 and 2002, respectively. This increase in expense margin in the first nine months of 2003 is due primarily to higher expense margins of TechRx partially offset by lower compensation costs. Absolute COS expense increased $8.7 million, or 19.6%, from the third quarter of 2002 and increased $29.5 million, or 23.2% from the first nine months of 2002. We expect that COS expense, as a percentage of revenue, will increase in the remainder of 2003 as expenses related to bringing new products to market are incurred.

Sales, General and Administrative

Sales, general and administrative (SG&A) expense consists primarily of salaries, wages and expenses relating to sales, marketing, administrative and management employees, employee training costs, and occupancy of leased space directly related to these functions. As a percentage of revenue, SG&A expense was 20.5% and 21.7% in the third quarters of 2003 and 2002, respectively, and 20.5% and 22.2% in the first nine months of 2003 and 2002, respectively. The decline in expense margin during the third quarter of 2003 and during the first nine months of 2003 is due to centralization efforts and cost containments. Absolute SG&A expense increased $3.0 million, or 15.5%, from the third quarter of 2002 and increased $7.0 million, or 12.1% from the first nine months of 2002. We expect that SG&A expense, as a percentage of revenue, will increase as we continue to invest in our sales and marketing programs for the roll out of new products.

Income Taxes

Our annual effective income tax rate is currently 36%. Certain capital losses related to the loss on investments during the third quarter may not be deductible for tax purposes, and therefore have not been provided in the provision for income taxes, resulting in a tax expense although we have recorded a loss for the quarter.

Operating Expenses

Our most significant operating expenses are compensation, data costs, depreciation and amortization, and communications expense. Together these expenses represented 63% and 67% of our operating expenses in the third quarters of 2003 and 2002, respectively, and 64% and 69% in the first nine months of 2003 and 2002, respectively.

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

	Third Quarter Ended

(In millions)	February 28, 2003	March 1, 2002

Compensation expense	$27.5	$24.0
Revenue	$109.0	$89.3
Percent of Revenue	25.2%	26.9%

	Nine Months Ended

(In millions)	February 28, 2003	March 1, 2002

Compensation expense	$83.5	$76.7
Revenue	$314.4	$258.9
Percent of Revenue	26.6%	29.6%

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

	Third Quarter Ended

(In millions)	February 28, 2003	March 1, 2002

Data cost	$14.6	$13.3
Revenue	$109.0	$89.3
Percent of Revenue	13.4%	14.9%

	Nine Months Ended

(In millions)	February 28, 2003	March 1, 2002

Data cost	$38.9	$33.7
Revenue	$314.4	$258.9
Percent of Revenue	12.4%	13.0%

Depreciation and Amortization

Depreciation and amortization expense increased from the third quarter of 2002 to the third quarter of 2003 in terms of dollars and as a percent of revenue, and increased from the first nine months of 2002 to the first nine months of 2003 in terms of dollars and as a percent of revenue primarily as a result of the TechRx and ScriptLINE acquisitions. We expect Depreciation and amortization expense to increase year over year for the remainder of 2003 as a result of the TechRx and ScriptLINE acquisitions and in the future as newly developed products are placed in service.

	Third Quarter Ended

(In millions)	February 28, 2003	March 1, 2002

Depreciation and amortization	$7.8	$5.9
Revenue	$109.0	$89.3
Percent of Revenue	7.2%	6.6%

	Nine Months Ended

(In millions)	February 28, 2003	March 1, 2002

Depreciation and amortization	$23.0	$18.4
Revenue	$314.4	$258.9
Percent of Revenue	7.3%	7.1%

Communication Costs

Communication costs increased from the third quarter of 2002 to the third quarter of 2003 in total dollars and decreased as a percent of revenue. Communication costs increased from the first nine months of 2002 to the first nine months of 2003 in total dollars and decreased as a percent of revenue. This increase in total communication costs is due to the inclusion of TechRx operating expenses in the financial results beginning in 2003. We continue to look at new technologies that will allow us to provide superior service to our customers at reduced cost. However, because competition in the telecommunications industry has resulted in historically low communications costs, we do not expect future reductions in communications costs to be as significant as they were during the past year. Communication costs are included primarily in Cost of service expense.

Third Quarter Ended

(In millions)	February 28, 2003	March 1, 2002

Communication cost	$ 3.9	$ 3.6
Revenue	$ 109.0	$ 89.3
Percent of Revenue	3.6%	4.0%

	Nine Months Ended

(In millions)	February 28, 2003	March 1, 2002

Communication cost	$12.7	$11.7
Revenue	$314.4	$258.9
Percent of Revenue	4.0%	4.5%

Software Costs

Software costs consist of expenses related to the development of new products and maintenance and enhancement of existing products. We capitalize the cost of developing software held for sale to our customers as well as software used internally to provide services to our customers.

Our current focus is developing new products such as Rx Safety Advisor, Pharmacy Aide, ePREMIS, Global Trends, and a next generation pharmacy systems platform being developed by TechRx. While higher than 2002, excluding TechRx, during 2003 capitalized software development costs, as a percentage of revenue, is on a declining trend as these new products are completed and placed into service. Looking forward, we expect this trend to continue.

Software maintenance expense for the first nine months of 2003, excluding TechRx, has decreased approximately $1.9 million from the first nine months of 2002. Savings have been achieved through the implementation of expense controls, such as the consolidation of data center management, and a shift in focus from maintenance and enhancement of existing products to the development of new products. These cost saving initiatives and shift in focus are reflected in the decrease in total net software expense, excluding TechRx, from 2002 to 2003.

	Third Quarter Ended

(In millions)	February 28, 2003		March 1, 2002

	Including TechRx	Excluding TechRx

Total costs associated with software development	$9.3	$5.4	$4.5
Less: capitalization of internally developed software	(7.6)	(3.8)	(2.9)

Capitalization as a % of revenue		3.7%	3.3%

Net software development expense	1.7	1.6	1.6
Software maintenance expense	2.2	1.8	2.4

Total net software expense	$3.9	$3.4	$4.0

Revenue	$109.0	$101.5	$89.3
Percent of Revenue	3.6%	3.3%	4.5%

	Nine Months Ended

(In millions)	February 28, 2003		March 1, 2002

	Including TechRx	Excluding TechRx

Total costs associated with software development	$27.3	$15.7	$13.3
Less: capitalization of internally developed software	(7.6)	(3.8)	(2.9)

Capitalization as a % of revenue		3.8%	3.3%

Net software development expense	5.4	4.8	4.8
Software maintenance expense	7.2	6.0	7.9

Total net software expense	$12.6	$10.8	$12.7

Revenue	$314.4	$291.2	$258.9
Percent of Revenue	4.0%	3.7%	4.9%

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

Net cash provided by operating activities was $70.3 million for the first nine months of fiscal year 2003, an increase from $49.1 million in the first nine months of fiscal year 2002. Net income adjusted for non-cash items including Equity in losses of affiliated companies, restructuring, impairment and other charges, early extinguishment of debt charges, Loss related to investments, and Depreciation and amortization was $62.5 million in the first nine months of 2003 compared to $51.2 million in the first nine months of 2002 providing $11.3 million of the increase. Net operating loss carry-forwards related to our continuing operations allowed us to reduce our cash tax payments by $12.1 million in the first nine months of 2003. The majority of the benefit received from NOL’s in 2002 was provided by discontinued operations and therefore is not included in Net cash provided by operating activities. An emerging item in 2003 is Accrued interest on long term debt. In November 2002 we completed a refinancing, that is discussed in detail below, which significantly increased our interest expense from the prior year. Because interest payments on the $200 million note are made on June 1 and December 1 of each year, we had a significant amount of accrued interest on our balance sheet at February 28, 2003. Cash payment of this interest will be made in the first quarter of fiscal 2004. Other significant differences between the first nine months of 2003 and 2002 are Accounts receivable which used $5.3 million of cash in 2003 versus $2.0 million of cash in 2002, Prepaid and other current assets which used $8.6 million of cash in 2003 versus $4.5 million of cash in 2002, Accounts payable which used $1.3 million of cash in 2003 versus $6.3 million of cash in 2002, and Deferred income where a decrease in 2003 used $3.9 million of cash, versus an increase in 2002 which provided $4.7 million of cash. During the latter half of 2002, we centralized our billing and accounts receivable functions. Although this has resulted in an increase in Accounts receivable due to transition issues, we expect that this increase will subside and the benefits of this initiative will be faster billing to our customers and improved collections of Accounts receivable. The changes in Deferred income result from the timing difference between billing customers for services as required by their contracts and our recognition of related revenue. Net cash provided by operating activities is expected to be in the range of $85 to $90 million for the full 2003 fiscal year.

The nature of an information services business is such that it requires a substantial continuing investment in technology equipment and product development in order to expand the business. We are generally able to internally fund these investments from excess cash generated from operations. Additionally, historically we have also expanded our business through acquisitions and strategic investments in other businesses. The cash we use to expand our business is shown as Net cash used in investing activities. Capital expenditures, which reflect our investment in equipment and product development such as software costs discussed above, were $31.8 million in the first nine months of 2003 and $23.4 million in the first nine months of 2002. The increase in Capital expenditures in 2003 is due primarily to TechRx. TechRx Capital expenditures were $13.1 million in the first nine months of 2003 and primarily represent the continuing investment in the next generation pharmacy systems platform. We expect that Capital expenditures will be in the range of $40 to $45 million for the full 2003 fiscal year. We used $13.8 million of cash in the first nine months of 2003 for Investing activities and other non-current assets, which primarily represents payment of merger related costs associated with our acquisition of a controlling interest in TechRx in 2002 and $4.1 million for the acquisition of German pharmaceutical data related to the development of a new informatics product.

The acquisition of a controlling interest in TechRx in 2002 was the first step of an agreement to acquire all outstanding shares of TechRx in a two-step transaction. Under the second step, which will close on or about May 30, 2003 if certain conditions are met, we will acquire the remaining equity in TechRx from minority stockholders for cash, shares of our common stock, or a combination of cash and shares of our common stock. The amount of the payment to TechRx shareholders will be determined based upon the satisfaction of certain financial and operational milestones by TechRx. Based on results for the first nine months of 2003, we currently expect the net purchase price for the balance of the TechRx equity outstanding to be in the range of approximately $100 million to $130 million.

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

The $225 million senior secured credit facility consists of a $100 million five-year revolving credit facility and a $125 million six-year term loan. This secured credit facility replaced our $150 million unsecured revolving line of credit and became effective on November 26, 2002. The $100 million revolving credit facility is available for working capital and general corporate purposes and has a variable interest rate based on market rates. As of February 28, 2003, no borrowings were outstanding under the revolving credit facility. The $125 million term loan has a variable interest rate based on market rates with a floor of six percent. The credit facility contains certain financial and non-financial covenants customary for financings of this nature, such as requiring us to maintain a certain leverage ratio of debt to EBITDA. EBITDA is defined in the credit agreement as income before equity in losses of affiliated companies, plus income taxes, interest expense, depreciation and amortization, and certain other non-cash losses on asset disposition, less minority interest in losses. As of February 28, 2003, we were in compliance with all restrictive covenants.

The $200 million senior subordinated notes are unsecured subordinated obligations of NDCHealth Corporation and its significant subsidiaries, $200 million aggregate principal amount, will mature on December 1, 2012, and are classified as fixed rate borrowings. As of February 28, 2003, the fair market value of the notes is approximately $208 million. The notes bear interest at 10 1/2% per annum.

We received $118.5 million in proceeds from the $125 million term loan, net of $6.5 million in costs related to the entire $225 million credit facility. Issuance of the $200 million senior subordinated notes provided $192.8 million in proceeds, net of $7.2 million in debt issuance costs. The $13.7 million of costs associated with the refinancing are included in other assets and are being amortized over the life of the respective facility and notes.

We used $91 million of the net proceeds from borrowings under the credit facility and the notes to repay all indebtedness outstanding under our previous revolving credit facility. As a result of the retirement of this credit facility, we incurred $0.8 million in early extinguishment charges. $145.9 million of the net proceeds were used for redemption of our 5% convertible subordinated notes due November 2003. The redemption amount consisted of $143.8 million in principal, $1.1 million in accrued interest, and $1.0 million in early redemption premium. As a result of the redemption of the notes, we also incurred a charge of $0.4 million for the write-off of debt issuance costs.

Stock activities provide us an additional source of liquidity. Stock activities are primarily related to the exercises of employee stock options and issues under the employee stock purchase plan. In the first nine months of 2003, issuance of shares of our common stock generated $1.3 million versus $6.2 million in the first nine months of 2002. Although the issuance of additional shares provides us with liquidity, it results in a dilution of each individual stockholder’s equity in the Company. As mentioned above, the acquisition of the remaining shares of TechRx may be paid in cash, shares of our common stock, or a combination of both. The number of our shares issued to TechRx shareholders, if any, will depend on the acquisition price, the trading price of our shares at the time of the transaction, and the form of payment made to TechRx shareholders. We intend to register any shares to be used in the second step of the acquisition during fiscal 2003. Another use of cash is the payment of dividends. Cash used for payment of dividends was $4.2 million in the first nine months of 2003 and $4.1 million in the first nine months of 2002.

Net operating loss carry-forwards related to our discontinued operations allowed us to reduce our cash tax payments by $6.1 million in the first nine months of 2003 and $15.6 million in the first nine months of 2002. We do not expect any additional benefit from NOL’s related to our discontinued operations. Discontinued operations also used $4.4 million in the first nine months of 2003, primarily in the settling of liabilities, versus $6.6 million in the first nine months of 2002.

We believe that our current level of cash on hand, future cash flows from operations, and our credit facility are sufficient to meet our operating needs for the remainder of 2003.

Outlook

Based on the current economic environment, third quarter results, and the timing and expense associated with new product introductions, we estimate that for the full fiscal year 2003, total company revenue will grow 22% to 23% over the previous year and will be in the range of approximately $430 to $435 million. We expect diluted earnings per share to be in the range of $1.34 to $1.39, excluding the impact of the loss on the company’s investments including MedUnite of $0.41 per share and excluding the total charges related to early extinguishment of debt of approximately $0.04 per share. Including these charges, we expect diluted earnings per share to be in the range of $0.89 to $0.94 per share. Net cash provided by operating activities is expected to be in the range of $85 to $90 million for the full 2003 fiscal year. We have reviewed prospective compliance with our loan covenants for the next several quarters and believe that, at currant levels of operations, we will remain in compliance with all financial covenants.

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

•         changes in general economic and political conditions due to terrorist attacks, military action in the Middle East, or other events;

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the second quarter, we completed a refinancing that includes a $225 million senior secured credit facility. At the end of the third quarter, $125 million was outstanding at an interest rate of six percent. This loan has a variable interest rate based on market rates with a floor of six percent. Accordingly, we are exposed to the impact of interest rate movement. We have performed an interest rate sensitivity analysis over the near term with a 10% change in interest rates. Based on this analysis, our Net income would be impacted by approximately $0.5 million annually, which is not material. We do not expect any material interest rate risk from changes in interest rates.

ITEM 4 – CONTROLS AND PROCEDURES

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

Part II

ITEM 1 - LEGAL PROCEEDINGS

We have been involved in litigation related to our divested Physician and Hospital Support Services and Hospital Management Services (PHSS) units. A Final Judgment Order was entered on August 29, 2002 in one action, in the Circuit Court of Cook County, Chancery Division, in our favor on all counts, providing that no post closing adjustment or payment shall be made by either party and each party waived any right to appeal. In related arbitration before the American Arbitration Association, parties have executed a Consent Order, providing that no payment to any opposing party is to be made by us. In a third related matter, pending in the Superior Court of Dekalb County, Georgia, the parties have reached a tentative agreement to dismiss the matters without prejudice.

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

ITEM 2 - CHANGES IN SECURITIES

On December 26, 2002 we redeemed all of our outstanding 5% convertible subordinated notes due November 2003. Thirty thousand dollars of bonds were converted to 864 shares of NDCHealth common stock, the remainder of $143,720,000 were redeemed for cash.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon our senior securities during the quarter ended February 28, 2003.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

None

(b)       Reports on Form 8-K were filed during the quarter ending February 28, 2003. The items reported, any financial statements filed, and the dates of any such reports are listed below.

(i)        NDCHealth Corporation’s Current Report on Form 8-K filed on December 18, 2002, reporting as an exhibit under Item 7 the Company’s press release dated December 18, 2002 and under Item 9 the Company’s release of financial information including revenue and earnings expectations for the remainder of the fiscal year.

(ii)       NDCHealth Corporation’s Current Report on Form 8-K filed on January 2, 2003, reporting as an exhibit under Item 7 the Company’s press release dated January 2, 2003 announcing the Company’s sale of its investment in MedUnite to ProxyMed and the expected related financial impact.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NDCHealth Corporation

(Registrant)

By:	/s/ DAVID H. SHENK

David H. Shenk Vice President & Corporate Controller (Chief Accounting Officer)

Date: March 24, 2003

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

Date: March 24, 2003
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

Date: March 24, 2003
/s/ RANDOLPH L.M. HUTTO

Randolph L.M. Hutto Chief Financial Officer

2