Form 10-K
period 2003-05-30
NDCHEALTH CORP
filed 2003-07-29
CIK 70033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 30, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was $634,996,052 based upon the last reported sale price on The New York Stock Exchange on November 29, 2002 using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting and non-voting common equity owned by all directors and officers of the registrant, some of whom may not be held to be affiliates upon judicial determination.

The number of shares of the registrant’s common stock, par value $.125, outstanding as of July 24, 2003 was 34,936,907.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K
Portions of the Company’s Definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders to be held on October 23, 2003	Part III

NDCHEALTH CORPORATION

2003 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTICE REGARDING

FORWARD LOOKING STATEMENTS

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products, the cost and timing of product upgrades and new product introductions, expected pricing levels, the timing and cost of planned capital expenditures, expected outcomes of pending litigation and expected synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove to be inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results that differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. These factors include, but are not limited to, the factors set forth under the caption “Additional Factors That May Affect Future Performance” in Item 7 of this report.

We believe our forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

PART I

Item 1. BUSINESS

Unless the context requires otherwise, references in this report to “our company,” “we,” “our,” “us” and similar expressions refer to NDCHealth Corporation and its consolidated subsidiaries. Unless otherwise noted, all references in this report to a particular fiscal year means our fiscal year as described.

General

NDCHealth Corporation is a Delaware corporation incorporated in 1967 and is a leading healthcare information services company that services pharmacies, hospitals, physicians, payers, and pharmaceutical manufacturers.

We are a leading provider of value-added electronic health information processing services, in terms of the number of electronic transactions processed and the number of pharmaceutical manufacturer customers. We are connected to over 85% of U.S. and Canadian pharmacies, more than 1,500 of the nation’s hospitals and over 1,000 healthcare payers. We provide pharmacy systems to retail pharmacies (both chains and independents) as well as high volume mail order pharmacies in North America and the United Kingdom. We provide services to more than 100 pharmaceutical manufacturers and have sold practice management systems to more than 100,000 physicians. We are in the early phases of expanding internationally and have established information services businesses in Germany and the United Kingdom. We believe that our connectivity and relationships across multiple segments of healthcare (pharmacy, pharmaceutical manufacturers, hospitals, physicians, payers, and distributors) positions us to provide integrated information solutions to improve the efficiency and effectiveness of healthcare.

As an integrated health information company, we are a leader in providing automated financial, administrative, and selective clinical healthcare transactions, in terms of the number of transactions processed, and in delivering innovative information solutions that generate value for our customers. We are executing a business strategy to evolve from a value added intelligent network and information products provider to an integrated healthcare information solutions company. Our strategy is to continue to expand our markets and add new application content as we offer our customers high quality, quantifiable value-added information solutions in healthcare. We seek to achieve this strategy by leveraging the assets of our two business segments, Network Services and Systems and Information Management, and growing a sustainable business model with a consistent base of recurring revenues.

The NDCHealth Intelligent Network is the cornerstone of our Network Services and Systems segment and transmits information from pharmacies and hospitals to third party payers for reimbursement. These payers include private insurance carriers, managed care organizations and government programs. We also link pharmaceutical manufacturers and wholesalers with providers and payers. We offer information processes, including claims submission and adjudication, customized validation and proprietary message editing, eligibility verification, remittance advice, referral authorization, prescription ordering, and refill authorization. Our point-of-service systems in pharmacies, hospitals, and physician offices are the entry and exit points for information to and from our NDCHealth Intelligent Network. Through our network, we are partnering with our customers to improve efficiency and effectiveness in healthcare. Some examples include: real time eligibility verification, drug formulary and inventory management, and facilitation of prompt payment for products and services.

Our Information Management segment provides customers with solutions from our NDCHealth Medical Repository, a database of healthcare business information which includes pharmaceutical distribution, pharmaceutical sales, and medical services information. We transform this large volume of drug sales, prescribing physician, and de-identified patient data into information solutions that can help our customers better analyze their markets, more effectively develop and position their product offerings, and ultimately better understand the effectiveness of drug therapies.

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

Acquisitions, Investments and Strategic Alliances

From time to time, we have made acquisitions and investments and entered into strategic alliances in an effort to obtain a competitive advantage or an expanded presence in targeted markets. We believe that selective acquisitions, investments and strategic alliances are important to our ability to compete effectively.

In May 2003, we completed the acquisition of TechRx Incorporated. TechRx is a leading provider of pharmacy software that automates the prescription fulfillment process, with systems in approximately 30% of pharmacies in the United States. TechRx systems provide pharmacy customers with an integrated solution for in-store operations, centralized processing and connectivity to payers and physicians.

We were formerly a minority shareholder in TechRx and in the fourth quarter of fiscal 2002 entered into an Agreement and Plan of Merger under which we agreed to acquire the remaining stock in a two-step transaction. Under the first step in May 2002, we acquired a controlling interest through the purchase of additional common stock and the conversion of non-voting convertible preferred stock for an additional investment in TechRx common stock of approximately $51.0 million. Under the second step, which closed in May 2003, we acquired the remaining shares in TechRx from minority shareholders for $109.7 million cash, net. The purchase price of $5.55 per TechRx common share was determined on the basis of satisfaction of certain financial and operational milestones by TechRx as set forth in the merger agreement.

For additional information regarding our acquisitions, please see Note 2 – Business Acquisitions and Investments in the Notes to the Consolidated Financial Statements.

Products, Services and Distribution Channels

All of our products are designed to be compliant with the U.S. government’s Health Insurance Portability and Accountability Act, or HIPAA, regulations. We conduct our business in two primary segments, Network Services and Systems, which we offer primarily to healthcare providers and payers, and Information Management, which we offer to pharmaceutical manufacturers. Financial information about segments and geographic areas can be found in Note 12 – Segment Information in the Notes to Consolidated Financial Statements.

Prior to the acquisition of TechRx, our Network Services and Systems solutions distributed to the pharmacy, hospital, physician, and payer markets represented between 55% and 60% of our total revenue and our Information Management solutions represented between 40% and 45% of our total revenue. As a result of the acquisition, our Network Services and Systems solutions now represent between 60% and 65% of our total revenue and our Information Management solutions represent between 35% and 40% of our total revenue.

Network Services and Systems Solutions

We believe our NDCHealth Intelligent Network and point-of-service systems offer opportunities to streamline our customers’ workflow, improve their cash flow, provide real-time information to help providers better manage their practices, and give the healthcare industry methods to assure a higher quality of care at a lower cost. Our NDCHealth Intelligent Network connects pharmacies and hospitals to hundreds of benefit plans, using batch and real-time online connectivity. On a current run rate basis, we process over four billion healthcare transactions annually. The point-of-service systems that we offer help our customers improve efficiency and reduce costs while also serving as an additional source of transaction volume for our intelligent network.

We offer payers customized real-time electronic connectivity to our provider networks through the NDCHealth Intelligent Network for claims/encounter editing, submission and adjudication, eligibility verification, remittance advice, referral authorization, and claim status and tracking.

We believe that with the growing acceptance of healthcare technology and the need to speed payment while reducing costs and improving the quality of care, there will be an increase in the number and types of electronic healthcare transactions. Many of the new transaction types may have broad impact across the healthcare continuum. For example, new solutions such as electronic prescriptions create new information management needs and directly impact the way physicians, hospitals, pharmacies and payers practice and do business. Other examples include electronic referrals by physicians to hospitals and the increased use of electronically available medical data by physicians, hospitals and other providers to satisfy new types of healthcare information needs.

We believe we are positioned to take advantage of these opportunities, and we have committed development resources to these emerging markets. Accordingly, we expect growth opportunities by further automating our existing customers. We expect a continued increase in transactions as the population ages and use of electronic transmission for both existing and new transaction sets increases. We have developed and continue to expand distribution channels for our solutions through our direct sales force, alliance partners, value-added resellers, direct mail, and inside sales force.

Our primary competitors in providing Network Services and Systems solutions are providers’ own in-house solutions, WebMD Corp. and numerous smaller regional companies.

Pharmacy Solutions

We offer solutions for the pharmacy industry which allow pharmacies to access customer service and marketing information, enhance the accuracy of reimbursements thereby reducing costs, efficiently and accurately handle claims and better manage risks. Our pharmacy solutions include transaction processing, information management services, value-added pre and post transaction edit processes, payer adjudication services and in-store and chain-wide practice management systems. Our pharmacy solutions are available to independent, chain and mail-order pharmacies.

Our pharmacy offerings include:

•	NDC Rx Claim Management Services offers reliable and flexible pharmacy claims management, including real-time claims adjudication.
•	NDC Pre & Post Editing performs real-time validation and data management of pharmacy claim submission data to minimize claim submission errors and ensure accurate claims reimbursement.
•	NDC eClaims enables pharmacies to process third-party insurance claims over the Internet for efficient and secure processing.
•	NDC Market Share Services helps pharmacies capitalize on their incentive programs with pharmaceutical manufacturers by gathering and transferring current, accurate market share information.

•	NDC Pharmacy Market Analyzer a convenient online subscription service that delivers cause and effect analyses, as well as performance assessment and decision support tools to optimize the profitability of our pharmacy customers.
•	NDC Prescription Price Analyzer and NDC Prescription Price Reporter are web-based tools that provide access to prescription pricing data that allow retail pharmacies to competitively price their prescription offerings.

Newly added Pharmacy Solutions

During fiscal 2003, we added a number of new pharmacy products. Some of our new pharmacy offerings include:

•	T-Rex One designed to automate the prescription fulfillment process and provide connectivity to our Intelligent Network. Included in the T-Rex One package are third-party claims transmissions via the NDCHealth Intelligent Network, NDC Pre and Post Editing, software and upgrades, centralized prescriber and product pricing data, automated data backup and storage, electronic prescription capability, digital signature capture, POS interface and a variety of reports.
•	NDC eScripts facilitates the transmission of electronic prescriptions between physicians and pharmacies.
•	NDC Rx Safety Advisor provides chain and independent retail pharmacies medication error prevention during the dispensing process by monitoring when characteristics of a prescription claim indicate there is a likelihood that a different medication, dispense quantity, or days supply is more appropriate.
•	Network Traffic Reporter a client specific audit and reporting tool for monitoring and managing the performance of prescription claims processors.

More than eighty-five percent of the pharmacies in North America and twenty percent of the pharmacies in the United Kingdom are connected to our value added services, totaling over 65,000 chain, independent, mail order, managed care and institutional outlets.

Our pharmacy solutions are currently offered in the United States, Canada and the United Kingdom through our direct sales force and alliance partners. As a provider of pharmacy solutions, we compete with many companies including WebMD Corp., PDX, Inc. and NHIN, Inc., and QS/1 Data Systems, a division of the J M Smith Corporation. Based on the number of pharmacies served, we believe that we are the largest provider of pharmacy systems and transaction processing solutions in North America and one of the leading providers of pharmacy systems in the United Kingdom.

Hospital Solutions

We have over 1,500 hospital and health system customers. As an established industry leader in revenue cycle management, we offer our customers solutions that provide workflow management offerings and support for many different transactions. Our hospital solution set, NDC ePREMIS, provides tools to allow our customers to accelerate cash flow, reduce bad debt, track accounts receivable and costs, and improve productivity.

The NDC ePREMIS revenue cycle management solution set, introduced in fiscal 2003, offers claims management, eligibility verification, remittance management, medical necessity verification, patient correspondence processing, document management and reimbursement acceleration and includes:

•	NDC ePREMIS Claims Management a workflow-oriented, Web-based claims management solution that helps hospitals manage their revenue cycle and control their financial performance. Our current PREMIS customers may migrate to this Application Service Provider, or ASP, version, which includes increased editing capabilities, faster implementation and a flexible intuitive interface to help control financial performance.

•	NDC ePREMIS Eligibility is an integrated, real-time verification solution providing broad access, through a single user interface, to almost 400 payers, transaction routing flexibility, password management and the storage of transactions for retrospective review so the correct eligibility data is always available even when patient coverage changes.
•	NDC ePREMIS Remittance Management offers remittance data support/services utilizing electronic data interchange technology to enhance efficiency in the remittance process.
•	NDC ePREMIS Medical Necessity helps determine financial responsibility and manage Medicare compliance risks through utilization of a combination of content and application solutions that integrate with existing workflows to ensure compliance, revenue cycle improvement, and reduced operating costs.
•	NDC ePREMIS MedPrint Statements is a service that allows providers to electronically transmit patient statements and other statement types to be professionally printed and mailed.
•	ProviderPay is an automated solution that assists in the reimbursement cycle – claims editing, submission, payment, posting, auditing, reconciling and remittance reporting.
•	DiskXtender 2000 is a claims data and document storage management solution to enable less expensive data storage and data back-up.

We compete with many companies in offering hospital solutions including Per-Se Technologies, Inc., and SSI. We believe that we are among the largest providers of network transaction solutions to hospitals in North America in terms of numbers of hospitals. Our hospital solutions are offered in the United States through our direct sales force as well as through multiple strategic alliances such as with Siemens Medical Solutions.

Physician Solutions

We provide physicians with the resources necessary to streamline billing and other internal processes such as scheduling, increase productivity and optimize accurate reimbursement. We offer our physician customers the ability to submit claims electronically to payers and confirm a patient’s eligibility status through our alliance with ProxyMed, Inc., and transmit patient statements to be professionally printed and mailed.

Our Physician Solutions include:

•	NDC MediSoft is a practice management tool that facilitates patient appointment scheduling, claim form printing, tracking of insurance claims, and assures accurate patient demographic information. NDCMediSoft also provides simplified patient billing and patient accounts receivable reporting.
•	NDCLytec Medical XE helps physicians streamline their practice management tasks, allowing physicians to efficiently manage accounts receivable, as well as track authorizations and inventory. Other practice management enhancing features include electronic or paper claims submission, appointment scheduling, management of referrals, and a selection of more than 25 reports.
•	CONCEPT Practice Management System is a Microsoft Windows NT based practice management system. CONCEPT provides complete scheduling, patient demographics, electronic billing and accounts receivable in a true Windows environment.
•	NDC EDI Payer Enrollment allows providers to complete and send the necessary forms to submit claims via EDI to government payers.
•	NDC Encounters & Claims Submission allows providers to submit claims to payers electronically therefore speeding the payment cycle and substantially reducing the costs associated with claims processing.

Newly added Physician Solutions

During fiscal 2003 we enhanced our physician solutions with upgrades and add-on modules. Some of these modules include:

•	ANSI and NSF Direct Modules allows NDCMediSoft or NDCLytec to transmit electronic medical claims directly to payors.
•	NDC Carrier Import preloads carrier name, address, phone number, etc. for NDCMediSoft users.

Our physician solutions are offered in the United States through value-added resellers, direct mail, our direct sales force, and alliance partners. Our major competitors in providing physician solutions are WebMD Corp., Mysis plc, VitalWorks, Inc., and numerous smaller competitors.

Information Management Products and Services

Pharmaceutical Solutions

We provide innovative decision support solutions enabling pharmaceutical manufacturers to evaluate performance and develop strategies for improved marketing and sales efforts. We collect data from retail pharmacies, drug wholesalers, our NDCHealth Intelligent Network and manufacturers to give our customers a complete source of information on which to base their business decisions.

Our sales compensation solutions empower pharmaceutical manufacturers to be more competitive and efficient. We offer a suite of products and services to monitor sales force performance; provide decision support for sales compensation, sales force sizing and alignment; and improve sales detailing effectiveness through more accurate physician demographic information. The following products and services are offered for the domestic United States and may be delivered to customers in a variety of media, including electronically via file transfer protocol, e-mail, CD-ROM or magnetic tape, and paper reports.

Our sales compensation offerings include:

•	NDC Territory Manager is our projected zip code-level prescription information service designed as a sales performance measurement tool. NDC Territory Manager reports projected, prescriber-linked retail prescription data for specific customer-defined markets and sales force alignments.
•	NDC Sales & Marketing Analyzer is a web-enabled decision-support tool enabling detailed analysis of sales, marketing and managed care performance by customer-defined products and markets.
•	NDC Territory Analyzer an online subscription service, functions as a personal information management department for determining sales force compensation, identifying sales opportunities, allocating sales resources and measuring sales force performance for the customer defined markets and sales force alignments.
•	NDC Institution Sales Analyzer an online reporting tool that provides complete analysis of the market.
•	NDC Institution Outflow provides information needed to measure and understand how prescribing practices impact a pharmaceutical manufacturer’s retail prescription sales.
•	NDC Mail Order provides a comprehensive retail prescription market view that enables effective marketing strategies by tracking the prescriptions dispensed by mail service pharmacies.

Our Physician Targeting and Profiling Suite includes:

•	The NDC Pharmaceutical Audit Suite (PHAST) allows healthcare market researchers and executives to view the most complete and timely source of pharmaceutical sales information across all therapeutic areas, geographies, classes of trade and manufacturers. PHAST is used for determining new market licensing, acquisition and R&D opportunities, evaluating co-promoting effectiveness, forecasting, and tracking new product launches.
•	NDC LaunchTrac reports weekly prescribing activity for newly launched pharmaceutical products, line extensions and existing products.
•	NDC Prescriber Offering allows pharmaceutical manufacturers to identify, target and understand their high-potential prescribers using the industry’s first projected prescriber level prescription database with products including NDC Prescriber, NDC Prescriber Profiles and NDC Prescriber Payer.
•	NDC Non-Retail is a comprehensive source of detailed and customizable non-retail sales information.
•	NDC Pharmaceutical Rx Q&A+ and NDC Pharmaceutical Non-Retail Q&A+ are web-based decision support tools that allow pharmaceutical manufacturers to access retail or non-retail sales information for their specific therapeutic markets through NDCHealth’s prescription database.
•	NDC Practitioner Address and NDC Address Consensus help pharmaceutical manufacturers maximize the effectiveness of sales call files by providing accurate up-to-date call file information to verify prescribers’ demographic information and validate names, registration numbers, and address information.
•	NDC Practitioner Validation Service (PVS) validates whether or not a practitioner is eligible to receive samples in accordance with the Prescription Drug Marketing Act (PDMA).

Our Managed Care Solutions link prescription information to the form of payment for targeting prescribers by their plan affiliations, evaluating sales performance by managed care plans and monitoring contract compliance.

•	NDC Managed Care Analyzer is a web-enabled analysis and decision-support tool that provides multiple levels of information on prescription activity among third-party payers for pharmaceutical manufacturers to deploy sales resources, profile and target payers, or devise contract strategies and track plan performance.
•	NDC Payer Organizational Level offers pharmaceutical manufacturers the information needed to gauge the success of their sales and marketing efforts in individual managed care plans, national level payers and pharmacy benefit managers.
•	NDC Payer Geographic Level identifies prescription volume within the pharmaceutical manufacturer’s custom-defined geographic territories to gauge the success of their sales and marketing efforts in individual managed care plans, national level payers and PBMs.
•	NDC Managed Care Rx Navigator is a comprehensive software tool providing plan level prescription and targeting information in a user-friendly format.
•	NDC Dynamic Claims Analyzer utilizes actual claims data allowing pharmaceutical manufacturers to understand the influence of key claim components such as co-pay, reversals, dispensed-as-written and rejection.

Our Research & Consulting business provides information, solutions and industry expertise to help sales and marketing professionals transform market data into successful marketing strategies.

•	NDC Patient Studies give researchers insight into patient behavior through anonymized encrypted patient-linked longitudinal data, allowing manufacturers to understand the dynamics of patient compliance, persistency, product switching, patient share and counts as well as measuring the impact of direct to consumer (DTC) campaigns on patient use.
•	Market Segmentation and Product Positioning are custom studies that integrate prescribing information with primary research to determine physician beliefs and attitudes to provide understanding of physician prescribing patterns.
•	NDC DTC Planning and ROI Evaluation helps manufacturers predict and evaluate the effectiveness of promotions of all types.
•	NDC AdoptRx helps manufacturers identify the prescribers who are most likely to adopt a new product, thus improving the effectiveness and accuracy of physician detailing.
•	Outcomes Research provides customized research studies for providing a competitive advantage by investigating a wide range of disease treatment information through managed care, physician, and hospital claims data.

Newly Added Information Products

During fiscal 2003, we added a number of new information management products. Some of our new offerings include:

•	NDC Practitioner LinkMaster is a relational identifier that links multiple data supplier identifiers to a unique practitioner, providing a current, stable database of practitioner information.
•	NDC Weekly Payer RX Organization enables pharmaceutical manufacturers to target and measure performance and compensation on a weekly basis.

We provide information management solutions to more than 100 pharmaceutical manufacturers. Our information solutions are offered in the United States and are in early phase operations in the United Kingdom and Germany through our direct sales force. Our primary competitor in providing these solutions is IMS Health.

Healthcare Market

We believe that the integrated services that we offer to the healthcare industry place us strategically in the center of a very dynamic marketplace. Because of our position, we manage healthcare related information from the point of patient contact through the point of payment and maintain the high standards required for patient confidentiality.

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

Government Regulation

The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. These factors affect the purchasing practices and operation of healthcare organizations including our customers. Federal and state legislatures and agencies periodically consider programs to reform or revise the U.S. healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates, restrict availability or use of data, or otherwise change the environment in which healthcare industry participants operate. In some instances, regulatory change has a positive impact on our business representing potential for new applications and services. However, we are unable to predict future proposals with any certainty or to predict the effect they would have on our business.

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

Operations and Systems Infrastructure

We operate multiple data and customer support facilities with primary facilities located in Atlanta, Georgia; Phoenix and Gilbert, Arizona; Tulsa, Oklahoma; Pittsburgh, Pennsylvania; Toronto, Canada; the United Kingdom; and Germany. During fiscal 2003, we focused on leveraging technology to reduce operating costs, expanding business of continuity operations to ensure reliable services, and enhancing security of our networks consistent with HIPAA mandates.

Due to the large number and variety of our products and services, we do not rely on a single technology to satisfy our sophisticated computer systems needs. We employ technology suited to the particular processing requirement for our business markets focusing on (1) fault-tolerant computers for high volume, real-time transaction processing; (2) client-server technology for end-user database applications; (3) large scale transaction and batch data processing systems for central host system requirements; and (4) Hewlett-Packard, SUN, IBM, UNIX, Dell, Linux, Oracle, NT and Windows-based systems for specialized communication and database applications systems. In addition, stringent procedures are in place within our data centers and networks to ensure informational integrity and customer privacy for personal health information data from the point of data entry to claim adjudication.

Our data centers are linked together to maximize the speed and transfer of data between geographic locations. Larger systems are linked via high speed, fiber-optic based networked backbones for file exchange and inter-system communication purposes; other systems use high speed LAN and WAN connections with the bulk of these connections utilizing the Internet TCP/IP architecture. Business continuity necessitates using fault-tolerant or redundant communications equipment to provide “non-stop” operation or to enable service to be quickly restored. Our primary network control center and backup control center are connected by a matrix communication switch allowing key communications lines to be moved between control centers. Distributed network communications equipment employs remote diagnostics and automated error reporting, and auto-reloading of software from local ROMs. Our data and network equipment is supported 24 hours a day, 7 days a week by maintenance and operation personnel. We also maintain storage systems connected to the backbones, including robotic tape libraries and optical storage for archival purposes. Our systems are supported using advanced network control by our experienced systems, operations and production control staffs.

Our communications infrastructure linking us to customers and payers is composed of numerous discrete networks, each designed for the particular requirements of our market segments. In addition to our expanding support of the public Internet, we maintain four primary communications networks using fault-tolerant SONET ring technology. This technology includes a dial-up, short transaction network; a private line nationwide high bandwidth network; a frame relay network; and, a dial-up voice/data network for interactive and voice traffic for file transfer systems. We also provide full-time full-bandwidth dial-back up capabilities to both our leased and frame relay networks. Additionally, we use multiple telecommunications providers to further limit network service vulnerabilities. We also maintain a number of support services offering Internet and ISDN connectivity. The network environment supports a diverse set of telecommunication protocols to respond to individual customer requirements.

Research and Development

During fiscal 2003, 2002, and 2001, we expended approximately $37.7 million, $18.9 million, and $17.5 million, respectively, on activities relating to the development and improvement of new and existing products and services. Excluding TechRx, we expended approximately $21.6 million during fiscal 2003.

We capitalize the cost of developing software held for sale to our customers as well as software used internally to provide services to our customers. In accordance with Statement of Financial Accounting Standard, or SFAS, No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” and Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” capitalization of costs begins when technological feasibility has been established, or during the application development phase, and ends when the product is available for general release to customers. In accordance with these standards, approximately $31.6 million, $12.0 million, and $9.0 million of our total development costs were capitalized in fiscal 2003, 2002, and 2001, respectively, resulting in net development expenses of approximately $6.1 million, $6.9 million, and $8.5 million, respectively. Excluding TechRx, in fiscal 2003 approximately $15.9 million of our total development costs were capitalized resulting in net development expense of approximately $5.7 million. Our current focus is developing new products such as T-Rex Enterprise, ePREMIS, Next Generation Projection, ePrescribing, Weekly SNR, Canada PPE, Dynamic Claims Analyzer, Future Rx, Payment Optimizer Fraud & Abuse, RX Safety Advisor, and products for the United Kingdom and German markets. The increase in capitalized software development costs from fiscal 2002 to fiscal 2003 reflects this increased development effort.

Employees

On May 30, 2003,we had approximately 1,833 employees. Many of our employees are professionals or are highly skilled in technical areas specific to the healthcare industry, and we believe that our current and future operations depend substantially on retaining such employees. Our employees are not represented by any labor union and we believe our employee relations are good. We are very committed to sustaining a workplace that enables all employees to contribute their full skills, talents, and knowledge toward company goals.

Available Information

Our Internet address is www.ndchealth.com. We make available on our Internet website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the SEC.

Item 2. PROPERTIES

Our corporate headquarters are located in Atlanta, Georgia. We own and occupy a six-story, 120,000 square foot building at NDC Plaza, Atlanta, Georgia. There is no outstanding debt on the facility. Additionally, we own a fully occupied four-story, 82,000 square foot building at Four Corporate Square in Atlanta. This facility is currently leased to Global Payments Inc. for a term ending January 31, 2004. There is an existing $2.7 million mortgage on this facility, which we assumed from the seller.

In addition to the above facilities, we lease or rent a total of 29 other facilities. Four facilities are primary locations in Phoenix, Arizona; Gilbert, Arizona; Tulsa, Oklahoma; and Pittsburgh, Pennsylvania. The remaining 25 are sales and support offices including foreign locations in Canada, Germany and the United Kingdom.

We believe that our properties are suitable and adequate for our business as presently conducted. See Note 15—Lease Obligations in the Notes to the Consolidated Financial Statements for more information about leased properties.

Item 3. LEGAL PROCEEDINGS

We currently provide pharmaceutical information services solutions to our European customers, pharmaceutical companies, through our German business. In this regard we deliver the aggregated prescription data we receive from our data suppliers in a variety of products to our customers to assist them in operating their businesses. We deliver this prescription data to our customers in an electronic format. The specific electronic format within which such prescription data is actually delivered to such pharmaceutical companies in Germany is the subject matter of the current litigation both before the European Commission and the German courts with IMS Health.

In the proceedings before the European Commission instituted by us on December 19, 2000, we are alleging that to the extent this format is copyrighted by IMS Health, the format constitutes an industry standard and an essential facility to competition and must be made available to competitors of IMS Health.

We obtained a ruling from the European Commission ordering IMS Health to license its structure for organizing pharmaceutical sales data to us. However, subsequent to this decision, the Court of First Instance and later the European Court Of Justice stayed this decision pending a complete review of the underlying substantive matters. Those matters are still proceeding.

In proceedings before the German courts instituted by IMS Health on December 21, 2000, IMS Health has alleged copyright infringement against each of Pharma Intranet Information AG, or PI, the company from whom we purchased certain assets of our German business, and us, and we each have contested the validity of IMS Health’s alleged copyright. In these proceedings, IMS Health obtained an injunction from the Frankfurt Regional Court to prevent each of PI and us from distributing data in the contested format. On August 13, 2002, the Frankfurt Court of Appeals ruled in our favor by dismissing the preliminary injunction against our use of the industry standard data structure. This decision is final and is not subject to further appeal by IMS Health. On September 17, 2002 the Frankfurt Court of Appeals issued a judgment in the main proceedings against PI. While validating a copyright in the structure, the Court held that IMS Health has no standing to sue to enforce the copyright. The Court also determined that IMS Health does not own the copyright. The Court further denied IMS Health’s claims under the EU Database Directive for protection of the data structure involved. Finally, the Court found that PI breached the German Act Against Unfair Trade Practices (UGW) by reason of identically copying the data structure. We have not sold or used the data structure initially used by PI. We do not own PI and PI is no longer actively conducting business. The case against us remains pending before the Frankfurt Regional Court at this time.

Several independent pharmacies filed a lawsuit on December 23, 2002 in the Twentieth Judicial Circuit Court, St. Clair County, Illinois, against IMS Health, Inc., or IMS, and sixty-two other defendants, including us (collectively the computer systems vendors). We were served with the lawsuit in May 2003. The pharmacies, Douglas & Ogden Medical Center Pharmacy, Inc. d/b/a Douglas Main Pharmacy, Timmerman & Associates, Inc. d/b/a Comprehensive Care Pharmacy, and John Hartman d/b/a Bittles Drug Store allege that IMS violated the Illinois Trade Secrets Act and breached alleged contracts it had with the computer systems vendors by reselling what the plaintiffs claim to be proprietary drug information to a competing prescription drug provider. The plaintiffs have also alleged that the computer systems vendors, including us, violated the Illinois Trade Secrets Act and breached alleged contracts with the plaintiffs by providing what they claim to be proprietary pharmacy data to IMS. In connection with the class action that the plaintiffs are seeking, the plaintiffs are claiming damages in excess of $100 million, alleging that other independent pharmacies have similar relationships with IMS and the computer systems vendors.

We have denied all liability in the lawsuit, have objected to certification of the class and intend to defend the case vigorously. Our contracts with IMS provide for indemnification, and we have asserted a claim for indemnification against IMS. Based on our preliminary internal investigations, management does not currently anticipate that this case will have a material adverse impact on our financial position, liquidity or results of operations.

Additionally, we are party to a number of other claims and lawsuits incidental to our business. We believe that the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of the fiscal year ended May 30, 2003.

Item X. EXECUTIVE OFFICERS OF THE REGISTRANT

The names, titles, ages, and business experience of our executive officers are listed below. All executive officers are elected annually by and hold office at the pleasure of the Board of Directors, unless they earlier retire or resign.

Name	Business Experience	Age
Walter M. Hoff	Chairman of the Board of Directors of NDCHealth since October 2002; Chief Executive Officer and President of NDCHealth since February 2001; Chief Executive Officer of NDC Health Information Services from August 1998 to January 2001. Mr. Hoff currently serves on the board of Metris Companies, Inc.	50

Randolph L.M. Hutto	Executive Vice President and Chief Financial Officer of NDCHealth since November 2000; Executive Vice President and General Counsel of Per-Se Technologies, Inc. from 1998 to 2000.	54

Charles W. Miller	Chief Operating Officer of NDCHealth since February 2003. Executive Vice President—Operations of NDCHealth from January 2000 to February 2003; various executive positions with McKesson Corp. from 1995 to 2000, most recently as Group President—Enterprise Operations	58

E. Christine Rumsey	Executive Vice President—Human Resources of NDCHealth since September 2002; Vice President— Human Resources of NDCHealth from September 1999 to August 2002; Senior Vice President— Human Resources and Administration of McKesson Corp. from January to September 1999; Senior Vice President—Human Resources of McKesson Corp. from 1995 to 1999.	52

David H. Shenk	Vice President, Corporate Controller and Chief Accounting Officer of NDCHealth since January 1998.	55

Margaret T. Wilkinson	Vice President, General Counsel and Secretary of NDCHealth since May 2003; private practice of law from 1998 to 2003; Vice President, General Counsel and Secretary of Dornier Medical Systems, Inc., from 1990 to 1998.	56

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the New York Stock Exchange under the ticker symbol “NDC.” The high and low sales prices and dividends declared per share of common stock for each quarter during the last two fiscal years are listed below. While we have historically paid dividends to holders of our common stock, the declaration and payment of future dividends will depend on many factors, including our earnings, financial condition, business needs, capital and surplus, and regulatory considerations, and is at the discretion of our Board of Directors.

	High	Low	Dividend Per Share
Fiscal 2003

First Quarter	$32.28	$16.80	$.040
Second Quarter	20.42	10.90	.040
Third Quarter	22.75	17.10	.040
Fourth Quarter	23.01	14.40	.040

Fiscal 2002

First Quarter	$38.99	$29.00	$.040
Second Quarter	38.98	30.43	.040
Third Quarter	34.90	28.20	.040
Fourth Quarter	37.24	27.74	.040

The number of stockholders of record as of July 24, 2003 was 3,239.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of May 30, 2003:

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	4,419,910	$20.43	1,375,803
Equity compensation plans not approved by stockholders (1)	—	—	—

Total	4,419,910	$20.43	1,375,803

(1)

During fiscal 2002 our Board of Directors adopted the 2002 Non-Employee Directors Compensation Plan, which we refer to as the 2002 Plan. The 2002 Plan replaced our 1984 Non-Employee Directors Stock Option Plan and 1995 Non-Employee Directors Compensation Plan. The 2002 Plan is a formula plan pursuant to which our non-employee directors receive cash, shares of stock or deferred stock rights in payment of their annual retainer, plus an annual grant of stock options and, beginning in fiscal 2004, restricted stock. Shares issued in accordance with the 2002 Plan are granted, and reduce the number of shares available for future grant, under our 2000 Long-Term Incentive Plan, which was approved by our stockholders at the 1999 annual meeting, or under any successor equity compensation plan that is approved by our stockholders. Under the terms of the 2002 Plan, we pay an annual retainer of $30,000 to each non-

employee director, other than a non-employee Chairman of the Board or Lead Director, to whom we will pay an annual retainer of $60,000. In all cases, unless the director elects to defer receipt of the annual retainer in the form of deferred stock rights, the retainer is paid 50% in cash and 50% in common stock. The number of shares to be issued is determined by dividing 50% of the retainer by the fair market value per share of our common stock as of the close of business on the first day of the fiscal year in respect of which the retainer is payable. The retainers are paid at the beginning of the fiscal year. Alternatively, a director may elect to receive either 0%, 50% or 100% of his or her annual retainer in the form of deferred stock rights that are payable in common stock at a designated future date based on the fair market value of our common stock on such date. Under the 2002 Plan we also grant non-employee directors annually an option to purchase that number of shares of our common stock having a fair market value on the day immediately following the annual meeting of stockholders equal to $125,000. These options vest over a period of five years and expire 10 years after the date of grant, the same vesting period as employee options granted under the 2000 Long-Term Incentive Plan.

Item 6. SELECTED FINANCIAL DATA

The table below sets forth selected historical financial information for our company as of the end of each of the last five fiscal years. On January 31, 2001, we completed the spin-off of Global Payments Inc. Additionally, in the third quarter of fiscal 2000, we decided to pursue the divestiture of our management services business and account for the business as “discontinued operations.” As a result of the spin-off and divestiture, our financial statements have been prepared with Global Payments and the management services business reflected separately as “discontinued operations.” You should read the table below in conjunction with other financial information included in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

Additionally, in the first quarter of fiscal 2002, we adopted a revised fiscal calendar. Previously, each fiscal year began June 1 and ended May 31 with interim quarters ending the last calendar day of every third month. Under the new fiscal calendar, our fiscal year begins on the Saturday closest to June 1, except for fiscal 2002, which began Friday, June 1, and ended on the Friday closest to May 31. Interim quarters will typically consist of thirteen weeks ending the Friday closest to the last calendar day of August, November, and February. Because the revised fiscal calendar differs only slightly from the previous calendar, the change created no significant differences in operating results or financial position between periods in this report.

(In thousands, except per share data)	Fiscal Year
	2003	2002	2001	2000	1999
Statement of Operations Data

Revenue:
Information management	$156,753	$150,399	$136,616	$131,229	$128,961
Network services and systems	272,853	198,622	176,015	139,626	121,336

Subtotal	$429,606	$349,021	$312,631	$270,855	$250,297
Divested businesses (1)	—	4,360	24,421	74,818	88,699

Total	$429,606	$353,381	$337,052	$345,673	$338,996

Operating income	$89,879	$77,102	$53,820	$12,383	$62,104

Income (loss) before discontinued operations	$30,602	$15,110	$24,217	$(1,163)	$33,863

Net income (loss)	$30,602	$15,110	$32,540	$(40,165)	$71,437

Diluted earnings (loss) per share before discontinued operations	$0.88	$0.43	$0.71	$(0.03)	$0.97

Diluted earnings (loss) per share	$0.88	$0.43	$0.95	$(1.21)	$2.02

Balance Sheet Data (at period end)

Total assets	$787,252	$658,184	$484,361	$653,632	$534,723

Long-term obligations (2)	$329,406	$155,948	$155,431	$160,250	$165,013

Total stockholders’ equity	$296,512	$257,746	$226,616	$330,136	$409,094

(1)	Divested businesses include Extended Back Office Audit Services, which was divested in fiscal 2000, Pharmacy Systems, which was divested in fiscal 2001, and Physician Services, which was divested in fiscal 2002.
(2)	Long-term obligations includes current portion of long-term debt, current portion of obligations under capital leases, long-term debt, and obligations under capital leases.

In fiscal 2003 we incurred pre-tax non-cash charges of approximately $16.7 million related to our investments, including MedUnite, of which $2.3 million is included in Operating income. The impact on Net income was a reduction of $13.9 million or $0.40 per diluted share. In fiscal 2003 we incurred $2.8 million of Acquisition related expense for TechRx variable stock options, which is included in Operating income. The impact on Net income was a reduction of $1.1 million, or approximately $0.03 per diluted share. In fiscal 2002, we incurred a charge of $41.0 million to reduce the value of our investment in MedUnite. Operating income was not affected by this charge. The impact on Net income was a reduction of $28.3 million, or $0.79 per diluted share. We incurred restructuring and impairment charges of $2.2 million and $34.4 million in fiscal 2001 and 2000, respectively. The impact on Operating income was a reduction of $2.2 million in fiscal 2001 and $34.4 million in 2000. The impact on Income before discontinued operations as a result of these charges was a reduction of $1.4 million or $0.04 per diluted share in fiscal 2001 and $22.4 million or $0.67 per diluted share in 2000. Restructuring, impairment and other unusual charges are discussed more fully in Note 13 to our consolidated financial statements. Acquisition related expense is discussed more fully in Note 2 to our consolidated financial statements.

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

General

For an understanding of the significant factors that influenced our results during the past three fiscal years, you should read the following discussion in conjunction with our consolidated financial statements and related notes.

In the first quarter of fiscal 2002, we adopted a revised fiscal calendar. Previously, each fiscal year began June 1 and ended May 31 with interim quarters ending the last calendar day of every third month. Under our new fiscal calendar, the fiscal year begins on the Saturday closest to June 1, except for fiscal 2002 which began Friday, June 1, and ends on the Friday closest to May 31. Interim quarters typically consist of thirteen weeks ending the Friday closest to the last calendar day of August, November, and February. Because the revised fiscal calendar differs only slightly from the previous calendar, the change created no significant differences in operating results or financial position between periods in this report. Unless otherwise noted, all references in this report to a particular year mean our fiscal year.

NDCHealth is a leading provider of health information services that add value to the pharmacy, hospital, physician, pharmaceutical and payer businesses. Until fiscal 2001, NDCHealth, formerly known as National Data Corporation, provided both health information and electronic payment services. On January 31, 2001, Global Payments Inc. was spun off to our stockholders. During fiscal 2001 and 2000 we closed a number of locations, consolidated numerous clearinghouses, reduced overhead expenditures, rationalized our product lines, divested several operations and discontinued our management services business. Since the spin-off of Global Payments, we have operated solely as a network based healthcare information company.

Business Position and Strategy

There are three key elements to our strategy; to increase revenue per claim through value added transactions, to grow claims volume as healthcare grows and through gains in market share, and to take full advantage of our extensive claims processing resources in our information management business and to be well positioned for a rebound in the pharmaceutical manufacturing industry. The United States Government estimates that of the $1.5 trillion spent on healthcare in the U.S., 66% is spent on administration and inappropriate care. We believe we play an important role in providing automation, transaction processing and information solutions to improve the efficiency and efficacy of healthcare.

Our strategy starts with the fundamental transaction in healthcare’s revenue cycle—the submission of claims from providers to third party payers. We estimate that we process approximately 45% of these electronic healthcare claims in the United States. Our revenue increases as we gain market share and provide advanced edit processing and other value-added products and services to the claims in real-time to add significant customer value. We are able to price incrementally for each of these additional products and services in addition to the pricing for the base claim. Further, due to an aging population and increasing automation in healthcare, the claims volume grows, also increasing revenue.

From our network, we capture the claim and related transaction information, combine that information with data we purchase, and create information solutions for pharmaceutical manufacturers and providers, such as pharmacies. Our information strategy is to continue to aggregate and integrate data from our processing network to create unique new products which build additional streams of revenue and expand margins. We also have an international expansion strategy to further leverage our proven business model. Today, we provide products and services to four major areas of the healthcare industry:

1)	Pharmacies (retail, mail order, Internet based and specialty)
2)	Hospitals
3)	Physicians
4)	Pharmaceutical manufacturers

By aggregating and integrating data from the three provider markets we increasingly create unique business insights for pharmaceutical manufacturers, or pharma. Our goal, as healthcare evolves, is to also expand our customer base to include payers, employers and consumers while reducing the effective cost per unit of data.

Building Blocks

The first and central building block of our business is being the primary information service company for the three major components of the pharmacy industry’s technology infrastructure. For pharmacies, we: (1) provide systems that optimize the prescription fulfillment process, the labor intensive element of the pharmacy business, (2) provide a value added claims processing and real time editing network that we believe has the highest performance, quality and integrity in processing claims to third party payers and (3) provide the data warehouse/analytical capabilities that can produce unique business management insights to pharmacy customers.

We believe we are the only company capable of integrating all three of these pharmacy technology functions to optimize our customers’ business models. In the financial and administrative areas we add value applications as diverse as workflow efficiency, pricing, product substitution, regulatory compliance and loss prevention. In the area of workflow efficiency for example, our solutions permit the prescription fulfillment process to allow parallel rather than sequential processing. This allows multiple specialists, often at different locations, to contribute to filling the prescription, resulting in a requirement for fewer pharmacists, currently in scarce supply, and greater throughput. Our customers benefit from needing fewer people, reduced hiring and training requirements and lower inventory levels with more turns.

In fiscal 2003, we also moved into the clinical application area with NDC Rx Safety Advisor, an application we believe will further differentiate us from our competitors. Our pharmacy application solutions directly affect a pharmacy’s cash flow and margins.

The acquisition of TechRx has strengthened our position in the key point-of-service prescription fulfillment area. Our strategy with TechRx’s new line of point-of-sale products is to convert the TechRx revenue model to a transaction based model to create a recurring revenue stream.

The next major building block is claims processing for hospitals, as well as providing claims editing to increase the acceptance rate by payers of hospital claims and assist hospital management in improving cash flow and reducing outstanding accounts receivable. NDC ePREMIS, a new platform for revenue cycle management launched in fiscal 2003, incorporates new technology, expands functional attributes and creates the base upon which new applications can be built. This expands our opportunity to increase revenue by providing a broader suite of integrated services to customers. This offering, using new application internet technology, allows us to upgrade our existing base of over 1,500 hospital customers, add new large hospitals and provides the opportunity to penetrate an entirely new market strata, small hospitals under 100 beds. Similar to our pharmacy offerings, the new workflow features of this offering permit multiple people to work with claims simultaneously, yielding greater efficiency and better workload balancing. NDC ePREMIS can also be integrated into hospital information systems provided by various major companies such as Siemens to further extend our market reach.

The third building block is the niche we have created in the physician market space. We have sold our solutions to more than 100,000 physicians primarily in the 1-3 physician practice group market. Physician’s offices utilize our software and systems to do patient scheduling, billing and manage accounts receivables. Because of the relative lack of automation in small physician offices, we believe these customers represent a unique opportunity for expanded electronic service. This electronic connection also assists our customers in improving their cash flow and provides an important communication channel to the physician. We have already connected systems for 13,000 physicians to an on-line network for electronic claims processing. Additionally, in conjunction with our pharmacy network and services, the predicted growth of e-prescribing provides an important opportunity for us to become a leader in this emerging application area.

These three markets enable us to create access to data to develop applications for the fourth building block – on-line, value added information products primarily for pharmaceutical manufacturing companies. By capturing claims and related transaction information through our network and combining it with purchased data, we can utilize our data analysis and data warehousing resources to allow our pharma customers to enhance their prescriber targeting capability, optimize sales force assignments, determine sales compensation and enhance competitiveness and margins. In addition, by providing pharma customers with access to the capabilities of our value-added pharmacy, hospital and physician networks, we are in a position to provide drug tracking to help eliminate counterfeit medicines and timely messages to assist patients and providers in enhancing the efficacy of their drug treatment.

In fiscal 2003, our share of the healthcare pharmaceutical information market was approximately 30% in the United States, based on the number of pharmaceutical sales representatives compensated utilizing our products, and we have a small partnership in the United Kingdom and a presence in Germany. In fiscal 2003, the pharmaceutical industry is faced with a slowing of new drug introductions. Industry analysts anticipate new drug introductions will accelerate in 2005 or 2006. In the interim, there will be pressure on our revenues from this group of customers. In the near term, domestic revenues in this market are likely to remain relatively flat, a result of the cyclical downturn in the pharmaceutical industry. We are committed to the information business and the pharma industry and will continue to invest in and manage the quality and cost effectiveness of our current applications. At the same time we intend to move into new areas of opportunity in which we can leverage our claims transaction processing to be a unique provider of insightful, value-adding applications. We believe these actions will position us well for the future.

Strategy

We have recently completed our strategic planning and budgeting process and believe that our strategy is sound and appropriate. To execute this strategy, we have developed an eight quarter plan (through fiscal 2005) which has three key priorities; focus on revenue growth, control operational and administrative costs to realize margin improvement, and generate significant cash to reduce debt. We believe this strategy, properly executed, will allow us to generate revenue growth even though our pharma revenue growth is expected to be relatively slow over the next eight quarters, with expected accelerating revenue and earnings growth toward the end of the eight quarter period. We also expect execution of our strategy to generate significant cash flow over the next eight fiscal quarters, allowing us to pay down our debt and reduce our interest expense.

While not our primary focus, during the next eight fiscal quarters, situations may come to our attention in which an acquisition would complement both objectives of strengthening the balance sheet and executing our strategy. In such events, we would expect to pursue such an opportunity.

Our eight quarter plan calls for:

•	Generation of more than $100 million in free cash flow, which we define as Net cash provided by operating activities less Capital expenditures and Dividends;
•	Significant reduction in our level of debt, thus reducing interest expense and lowering our debt to capital ratio toward a target of 35%;
•	Revenue growth in the low double-digit to mid-teens in both of our business segments by the fourth quarter of fiscal 2005;
•	Operating income margin expansion of more than 100 basis points by the fourth quarter of fiscal 2005 compared to the fourth quarter of fiscal 2003;
•	Continued investment in new products and services focusing on our four key development initiatives which are:

•	Developing the next generation pharmacy and mail order system platforms;
•	Building our unique Medical Repository database containing longitudinal data elements from all of healthcare;
•	Penetrating the growing market for electronic prescriptions; and
•	Gaining critical mass in our European operations in order to achieve profitability.

We have a number of new initiatives underway to allow us to realize the still very large untapped potential for our solutions in our existing markets. Our intensive execution focus has begun and we are confident about achievement of our eight quarter plan.

In the Network Services and Systems segment, where we serve pharmacy, hospital and physician providers, we expect to see low double-digit to mid-teens revenue growth in fiscal 2004. The key drivers to revenue growth in this segment are:

•	Further penetration of our provider customer base with additional value added transaction services to grow our revenue per claim;
•	Continued growth in claims;
•	New product and service offerings;
•	Roll out of new system technology platforms in pharmacy and hospital with a recurring revenue pricing model; and
•	Continued gains in market share.

One of our strategies is to increase the percentage of recurring revenue in the Network Services and Systems segment by shifting more of our pricing models to be transaction based. We recognize that this creates pressure on revenue growth in the short term as we transition to the new model but it builds a reliable recurring revenue stream. We expect operating income margins to expand in the Network Services and Systems segment primarily due to increasing transaction scale in a high fixed cost business and positive contribution from new products and services.

In the Information Management segment, while there are some recent positive announcements among the pharmaceutical manufacturers, we continue to take a cautious view about the timing of a rebound in pharmaceutical spending. Therefore, in our eight quarter plan we are assuming that we will continue to be impacted by conditions in the pharma industry. In fiscal 2004, we expect single digit revenue growth in this segment. Our plan reflects relatively slow domestic revenue growth in fiscal 2004 compared to fiscal 2003 with most of the year-over-year growth coming from international expansion. Our European initiative, particularly Germany, is very important to our overall strategy. Revenue is growing substantially although these operations are not yet profitable. We expect to become profitable in Europe as we gain scale.

In the short term, we expect operating income margins to decline in the Information Management segment due in part to costs associated with our international expansion, which includes higher costs to purchase historical data for new international products and countries. Margins are also impacted by the continued efforts of our domestic pharmaceutical customers to limit spending.

Longer term, we believe the future is bright for the Information Management segment. We will continue to generate additional revenue streams as we bring to market new solutions which leverage the claims processing resources of our network and move beyond the traditional sales and compensation product lines. We expect these products to have higher margins. As pharmaceutical manufacturers begin to accelerate the introduction of new drugs, we believe that pharma discretionary spending will increase and that our revenue growth in our various product lines in this segment will be in a mid-teens range by the fourth quarter of fiscal 2005. Operating income margins can also expand longer term through a re-acceleration of revenue in this high fixed cost business, tight costs controls, and achievement of profitability in our international operations.

For the total company, we expect revenue to increase in a low double-digit to mid-teens range in fiscal 2004. As we considered our fiscal 2004 guidance, we took into account the following increases in expenses:

•	Full year impact of higher interest expense associated with the debt financing completed in the first half of fiscal 2003;
•	A higher assumed tax rate of 37.5% versus 36%;
•	Anticipated finalization of rules requiring the expensing of stock options in the second half of fiscal 2004;
•	Additional amortization related to the second step of the TechRx acquisition;
•	Higher corporate costs associated with such items as additional pension expense and insurance premiums; and
•	Lower operating income margin in the Information Management segment due to efforts of our domestic pharmaceutical customers to limit spending and our need to purchase expensive historical data for international expansion.

These increased expenses will result in lower after tax margins in fiscal 2004 although we expect to see after tax margin acceleration over the eight quarter period. For fiscal 2004, we estimate that annual revenue will be approximately $475 to $490 million and diluted earnings per share will be in the range of $1.08 to $1.25 including planned restructuring charges described below. We expect to see a sequential decline in revenue due to our normal summer seasonal trend of approximately 3% to 5% in the first quarter of 2004 from the fourth quarter of fiscal 2003. And, for the same two periods, the sequential trend in earnings per share will be impacted by expenses related to new product roll outs and additional corporate expenses.

We expect to continue to be a strong generator of cash, with fiscal 2004 Net cash provided by operating activities in the range of $105 to $115 million. We expect free cash flow to be in the range of $55 to $65 million in fiscal 2004. We expect to use cash flow to reduce debt in fiscal 2004 and 2005 allowing us to reduce interest expense and reduce our debt to capital ratio. Our goal is to bring our debt to capital ratio down toward our target of approximately 35% over a two year period.

In a continuing effort to optimize our cost structure, we expect to incur restructuring charges of approximately $0.05 to $0.07 per share in the first half of fiscal 2004. These charges are largely related to actions we plan to take to consolidate locations and reduce headcount with the closing of the TechRx acquisition. Including these restructuring charges, we estimate that diluted earnings per share will be in the range of $1.08 to $1.25 for fiscal 2004.

We are confident in our strategy and in our ability to execute our eight quarter plan. As with any plan there are inherent risks, such as those discussed below in Additional Factors That May Affect Future Performance, as well as additional opportunities. Our biggest opportunity continues to be further penetrating our existing customer base. We are also aware of a number of other factors that could mitigate risks or perhaps favorably impact our results, including:

•	The Medicare drug benefit being mandated into law and the consequent growth of claims and value added transaction volumes;
•	Accelerated adoption for electronic prescribing;
•	Greater interest among pharma customers for our new solutions which leverage our claims processing network;
•	Acceleration of pharma demand for our unique longitudinal analysis and other services from our Medical Repository database;
•	Strengthening of conditions in the pharmaceutical manufacturing industry earlier than anticipated;
•	Increased demand for TechRx products among mail order pharmacies;
•	Accelerated customer installations of new products and platforms, particularly in the hospital and pharmacy markets; and
•	Changes in the international landscape that could create additional opportunities for our solutions.

There is no assurance that any of these factors will materialize in fiscal 2004 or at all.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions. Critical accounting policies are those policies that can have a significant impact on our financial position and results of operations and require complex judgments and the most significant use of these subjective estimates and assumptions. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Specific risks inherent in our application of these critical policies are described below. For all of these policies, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. These policies also often require difficult judgments on complex matters that may be subject to multiple sources of authoritative guidance. Additional information concerning our accounting policies can be found in Note 1 to our consolidated financial statements.

Revenue

Although we have several sources of revenue, in all cases, we recognize revenue when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, delivery and performance has occurred, and collectibility is probable. The most variable of these factors between our various businesses is determining when delivery and performance has occurred.

In our Information Management segment, we have two primary sources of revenue: database information reporting and consulting services. Database information reporting typically involves the delivery of products providing pharmaceutical information. These include products with a single delivery and products where multiple deliveries are made over a period of time. Revenue for products involving a single delivery is recognized when obligations to the customer have been fulfilled, which is typically upon delivery. Products with multiple deliveries over a period of time, usually 1 to 3 years, are generally unique in nature and therefore require more complex judgment to determine appropriate revenue recognition. In most cases, information of a similar type is delivered at equal intervals over a fixed period of time in which case revenue is recognized over the term of the contract using a straight-line model.

Our consulting services are typically provided for a fixed fee over a specific period of time. Because the terms of these contracts generally include multiple performance milestones, revenue for these services is recognized over the contract term as performance milestones specified in the contract are achieved. If we determine that we will incur a loss on a contract, we recognize the loss at the time the determination is made. These contracts typically average 6 to 12 months.

In our Network Services and Systems segment, the primary source of revenue is transaction fees charged for network services. We provide these services to our pharmacy, hospital, physician, and payer customers. These fees are generally based on the volume of services we provide to each individual customer. In most instances, this fee is charged per transaction and type of transaction while in some instances, these services are provided to large customers for a fixed monthly fee, regardless of each month’s actual transaction volume for a portion of the contract term. We have begun the rollout of hosted web browser based applications for our hospital and pharmacy customers. The per transaction charge for these services includes charges for the use of the application software, network, and other value added services. Revenue for these services is recognized each month as the services are rendered.

In our systems businesses, we also receive revenue from software licenses and related maintenance and support agreements. In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” These SOP’s provide guidance on applying accounting principles generally accepted in the United States for software revenue recognition transactions. Based on these authoritative statements, we recognize revenue as follows:

Revenues from the sale of software licenses and implementation services are recognized upon the date that the software is in operation at the customer site where vendor specific objective evidence, or VSOE, has been established for the undelivered elements of the customer contract, which typically is maintenance. In these cases, the maintenance revenue is recognized over the term of the maintenance contract. Where VSOE cannot be established for undelivered elements within the contract, the revenue related to license fees and implementation services are deferred and recognized upon acceptance over the remaining term of the contract, typically two or three years.

The software we license to our customers is generally one of two types. The most common software type performs functions such as scheduling and billing and is used by our customers to manage their businesses and connect to our network. Because this type of software has stand alone functionality (meaning that connection to our network is not required for the software to be functional), we recognize revenue for sales of these type products that are customer installed when the product is shipped. For products of this type that are installed by us or one of our affiliates, we recognize revenue when the software is installed. The other type of software is used by our customers to process transactions through our network. Because this software provides value to our customers only to the extent that they are utilizing our network services, revenue is recognized over the estimated life of the network services contract rather than when the software is installed. In instances where revenue is deferred over the term of a contract and we incur discrete incremental costs in providing the initial deliverable, we defer these costs and recognize them ratably over the contract term.

We provide software maintenance and customer support to our customers on both an as needed and long-term basis. Services provided outside a maintenance contract are on an as requested basis and revenue is recognized as the services are provided. Revenue for services provided on a long-term basis is recognized ratably over the terms of the contract.

Many of our physician systems are sold indirectly through value added resellers, or VARs. Because the VARs provide many of the services that we would otherwise provide (such as contract support, advertising, etc.), we provide them allowances to cover their cost of providing these services. We record revenue in accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products,” which requires that certain allowances be treated as reductions in revenue and allows other allowances, for which we receive separable, identifiable and quantifiable benefits, to be recorded as revenue and operating expense.

Capitalized software

Internally developed software held as property on our balance sheet consists of two types: software that we develop for sale to our customers and software that we develop that is for internal use in providing services to our customers. The costs associated with developing this software are capitalized differently depending on whether the software is for sale or for internal use. In each instance, in accordance with SFAS 86 or SOP 98-1 costs are capitalized only when the project has reached the point of technological feasibility or the application development stage. Costs incurred prior to this point are charged to earnings as research and development expense.

For software sold to our customers, in accordance with SFAS 86 we capitalize both direct and indirect development costs such as programmers’ salaries and benefits, outside contractor costs, computer time, and allocated facility costs. Completed projects capitalized under SFAS 86 are amortized after reaching the point of general availability using the greater of the amount computed using the straight-line method or the ratio that current revenues bear to the total of current and anticipated revenues, based on the estimated useful life of the project, normally five years. The life used for amortization is based on the projected period of time that we will either sell the product or use the product to provide services, typically five years.

For software used internally, in accordance with SOP 98-1 direct development costs such as programmers’ salaries and benefits, and fees paid to others for development are capitalized. Completed projects capitalized under SOP 98-1 are amortized using the straight-line method. The life used for amortization is based on the projected period of time that we will use the software to provide services, typically five years.

The actual useful life of the product or software may be longer or shorter than the estimated useful life. If the actual life is longer, we would continue to realize value from the asset while no longer recognizing a corresponding expense. If the actual life is shorter or we determine that the investment will not be recovered through the future sales of products or services, the remaining carrying amount may need to be amortized over a shorter period or a non-cash charge to earnings could be required. The net realizable value of capitalized software is monitored on a periodic basis to ensure that the investment will be recovered through the future sale of products or in the case of internal software, through use.

Investments

We consider and selectively enter into a variety of alliances, joint ventures and investments. As such, we maintain investments in both privately held and publicly traded entities.

Our investments in privately held entities are accounted for under either the cost, equity, or consolidation method, whichever is appropriate for the particular investment. The appropriate method is determined by our ability to exercise significant influence over the investee, through either quantity of voting stock or other means. We regularly review our investments for impairment issues and propriety of current accounting treatment. The primary method we use to determine whether or not an impairment issue exists is to compare the valuation of our investment with the underlying value of the entity in which we have an investment. We determine the underlying value of the entity based on a number of factors, including: the execution of business strategy and the steps that it has and is taking in the execution of that strategy, and the entity’s subsequent financing activity. If we determine that an impairment issue exists, we would realize the loss in Other income (expense) in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” If we determine that our accounting treatment should change from the cost to equity method, in accordance with the provisions of Accounting Principles Board Opinion No. 18, “Equity Method of Accounting for Investments in Common Stock” we would retroactively restate our previously issued financial statements as if we had always accounted for the investment under the equity method. If our level of investment increased to a level such that we directly or indirectly controlled the entity, we would consolidate the entity’s results into our consolidated financial statements.

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

Intangible assets

Intangible assets are created when the purchase price of an acquired business exceeds the value of its tangible assets. For any significant business we acquire, we obtain a valuation from an independent specialist which assists in the identification of any specific intangibles and provides assistance in our determination of an estimated value and life for each. Goodwill exists where our purchase price exceeds the value of tangible assets plus these specifically identified intangible assets.

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

SFAS 142, “Goodwill and Other Intangible Assets,” requires that goodwill no longer be amortized but be reviewed for impairment on a regular basis. The goodwill impairment test has two steps. The first step is to compare the fair value of each reporting unit with its book value. We completed these tests during the second quarter of fiscal 2003 by comparing the present value of the estimated future cash flows of each of our reporting units to the book value of that unit’s assets. Our reporting units are defined as our Pharmacy, Hospital, and Physician businesses in our Network Services and Systems segment plus our total Information Management segment. For each of our reporting units, we found that the estimated fair value exceeded the net book value of the unit and therefore the second step was not necessary. Due to the size of the TechRx acquisition, we updated our test for the Pharmacy reporting unit as of May 30, 2003 and found that no adjustments were required.

If the estimated current value of future cash flows of any reporting unit had been lower than its book value, the second step would have been to calculate the possible impairment by comparing the implied fair value of goodwill with the carrying amount. Any impairment would require a non-cash charge to earnings in the period in which the impairment was identified. We will conduct these same tests going forward at least annually to ensure that goodwill carried on our balance sheet is properly valued.

Recently Issued Accounting Pronouncements

We adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in the first quarter of fiscal 2003. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. The adoption of SFAS 144 has not had a material impact on our results of operations or financial position.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies Emerging Issues Task Force (“EITF”) 94-3. We have adopted SFAS No. 146 and believe that the statement will not have a material effect on our future results of operations. However, the statement will likely change the timing of recognition of any future restructuring activity.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which significantly changed the practice in the accounting for, and disclosure of, guarantees. The Interpretation requires certain guarantees to be recorded at fair value. The adoption of this statement has not had a material impact on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS 148 provides transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” We currently account for stock-based compensation in accordance with APB No. 25, “Accounting for Stock Issued to Employees” and the disclosure requirements of SFAS 123. We have adopted the disclosure requirements of SFAS No. 148.

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently evaluating several business relationships or interests that could possibly be considered variable interest entities and whether we would have to consolidate or deconsolidate such entities.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. We believe that the adoption of this statement will not have a material effect on our future results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 affects the issuer’s accounting for three types of freestanding financial instruments. These are mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets; put options and forward purchase contracts; and obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We believe that the adoption of this statement will not have a material effect on our future results of operations.

Financial Review

A comparison of fiscal 2003 to fiscal 2002 financial results shows the following:

•	Revenue grew 21.6% to $429.6 million from $353.4 million.
•	Operating income grew 16.6% to $89.9 million from $77.1 million.
•	Operating income margin decreased to 20.9% from 21.8%.
•	Net income increased 102.6% to $30.6 million from $15.1 million.
•	Diluted EPS increased 104.7% to $0.88 from $0.43.

We operate our business as two fundamental segments: Network Services and Systems, and Information Management. Network Services and Systems provides electronic connectivity to our NDCHealth Intelligent Network and system solutions throughout the healthcare industry. Information Management provides management information, research, and consulting services to pharmaceutical manufacturers and pharmacy chains. Other Revenue includes results from divested businesses. Other Operating income includes results from divested businesses in 2000 and 2001, and restructuring, impairment and other charges in fiscal 2001. More information concerning segments can be found in Note 12 of the Notes to our consolidated Financial Statements.

(In millions, except per share data)
	2003	2002	2001	2003 vs. 2002 Change		2002 vs. 2001 Change
Revenue:
Information Management	$156.8	$150.4	$136.6	$6.4	4.3%	$13.8	10.1%
Network Services and Systems	272.8	198.6	176.0	74.2	37.4%	22.6	12.8%

Subtotal revenue	429.6	349.0	312.6	80.6	23.1%	36.4	11.6%
Other	—	4.4	24.5	(4.4)	(100.0)%	(20.1)	(82.0)%

Total revenue	$429.6	$353.4	$337.1	$76.2	21.6%	$16.3	4.8%

Operating income:
Information Management	$30.6	$26.6	$19.8	$4.0	15.0%	$6.8	34.3%
Network Services and Systems	59.3	51.1	35.6	8.2	16.0%	15.5	43.5%
Other	—	(0.6)	(1.6)	0.6	100.0%	1.0	62.5%

Total operating income	$89.9	$77.1	$53.8	$12.8	16.6%	$23.3	43.3%

Income before discontinued operations	$30.6	$15.1	$24.2	$15.5	102.6%	$(9.1)	(37.6)%

Net income	$30.6	$15.1	$32.5	$15.5	102.6%	$(17.4)	(53.5)%

Diluted earnings per share before discontinued operations	$0.88	$0.43	$0.71	$0.45	104.7%	$(0.28)	(39.4)%
Diluted earnings per share	$0.88	$0.43	$0.95	$0.45	104.7%	$(0.52)	(54.7)%

Revenue

Total revenue increased $76.2 million, or 21.6%, to $429.6 million in fiscal 2003 from $353.4 million in fiscal 2002. Total revenue increased $16.3 million, or 4.8%, to $353.4 million in fiscal 2002 from $337.1 million in fiscal 2001. On a segment basis, Information Management revenue grew $6.4 million, or 4.3%, to $156.8 million in fiscal 2003 from $150.4 million in fiscal 2002. Information Management revenue grew $13.8 million, or 10.1% to $150.4 million in fiscal 2002 from $136.6 million in fiscal 2001. The increase from fiscal 2002 to fiscal 2003 was due to sales of new products and increased sales of existing products. The increase from fiscal 2001 to fiscal 2002 was due to increased sales in Europe and in the U.S. of contracted projects. Network Services and Systems revenue grew $74.2 million, or 37.4%, to $272.8 million in fiscal 2003 from $198.6 million in fiscal 2002. Network Services and Systems revenue grew $22.6 million, or 12.8%, to $198.6 million in fiscal 2002 from $176.0 million in fiscal 2001. $40.8 million of the increase from fiscal 2002 to fiscal 2003 was due to the acquisition of TechRx and ScriptLINE with the remaining growth of $33.4 million resulting from increased transaction volumes and sales of new products. The increase from fiscal 2001 to fiscal 2002 was due to increased transaction volumes and growth in customer base in the pharmacy and hospital markets and increased revenue from our network adjudication for pharmacies. Revenue from divested businesses (Other) accounted for $4.4 million and $24.5 million of our revenue in fiscal 2002 and 2001, respectively.

Operating Expenses

Our most significant expenses are compensation, data costs, depreciation and amortization, and communications expense. Together these expenses represented over 64% of our operating expenses in fiscal 2003. Cost of service includes certain compensation, computer operations, data costs, consulting services, telecommunications, customer support, and application maintenance expenses. Sales, general and administrative expense includes certain compensation, sales, marketing, administration, and corporate overhead expenses.

Compensation Expense

As a service organization, compensation is our largest expense and we continue to monitor it closely. In general, we are not always able to pass our inflationary cost increases on to our customers. As our costs go up, we must find new ways to operate our business in order to reduce costs and improve productivity. This includes addressing under-performing projects, products and people.

As a percent of revenue, compensation expense, which includes incentive pay, commissions, and related fringe benefits, and is net of capitalized labor, has been decreasing. This decrease is due to increased productivity as a result of our training initiatives and cost control efforts, divestiture of less productive businesses, and the scalability of our business model. We will continue to look for ways to improve efficiencies, including centralization, in our businesses.

(In millions)	2003	2002	2001
Compensation expense, net of capitalized labor	$114.7	$101.7	$114.3

Revenue	$429.6	$353.4	$337.1

Percent of revenue	26.7%	28.8%	33.9%

Cost of Service

Cost of service, or COS, includes certain compensation, computer operations, data costs, consulting services, telecommunications, customer support, and application maintenance expenses. COS increased $39.7 million, or 22.7%, to $214.6 million in fiscal 2003 from $174.9 million in fiscal 2002 due to the acquisition of TechRx. COS increased $6.2 million, or 3.7%, to $174.9 million in fiscal 2002 from $168.7 million in fiscal 2001. As a percent of revenue, during fiscal 2003, 2002, and 2001, COS expense was 50.0%, 49.5%, and 50.0%, respectively. We expect that COS, as a percentage of revenue, will be relatively consistent in 2004.

Data Costs

We buy data from various sources to supplement our own data collection efforts. As a percent of revenue, data costs decreased slightly from fiscal 2002 to fiscal 2003. We are actively pursuing programs to continue to contain data costs, including exploring new areas of opportunity where data is less costly.

(In millions)	2003	2002	2001
Data costs	$56.4	$47.1	$37.1

Revenue	$429.6	$353.4	$337.1

Percent of revenue	13.1%	13.3%	11.0%

Communications Costs

Communications costs have been declining as a percent of revenue. In fiscal 2002 we began offering a frame network to our customers. The frame network provides a secure and reliable form of communications at a lower cost than private lines. We also negotiated new contracts with our vendors under more favorable terms. We continue to look at new technologies that will allow us to provide superior service to our customers at reduced cost. However, because competition in the telecommunications industry has resulted in historically low communications costs, we do not expect significant future reductions in communications costs.

(In millions)	2003	2002	2001
Communication costs	$17.0	$14.6	$19.8

Revenue	$429.6	$353.4	$337.1

Percent of revenue	4.0%	4.1%	5.9%

Software Costs

Software costs are related to the development of new products and maintenance and enhancement of existing products. We capitalize the cost of developing software held for sale to our customers as well as software used internally to provide services to our customers. Depreciation expenses associated with capitalized software are discussed below under Depreciation and Amortization.

Our current focus is developing new products such as T-Rex Enterprise, Next Generation Projection, ePrescribing, Weekly SNR, Canada PPE, Dynamic Claims Analyzer, Future Rx, Payment Optimizer, Fraud & Abuse, RX Safety Advisor, and products for the United Kingdom and German markets. Capitalized software development costs increased from fiscal 2002 to fiscal 2003 reflecting increased development effort due to the acquisition of TechRx. Total costs associated with software development for TechRx were $16.1 million in fiscal 2003. Approximately $15.7 million of these development costs were capitalized resulting in net development expense associated with TechRx of approximately $0.4 million. TechRx software maintenance expense was $1.7 million in fiscal 2003.

(In millions)	2003	2002	2001
Total costs associated with software development	$37.7	$18.9	$17.5
Less: capitalization of internally developed software	(31.6)	(12.0)	(9.0)

Net software development expense	6.1	6.9	8.5
Software maintenance expense	9.9	9.8	10.6

Total net software expense	$16.0	$16.7	$19.1

Revenue	$429.6	$353.4	$337.1

Capitalization as a % of revenue	7.4%	3.4%	2.7%

Total net software expense as a % of revenue	3.7%	4.7%	5.7%

Sales, General and Administrative Expense

Sales, general and administrative, or SG&A, expense consists primarily of salaries, wages and expenses relating to sales, marketing, administrative and management employees, employee training costs, and occupancy of leased space directly related to these functions. SG&A expense increased $12.2 million, or 15.8%, to $89.2 million in fiscal 2003 from $77.0 million in fiscal 2002 due to increased sales and marketing costs. SG&A expense decreased $0.6 million, or 0.8%, to $77.0 million in fiscal 2002 from $77.6 million in fiscal 2001. As a percent of revenue, during fiscal 2003, 2002, and 2001, SG&A expense was 20.8%, 21.8%, and 23.0%, respectively. This decline in SG&A margin is due to centralization efforts and cost containments. We expect that SG&A expense, as a percentage of revenue, will be flat or increase in 2004 due to continued investment in our sales and marketing programs to support the roll out of new products, increased corporate governance expenses, and increases in equity compensation programs.

Depreciation and Amortization

Depreciation and amortization expense increased in fiscal 2003 from fiscal 2002 as a result of the TechRx and ScriptLINE acquisitions in the fourth quarter of fiscal 2002. Depreciation and amortization expense decreased significantly in fiscal 2002 from fiscal 2001 due to our adoption of SFAS No. 142. Because goodwill was no longer amortized in fiscal 2002, amortization expense decreased $7.2 million from fiscal 2001. Depreciation and amortization expense will increase in fiscal 2004 as newly developed products are placed in service and intangible assets acquired in the TechRx acquisition are amortized.

(In millions)	2003	2002	2001
Depreciation and amortization	$30.9	$24.4	$34.7

Revenue	$429.6	$353.4	$337.1

Percent of revenue	7.2%	6.9%	10.3%

Operating Income

Operating income grew $12.8 million, or 16.6%, to $89.9 million in fiscal 2003 from $77.1 million in fiscal 2002. Operating income grew $23.3 million, or 43.3%, to $77.1 million in fiscal 2002 from $53.8 million in fiscal 2001. Operating income growth from fiscal 2002 to fiscal 2003 was slower than revenue growth due to the inclusion of TechRx, Restructuring, impairment and other charges of $2.3 million, and Acquisition related expenses of $2.8 million. A portion of the increase in Operating income from fiscal 2001 to fiscal 2002 was due to our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 deals with, among other things, amortization of goodwill. Because goodwill was no longer amortized in fiscal 2002, amortization expense decreased $7.2 million from fiscal 2001. The remainder of the increase from fiscal 2001 to fiscal 2002 was due to increased leverage of our infrastructure.

Fiscal 2001 and 2000 represented a major transition period for our company. The decision was made to focus management attention on the core information management and network services and systems businesses. Accordingly, actions were initiated to eliminate non-core as well as obsolete and redundant product and service offerings. In addition, we accelerated clearinghouse integration, consolidation of locations, and associated staff and expense reductions.

The majority of these actions were completed during fiscal 2000. However, as these actions were finalized and implemented, an additional $2.2 million of restructuring and impairment charges were incurred during the second quarter of fiscal 2001. Of this total, approximately $1.2 million were cash items that were accrued at the time the charges were incurred. These cash items include severance and related costs of $1.1 million and facility exit costs of $0.1 million. The severance and related costs arose from actions to reduce personnel staffing in areas of redundant operations and activities. These charges reflect 58 specifically identified executives and employees who were informed of their termination during the second quarter of fiscal 2001. The facility costs relate to a location that was closed during that quarter. The remaining $1.0 million of this impairment charge was the result of the write down and divestiture of a non-core operation.

Provision for Income Taxes

Our effective tax rate in fiscal 2003, 2002, and 2001 was 41.8%, 42.9%, and 38.7% respectively. In fiscal 2003, our base rate was 36%. However, certain capital losses related to the loss on investments in fiscal 2003 may not be deductible for tax purposes and therefore have not been provided in the provision for income tax, thereby increasing our effective tax rate. In fiscal 2002, our base rate was 36%. However, the valuation adjustment in our MedUnite investment provided a tax benefit of only 31%, thereby increasing our effective tax rate. In fiscal 2001, our base tax rate was 38.5%. However, restructuring and impairment charges and other unusual items provided a tax benefit of only 35%, thereby increasing our effective tax rate.

Interest and Other Expense

Interest and other expense consists primarily of interest expense, amortization of debt issuance costs and other miscellaneous non-operating expense. As a percent of revenue, during fiscal 2003, 2002, and 2001, interest and other expense was 5.1%, 2.7%, and 2.4% respectively. As discussed in Liquidity and Capital Resources below and in note 10 of the notes to our consolidated financial statements, we completed a refinancing in fiscal 2003. We expect interest expense to be higher in fiscal 2004 due to the additional debt and higher weighted average rates being in place for the full fiscal year.

Liquidity and Capital Resources

Payments from our customers are our greatest source of liquidity. Additional sources of liquidity include our credit facility, financing under capital lease arrangements, vendor financing, and issuances of common stock and other instruments. The cash provided by these sources has a variety of uses. Most importantly, we must pay our employees and vendors for the services and materials they supply. Additional uses include, among other things, expenditures for new capital equipment, development of additional products, investments in alliances, acquisitions, payment of taxes, payment of dividends, extension of credit to our customers, and to generally fund our operations.

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

Net cash provided by operating activities was $103.6 million for fiscal 2003, an increase from $62.7 million in fiscal 2002. Net income adjusted for non-cash items including Equity in losses of affiliated companies, Restructuring, impairment and other charges, Early extinguishment of debt charges, Loss related to investments, and Depreciation and amortization was $80.8 million in fiscal 2003 compared to $82.5 million in fiscal 2002. Net operating loss carry-forwards, or NOLs, related to our continuing operations allowed us to reduce our cash tax payments by $19.4 million in fiscal 2003. The majority of the benefit received from NOL’s in fiscal 2002 was provided by discontinued operations and therefore is not included in Net cash provided by operating activities. Thus, on a combined basis, income taxes in fiscal 2003 versus fiscal 2002 represent an increase in cash flow of $30.9 million. As a result of our acquisition of TechRx, in fiscal 2004 we will begin to recognize the benefit of NOLs previously generated by TechRx of approximately $50 to $60 million. We expect to be able to utilize approximately half of this benefit in fiscal 2004 thereby reducing our cash tax payments by approximately $9 to $11 million in fiscal 2004, positively impacting Net cash provided by operating activities.

The other primary driver of the increase in operating cash flows in fiscal 2003 versus fiscal 2002 is an emerging item, Accrued interest on long term debt. In November 2002 we completed a refinancing discussed in detail below, which significantly increased our interest expense from the prior year. Because interest payments on the $200 million of senior subordinated notes issued in the refinancing are made on June 1 and December 1 of each year, we had a significant amount of accrued interest on our balance sheet at May 30, 2003. Cash payment of this interest will be made in the first quarter of fiscal 2004. Other significant differences between fiscal 2003 and fiscal 2002 are Accounts receivable, Prepaid and other current assets, Accounts payable and accrued liabilities, and Deferred revenue. Collectively, these changes in working capital used $14.8 million of cash in fiscal 2003 versus $11.3 million of cash in fiscal 2002. Changes in working capital are the result of the timing of receipts from our customers and our payments to vendors, and the timing difference between billing customers for services as required by their contracts and our recognition of related revenue. In our Network Systems and Services segment, our strategy is to market a complete set of solutions rather than individual products that we emphasized in the past. As a result, more of our network contracts are subject to EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” The impact is an increase in cash and Deferred revenue as the customer may remit payment in advance even though revenue is recognized in future periods.

The nature of an information services business is such that it requires a substantial continuing investment in technology equipment and product development in order to expand the business. We are generally able to internally fund these investments from excess cash generated from operations. Additionally, historically we have also expanded our business through acquisitions and strategic investments in other businesses. The cash we use to expand our business is shown as Net cash used in investing activities. Capital expenditures, which reflect our investment in equipment and product development such as software costs discussed above, were $44.8 million in fiscal 2003, including $31.6 million in capitalized software costs and $2.0 million in capitalized interest; and $31.0 million in fiscal 2002, including $12.0 million in capitalized software costs. The increase in Capital expenditures in fiscal 2003 is due primarily to TechRx. Capital expenditures attributable to TechRx were $17.1 million in fiscal 2003 and primarily represent the continuing investment in the next generation pharmacy systems platform. Capital expenditures were funded from cash from operations in both years. Because our credit facility discussed below places limitations on our level of capital expenditures, we do not expect capital expenditures to exceed $45.0 million in fiscal 2004, including approximately $28 million in capitalized software costs.

We used $116.1 million of cash in fiscal 2003 to complete acquisitions, primarily the completion of our acquisition of TechRx. We acquired a controlling interest in TechRx in fiscal 2002 as the first step of an agreement to acquire all of their outstanding shares in a two-step transaction. Under the second step, which closed on May 27, 2003, we acquired all remaining shares in TechRx from minority stockholders for $5.55 in cash for each TechRx common share, or an aggregate of $109.7 million, net. Additionally, we used $8.2 million of cash in fiscal 2003 for Investing activities and other non-current assets, which primarily represents payment of merger related costs associated with our acquisition of TechRx and $6.0 million for the acquisition of German pharmaceutical data related to the development of a new informatics product. During fiscal 2002, the acquisition of a controlling interest in TechRx and select assets of ScriptLINE from Arclight Systems used cash totaling $119.6 million. Acquisitions in fiscal 2001, including our German informatics business and a printing services business in the U.S, used $23.2 million of cash. The fiscal 2001 acquisitions were funded with cash from operations whereas the fiscal 2003 and 2002 acquisitions were funded with both borrowings under our credit facility and cash from operations.

In November 2002, we completed a refinancing that included a new $225 million senior secured credit facility and the issuance of $200 million of 10 ½% Senior Subordinated Notes due 2012 in an unregistered offering pursuant to Rule 144A and Regulations under the Securities Act of 1933. We intend to offer to exchange the unregistered notes for substantially identical registered senior subordinated notes following the filing of this report.

The $225 million senior secured credit facility consists of a $100 million five-year revolving credit facility and a $125 million six-year term loan. This secured credit facility replaced our $150 million unsecured revolving line of credit and became effective on November 26, 2002. The $100 million revolving credit facility is available for working capital and general corporate purposes and has a variable interest rate based on market rates. As of May 30, 2003, no borrowings were outstanding under the revolving credit facility. The $125 million term loan has a variable interest rate based on market rates with a floor of 6%.

Borrowings under the credit facility are guaranteed by our material domestic subsidiaries. Our obligations under the credit facility are secured by a pledge of the capital stock of our domestic subsidiaries and 66% of the voting stock of our first-tier material foreign subsidiaries. Our obligations are also secured by a perfected lien and security interest in substantially all of our and such domestic subsidiaries’ tangible and intangible assets. Under certain circumstances, future material subsidiaries will be required to guarantee the credit facility and to secure their guarantees with substantially all of their tangible and intangible property. Similarly, under certain circumstances, we will pledge 66% of the voting stock of our future first-tier foreign subsidiaries to the lenders under the credit facility.

The credit facility contains certain financial and non-financial covenants customary for financings of this nature, such as limiting our level of capital expenditures and requiring us to maintain a certain leverage ratio of debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). EBITDA is defined in the credit agreement as income before equity in losses of affiliated companies, plus income taxes, interest expense, depreciation and amortization, and certain other non-cash losses on asset disposition, less minority interest in losses. As of May 30, 2003, we were in compliance with all restrictive covenants and expect to remain in compliance in the foreseeable future.

The $200 million senior subordinated notes are our senior unsecured subordinated obligations, will mature on December 1, 2012, and are classified as fixed rate borrowings. The notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by the subsidiary guarantors that guarantee our credit facility. The notes bear interest at a rate of 10 ½% per year and interest is payable on June 1 and December 1 of each year. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months. As of May 30, 2003, the fair market value of the notes was approximately $213.0 million.

We received $118.7 million in proceeds from the $125 million term loan, net of $6.3 million in costs related to the entire $225 million credit facility, and $193.0 million in proceeds from the issuance of the notes, net of $7.0 million in debt issuance costs. The issuance costs associated with the refinancing are being amortized over the life of the credit facility and notes.

We used $91 million of the net proceeds from the refinancing to repay all indebtedness outstanding under our previous revolving credit facility. As a result of the retirement of this credit facility, we incurred $0.8 million in early extinguishment charges. $145.9 million of the net proceeds from the refinancing were used for redemption of our 5% convertible subordinated notes due November 2003. The redemption amount consisted of $143.8 million in principal, $1.1 million in accrued interest, and $1.0 million in early redemption premium. As a result of the redemption of the convertible notes, we also incurred a charge of $0.4 million for the write-off of debt issuance costs.

We borrowed $91 million under our $150 million unsecured revolving line of credit in fiscal 2002 in order to partially fund the acquisitions described above. In fiscal 2001, we used $68.5 million of the $77.6 million cash dividend from Global Payments to pay the balance outstanding under our previous line of credit at the time of the spin-off.

Stock activities provide us an additional source of liquidity. Stock activities are primarily related to the exercises of employee stock options and issues under the employee stock purchase plan. In fiscal 2003, issuance of shares of our common stock generated $4.6 million versus $6.6 million in fiscal 2002. Although the issuance of additional shares provides us with liquidity, it results in a dilution of each individual stockholder’s equity. Another use of cash is the payment of dividends which totaled $5.6 million in fiscal 2003 and $5.5 million in fiscal 2002.

Net operating loss carry-forwards related to our discontinued operations allowed us to reduce our cash tax payments by $6.1 million in fiscal 2003 and $21.2 million in fiscal 2002. We do not expect any additional benefit from NOL’s related to our discontinued operations. Discontinued operations also used $5.9 million in fiscal 2003, primarily in the settling of liabilities, versus $6.8 million in fiscal 2002.

We believe that our current level of cash on hand, future cash flows from operations, and our credit facility are sufficient to meet our operating needs in 2004.

A summary of our contractual obligations are presented below:

(In millions)
Contractual Obligations	Payments Due by Period
	0-3 years	4-5 years	After 5 years	Total
Long-term debt	$21.6	$57.8	$248.4	$327.8
Capital lease obligations	1.6	—	—	1.6
Operating leases	36.8	8.6	12.7	58.1
Purchase obligations	30.3	19.5	—	49.8

Total contractual obligations	$90.3	$85.9	$261.1	$437.3

Competitive Forces

As stated in Item 1 “Business” of this report, we have a number of competitors. We compete with in-house capabilities of healthcare organizations. We compete with other vendors of information products and services in the healthcare information industry such as IMS Health, Inc. We compete with other providers of transaction services such as WebMD Corp. We also compete with a number of smaller vendors of pharmacy, physician, provider, and hospital solutions.

A key factor for our success in the competitive landscape is speed to market of innovative new products and product enhancements that provide benefit to our customers. Products added in fiscal 2003 include:

•	T-Rex One: a first-of-its kind next generation pharmacy system has been rolled out to independent pharmacies. Included in the T-Rex One package are third–party claims transmissions via the NDCHealth Intelligent Network, NDC Pre and Post Editing, software and upgrades, centralized prescriber and product pricing data, automated data backup and storage, electronic prescription capability, digital signature capture, POS interface and a variety of reports.
•	NDC Rx Safety Advisor: provides chain and independent retail pharmacies medication error prevention during the dispensing process by monitoring when characteristics of a prescription claim indicate there is a likelihood that a different medication, dispense quantity, or days supply is more appropriate.
•	Network Traffic Reporter: is a client specific audit and reporting tool for monitoring and managing the performance of prescription claims processors.
•	NDC ePREMIS Claims Management: helps hospitals manage their revenue cycle and control their financial performance. Claims Management improves provider efficiencies and contributes to increased margins and productivity by reducing the steps necessary to perform routine claims management . NDC ePREMIS Claims Management is a workflow-oriented, Web-based claims management system with the most editing capability in the industry and an intuitive user interface that helps hospitals manage their revenue cycle. NDC ePREMIS provides access to over 1,000 payers through NDCHealth’s clearinghouse, accredited by Electronic Healthcare Network Accreditation Commission. Claims Management is delivered via a reliable, secure remote application service that allows customers to reduce personnel and equipment costs, minimize up front investment in hardware and software and provide continuous updates to assure the most robust capabilities are available to the hospitals staff at all times.
•	NDC ePREMIS Eligibility: reduces the number one cause of rejected claims, unconfirmed third-party payer eligibility. NDC ePREMIS Eligibility is an integrated, real-time insurance eligibility verification solution which provides broad access, through a single user interface, to almost 400 payers, transaction routing flexibility, password management and the storage of transactions for retrospective review so the correct eligibility data is always available even when patient coverage changes.
•	NDC Practitioner LinkMaster: a relational identifier that links multiple data supplier identifiers to a unique practitioner, providing a current, stable database of practitioner information.
•	NDC Weekly Payer RX Organization: enables pharmaceutical manufacturers to target and measure performance and compensation on a weekly basis.

Government Regulation

The direction of the healthcare industry is influenced by legislation at both the federal and state levels. Forced changes through legislation can be disruptive to business processes and strategies, but at the same time can provide opportunities for us, given our scale, market presence, knowledge base and information solutions scope. For example, should the much discussed drug benefit program under Medicare become law, we expect it would provide us with more transaction processing/editing opportunities, as well as create a need for new insights from our informatics offerings for both the pharmaceutical manufacturer and pharmacy markets. All of our products are designed to be compliant with HIPAA regulations. However, additional federal or state legislation relative to patient privacy or utilization of physician prescribing information could adversely affect the scope of our informatics offerings. As we become aware of changes, we intend to incorporate possibilities into strategy alternatives and be prepared to capitalize on opportunities.

Relationships and Alliances

Cardinal Health Alliance

In May 2002, we entered into a strategic alliance with the Pharmaceutical Distribution and Provider Services segment of Cardinal Health, Inc., to market and develop products and services for the healthcare industry jointly. As part of the alliance, NDCHealth editing services under the ScriptLINE brand will continue to be offered to pharmacies exclusively by Cardinal Health. The alliance also provides for joint development between us and Cardinal Health of additional marketing programs, products and services. We continue to grow ScriptLINE together and are pursuing several new strategic initiatives.

Cegedim Alliance

In December 2001, we created a joint venture in the United Kingdom with Cegedim, S.A., a French information services company. We have combined our informatics businesses under the name InfoPharm to broaden the product offerings to pharmaceutical manufacturers in the United Kingdom. The financial results of the joint venture are recorded on our statement of operations as Equity in losses of affiliated companies.

MedUnite Alliance

During July 2001, in exchange for the contribution of the assets of our physician network services business, we received an interest and became an investor in MedUnite, Inc. along with several leading U.S. health insurance companies. MedUnite offered a nationwide EDI-based transaction system to connect providers and payers.

On August 19, 2002, the financial advisors to MedUnite’s Board of Directors advised us that they had evaluated several preliminary proposals related to a recapitalization plan and selected parties with which they intended to proceed with a potential recapitalization or sale transaction. In addition, we understood that other parties had indicated their interest in submitting a proposal to MedUnite. At that time, the net carrying value of our investment was approximately $52.6 million, consisting of $44.7 million in equity, $5.4 million in convertible debt, and $2.5 million in promissory notes and accrued interest. Based upon the information received from MedUnite’s financial advisors, as well as an updated evaluation of MedUnite’s results and of capital market conditions, we determined that the fair value of our investment was approximately $12.2 million, the amount of proceeds that we expected to receive from the recapitalization or sale of MedUnite. Therefore, in accordance with the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” we incurred a $41.0 million non-cash charge in fiscal 2002 to reduce the carrying value of our equity investment in MedUnite.

Following the charge to reduce the carrying value of the investment, we continued to believe that our investment in MedUnite was recoverable and believed our investment in MedUnite was appropriately valued at approximately $12.2 million, consisting of $4.2 million in equity, $5.4 million in convertible debt, and $2.6 million in promissory notes and accrued interest.

On December 31, 2002, ProxyMed, Inc. purchased MedUnite, and in exchange for our equity investment in MedUnite of $4.2 million, we received convertible debt totaling $2.4 million from ProxyMed. Our remaining investment in MedUnite, consisting of $5.4 million in convertible debt, $2.6 million in promissory notes and accrued interest, and trade receivables from MedUnite of $1.2 million (not included in the carrying value of our investment) was restructured into a $2.2 million three-year note from ProxyMed. In order to determine the appropriate carrying value of the convertible debt and note issued by ProxyMed, we evaluated the interest rates of the convertible debt and the new note, the long-term nature of the note, our current borrowing rate, and the financial condition of ProxyMed and its ability to satisfy the terms of the convertible debt and note. Accordingly, during fiscal 2003 we recorded a charge of $12.5 million to record the loss on the value of our investment and to establish a reserve for trade receivables owed by MedUnite. Of this charge, $11.6 million is related to our investment basis and is included in our statement of operations in Loss related to investments and $0.9 million is related to trade receivables and is included in our statement of operations in Restructuring, impairment and other charges.

In conjunction with the sale of our interest in MedUnite to ProxyMed, we also evaluated other aspects of our MedUnite relationship. As part of this evaluation we identified an additional $1.4 million of trade receivables that we believe became uncollectible as a result of the change in relationship with MedUnite. Accordingly, we recorded a charge of $1.4 million, which is included in our statement of operations in Restructuring, impairment and other charges, in fiscal 2003 to reserve for these receivables. Because of on-going claims related to our investment in MedUnite and the impairment of other related assets, an additional charge of $3.3 million was recorded during the third quarter of fiscal 2003. Because the claims were resolved for a lesser amount than originally reserved, $0.5 million of this charge was reversed in the fourth quarter of fiscal 2003. This net charge is included in Loss related to investments.

In fiscal 2003, revenue related to MedUnite prior to the sale to ProxyMed was approximately $5.9 million.

Global Payments

On February 1, 2001, we completed the spin off of Global Payments, Inc., our former payment services business. Because of the nature of certain systems we shared with Global Payments, prior to the spin-off, we jointly determined that it was in the best interest of both companies for us to continue to provide services to Global Payments utilizing these systems. Therefore, we entered into a network services agreement whereby we provide transaction processing services for Global Payments. Global Payments reimburses us for these services at a rate that approximates our costs and is established annually. The initial term of the agreement ends January 30, 2004 and is extendable for two additional years. In addition, Global Payments currently occupies an office building we own that is adjacent to our corporate headquarters. We maintain the building, which Global Payments occupied prior to the spin-off, as a part of our corporate campus. As part of the spin-off agreement, the building is currently leased to Global Payments at a rate that approximates our cost of maintaining the building for a term ending January 31, 2004. We are currently negotiating an extension of this lease to coincide with an extension of the network services agreement.

Additional Factors That May Affect Future Performance

In addition to the other information provided in our reports, including this report, the following risk factors may affect our business, results of operations or financial condition. We have provided the following risk factor disclosure in conjunction with our continuing effort to qualify our written and oral forward-looking statements for the protection of any safe harbor provision that protects companies from securities law liability in connection with such forward-looking statements. We undertake no obligation to update or revise our forward-looking statements or these risk factors to reflect future developments, changed assumptions, the occurrence of unanticipated events or changes to future operating results. Important factors currently known to our management that could cause actual results to differ materially from those in forward-looking statements include the disclosures contained elsewhere in this report and the following:

We may experience volatility in our stock price.

The market price of our common stock may experience significant volatility from time to time. Such volatility may be affected by factors such as our quarterly operating results or changes in the economy, financial markets or the healthcare information and transaction processing industries, specifically, or the healthcare industry in general. In recent years, the stock market has experienced extreme price and volume fluctuations which have sometimes affected the market price of the securities issued by a particular company which may be unrelated to the operational performance of the company. This type of market effect could impact our common stock price as well. In addition, we may be subject to securities class action litigation if the market price of our stock experiences significant volatility. Our management’s attention and resources may be diverted from normal operations if we would become subject to any securities class action, which may have a material adverse effect on our business.

Intense competition could damage our sales and profitability.

If we are unable to compete successfully with providers of systems and services similar to ours, we may lose significant revenue. We compete not only with independent providers of similar systems and services, but also with customers’ and potential customers’ internal divisions that provide similar services. The markets in which we offer our systems and services are highly competitive with respect to functionality of products and services, price, quality and innovation. Competition in the markets in which we offer our systems and services affects our ability to attract new customers and keep existing ones, hire quality employees, and charge prices for our products and services that will maximize our profitability. Some of our competitors have greater access to capital and marketing and technological resources, and we cannot guarantee that we will be able to compete successfully with them.

Our substantial indebtedness could adversely affect our financial health.

Our substantial amount of indebtedness could have important consequences. For example, it could:

•	limit our ability to obtain additional financing, if needed, for working capital, capital expenditures and acquisitions;
•	make it more difficult for us to sustain our cash flow during economic or industry downturns because of an inability to expand our product offerings;
•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing funds available for working capital, capital expenditures acquisitions, developing new products and other purposes;
•	limit our flexibility in planning for, or reacting to, changes in our business and our industry due to a lack of cash flow to finance changes in our business; and
•	place us at a competitive disadvantage compared to our competitors that have less indebtedness and thus greater resources to devote to upgrading their technology, increasing their product offerings and expanding their business.

The cost of litigation could reduce our results of operations.

From time to time we are subject to litigation in the ordinary course of business. While we intend to defend vigorously any lawsuits that may be filed against us, it is possible that litigation costs or an adverse ruling in a litigation matter could have a material adverse impact on our financial position, liquidity or results of operations.

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

We have significant relationships with a limited number of large customers in our electronic processing and information services businesses. Any defaults in payment or a material reduction in purchases from us by these large customers could have a significant negative impact on our financial condition, results of operations and liquidity.

We may spend significant resources developing and promoting new products or solutions that may not meet the demands of our customers.

The market for our products and services is characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing customer needs. We cannot ensure that we will be successful in developing and marketing new products and services or that our products and services will adequately meet the quickly changing demands of our customers. In addition, in order to meet our customers’ demands, we are continually involved in a number of development projects, including our effort to update our core mainframe-based products for the healthcare information services markets. Because we cannot predict the time and cost required in reaching certain research, development and engineering objectives, the costs of product development initiatives could significantly exceed our estimates, and project development schedules could require extensions. In either of these events, our profitability and overall results of operations could be adversely affected. We believe that the future success of our business will depend in large part upon our ability to maintain and enhance our current product and service offerings and to continually develop and introduce new products and services that will keep pace with technological advances and satisfy evolving customer requirements. Further, we cannot ensure that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products and services. In particular, in connection with our roll-out of the various T-Rex products, we cannot assure that we will not incur development costs in excess of what we have planned or that the roll-out will not be delayed. An inability to develop and introduce new products and services in a timely manner, or an unsuccessful new or updated product could materially adversely affect our financial condition and results of operations.

Interruptions may occur in some of our information services.

Our information services may experience service interruptions, due to failures of internal systems or services provided by third parties, including our telecommunication carriers. Customers using the affected services may experience losses caused by these service interruptions. We may be subject to breach of contract claims, or be required to pay service credits because of these performance failures. In addition, we may have to incur additional expense to correct these conditions.

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

We are currently devoting significant management resources and other resources toward the integration of our recent acquisition of TechRx Incorporated. We may not be able to successfully integrate our operations with those of TechRx or future acquisitions. Even if integration occurs successfully, failure to achieve levels of revenue growth, profitability or productivity comparable with those achieved by our existing operations, or failure to otherwise perform as expected, may adversely impact our revenue and profitability.

Complex state and federal regulations could depress the demand for information products or impact the availability to us of certain data, and we could incur redesign costs or be subject to penalties.

The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures and agencies periodically consider programs to reform or revise the U.S. healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates, restrict availability or use of data, or otherwise change the environment in which healthcare industry participants operate. We are unable to predict future proposals with any certainty or to predict the effect they would have on our business.

HIPAA Administrative Simplification

Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, Congress required the adoption of rules to establish standards and requirements for the electronic transmission of certain health information. Published rules include Standards for Electronic Transactions, published August 17, 2000, Standards for Privacy of Individually Identifiable Health Information, published December 28, 2000, and Standards for Unique Employer Identifiers, published May 31, 2002. These rules generally restrict the use and disclosure, and mandate security, of personally identifiable health information. The HIPAA rules apply to healthcare providers, health plans, including employer-sponsored group health plans, and healthcare clearinghouses, as well as indirectly, in certain instances, to those who provide services on behalf of these entities which involve the receipt or disclosure of health information. Certain of our operations are subject to the HIPAA rules. Compliance with these final rules will be costly and could require complex changes in our systems.

Transaction Standards

The Standards for Electronic Transactions rule requires format standards for eight of the most common healthcare transactions, using technical standards issued by certain recognized standards publishing organizations. Healthcare providers, plans and clearinghouses transmitting or receiving any of these eight health transactions electronically must send and receive data using a common format, rather than the large number of different data formats currently used. We are required to comply with the transaction standards by October 16, 2003.

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

Privacy Standards

The Standards for Privacy of Individually Identifiable Health Information rule establishes a set of national privacy standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses, healthcare providers and their business associates. This rule governs the use and disclosure of such information, and establishes procedures for access to and amendment of information in designated record sets. The compliance date for most entities was April 14, 2003 and we have put into place the processes and procedures to comply with these standards and believe that that we are in compliance with these standards. The privacy standards rule applies to the portions of our business that process healthcare transactions and provide technical services to other participants in the healthcare industry. This rule provides for civil and criminal liability for violations, and requires us, our customers and our partners to use health information in a highly restricted manner, to establish policies and procedures to safeguard the information, and may require us to obtain individual authorizations and acknowledgements in some cases, and to provide certain access rights to individuals. This rule may require us to incur significant costs to change our systems and services, and may restrict the manner in which we transmit and use the information. In addition, our provider or payer customers may elect to transmit information directly without using a clearinghouse, or may restrict our access to information needed to support our information services business. Each of these events could adversely affect our ability to generate revenues.

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

Security Standards

The security rules promulgated pursuant to HIPAA were issued in final form on February 20, 2003. The security rules establish a minimum standard for the protection of individual health information that is stored or transmitted electronically. The rules provide administrative procedures, physical safeguards, and technical mechanisms that may be implemented to satisfy the regulations. While the company does not expect significant changes to its current operations due to these rules, they could result in additional financial obligations for us and failure to maintain compliance could pose increased regulatory risk.

International Data Regulation

Other countries also have, or are developing, their own laws governing the collection, use, storage and dissemination of personal information or patient data. These laws could create liability for our international operations, impose additional operations requirements or restrictions on our business, affect the manner in which we use or transmit data and/or increase our cost of doing business.

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

In the process of managing our business and reporting financial results we rely on estimates and judgments made by management in the reporting and comparison of financial results. These judgments are based on the standards in place at that time. Standards setting organizations are continuously reviewing the methodology and application of standards previously set and adjusting them as they deem appropriate. In addition, new accounting standards may be formulated and released that could affect our reporting of actual results or outlook for anticipated future results. If these revised or new standards cause us to restate financial results from prior accounting periods it could have a negative impact on our previously reported results. Similarly, if revised or new standards affect reporting of results in the current or future periods the comparison to prior results under the old accounting standards may not be favorable. Investors are urged to use caution in this area in light of the current focus by regulatory agencies on accounting standards.

We may need additional capital to continue our growth and expansion.

We may incur additional indebtedness in the future, including borrowings under an additional or replacement credit facility, if such a credit facility is available, to finance acquisitions. As a result, we may be subject to risks associated with debt financing, including increased interest rate expense, insufficient cash flow to meet required payments on our debt, inability to meet credit facility covenants, and inability to refinance or repay the debt as it comes due.

Our data suppliers may restrict or modify access to their data.

Changes in the healthcare industry legal environment such as HIPAA and similar state laws may cause key data suppliers to reevaluate data that they send to us for use in our data products. We can offer no assurance that our data suppliers will continue to send data in historical manners. Interruptions or alterations in data streams could impede our ability to perform under current data product contracts, and reduce our revenue or result in contract damages for nonperformance.

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

If we lose the tax-free status of the spinoff, stockholders and the Company could be subject to substantial tax liability.

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

If the distribution is disqualified as tax-free to NDCHealth because of certain post distribution circumstances, we would recognize taxable gain but the distribution would generally remain tax-free to each NDCHealth stockholder.

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

Interest Rate

We have a credit facility which has variable interest rates for Eurodollar and other floating rate advances based on the London Interbank Offered Rate, Prime Rate, or Federal Funds, in each case plus applicable margin. Accordingly, we are exposed to the impact of interest rate movement. We have performed an interest rate sensitivity analysis over the near term with a 10% change in interest rates. Based on this analysis, our Net income would be impacted by approximately $0.5 million. We do not anticipate any material interest rate risk from changes in interest rates.

Foreign Currency Risk

We generate a percentage of our Net income from our foreign operations. We have performed a foreign exchange sensitivity analysis over the near term with a 10% change in foreign exchange rates. Based on this analysis, our Net income would be impacted by approximately $0.1 million. We do not anticipate any material foreign exchange rate risk from changes in foreign currency rates.

Pension Plan

We have a noncontributory defined benefit pension plan which covers substantially all of our United States employees who have met the plan’s eligibility provisions as of May 31, 1998. The annual pension expense that we recognize in accordance with SFAS No. 87, “Employer’s Accounting for Pensions,” is based on assumptions of key variables including discount rate, rate of increase in compensation levels, and the expected long-term rate of return on plan assets. The selection of assumptions involves significant judgment. In selecting the long-term return on asset and discount rate we consider both current market conditions and expected future market trends, including equity market performance and changes in interest rates. The investment performance of our pension plan assets for the year ended May 30, 2003 of (3.0)% did not meet our previous long-term return on asset assumption under SFAS No. 87 of 10.0%. Due to changes in the extended outlook of the investment markets, we have reduced the long-term return on asset assumption to 8.0% from 10% effective March 1, 2003. In addition, due to changes in the interest rate environment, we have reduced the discount rate to 6.5% from 7.5% effective March 1, 2003. Effective July 1, 2003, pension benefits have been frozen based on current compensation levels.

We have performed a sensitivity analysis for changes in the assumed discount rate and expected long-term rate of return on plan assets. Based on this analysis, a 0.25% change in the assumed discount rate or return on plan assets would impact our Net income by approximately $0.1 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and

    Stockholders of NDCHealth Corporation.

We have audited the accompanying consolidated balance sheets of NDCHealth Corporation and subsidiaries as of May 30, 2003 and May 31, 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the three years in the period ended May 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 16(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NDCHealth Corporation and subsidiaries at May 30, 2003 and May 31, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its financial statements for the years ended May 31, 2002 and 2001 to reclassify certain amounts from revenue to a reduction of an investment.

As discussed in Note 1 to the accompanying consolidated financial statements, in 2002, the Company ceased amortization of goodwill and other indefinite life intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and adopted Statement of Financial Accounting Standards No. 141, Business Combinations. Also, as discussed in Note 1 to the accompanying consolidated financial statements, in 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 14, and Technical Corrections.

/s/ Ernst & Young LLP

July 21, 2003

Atlanta, Georgia

REPORT OF MANAGEMENT

The integrity and objectivity of the information presented in this Annual Report are the responsibility of NDCHealth Corporation management. The financial statements contained in this report have been audited by Ernst & Young LLP, independent auditors, whose report appears on page 47.

NDCHealth maintains a system of internal financial controls which are assessed periodically through a program of internal audits and management reviews. These controls include the selection and training of NDCHealth’s managers, organizational arrangements that provide a division of responsibilities, and communication programs explaining our policies and standards. We believe this system provides reasonable assurance that transactions are executed in accordance with management’s authorization; that transactions are appropriately recorded to permit preparation of financial statements which, in all material respects, are presented in conformity with accounting principles generally accepted in the United States of America; that disclosable events are identified and accurately reported; and that assets are properly accounted for and safeguarded against loss from unauthorized use.

The Board of Directors pursues its responsibility for these financial statements through its Audit Committee, which consists solely of directors who are neither officers nor employees of NDCHealth. The Audit Committee meets periodically with the independent auditors, the internal auditors and management to discuss internal accounting control, auditing and financial reporting matters.

Randolph L.M. Hutto Chief Financial Officer	Walter M. Hoff Chairman and Chief Executive Officer

CONSOLIDATED STATEMENTS OF OPERATIONS

NDCHealth Corporation and Subsidiaries

(In thousands, except per share data)
	Year Ended
	May 30, 2003	May 31, 2002	May 31, 2001
		(restated)	(restated)
Revenues	$429,606	$353,381	$337,052

Operating expenses:
Cost of service	214,574	174,944	168,691
Sales, general and administrative	89,214	76,961	77,640
Depreciation and amortization	30,881	24,374	34,745
Restructuring, impairment and other charges	2,283	—	2,156
Acquisition related expense	2,775	—	—

	339,727	276,279	283,232

Operating income	89,879	77,102	53,820

Other income (expense):
Interest and other income	1,534	1,779	755
Interest and other expense	(22,108)	(9,693)	(8,038)
Minority interest in losses	2,434	1,863	1,137
Loss related to investments	(14,455)	(41,000)	(6,953)
Early extinguishment of debt charges	(2,359)	—	—

	(34,954)	(47,051)	(13,099)

Income before income taxes, equity in losses of affiliated companies and discontinued operations	54,925	30,051	40,721

Provision for income taxes	22,975	12,877	15,753

Income before equity in losses of affiliated companies and discontinued operations	31,950	17,174	24,968
Equity in losses of affiliated companies	(1,348)	(2,064)	(751)

Income before discontinued operations	30,602	15,110	24,217
Discontinued operations, net of income taxes	—	—	8,323

Net income	$30,602	$15,110	$32,540

Basic earnings per share:
Income before discontinued operations	$0.88	$0.44	$0.73

Discontinued operations	$—	$—	$0.25

Basic earnings per share	$0.88	$0.44	$0.99

Diluted earnings per share:
Income before discontinued operations	$0.88	$0.43	$0.71

Discontinued operations	$—	$—	$0.24

Diluted earnings per share	$0.88	$0.43	$0.95

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NDCHealth Corporation and Subsidiaries

(In thousands)
	Year Ended
	May 30, 2003	May 31, 2002	May 31, 2001
		(restated)	(restated)
Cash flows from operating activities:
Net income	$30,602	$15,110	$32,540
Adjustments to reconcile net income to cash provided by operating activities:
Equity in losses of affiliated companies	1,348	2,064	751
Non-cash restructuring, impairment and other charges	2,283	—	930
Non-cash early extinguishment of debt charges	1,217	—	—
Income from discontinued operations	—	—	(8,323)
Depreciation and amortization	30,881	24,374	34,745
Deferred income taxes	19,365	(8,620)	10,977
Provision for bad debts	1,678	1,619	1,322
Loss related to investments	14,455	41,000	6,953
Other, net	3,440	269	54
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:
Accounts receivable, net	(4,296)	(6,429)	(4,121)
Prepaid expenses and other assets	(17,732)	(3,492)	(15,539)
Accounts payable and accrued liabilities	(7,195)	(1,973)	10,018
Accrued interest on long-term debt	12,269	161	—
Deferred revenue	14,426	636	(9,114)
Income taxes	827	(2,067)	1,857

Net cash provided by operating activities	103,568	62,652	63,050

Cash flows from investing activities:
Capital expenditures	(44,791)	(30,985)	(32,915)
Business acquisitions, net of acquired cash	(116,146)	(119,626)	(23,224)
Business divestiture	—	—	20,000
Investments activities and other non-current assets	(8,180)	(14,310)	(13,789)

Net cash used in investing activities	(169,117)	(164,921)	(49,928)

Cash flows from financing activities:
Net (repayments) borrowings under lines of credit	(91,000)	91,000	(68,500)
Credit facility fee	—	(889)	—
Net principal payments under capital lease arrangements and other long-term debt	(8,033)	(2,371)	(4,814)
Net cash from refinancing activities	168,006	—	—
Net issuances related to stock activities	4,634	6,559	7,360
Dividends paid	(5,568)	(5,457)	(8,762)

Net cash provided by (used in) financing activities	68,039	88,842	(74,716)

Cash flows from discontinued operations:
Cash provided by tax benefits of discontinued operations	6,106	21,233	—
Cash used in discontinued operations	(5,940)	(6,779)	(5,375)
Cash dividend from Global Payments Inc.	—	—	77,600

Net cash provided by discontinued operations	166	14,454	72,225

Increase in cash and cash equivalents	2,656	1,027	10,631
Cash and cash equivalents, beginning of period	13,447	12,420	1,789

Cash and cash equivalents, end of period	$16,103	$13,447	$12,420

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

NDCHealth Corporation and Subsidiaries

(In thousands, except share data)
	May 30, 2003	May 31, 2002
		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$16,103	$13,447
Accounts receivable	78,988	76,161
Allowance for doubtful accounts	(6,785)	(5,710)

Accounts receivable, net	72,203	70,451

Income tax receivable	1,199	2,229
Deferred income taxes	21,663	19,987
Prepaid expenses and other current assets	34,304	22,677

Total current assets	145,472	128,791

Property and equipment, net	116,678	101,566
Intangible assets, net	479,234	377,322
Deferred income taxes	5,018	21,403
Debt issuance cost	12,756	1,444
Investments	9,956	13,497
Other	18,138	14,161

Total Assets	$787,252	$658,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$91,000
Short-term borrowings	—	11,906
Current portion of long-term debt	6,558	963
Current portion of obligations under capital leases	1,028	1,296
Accounts payable and other accrued liabilities	61,211	75,035
Accrued interest	13,281	1,012
Deferred revenue	38,137	21,089

Total current liabilities	120,215	202,301

Long-term debt	321,262	151,910
Obligations under capital leases	558	1,779
Deferred revenue	9,461	—
Other long-term liabilities	30,225	22,592

Total liabilities	481,721	378,582

Commitments and contingencies

Minority interest in equity of subsidiaries	9,019	21,856

Stockholders’ equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.125 per share; 200,000,000 shares authorized; 34,888,753 and 34,643,922 shares issued in 2003 and 2002, respectively.	4,361	4,330
Capital in excess of par value	216,156	212,026
Retained earnings	79,228	54,194
Deferred compensation and other	(4,301)	(6,743)
Other comprehensive income	1,068	(6,061)

Total stockholders’ equity	296,512	257,746

Total Liabilities and Stockholders’ Equity	$787,252	$658,184

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NDCHealth Corporation and Subsidiaries

(In thousands, except per share data)			Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Deferred Compensation and Other	Accumulated Other Comprehensive Income (Loss)			Total Stockholders’ Equity
	Common Stock
	Number of Shares	Amount					Unrealized Holding Gain (Loss)	Cumulative Translation Adjustment	Pension Liability Adjustment

Balance at May 31, 2000	33,953	$4,244	$349,387	$(31,960)	$20,763	$(7,332)	$(1,727)	$(3,239)	$—	$330,136

Comprehensive income
Net income					32,540					32,540
Cumulative translation adjustment								(1,387)		(1,387)
Unrealized holding gain							1,616			1,616

Total comprehensive income										32,769

Cash dividends paid ($0.27 per share)					(8,762)					(8,762)
Spin-off dividend			(141,572)			3,421		1,043		(137,108)
Stock issued and exercised	(78)	(10)	(20,240)	31,960		(6,641)				5,069
Tax benefit from exercise of stock options			1,061							1,061
Amortization of deferred compensation						3,451				3,451

Balance at May 31, 2001 (restated)	33,875	4,234	188,636	—	44,541	(7,101)	(111)	(3,583)	—	226,616

Comprehensive income
Net income					15,110					15,110
Cumulative translation adjustment								678		678
Pension liability adjustment, net of tax									(3,027)	(3,027)
Unrealized holding loss							(18)			(18)

Total comprehensive income										12,743

Cash dividends paid ($0.16 per share)					(5,457)					(5,457)
Stock issued for acquisition	403	50	11,950							12,000
Stock issued and exercised	366	46	7,365			(961)				6,450
Tax benefit from exercise of stock options			4,075							4,075
Amortization of deferred compensation						1,319				1,319

Balance at May 31, 2002 (restated)	34,644	4,330	212,026	—	54,194	(6,743)	(129)	(2,905)	(3,027)	257,746

Comprehensive income
Net income					30,602					30,602
Cumulative translation adjustment								10,807		10,807
Pension liability adjustment, net of tax									(3,805)	(3,805)
Unrealized holding loss							127			127

Total comprehensive income										37,731

Cash dividends paid ($0.16 per share)					(5,568)					(5,568)
Market value of stock option repricing			748			(434)				314
Stock issued and exercised	245	31	2,918			1,715				4,664
Tax benefit from exercise of stock options			464							464
Amortization of deferred compensation						1,161				1,161

Balance at May 30, 2003	34,889	$4,361	$216,156	$—	$79,228	$(4,301)	$(2)	$7,902	$(6,832)	$296,512

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Nature of operations - NDCHealth Corporation, which may be referred to in this Report as the “Company”, “NDCHealth”, “we”, “our”, or “us”, provides network based information processing services and systems to healthcare providers and payers; and information management products and solutions primarily to pharmaceutical manufacturers. We classify our business into two reportable segments: Information Management and Network Services and Systems.

On January 31, 2001, we completed the spin-off of our eCommerce business segment, Global Payments Inc. (“Global Payments”). Additionally, in the third quarter of fiscal 2000, we decided to pursue the divestiture of our management services business and account for the business as “discontinued operations.” As a result of the spin-off and divestiture, our financial statements have been prepared with Global Payments’ and the management services business’ net assets, results of operations, and cash flows displayed separately as “discontinued operations” with all historical financial statements restated to conform to this presentation, in accordance with Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations.”

Because the former healthcare information business segment is the remaining stand-alone business after the spin-off of Global Payments, at the 2001 Annual Meeting of Stockholders held on October 25, 2001, stockholders adopted a proposal to amend the Certificate of Incorporation of National Data Corporation to change its name to NDCHealth Corporation.

Additionally, in the first quarter of fiscal 2002, we adopted a revised fiscal calendar. Previously, each fiscal year began June 1 and ended May 31 with interim quarters ending the last calendar day of every third month. Under the new fiscal calendar, our fiscal year begins on the Saturday closest to June 1 and ends on the Friday closest to May 31, except for fiscal 2002, which began Friday, June 1. Interim quarters typically consist of thirteen weeks ending the Friday closest to the last calendar day of August, November, and February. Because the revised fiscal calendar differs only slightly from the previous calendar, the change created no significant differences in operating results or financial position between periods in this report. Unless otherwise noted, all references in this report to a particular year mean our fiscal year.

Basis of presentation - The consolidated financial statements include the accounts of NDCHealth Corporation and our majority-owned or controlled subsidiaries. Investments in entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method (see Investments below for detailed discussion). As described in Note 2, we gained voting control over TechRx Incorporated during fiscal 2002. As a result, we began consolidating TechRx beginning May 28, 2002, and retroactively adjusted our fiscal 2001 and 2002 financial statements per Accounting Principals Board Opinion No. 18, “Equity Method of Accounting for Investments in Common Stock” to reflect our investment in TechRx, previously accounted for under the cost method, under the equity method. Significant inter-company transactions have been eliminated in consolidation. Certain reclassifications have been made to the fiscal 2002 and 2001 consolidated financial statements to conform with the 2003 presentation.

In accordance with recent Securities and Exchange Commission guidance, those accounting policies that management believes are the most critical and require complex management judgment are discussed first below. Further discussion of the application of our critical accounting policies can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Critical Accounting Policies

Revenue - In accordance with criteria set forth in Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” Statement of Position No. 97-2, “Software Revenue Recognition” and other authoritative literature, we recognize revenue when persuasive evidence of an agreement exists, delivery and performance has occurred, there is a fixed and determinable sales price, and collectibility is reasonably assured.

Within the Information Management segment, we have two primary sources of revenue: database information reporting and consulting services. Database information reporting typically involves the delivery of data providing pharmaceutical information. Revenue for our database information reporting products and services delivered over a period of time with multiple deliverables is recognized ratably over the term of the contract, typically using a straight-line model. Typically, the terms of these database information reporting contracts average 1 to 3 years. When we are able to support the fair value of the elements of the arrangement, and the undelivered elements are not essential to the delivered elements, revenue for these separable deliverable products and services is recognized based on the delivery of those elements. Revenue for single deliverable products and services is recognized when obligations to the customer have been fulfilled, which is typically upon delivery. Consulting services are typically structured as fixed price service contracts. Revenue for these services is recognized over the contract term as performance milestones specified in the contract are achieved. If it is determined that we will incur a loss on a contract, the loss is recognized at the time of determination. Typically, these service contracts average 6 to 12 months.

Within the Network Services and Systems segment, the primary source of revenue is transaction fees charged for network services. This revenue is recognized at the time services are rendered. In instances where we host web browser-based applications for our customers, fees charged per transaction include the use of the application software, network, and other value added services. Additionally, we receive revenue from the sale of software licenses and subscription fees from related maintenance and support agreements. Revenue related to software utilized by the customer to process transactions through our network is recognized ratably over the estimated life of the network services relationship beginning on the date of customer acceptance of the software. In instances where revenue is deferred over the term of a contract and we incur discrete incremental costs in providing the initial deliverable, we defer these costs and recognize them ratably over the contract term. Revenue related to customer installed software with stand alone functionality (meaning that connection to our network is not required for the software to be functional) is recognized when the product is shipped. Revenue related to software with stand alone functionality that is installed by us or one of our affiliates is recognized upon the date that the software is in operation at the customer site where vendor specific objective evidence (VSOE) has been established for the undelivered elements of the customer contract, which typically is maintenance and customer support. In these cases, the maintenance and customer support revenue is recognized over the term of the contract. Where VSOE cannot be established for undelivered elements within the contract, the revenue is recognized upon acceptance over the remaining term of the contract.

In many cases, our physician systems are sold indirectly through value added resellers, or VARs. Because the VARs provide many of the services that we would otherwise provide (such as contract support, advertising, etc.), we provide them allowances to cover their cost of providing these services. We record revenue in accordance with Emerging Issues Task Force Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products,” which requires that certain allowances be treated as reductions in revenue and allows other allowances, for which we receive separable, identifiable and quantifiable benefits, to be recorded as revenue and operating expense.

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 eliminates pooling of interests accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 deals with, among other things, the elimination of amortization of goodwill. We adopted these new standards in the first quarter of fiscal 2002. SFAS 142 requires that goodwill no longer be amortized but be reviewed for impairment at least annually. In accordance with SFAS 142, we conduct our annual impairment tests during the second quarter of each fiscal year. Additionally, we test at other times if events or circumstances occur that would more likely than not impact the fair value of a reporting unit. The goodwill impairment test has two steps. First, we compare the fair value of the reporting unit with its book value. If the fair value of the reporting unit exceeds its carrying value, the second step is not necessary. If the carrying value exceeds its fair value, the second step calculates the possible impairment by comparing the implied fair value of goodwill with the carrying amount. If the implied value of goodwill is less that the carrying amount, a write-down would be required.

We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of other intangibles may warrant revision or may not be recoverable. When factors indicate that intangibles with finite lives should be evaluated for possible impairment, we compare the estimated fair value to the carrying value in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. If such evaluation indicates a potential impairment, cash flows discounted using our cost of equity are used to measure fair value in determining the amount of these assets that should be written off. In management’s opinion, goodwill and identifiable intangible assets were appropriately valued at May 30, 2003 and May 31, 2002.

Key Accounting Policies

Data costs – We purchase data from a variety of sources primarily for use in our information products and services. These costs are typically held in deferred cost at the time of purchase and expensed during one, or over several months as products utilizing the data are delivered to customers. Occasionally product offerings are expanded by modifying current products for a new market. In these cases, additional or new types of data costs may be incurred in developing the database for these new products over several months during which the product cannot be sold and the additional data costs are deferred. These data costs are then amortized, beginning when sales of the new products commence, over the expected life of the customer relationships established around these new products, in all cases not to exceed five years.

Allowance for doubtful accounts - Allowance for doubtful accounts reflects management’s estimate of probable losses based principally on historical experience and specific review and analysis. All accounts or portions thereof deemed to be uncollectible or to require excessive collection costs are written off against the allowance.

Income Taxes - Because the computation of income under GAAP differs from the calculation of taxable income, timing differences occur between income tax expense booked and paid. This difference results in Deferred income taxes. We use the asset and liability method of accounting for income taxes in accordance with SFAS No. 109. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates (see Note 9.) When GAAP income is lower than taxable income, a deferred tax asset to account for future tax benefits is recorded. In some cases, it is more likely than not that some portion of this deferred tax asset will not be realized. A reserve on a tax asset is created when we forecast such an inability to achieve the full benefit of these assets due to various structuring and cash flow impacts (see Note 9.)

Pension - We record pension liability and expense in accordance with SFAS No. 87, “Employer’s Accounting for Pensions.” SFAS No. 87 requires the use of an assumed long-term rate of return on assets and discount rate, which involves significant judgment. The assumptions used reflect management’s extended outlook of the investment markets and interest rate environment.

Property and equipment - Property and equipment, including equipment under capital leases, are stated at cost. Depreciation and amortization are calculated using the straight-line method for financial reporting purposes, whereas accelerated methods are used for income tax reporting purposes. Data center and technology equipment is depreciated over three to five year lives, other equipment that supports our data centers is depreciated over 10 to 15 year lives, and buildings are depreciated over 20 to 40 year lives. Leasehold improvements and property acquired under capital leases are amortized over the shorter of the useful life of the asset or the term of the lease. The costs of purchased software are capitalized and amortized on a straight-line basis over their estimated useful lives, not to exceed five years. The costs of internally developed software are capitalized and amortized on a straight-line basis over their estimated useful lives, typically five years. Maintenance and repairs are charged to operations as incurred.

Impairment of long-lived assets - We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of long-lived assets, including property and equipment, may warrant revision or may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the future undiscounted net cash flows associated with the asset over the remaining life of the asset in measuring whether the long-lived asset is recoverable. If such evaluation indicates a potential impairment, we use discounted cash flows to measure fair value in determining the amount of these assets that should be written off. In management’s opinion, the long-lived assets, including property and equipment, are appropriately valued at May 30, 2003 and May 31, 2002 and any necessary adjustments have been made.

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

Stock options - We have chosen the disclosure option under SFAS No. 123, “Accounting for Stock Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” and continue to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our plans. Accordingly, no compensation cost has been recognized for options granted under the plans. The weighted average fair value of options granted in fiscal 2003, 2002, and 2001 was approximately $10.19, $14.97, and $12.01, respectively. Had compensation cost for these plans been recognized based on the fair value of the options at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the effect on our net income and earnings per share would have been as follows:

(In thousands, except per share data)	2003	2002	2001
Net income:
As reported	$30,602	$15,110	$32,540
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	744	815	1,657
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(7,658)	(6,028)	(9,190)

Pro forma	$23,688	$9,897	$25,007

Basic earnings per share:
As reported	$0.88	$0.44	$0.99
Pro forma	$0.68	$0.29	$0.76
Diluted earnings per share:
As reported	$0.88	$0.43	$0.95
Pro forma	$0.68	$0.28	$0.73

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants during the respective fiscal year:

	2003	2002	2001
Non-employee Directors Plan
Risk-free interest rates	4.2%	4.1%	6.3%
Expected dividend yields	0.7%	0.4%	1.1%
Expected lives	7 years	7 years	10 years

2000 Plan
Risk-free interest rates	4.2%	4.8%	5.8%
Expected dividend yields	0.7%	0.5%	0.9%
Expected lives	7 years	7 years	7 years

Employee Stock Purchase Plan
Risk-free interest rates	1.6%	3.0%	5.4%
Expected dividend yields	0.7%	0.5%	0.8%
Expected lives	0.25 year	0.25 year	1 year

Expected volatility—all plans	47%	49%	47%

Other Accounting Policies

Cash and cash equivalents - Cash and cash equivalents includes cash on hand and all investments with a maturity of three months or less when purchased.

Fair value of financial instruments – The carrying amounts of financial instruments, including cash, cash equivalents, receivables, accounts payable and accrued expenses, deferred revenue, and current maturities of long-term obligations, approximate fair value. Interest on long-term debt is primarily payable at fixed rates, which approximate market rates at May 30, 2003 and May 31, 2002 (see Note 10). Cash equivalents consist primarily of funds held in short-term money market accounts.

Foreign currency translation – We maintain subsidiaries in Western Europe, the United Kingdom, and Canada. The functional currency of these subsidiaries is their local currency. The assets and liabilities of foreign subsidiaries are translated at the year-end rate of exchange, and income statement items are translated at the average rates prevailing during the year. The resulting translation adjustments are recorded as a component of stockholders’ equity. The effects of foreign currency gains and losses arising from these translations of assets and liabilities are included as a component of other comprehensive income.

Earnings per share - Basic earnings per share is computed by dividing reported net earnings available to common stockholders by weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing reported net earnings available to common stockholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, and convertible debt that, if converted, would have a dilutive effect on earnings per share. Our convertible debt was retired on December 26, 2002 and therefore can no longer be converted. All options with an exercise price less than the average market share price for the period have a dilutive effect on earnings per share.

The following tables set forth the computation of basic and diluted earnings for the fiscal years ending May 30, 2003, May 31, 2002 and May 31, 2001:

(In thousands, except per share data)	Fiscal Year Ended (Net Income)
	2003			2002			2001
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Net income	$30,602	34,591	$0.88	$15,110	34,087	$0.44	$32,540	33,009	$0.99
Diluted EPS:
Effect of dilutive securities:
Stock options	—	350		—	1,409		—	1,144

Net income available to common stockholders plus assumed conversions	$30,602	34,941	$0.88	$15,110	35,496	$0.43	$32,540	34,153	$0.95

Income before discontinued operation of $24,217,000 in fiscal 2001 resulted in basic earnings per share of $0.73 and diluted earnings per share of $0.71.

Outstanding options to purchase 2,134,000; 38,000 and 753,000 shares of common stock were not included in the computation of diluted earnings per share in fiscal years 2003, 2002 and 2001, respectively, because the options’ exercise prices were greater than the average market price of NDCHealth common stock. For the years ended May 30, 2003 and May 31, 2002 dividends declared per common share were $0.16. For the year ended May 31, 2001 dividends declared per common share were $0.23. Additionally, the impact of the convertible debt, if converted, did not have a dilutive effect on earnings per share for all three fiscal years.

Recently Issued Accounting Pronouncements - We adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in the first quarter of fiscal 2003. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. The adoption of SFAS 144 has not had a material impact on our results of operations or financial position.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies Emerging Issues Task Force (“EITF”) 94-3. We have adopted SFAS No. 146 and believe that the statement will not have a material effect on our future results of operations. However, the statement will likely change the timing of recognition of any future restructuring activity.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which significantly changed the practice in the accounting for, and disclosure of, guarantees. The Interpretation requires certain guarantees to be recorded at fair value. The adoption of this statement has not had a material impact on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS 148 provides transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” We currently account for stock-based compensation in accordance with APB No. 25, “Accounting for Stock Issued to Employees” and the disclosure requirements of SFAS 123. We have adopted the disclosure requirements of SFAS No. 148.

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently evaluating several business relationships or interests that could possibly be considered variable interest entities and whether we would have to consolidate or deconsolidate such entities.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. We believe that the adoption of this statement will not have a material effect on our future results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 affects the issuer’s accounting for three types of freestanding financial instruments. These are mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets; put options and forward purchase contracts; and obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We believe that the adoption of this statement will not have a material effect on our future results of operations.

Note 2 - Business Acquisitions and Investments

During fiscal 2003, 2002, and 2001, we completed the following acquisitions:

Business	Date Acquired	Ownership Percentage
2003
TechRx Incorporated (Step 2)	May 2003	100%
2002
TechRx Incorporated (Step 1)	May 2002	63%
ScriptLINE	May 2002	100%
2001
Source Dispenser UK, LTD.	August 2000	100%
Medprint, Inc.	August 2000	100%
Pharma Intranet Information AG	October 2000	51%

SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting. Under the purchase method of accounting, the acquiring company records at fair value the assets and liabilities of the company to be acquired. The difference between the purchase price and the fair value of the assets purchased and liabilities assumed is recorded as goodwill. SFAS 141 also sets forth the additional disclosure requirements for business combinations initiated after June 30, 2001.

Each of the above acquisitions has been recorded using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. The operating results of the acquired businesses are included in our consolidated statements of operations from their respective dates of acquisition.

In July 2000, we sold our pharmacy systems business to, and received a minority equity interest in, TechRx Incorporated. This cost method investment was valued at $35.1 million. In May 2002, we entered into an Agreement and Plan of Merger with TechRx under which we agreed to acquire TechRx in a two-step transaction.

Under the first step, we acquired a controlling interest through the purchase of additional common stock and the conversion of non-voting convertible preferred stock for an additional investment in TechRx common stock of approximately $51.0 million. The purchase price consisted of approximately $39.0 million in cash and approximately $12.0 million in unregistered shares of our common stock. Under the terms of the merger agreement, we agreed to pay or reimburse TechRx for transaction costs associated with the merger ($0.6 million) and personnel related restructuring costs caused as a result of combining certain activities of the companies ($1.4 million). The purchase price paid for the first step of the acquisition of TechRx was determined by the enterprise value of TechRx and verified as appropriate through the performance of an appraisal. In addition to TechRx’s tangible assets and liabilities, we recorded non-tax deductible goodwill in the amount of $75.2 million, including approximately $9.4 million of transaction costs, customer base of $14.2 million, and proprietary technology of $10.2 million. We determined the value of TechRx’s customer base and proprietary technology based on an independent valuation of TechRx. The amount recorded was determined by factoring the total value of TechRx’s intangible assets with the increase in our percentage ownership of TechRx.

Under the second step, which closed on May 27, 2003, we acquired the remaining shares in TechRx from minority shareholders for $109.7 million cash. The purchase price of $5.55 per TechRx common share was determined by the satisfaction of certain financial and operational milestones by TechRx as set forth in the merger agreement. As a result of the second step of the acquisition, we recorded additional non-tax deductible goodwill in the amount of $76.8 million, including approximately $0.4 million of transaction costs, customer base of $10.9 million, and proprietary technology of $7.9 million. The amount recorded in the second step for intangible assets was determined by factoring the total value of TechRx’s intangible assets with the increase in our percentage ownership of TechRx. Additionally, in conjunction with the second step in fiscal 2003 and in accordance with APB 25, “Accounting for Stock Issued to Employees,” and FASB Interpretation Number 44, “Accounting for Certain Transactions Involving Stock Compensation,” we recorded $2.8 million of Acquisition related expense for TechRx variable stock options.

TechRx’s results have been consolidated into our financial statements as of May 28, 2002, the date of the first step of the acquisition, and our financial statements have been retroactively adjusted to account for TechRx as an equity investment since our initial investment as required by APB 18. The adjustment required by APB 18 was an addition to equity in losses of affiliated companies net of tax, of $1.5 million and $0.8 million in fiscal years 2002 and 2001, respectively. For 2002, this adjustment reduced net income and retained earnings by $1.5 million and diluted earnings per share by $0.04. For 2001, this adjustment reduced net income and retained earnings by $0.8 million and diluted earnings per share by $0.02.

In addition, at the time of our acquisition of a controlling interest in TechRx, we reconsidered the accounting for marketing fees paid to us by TechRx and concluded that the fees were distributions and should have been treated as a reduction in our cost method investment in TechRx. Accordingly, our financial statements for fiscal 2002 and 2001 have been restated. For 2002, we reduced revenue by $6.0 million, net income and retained earnings by $3.8 million and diluted earnings per share by $.11. For 2001, we reduced revenue by $5.1 million, net income and retained earnings by $3.1 million and diluted earnings per share by $.09.

For fiscal 2002 and 2001, we recorded revenue of approximately $7.3 million and $9.2 million from TechRx, respectively, primarily for network claims processing services. Additionally, we recorded expenses of approximately $1.1 million and $1.0 million to TechRx in fiscal 2002 and 2001, respectively, primarily to purchase data.

Also in May 2002, we acquired selected ScriptLINE assets from Arclight Systems, LLC for total cash consideration of approximately $81.0 million. ScriptLINE provides value-added edits for healthcare claims, which enhance the profitability of pharmacies, complementing our existing pharmacy network services business and expanding the comprehensive suite of edits available to our customers. We have integrated ScriptLINE into our existing pharmacy network platform to provide for efficient processing, customer support and product development operations. As a result of the acquisition, we have recorded tax deductible goodwill in the amount of $75.2 million, including approximately $1.2 million of transaction costs, customer base of $8.5 million, and non-compete agreement of $0.7 million.

The entire purchase price for the second step of the TechRx acquisition was allocated to intangible assets as the tangible assets and liabilities of TechRx had been consolidated into our financial statements under the first step of the acquisition. The purchase price allocation of the fiscal 2003 acquisition is preliminary and subject to change. The purchase prices for the fiscal 2002 acquisitions were allocated to assets acquired and liabilities assumed based on their fair value on May 28, 2002. We determined that the fair value of current assets, tangible non-current assets, and assumed liabilities were reasonably approximated by their carrying values. The purchase prices for the 2002 acquisitions were allocated as follows:

(In thousands)	TechRx	ScriptLINE
Assets:
Cash and cash equivalents	$7,349	$—
Accounts receivable, net	3,974	—
Deferred income taxes	3,311	—
Prepaid and other current assets	783	—
Property and equipment	12,626	—
Intangible assets	99,633	84,400
Investments	(22,199)	—
Other long-term assets	(5,430)	—

Total Assets	$100,047	$84,400

Liabilities:
Short-term borrowings	$11,906	$—
Accounts payable and accrued liabilities	8,502	2,200
Deferred revenue	6,604
Other long-term liabilities	1,382
Minority interest	11,227

Total Liabilities	$39,621	$2,200

Net 2002 purchase price (including transaction costs)	$60,426	$82,200

The following unaudited pro forma information for the fiscal 2002 purchase acquisitions has been prepared as if the acquisitions had occurred on June 1, 2001. The information is based on historical results of the separate companies and is not necessarily indicative of the results that have been achieved or of results that may occur in the future. The pro forma information includes the expense for amortization of intangible assets, other than goodwill, resulting from the transactions but does not reflect any synergies or operating cost reductions that may be achieved from the combined operations. In addition, the unaudited pro forma information includes restructuring charges (net of minority interest) of approximately $0.9 million previously recorded by TechRx.

(In thousands, except per share data)	2002
Revenue	$402,405
Net income	$5,279
Diluted earnings per share	$0.15

The following unaudited pro forma information for the fiscal 2003 purchase acquisition has been prepared as if the acquisition had occurred on June 1, 2002. The information is based on historical results of the separate companies and may not necessarily be indicative of the results that would have been achieved or of results that may occur in the future. The pro forma information includes the expense for amortization of intangible assets, other than goodwill, resulting from the second step of the acquisition, the elimination of Acquisition related expenses recorded in fiscal 2003, and the elimination of Minority interest in losses as we now own TechRx in its entirety. The pro forma information does not reflect any synergies or operating cost reductions that may be achieved from the combined operations.

(In thousands, except per share data)	2003
Revenue	$429,606
Net income	$31,037
Diluted earnings per share	$0.89

During the first quarter of fiscal 2002, we became an investor in MedUnite along with several leading U.S. health insurance companies. In exchange for the assets of our physician network services business valued at $37.5 million, we received a 17.9% equity interest in MedUnite and the right to nominate a representative to its board. Please see Note 13 – Non-recurring, Restructuring and Impairment Charges and Other Unusual Expenses in these Notes to Consolidated Financial Statements for a more detailed discussion of our investment in MedUnite.

Also during fiscal 2002, we contributed Source Dispenser UK, LTD. to a joint venture entered into with Cegedim, S.A. in exchange for a 50% interest in the newly created Infopharm Limited. Our investment in Infopharm Limited is accounted for under the equity method of accounting effective January 1, 2002.

The recorded purchase price of Pharma Intranet Information AG increased by $8.3 million in fiscal 2002, due to a working capital adjustment and assumed pre-acquisition liabilities. This purchase price adjustment was recorded as additional goodwill. The customer base intangible asset of Pharma Intranet Information AG is being amortized over its useful life of 10 years.

The aggregate price paid for the fiscal 2001 purchase acquisitions was $23.2 million, consisting entirely of cash. The excess of cost over tangible assets acquired in fiscal 2001 of $20.2 million was allocated to goodwill and other intangible assets.

Note 3 - Discontinued Operations

On December 20, 1999, we announced our intention to spin-off the eCommerce business segment, encompassed in the newly formed Global Payments Inc. subsidiary. This spin-off was contingent on receiving a favorable opinion from outside counsel regarding the tax-free status of the dividend. On November 15, 2000 we received a favorable opinion from counsel based on an IRS ruling and completed the spin-off on January 31, 2001. The spin-off was accomplished by distributing all of the shares of common stock of Global Payments Inc. to our stockholders. Stockholders received 0.8 share of Global Payments Inc. common stock for each share of National Data Corporation common stock held as of the January 19, 2001 record date. We provide certain network and other services to Global Payments Inc. under various services agreements.

As a result of the spin-off, our financial statements have been prepared with Global Payments Inc.’s net assets, results of operations, and cash flows displayed separately as “discontinued operations.” During the second quarter of fiscal 2001, we recorded an expense of $10.0 million to reflect the net costs associated with the spin-off ($8.7 million after tax, or $0.26 per share). These costs include legal and investment banker fees, severance, duplicate software licenses, and other related costs partially offset by the projected income for Global Payments Inc. for the period from the measurement date through January 31, 2001.

Additionally, in the third quarter of fiscal 2000, we decided to pursue the divestiture of our management services business and accordingly, our financial statements have been prepared with the net assets, results of operations, and cash flows of this business displayed separately as “discontinued operations.” We successfully completed the sale of this management services business for total cash consideration of $20.0 million in the first quarter of fiscal 2001.

The operating results of the discontinued operations are summarized as follows for the fiscal year ending May 31, 2001:

(In thousands, except per share data):	Global Payments Inc.	Management Services	Total
Revenue	$223,592	$21,905	$245,497
Operating income	$40,801	$168	$40,969

Income from operations, net of tax	$17,056	—	$17,056
Spin-off special charge, net of tax	(8,733)	—	(8,733)

Net income from discontinued operations	$8,323	$—	$8,323

Diluted earnings (loss) per share:
From operations	$0.50	$—	$0.50

Spin-off special charge	$(0.26)	$—	$(0.26)

Total	$0.24	$—	$0.24

Share count	34,153		34,153

The net income from discontinued operations for fiscal 2001 is net of tax expense of $13.1 million.

Note 4 - Property and Equipment

As of May 30, 2003 and May 31, 2002, property and equipment consisted of the following:

(In thousands)	2003	2002
Land	$1,602	$1,602
Buildings	11,289	11,805
Equipment	66,069	61,857
Software	84,042	56,064
Leasehold improvements	7,478	6,501
Furniture and fixtures	6,296	6,302
Work in progress	25,943	26,883

	202,719	171,014
Less: accumulated depreciation and amortization	86,041	69,448

	$116,678	$101,566

Note 5 - Software Costs

The following table sets forth information regarding costs associated with software development for the years ended May 30, 2003, and May 31, 2002 and 2001:

(In thousands)	2003	2002	2001
Total costs associated with software development	$37,720	$18,899	$17,501
Less: capitalization of internally developed software	31,618	11,990	8,999

Net research and development expense	$6,102	$6,909	$8,502

Software costs consist of expenses related to the development of new products and maintenance and enhancement of existing products. We capitalize the cost of developing software held for sale to our customers as well as software used internally to provide services to our customers.

We capitalize costs related to the development of certain software products. In accordance with SFAS No. 86, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis and has been recognized for those products available for market based on the products’ estimated economic lives, not to exceed five years.

Additionally, we capitalize costs related to the development of computer software developed or obtained for internal use in accordance with SOP 98-1. Costs incurred in the application development phase are capitalized and amortized over the useful life, not to exceed five years.

Total unamortized capitalized software costs (purchased and internally developed, excluding work in progress) were approximately $49.6 million and $33.3 million as of May 30, 2003 and May 31, 2002, respectively, and are included in Property and equipment. Total software amortization expense was approximately $11.3 million, $8.8 million and $6.9 million in fiscal 2003, 2002 and 2001, respectively.

Note 6 - Intangible Assets

The table below presents goodwill and intangible assets by asset class. In May 2002 we entered into an Agreement and Plan of Merger with TechRx under which we agreed to acquire TechRx in a two-step transaction. Under the second step, which closed on May 27, 2003, we recorded an additional $10.9 million in intangible customer base assets, to reflect the increase in our percentage ownership of TechRx. These assets have no residual value and will be amortized over 9 years. Also related to the second step of our acquisition of TechRx, we recorded an additional $ 7.9 million in intangible proprietary technology assets with no residual value to be amortized over an average of 5 years and goodwill of $76.8 million, to reflect the increase in our percentage ownership of TechRx.

In accordance with SFAS No. 142, goodwill was tested for impairment during the second quarter of fiscal 2003 and no impairment losses were deemed necessary. Due to the size of the TechRx acquisition, we updated our tests as of May 30, 2003 and found that no adjustments were required. These assets are tested for impairment, at least annually, and impairment losses recognized as needed.

(In thousands)	As of May 30, 2003			As of May 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Amortized intangible assets
Customer base	$67,744	$(15,163)	$52,581	$55,892	$(11,085)	$44,807
Proprietary technology	32,029	(11,702)	20,327	26,107	(9,816)	16,291
Other	900	(167)	733	900	(17)	883

Total	100,673	(27,032)	73,641	82,899	(20,918)	61,981

Unamortized intangible assets

Goodwill	405,593	—	405,593	315,341	—	315,341

Total Intangible Assets	$506,266	$(27,032)	$479,234	$398,240	$(20,918)	$377,322

The aggregate amortization expense for fiscal year 2003 and estimated amortization expense for the five fiscal years thereafter is as follows:

(In thousands)
Aggregate Amortization Expense

For the year ended May 30, 2003	$6,780

Estimated Amortization Expense

For year Ending May 28, 2004	8,593
For year Ending May 27, 2005	10,283
For year Ending June 02, 2006	9,968
For year Ending June 01, 2007	9,365
For year Ending May 30, 2008	9,225

The changes in the carrying amount of goodwill for the year ended May 30, 2003, are as follows:

(In thousands)
Goodwill	Information Management	Network Services and Systems	Total
Balance as of June 1, 2001	$59,452	$114,394	$173,846
Goodwill recorded during year	—	149,412	149,412
Goodwill written off due to sale of business	(1,042)	(16,240)	(17,282)
Purchase price adjustments	8,251	1,114	9,365

Balance as of May 31, 2002	$66,661	$248,680	$315,341
Goodwill recorded during year	—	76,836	76,836
Purchase price adjustments	7,828	5,588	13,416

Balance as of May 30, 2003	$74,489	$331,104	$405,593

If SFAS 142 had been effective and adopted in fiscal 2001, our reported net income of $32,540,000 would have been increased by $7,168,000, the amount of goodwill amortization, net of tax, we recorded in fiscal 2001. The result would have been net income of $39,708,000, basic earnings per share of $1.20 and diluted earnings per share of $1.16.

Note 7 - Accounts Payable and Accrued Liabilities

As of May 30, 2003 and May 31, 2002, accounts payable and accrued liabilities consisted of the following:

(In thousands)	2003	2002
Trade accounts payable	$29,296	$27,522
Accrued compensation and benefits	8,776	15,787
Merger related costs	4,576	14,817
Other accrued liabilities	18,563	16,909

	$61,211	$75,035

Note 8 - Retirement Benefits

The NDCHealth noncontributory defined benefit pension plan (the “Plan”) covers substantially all of our United States employees who have met the eligibility provisions of the Plan as of May 31, 1998. Benefits are based on years of service and the employee’s compensation during the highest five consecutive years of earnings of the last ten years of service. The defined benefit pension plan was closed to new participants beginning June 1, 1998, and benefit accruals for years of service ceased on July 31, 1998. Additionally, benefit accruals for compensation level increases will cease on June 30, 2003. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974, as amended.

The following table provides a reconciliation of the changes in the Plan’s benefit obligations and fair value of assets over the two-year period ending May 30, 2003 and a statement of funded status at May 30, 2003 and May 31, 2002:

(In thousands)
Changes in benefit obligations	2003	2002
Balance at beginning of year	$26,473	$25,509
Interest cost	1,955	1,879
Amendments	(2,864)	—
Benefits paid	(1,044)	(1,004)
Actuarial loss	4,897	89

Balance at end of year	$29,417	$26,473

(In thousands)
Changes in plan assets	2003	2002
Balance at beginning of year	$19,166	$22,385
Actual return on plan assets	(567)	(2,215)
Employer contributions	903	—
Benefits paid	(1,044)	(1,004)

Balance at end of year	$18,458	$19,166

The accrued pension liability recognized in Other long-term liabilities was as follows:

(In thousands)	2003	2002
Funded status	$(10,959)	$(7,307)
Unrecognized net loss	10,824	6,877
Intangible asset	—	47
Additional pension accrual	(10,824)	(4,883)

Accrued pension liability	$(10,959)	$(5,266)

Net pension cost (benefit) included the following components for the fiscal years:

(In thousands)	2003	2002	2001
Interest cost on projected benefit obligation	$1,955	$1,879	$1,831
Expected return on plan assets	(1,800)	(2,193)	(2,389)
Net amortization and deferral	14	(90)	(117)
Recognized actuarial loss	485	—	—

Net pension cost (benefit)	$654	$(404)	$(675)

Significant assumptions used in determining net pension expense and related obligations were as follows:

	2003	2002
Discount rate	7.25%	7.50%
Rate of increase in compensation levels	4.33%	4.33%
Expected long-term rate of return on assets	9.50%	10.00%

Due to changes in the extended outlook of the investment markets, we have reduced our expected long-term rate of return on assets to 8.0% from 10.0 % effective March 1, 2003. In addition, due to changes in the interest rate environment, we have reduced the discount rate to 6.5% from 7.5% effective March 1, 2003. Accordingly, the assumptions presented in the table above for fiscal 2003 are the weighted average of our current and previously expected long-term rate of return on assets and discount rate.

Because of poor asset performance during the past two years, at May 30, 2003 and May 31, 2002 we had an unfunded accumulated benefit obligation that exceeds the accrued pension cost of the noncontributory defined benefit pension plan. SFAS No. 87, “Employers’ Accounting for Pensions” requires that this liability be recognized on the consolidated balance sheet. Because this liability is assumed to be only temporary, a charge to earnings is not appropriate but instead a charge to other comprehensive income is required. At May 30, 2003 and May 31, 2002, respectively, we have recognized $11.0 million and $4.9 million in Other long-term liabilities, $6.8 million and $3.0 million in Accumulated other comprehensive income, and $4.2 million and $1.9 million in Deferred income taxes to reflect this obligation.

NDCHealth has a retirement plan for non-employee directors elected prior to January 1, 1995 with five or more years of service (the “Directors’ Plan”). The Directors’ Plan benefits are based on 50% of the annual director retainer amount in effect on the date of a director’s retirement plus 10% for each year of service for a combined total of up to 100% of the base amount for 10 years’ service. The benefits are payable upon retirement, at or after age 70, for a period equal to the number of years of service as a director, but not more than 15 years for participants with 15 or more years of board service as of the effective date of the Directors’ Plan and not more than 10 years for all other participants. The expense related to the Directors’ Plan was immaterial in fiscal 2003, 2002 and 2001. The projected benefit obligation for the plan was $0.7 million and $0.7 million as of May 30, 2003 and May 31, 2002, respectively.

On June 1, 1997, we adopted a pilot Supplemental Executive Retirement Plan (“SERP”) for certain key executives. Benefits payable under this plan are based upon the participant’s highest three consecutive years of earnings of the last ten years of service. Retirement benefits are reduced by a portion of the participant’s annual social security benefits and any retirement benefits under our tax-qualified or non-qualified defined benefit plans. Benefits earned under the SERP are fully vested after five years of service. Expense related to the plan was $0.6 million, $0.5 million and $1.0 million in fiscal 2003, 2002, and 2001, respectively. The projected benefit obligation for the plan was $7.9 million and $6.4 million as of May 30, 2003 and May 31, 2002, respectively.

We sponsor a deferred compensation 401(k) plan that is available to substantially all employees. The charges to expense for the employer match were $2.1 million in fiscal 2003, $1.4 million in fiscal 2002, and $1.9 million in fiscal 2001.

Note 9 - Income Taxes

The provision for income taxes for continuing operations includes:

(In thousands)	2003	2002	2001
Current tax expense:
Federal	$839	$—	$15,215
Foreign	618	—	—
State	101	145	1,080

	1,558	145	16,295

Deferred (prepaid) tax expense:
Federal	20,213	13,243	448
Foreign	(816)	(796)	(924)
State	2,020	285	(66)

	21,417	12,732	(542)

Total	$22,975	$12,877	$15,753

Our effective tax rates differ from federal statutory rates as follows:

	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
Foreign	1.2%	—	—
Loss related to investments	5.5%	8.5%	—
State income taxes, net of federal income tax benefit	2.9%	3.4%	4.6%
Other	(2.8)%	(4.0)%	(0.9)%

Total	41.8%	42.9%	38.7%

Deferred income taxes as of May 30, 2003 and May 31, 2002 reflect the impact of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. As of May 30, 2003 and May 31, 2002, principal components of deferred tax items were as follows:

(In thousands)	2003	2002
Deferred tax assets:
Net operating loss and credit carry-forwards	$26,271	$29,910
Acquired intangibles	11,906	—
Employee benefit plans	8,336	4,704
Deferred revenue	5,929	—
Accrued expenses	5,447	6,049
Accrued non-recurring charges	930	4,466
Loss related to investments	4,790	18,667
Other	328	441
Valuation allowance	(13,379)	(7,974)

	50,558	56,263
Deferred tax liabilities:
Property and equipment	22,579	11,274
Loss related to investments	772	—
Prepaid expenses and other	526	463
Acquired intangibles	—	3,136

	23,877	14,873

Net deferred tax asset	26,681	41,390

Less: current deferred tax asset	21,663	19,987

Non-current deferred tax asset	$5,018	$21,403

Net operating loss and credit carry-forwards expire between the years 2004 and 2023. Our valuation allowance changed by $5.4 million principally due to net capital losses realized on the disposition of investments.

Note 10 – Debt

In November 2002, we completed a refinancing that included a new $225 million senior secured credit facility and the issuance of $200 million of 10 1/2% Senior Subordinated Notes due 2012 in an unregistered offering pursuant to Rule 144A and Regulations under the Securities Act of 1933. We intend to offer to exchange the unregistered notes for substantially identical registered senior subordinated notes following the filing of this report.

The $225 million senior secured credit facility consists of a $100 million five-year revolving credit facility and a $125 million six-year term loan. This secured credit facility replaced our $150 million unsecured revolving line of credit and became effective on November 26, 2002. The $100 million revolving credit facility is available for working capital and general corporate purposes and has a variable interest rate based on market rates. As of May 30, 2003, no borrowings were outstanding under the revolving credit facility. The $125 million term loan has a variable interest rate tied to LIBOR with a floor of 6%.

Borrowings under the credit facility are guaranteed by our material domestic subsidiaries. Our obligations under the credit facility are secured by a pledge of the capital stock of our domestic subsidiaries and 66% of the voting stock of our first-tier material foreign subsidiaries. Our obligations are also secured by a perfected lien and security interest in substantially all of our and such domestic subsidiaries’ tangible and intangible assets. Under certain circumstances, future material subsidiaries will be required to guarantee the credit facility and to secure their guarantees with substantially all of their tangible and intangible property. Similarly, under certain circumstances, we will pledge 66% of the voting stock of our future first-tier foreign subsidiaries to the lenders under the credit facility.

The credit facility contains certain financial and non-financial covenants customary for financings of this nature, such as requiring us to maintain a certain leverage ratio of debt to EBITDA. EBITDA is defined in the credit agreement as income before equity in losses of affiliated companies, plus income taxes, interest expense, depreciation and amortization, and certain other non-cash losses on asset disposition, less minority interest in losses. As of May 30, 2003, we were in compliance with all restrictive covenants.

The $200 million senior subordinated notes are our senior unsecured subordinated obligations, will mature on December 1, 2012, and are classified as fixed rate borrowings. The notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by the subsidiary guarantors that guarantee our credit facility. The notes bear interest at a rate of 10 ½% per year and interest is payable on June 1 and December 1 of each year. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months. As of May 30, 2003, the fair market value of the notes is approximately $213.0 million.

We received $118.7 million in proceeds from the $125 million term loan, net of $6.3 million in costs related to the entire $225 million credit facility, and $193.0 million in proceeds from the issuance of the notes, net of $7.0 million in debt issuance costs. The issuance costs associated with the refinancing are being amortized over the life of the credit facility and notes.

We used $91 million of the net proceeds from the refinancing to repay all indebtedness outstanding under our previous revolving credit facility. As a result of the retirement of this credit facility, we incurred $0.8 million in early extinguishment charges. $145.9 million of the net proceeds from the refinancing were used for redemption of our 5% convertible subordinated notes due November 2003. The redemption amount consisted of $143.8 million in principal, $1.1 million in accrued interest and $1.0 million in early redemption premium. As a result of the redemption of the convertible notes, we also incurred a charge of $0.4 million for the write-off of debt issuance costs.

On April 29, 1999, we assumed a mortgage payable in connection with the purchase of an office building. The mortgage is due in monthly installments with a fixed rate of 6.87% per annum with the final installment due on May 15, 2005. This final installment includes a balloon payment of $2.3 million.

Scheduled maturities of the Company’s long-term debt during the fiscal years subsequent to May 30, 2003 are as follows: $6.6 million in 2004; $8.8 million in 2005; $6.2 million in 2006, $6.2 million in 2007, $51.6 million in 2008, $48.4 million in 2009, and $200 million in 2013.

As of May 30, 2003 and May 31, 2002, long-term debt consisted of the following:

(In thousands)	May 30, 2003	May 31, 2002
10 1/2% Senior subordinated notes—mature on December 1, 2012	$200,000	$—
Term loan—variable rate due in quarterly installments until November 2008	125,000	—
Convertible notes—mature on November 1, 2003	—	143,750
Note Payable—Silicon Valley Bank Prime—Various 36 month maturities at Bank Prime Rate Plus 1%	—	1,256
Third Party Note—Due February 1, 2003	—	11,906
Mortgage payable—due in monthly installments until May 15, 2005 with interest at 6.87%	2,706	2,886
TechRx Note Payable—Due May 2003	—	45
Promissory notes issued in consideration for acquisitions:
Spring Anesthesia Group, Inc.—7.6% due August 2003	—	4,831
Hadley Hutt Computing Ltd.—6.97% due June 2003	114	105

	327,820	164,779
Less: Short-term borrowings	—	11,906
Less: Current maturities	6,558	963

Net long-term debt	$321,262	$151,910

Note 11 - Stockholders’ Equity

Stock Option Plans - During fiscal 2002, we adopted the 2002 Non-Employee Directors Compensation Plan (the “2002 Plan”). The 2002 Plan is a formula plan pursuant to which the non-employee directors receive cash, shares of stock or deferred stock rights in payment of their annual retainer, plus an annual grant of stock options. Shares issued in accordance with the 2002 Plan are granted, and reduce the number of shares available for future grant, under the 2000 Long-Term Incentive Plan, which was approved by the stockholders at the 1999 annual meeting, or under any successor equity compensation plan that is approved by the stockholders. Under the terms of the 2002 Plan, an annual retainer of $30,000 is paid to each non-employee director, other than a non-employee Chairman of the Board or Lead Director who is paid $60,000. In all cases, unless the director elects to defer receipt of the annual retainer in the form of deferred stock rights, the retainer is paid 50% in cash and 50% in common stock. The shares to be issued are determined by dividing 50% of the retainer by the fair market value per share of common stock as of the close of business on the first day of the fiscal year.

The 2002 Plan also provides that non-employee directors are annually awarded an option to purchase that number of shares of NDCHealth common stock having a fair market value on the day immediately following the annual meeting of NDCHealth stockholders equal to $125,000. The options granted under the 2002 Plan vest over a period of five years and expire 10 years after the date of grant. Options under the 2002 plan will be issued over a 10 year period.

On October 28, 1999, we adopted a stock-based compensation plan, the 2000 Long-Term Incentive Plan (the “2000 Plan”). The number of shares available for awards will be adjusted annually on the last day of our fiscal year through fiscal 2004. The 2000 Plan authorizes the granting of awards to employees, officers and directors of NDCHealth or its subsidiaries in the following forms: (i) options to purchase shares of common stock, which may be incentive stock options or nonqualified stock options, (ii) stock appreciation rights; (iii) performance shares; (iv) restricted stock; (v) dividend equivalents; (vi) other stock-based awards; or (vii) any other right or interest relating to common stock or cash. During fiscal 2003, 2002 and 2001, we only granted awards in the forms of options and restricted stock. Not more than 15% of the total authorized shares may be granted as awards of restricted stock or unrestricted stock awards. Shares awarded as restricted stock under the plan are held in escrow and released to the grantee upon the grantee’s satisfaction of conditions set forth in the grantee’s restricted stock agreement. Such awards are recorded as deferred compensation, a reduction of stockholders’ equity, based on the quoted fair market value of NDCHealth common stock at the award date. Compensation expense is recognized ratably during the escrow period of the award. Options may be issued at, below, or above the fair market value of the common stock at the time of grant. No awards have been granted below the fair market value since the 2000 Plan’s inception. Options granted become exercisable in various annual increments and terminate over a period not to exceed 10 years.

We have two other employee stock option plans, the 1997 Stock Option Plan (the “1997 Plan”) and the 1987 Stock Option Plan (the “1987 Plan”), that provided for the granting of options to certain officers and key employees to purchase NDCHealth common stock. No additional options will be granted under the 1997 and 1987 Plans. Options granted under such plans become exercisable in various annual increments and terminate over a period not to exceed 10 years.

The NDCHealth 1984 Non-Employee Directors Stock Option Plan (the “1984 Plan”) provided for annual grants of options (each to purchase 5,000 shares of common stock of NDCHealth), to non-employee directors. The maximum number of shares for which options could have been granted is 545,000. No additional options will be granted under the 1984 Plan. Options granted prior to October 26, 1995 are exercisable immediately at the current market value on the date of grant. Options granted on or after October 26, 1995 vest 20% two years after the date of grant, an additional 25% after three years, another 25% after four years, and the remaining 30% after five years.

Other Stock Plans - On October 26, 2000, we adopted an Employee Stock Purchase Plan under which the sale of 1,500,000 shares of its common stock has been authorized. During each quarterly offering period under the plan, employees may authorize payroll deductions of up to 20% of compensation, which funds are used to purchase shares of NDCHealth common stock at the end of the offering period at a price equal to the lower of 85% of market value on the first day or the last day of the offering period, subject to an annual purchase limit of $25,000. At May 30, 2003, 253,215 shares have been issued under this plan, with 1,246,785 shares reserved for future issuance.

Under the 2000 Plan, there were 58,069; 73,070; and 122,962 shares of NDCHealth common stock awarded as restricted stock during fiscal years 2003, 2002 and 2001, respectively. These awards have restriction periods of one to four years. As of May 30, 2003, 174,540 restricted shares remained in escrow. We expensed $1.2 million, $1.3 million and $1.8 million in fiscal 2003, 2002 and 2001, respectively, in connection with restricted stock awards.

On January 31, 2001, as a result of the spin-off of Global Payments Inc., options and restricted stock held by Global Payments Inc. employees were cancelled and replaced with grants of Global Payments Inc. options. The number of options outstanding and the exercise prices for options held by employees that remained with NDCHealth have been adjusted pursuant to a formula. This was accomplished by canceling each option and replacing them with newly issued options. Each replacement stock option had an aggregate intrinsic value and term equal to the aggregate intrinsic value of the original option. In accordance with FASB Interpretation 44, ‘Accounting for Certain Transactions Involving Stock Compensation,” replacement stock options and restricted stock granted in conjunction with such an equity transaction, assuming the intrinsic values remain the same, do not give rise to variable accounting.

Summarized transactions under all the stock option plans are as follows:

	Shares Under Option	Weighted Average Option Price Per Share
Outstanding at May 31, 2000	3,623,635	$25.14
Option adjustment due to spinoff	4,194,436	—
Granted	913,333	18.82
Exercised	(1,046,712)	8.29
Expired or terminated	(4,336,711)	24.67

Outstanding at May 31, 2001	3,347,981	17.25
Granted	767,372	30.22
Exercised	(222,211)	14.45
Expired or terminated	(287,136)	20.89

Outstanding at May 31, 2002	3,606,006	20.07
Granted	1,229,194	20.69
Exercised	(125,344)	9.11
Expired or terminated	(289,946)	22.08

Outstanding at May 30, 2003	4,419,910	20.43

Exercisable at May 30, 2003	1,762,959	$17.71

Available for future grants	1,375,803	—

As of May 30, 2003, shares reserved for future issuance under all option plans are 5,795,713. The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant dates:

Exercise Price Range	Number of Shares	Weighted Average Price	Weighted Average Contractual Life	Number of Shares Exercisable	Weighted Average Exercise Price
$ 6.69 - $13.91	823,760	$13.18	4.4 years	533,956	$12.91
$14.02 - $17.75	892,734	15.53	6.3 years	443,588	15.53
$17.77 - $22.52	884,366	20.61	5.8 years	488,427	20.41
$22.56 - $24.05	918,082	22.96	8.5 years	111,412	23.02
$25.07 - $37.10	900,968	29.15	7.4 years	185,576	26.43

	4,419,910	$20.43	6.5 years	1,762,959	$17.71

Note 12 - Segment Information

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” defines operating segments as components of an enterprise whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess performance. The chief operating decision making group for our company consists of the Chief Executive Officer, the Chief Financial Officer, the Chief Operating Officer, and certain senior executive officers.

We operate our business as two fundamental reportable segments: Network Services and Systems, which we offer to healthcare providers and payers; and Information Management, which we offer primarily to pharmaceutical manufacturers. Network Services and Systems provides electronic connectivity to the NDCHealth intelligent network and system solutions throughout the healthcare industry. Information Management provides management information, research, and consulting services to pharmaceutical manufacturers, pharmacy chains and hospitals. Other includes results from divested businesses, fiscal 2001 restructuring and impairment charges, income related to gains from the sale of securities, income related to gains on business divestitures, and expense related to non-cash losses on investments in Medscape and MedUnite.

The accounting policies of the reportable segments are generally the same as those described in the summary of significant accounting policies. Corporate overhead is allocated to the segments based on various methodologies (i.e., percentage of revenue, square footage, headcount, etc.). These various methodologies allow the Company to equitably allocate overhead costs based on the demands of the segment. Income taxes are not allocated to the segments incurring them for internal evaluation purposes. Revenues are attributed to geographic region based on the location of the business unit processing the transactions and services. No individual foreign country accounted for more than 10% of consolidated revenues in any period presented.

Year Ended May 30, 2003 (In thousands)	Information Management	Network Services and Systems	Other	Totals
Revenues	$156,753	$272,853	$—	$429,606
Income (loss) before income taxes, equity in losses of affiliated companies, and discontinued operations	24,687	47,052	(16,814)	54,925
Depreciation and amortization	10,781	20,100	—	30,881
Segment assets	153,551	633,701	—	787,252

Year Ended May 31, 2002 (In thousands)	Information Management	Network Services and Systems	Other	Totals
Revenues	$150,399	$198,622	$4,360	$353,381
Income (loss) before income taxes, equity in losses of affiliated companies, and discontinued operations	25,315	46,306	(41,570)	30,051
Depreciation and amortization	11,072	12,879	423	24,374
Segment assets	147,952	508,312	1,920	658,184

Year Ended May 31, 2001 (In thousands)	Information Management	Network Services and Systems	Other	Totals
Revenues	$136,616	$176,015	$24,421	$337,052
Income (loss) before income taxes, equity in losses of affiliated companies, and discontinued operations	18,225	31,068	(8,572)	40,721
Depreciation and amortization	15,238	16,378	3,129	34,745
Segment assets	133,817	313,796	36,748	484,361

The following table presents information about our operations in different geographic regions for and as of the years ended May 30, 2003, May 31, 2002, and 2001:

(In thousands)	2003	2002	2001
Revenues:
United States	$407,753	$335,794	$321,790
All other	21,853	17,587	15,262

Total revenues	$429,606	$353,381	$337,052

Long-lived assets:
United States	$113,446	$98,938	$79,586
All other	3,232	2,628	3,370

Total long-lived assets	$116,678	$101,566	$82,956

Note 13 - Restructuring and Impairment Charges and Other Unusual Expenses

Fiscal years 2001 and 2000 represented a major transition period for NDCHealth. The decision was made to focus management attention on the core information management and network services and systems businesses. Accordingly, actions were initiated to eliminate non-core as well as obsolete and redundant product and service offerings. In addition, we accelerated clearinghouse integration, consolidation of locations, and associated staff and expense reductions.

The majority of these actions were completed during fiscal 2000 however, as these actions were finalized and implemented, an additional $2.2 million of restructuring and impairment charges were incurred during the second quarter of fiscal 2001. Of this total, approximately $1.2 million were cash items that were accrued at the time the charges were incurred. These cash items include severance and related costs of $1.1 million and facility exit costs of $0.1 million. The severance and related costs arose from actions to reduce personnel staffing in areas of redundant operations and activities. These charges reflect 58 specifically identified executives and employees who were informed of their termination during the second quarter of fiscal 2001. The facility costs relate to a location that was closed during the quarter. The remaining $1.0 million impairment charge was the result of the write down and divestiture of a non-core operation. As of May 31, 2002, all payments relating to the cash portion of the restructuring charges were complete.

In accordance with our policy regarding investments in publicly traded entities, a loss of $7.0 million was recognized in fiscal 2001 to mark to fair value our investment in Medscape, Inc. as the loss was determined to be other than temporary.

MedUnite

During July 2001, in exchange for the contribution of the assets of our physician network services business, we received an interest and became an investor in MedUnite, Inc. along with several leading U.S. health insurance companies. MedUnite offered a nationwide EDI-based transaction system to connect providers and payers.

On August 19, 2002, the financial advisors to MedUnite’s Board of Directors shared with us that they had evaluated several preliminary proposals related to a recapitalization plan and selected parties with which they intended to proceed with further evaluation, discussions, and negotiation of a potential recapitalization transaction. In addition, we understood that other parties indicated their interest in potentially submitting a proposal to MedUnite. At that time, the net carrying value of our investment was approximately $52.6 million consisting of $44.7 million in equity, $5.4 million in convertible debt, and $2.5 million in promissory notes and accrued interest. Based upon the information received from MedUnite’s financial advisors, as well as an updated evaluation of MedUnite’s results and of capital market conditions, we determined that the fair value of our investment was approximately $12.2 million, the amount of proceeds that we expected to receive from the sale of MedUnite. Therefore, in accordance with the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” we reduced the carrying value of our equity investment by way of a $41.0 million non-cash charge in fiscal 2002.

Following the charge to reduce the carrying value of the investment, we continued to believe that our investment in MedUnite was recoverable and believed our investment in MedUnite was appropriately valued at approximately $12.2 million, consisting of $4.2 million in equity, $5.4 million in convertible debt, and $2.6 million in promissory notes and accrued interest.

On December 31, 2002, ProxyMed, Inc. purchased MedUnite and in exchange for our equity investment in MedUnite of $4.2 million, we received two convertible debt issues totaling $2.4 million from ProxyMed. Our remaining investment in MedUnite consisting of $5.4 million in convertible debt and $2.6 million in promissory notes and accrued interest; and trade receivables from MedUnite of $1.2 million not included in the carrying value of our investment, were restructured into a $2.2 million 3 year note from ProxyMed. In order to determine the appropriate carrying value of the consideration received from ProxyMed in exchange for our interest in MedUnite, several factors were considered. Our valuation considered the interest rates of the convertible debt and the new note, the long-term nature of the note, our current borrowing rate, and the financial condition of ProxyMed and their ability to satisfy the terms of the debt and note. Accordingly, during fiscal 2003 we recorded a charge of $12.5 million to record the loss on the value of our investment and to reserve trade receivables. $11.6 million related to our investment basis is included in Loss related to investments and $0.9 million of the charge related to trade receivables due from MedUnite is included in Restructuring, impairment and other charges.

In conjunction with the sale of our interest in MedUnite to ProxyMed, we also evaluated other aspects of our MedUnite relationship. As part of this evaluation we identified an additional $1.4 million of trade receivables that we believe became uncollectible as a result of the change in relationship with MedUnite. Accordingly, a charge of $1.4 million is included in Restructuring, impairment and other charges in fiscal 2003 to reserve for these receivables. Because of on-going claims related to our investment in MedUnite and the impairment of other related assets, an additional charge of $3.3 million was recorded during the third quarter of fiscal 2003. Because the claims were resolved for a lesser amount than originally reserved, $0.5 million of this charge was reversed in the fourth quarter of fiscal 2003. This net charge is included in Loss related to investments.

Note 14 - Related Party Transactions

Executive recruiting services of approximately $0.1 million and $0.2 million for fiscal years 2002 and 2001, respectively, were provided by a firm of which a Director of the Company is a Senior Partner. These services were provided by an office other than that of the Director.

Promissory notes totaling approximately $4.3 million were issued to NDCHealth in fiscal 2001 by a partnership, of which a former director is sole partner, for the exercise of stock options previously granted to the director and transferred to the partnership. Treasury shares held at the time were issued as a result of the exercise of these options. The interest rates on these notes range from 4.63% to 4.77%, payable at the maturity date. The notes mature on various dates between July 2002 and June 2004. The notes, with full recourse, are secured by NDCHealth common stock owned by the partnership. The outstanding balance of these notes was $1.7 million (due in June 2004) and $3.2 million (due in two payments in June 2003 and June 2004) as of May 30, 2003 and May 31, 2002, respectively, and is included in Deferred compensation and other as a reduction of Stockholders’ equity.

During fiscal 2002, we became an investor in MedUnite with a 17.9% equity interest. As a provider of physician software, our objective in the alliance with MedUnite was to provide transactions services performed by MedUnite to our physician customers. In fiscal year 2003 and 2002, respectively, revenue related to MedUnite was approximately $5.9 million and $8.0 million. Additionally, at May 31, 2002 we had a note receivable from MedUnite, including accrued interest, of approximately $2.4 million and a convertible note receivable, including accrued interest, of approximately $5.4 million.

Note 15 - Lease Obligations

We conduct a major part of our operations using leased facilities and equipment. Many of these leases have renewal and purchase options and provide that we pay the cost of property taxes, insurance and maintenance.

Rent expense on all operating leases for fiscal 2003, 2002 and 2001 was approximately $11.5 million, $7.3 million and $8.5 million, respectively.

Future minimum lease payments for all non-cancelable leases at May 30, 2003 were as follows:

(In thousands)	Capital Leases	Operating Leases
2004	$1,076	$14,786
2005	571	12,773
2006	—	9,174
2007	—	4,671
2008	—	3,925
Thereafter	—	12,745

Total future minimum lease payments	1,647	$58,074

Less: amount representing interest	61

Present value of net minimum lease payments	1,586
Less: current portion	1,028

Long-term obligations under capital leases at May 30, 2003	$558

Global Payments currently occupies an office building owned by NDCHealth that is adjacent to our corporate headquarters. We maintain the building, which Global Payments occupied prior to the spin-off, as a part of our corporate campus. As part of the spin-off agreement, the building is currently leased to Global Payments at a rate that approximates our cost of maintaining the building for a term ending January 31, 2004. We are currently negotiating an extension of this lease.

Note 16 - Commitments and Contingencies

We currently provide pharmaceutical information services solutions to our European customers, pharmaceutical companies, through our German business. In this regard we deliver the prescription data we receive from our data suppliers in a variety of products to our customers to assist them in operating their businesses. We deliver this prescription data to our customers in an electronic format. The specific electronic format within which such prescription data is actually delivered to such pharmaceutical companies in Germany is the subject matter of the current litigation both before the European Commission and the German courts with IMS Health.

In the proceedings before the European Commission instituted by us on December 19, 2000, we are alleging that to the extent this format is copyrighted by IMS Health, the format constitutes an industry standard and an essential facility to competition and must be made available to competitors of IMS Health. We obtained a ruling from the European Commission ordering IMS Health to license its structure for organizing pharmaceutical sales data to us. However, subsequent to this decision, the Court of First Instance and later the European Court Of Justice stayed this decision pending a complete review of the underlying substantive matters. Those matters are still proceeding.

In proceedings before the German courts instituted by IMS Health on December 21, 2000, IMS Health has alleged copyright infringement against each of Pharma Intranet Information AG, or PI, the company from whom we purchased certain assets of our German business, and us, and we each have contested the validity of IMS Health’s alleged copyright. In these proceedings, IMS Health obtained an injunction from the Frankfurt Regional Court to prevent each of PI and us from distributing data in the contested format. On August 13, 2002, the Frankfurt Court of Appeals ruled in our favor by dismissing the preliminary injunction against our use of the industry standard data structure. This decision is final and is not subject to further appeal by IMS Health. On September 17, 2002 the Frankfurt Court of Appeals issued a judgment in the main proceedings against PI. While validating a copyright in the structure, the Court held that IMS Health has no standing to sue to enforce the copyright. The Court also determined that IMS Health does not own the copyright. The Court further denied IMS Health’s claims under the EU Database Directive for protection of the data structure involved. Finally, the Court found that PI breached the German Act Against Unfair Trade Practices (UGW) by reason of identically copying the data structure. We have not sold or used the data structure initially used by PI. We do not own PI and PI is no longer actively conducting business. The case against us remains pending before the Frankfurt Regional Court at this time.

Several independent pharmacies filed a lawsuit on December 23, 2002 in the Twentieth Judicial Circuit Court, St. Clair County, Illinois, against IMS Health, Inc., or IMS, and sixty-two other defendants, including us (collectively the computer systems vendors). We were served with the lawsuit in May 2003. The pharmacies, Douglas & Ogden Medical Center Pharmacy, Inc. d/b/a Douglas Main Pharmacy, Timmerman & Associates, Inc. d/b/a Comprehensive Care Pharmacy, and John Hartman d/b/a Bittles Drug Store allege that IMS violated the Illinois Trade Secrets Act and breached alleged contracts it had with the computer systems vendors by reselling what the plaintiffs claim to be proprietary drug information to a competing prescription drug provider. The plaintiffs have also alleged that the computer systems vendors, including us, violated the Illinois Trade Secrets Act and breached alleged contracts with the plaintiffs by providing what they claim to be proprietary pharmacy data to IMS. In connection with the class action that the plaintiffs are seeking, the plaintiffs are claiming damages in excess of $100 million, alleging that other independent pharmacies have similar relationships with IMS and the computer systems vendors.

We have denied all liability in the lawsuit, have objected to certification of the class and intend to defend the case vigorously. Our contracts with IMS provide for indemnification, and we have asserted a claim for indemnification against IMS. Based on our preliminary internal investigations, management does not currently anticipate that this case will have a material adverse impact on our financial position, liquidity or results of operations.

Additionally, we are party to a number of other claims and lawsuits incidental to our business. We believe that the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations.

Note 17 - Supplemental Cash Flow Information

Supplemental cash flow disclosures and non-cash investing and financing activities for the years ended May 30, 2003, May 31, 2002 and 2001 are as follows:

(In thousands)	2003	2002	2001
Supplemental cash flow information:
Net income taxes paid (refunded)	$(1,558)	$986	$1,174
Interest paid	8,396	8,306	7,327
Supplemental non-cash investing and financing activities:
Capital leases entered into in exchange for property and equipment	94	2,151	—
Non-cash investment in MedUnite, Inc	—	37,458	—
Non-cash investment in TechRx	—	—	15,306
Non-cash investment in Infopharm Limited	—	2,368	—

In fiscal 2003, 2002 and 2001, we acquired various businesses that were accounted for as purchases (see Notes 2 and 6):

(In thousands)	2003	2002	2001
Fair value of assets acquired	$116,146	$193,489	$23,624
Notes and deferred payments	—	(520)	—
Stock issued	—	(12,000)	—
Cash acquired	—	(7,349)	—
Liabilities assumed	—	(53,994)	(400)

Cash paid for acquisitions	$116,146	$119,626	$23,224

A schedule of the net cash provided from refinancing activities is presented below (see Note 10):

(In thousands)	2003
10 1/2% Senior subordinated notes—mature on December 1, 2012	$200,000
Term loan—variable rate due in quarterly installments until November 2008	125,000
Cash used to redeem convertible notes	(143,720)
Debt issuance cost	(13,274)

Cash received from refinancing activities	$168,006

Note 18 - Quarterly Consolidated Financial Information (Unaudited)

(In thousands, except per share data)	Quarter Ended
	August 30	November 29	February 28	May 30
Fiscal Year 2003
Revenue	$100,082	$105,286	$109,007	$115,231
Operating income	20,519	23,774	23,411	22,175
Net income (loss)	11,165	12,677	(3,700)	10,460

Basic earnings (loss) per share	0.32	0.37	(0.11)	0.30

Diluted earnings (loss) per share	0.32	0.36	(0.11)	0.30

	Quarter Ended
	August 31	November 30	March 1	May 31
Fiscal Year 2002
Revenue	$84,156	$85,453	$89,268	$94,504
Operating income	17,495	18,442	19,566	21,599
Net income (loss)	9,031	10,721	11,245	(15,887)

Basic earnings (loss) per share	0.27	0.31	0.33	(0.46)

Diluted earnings (loss) per share	0.25	0.30	0.31	(0.46)

Note 19 – Consolidating Financial Data of Subsidiary Guarantors

In November 2002, we issued $200 million aggregate principal amount of 10  1/2% senior subordinated notes due 2012. Our wholly-owned material subsidiaries, which include NDC Health Information Services (Arizona) Inc., NDCHealth Intellectual Property Corp, HISIP Corp., NDCIP, Inc., NDCHealth Licensing, Inc., and NDC of Canada, Inc., have fully and unconditionally guaranteed the notes on a joint and several basis. In May 2003 as a part of our acquisition of the remaining capital stock of TechRx Incorporated, NDC Acquisition Corp. merged into TechRx Incorporated. Subsequently, TechRx Incorporated and The Computer Place, Inc. merged into NDCHealth Corporation. Each of the merged subsidiaries were formally guarantors of our debt, as such their results of operations and financial position were reported under the column entitled Subsidiary Guarantors in May 2002. In fiscal 2003, the results of operations of NDC Acquisition Corp., TechRx Incorporated, and The Computer Place, Inc. are included in Subsidiary Guarantors and their financial position is included in NDCHealth Corporation.

Presented below is our consolidating financial data, including the combined financial data for our subsidiary guarantors and our subsidiary non-guarantors.

Statement of Operations for the Twelve months ended May 30, 2003 (in thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$179,812	$239,224	$27,706	$(17,136)	$429,606
Cost of service	65,018	137,678	19,010	(7,132)	214,574
Other operating expenses	34,024	85,723	12,023	(6,617)	125,153

Operating income (loss)	80,770	15,823	(3,327)	(3,387)	89,879

Other income (expense)	(50,877)	73,632	606	(58,315)	(34,954)

Income (loss) before income taxes and equity in losses of affiliated companies	29,893	89,455	(2,721)	(61,702)	54,925
Provision for income taxes	13,964	11,800	(2,585)	(204)	22,975

Income (loss) before equity in losses of affiliated companies	15,929	77,655	(136)	(61,498)	31,950

Equity in losses of affiliated companies	—	—	(1,348)	—	(1,348)

Net income (loss)	$15,929	$77,655	$(1,484)	$(61,498)	$30,602

Statement of Operations for the Twelve months ended May 31, 2002 (in thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidated
Revenues	$162,083	$165,595	$25,703	$353,381
Cost of service	56,741	99,400	18,803	174,944
Other operating expenses	35,941	55,485	9,909	101,335

Operating income (loss)	69,401	10,710	(3,009)	77,102

Other income (expense)	(47,409)	(76)	434	(47,051)

Income (loss) before income taxes and equity in losses of affiliated companies	21,992	10,634	(2,575)	30,051
Provision for income taxes	9,741	4,027	(891)	12,877

Income (loss) before equity in losses of affiliated companies	12,251	6,607	(1,684)	17,174

Equity in losses of affiliated companies	(1,514)	—	(550)	(2,064)

Net income (loss)	$10,737	$6,607	$(2,234)	$15,110

Statement of Operations for the Twelve months ended May 31, 2001 (in thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidated
Revenues	$156,693	$155,562	$24,797	$337,052
Cost of service	60,794	84,288	23,609	168,691
Other operating expenses	60,433	49,007	5,101	114,541

Operating income (loss)	35,466	22,267	(3,913)	53,820

Other income (expense)	(19,274)	(2,428)	8,603	(13,099)

Income before income taxes and equity in losses of affiliated companies	16,192	19,839	4,690	40,721
Provision for income taxes	7,419	6,281	2,053	15,753

Income before equity in losses of affiliated companies	8,773	13,558	2,637	24,968
Equity in losses of affiliated companies	(751)	—	—	(751)

Income before discontinued operations	8,022	13,558	2,637	24,217
Discontinued operations, net of income taxes	—	—	8,323	8,323

Net income	$8,022	$13,558	$10,960	$32,540

Statement of Cash Flows for the Twelve months ended May 30, 2003 (in thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$15,929	$77,655	$(1,484)	$(61,498)	$30,602

Adjustments to reconcile net income (loss) to cash provided by operating activities:	54,919	(6,362)	28,808	(2,698)	74,667
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:	6,773	6,484	(16,735)	1,777	(1,701)

Net cash provided by (used in) operating activities	77,621	77,777	10,589	(62,419)	103,568

Cash flows from investing activities:	(144,682)	(22,076)	(6,212)	3,853	(169,117)

Cash flows from financing activities:	75,359	(61,597)	(4,289)	58,566	68,039

Cash flows from discontinued operations:	—	—	166	—	166

Increase (decrease) in cash and cash equivalents	8,298	(5,896)	254	—	2,656
Cash and cash equivalents, beginning of period	4,400	7,387	1,660	—	13,447

Cash and cash equivalents, end of period	$12,698	$1,491	$1,914	$—	$16,103

Statement of Cash Flows for the Twelve months ended May 31, 2002 (in thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidated
Cash flows from operating activities:
Net income (loss)	$10,737	$6,607	$(2,234)	$15,110

Adjustments to reconcile net income (loss) to cash provided by operating activities:	61,320	12,514	(13,128)	60,706
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:	(9,556)	(4,523)	915	(13,164)

Net cash provided by (used in) operating activities	62,501	14,598	(14,447)	62,652

Cash flows from investing activities:	(159,306)	(5,615)	—	(164,921)

Cash flows from financing activities:	90,510	(1,668)	—	88,842

Cash flows from discontinued operations:	—	—	14,454	14,454

Increase (decrease) in cash and cash equivalents	(6,295)	7,315	7	1,027
Cash and cash equivalents, beginning of period	10,695	72	1,653	12,420

Cash and cash equivalents, end of period	$4,400	$7,387	$1,660	$13,447

Statement of Cash Flows for the Twelve months ended May 31, 2001 (in thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidated
Cash flows from operating activities:
Net income	$8,022	$13,558	$10,960	$32,540

Adjustments to reconcile net income to cash provided by operating activities:	29,223	20,302	(2,116)	47,409
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:	(4,449)	(15,753)	3,303	(16,899)

Net cash provided by operating activities	32,796	18,107	12,147	63,050

Cash flows from investing activities:	(31,727)	(12,990)	(5,211)	(49,928)

Cash flows from financing activities:	(69,051)	(5,665)	—	(74,716)

Cash flows from discontinued operations:	77,600	—	(5,375)	72,225

Increase (decrease) in cash and cash equivalents	9,618	(548)	1,561	10,631
Cash and cash equivalents, beginning of period	1,077	620	92	1,789

Cash and cash equivalents, end of period	$10,695	$72	$1,653	$12,420

Balance Sheet as of May 30, 2003 (in thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$12,698	$1,491	$1,914	$—	$16,103
Accounts receivable	48,570	20,052	3,581	—	72,203
Income taxes	21,137	1,721	4	—	22,862
Prepaid expenses and other current assets	24,937	12,827	5,050	(8,510)	34,304

Total current assets	107,342	36,091	10,549	(8,510)	145,472

Property and equipment, net	79,332	33,842	3,504	—	116,678
Intangible assets, net	391,590	39,012	54,011	(5,379)	479,234
Investments	264,117	264	5,484	(259,909)	9,956
Intercompany receivables	253,419	1,068	—	(254,487)	—
Other	48,096	(2,329)	9,033	(18,888)	35,912

Total Assets	$1,143,896	$107,948	$82,581	$(547,173)	$787,252

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$—	$—	$—	$—	$—
Short-term borrowings	—	—	—	—	—
Current portion of long-term debt	6,809	663	5,889	(5,775)	7,586
Accounts payable and accrued liabilities	37,294	8,781	9,507	5,629	61,211
Accrued interest	13,281	—	—	—	13,281
Deferred revenue	17,708	18,347	2,082	—	38,137

Total current liabilities	75,092	27,791	17,478	(146)	120,215

Long-term liabilities	569,720	40,186	33,340	(281,740)	361,506

Total liabilities	644,812	67,977	50,818	(281,886)	481,721

Minority interest in equity of subsidiaries	—	—	9,019	—	9,019

Stockholders’ equity	499,084	39,971	22,744	(265,287)	296,512

Total Liabilities and Stockholders’ Equity	$1,143,896	$107,948	$82,581	$(547,173)	$787,252

Balance Sheet as of May 31, 2002 (in thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4,400	$7,387	$1,660	$—	$13,447
Accounts receivable	30,224	36,906	5,180	(1,859)	70,451
Income taxes	13,828	272	6,812	1,304	22,216
Prepaid expenses and other current assets	19,935	11,464	2,857	(11,579)	22,677

Total current assets	68,387	56,029	16,509	(12,134)	128,791

Property and equipment, net	47,806	50,600	3,057	103	101,566
Intangible assets, net	154,099	124,871	44,608	53,744	377,322
Investments	358,826	—	37,559	(382,888)	13,497
Inter-company	148,050	—	(28,063)	(119,987)	—
Other	34,068	3,500	18,904	(19,464)	37,008

Total Assets	$811,236	$235,000	$92,574	$(480,626)	$658,184

Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$91,000	$—	$—	$—	$91,000
Short-term borrowings	—	11,906	—	—	11,906
Current portion of long-term debt	997	1,630	—	(368)	2,259
Accounts payable and accrued liabilities	40,318	30,211	13,624	(8,106)	76,047
Deferred revenue	5,453	14,800	836	—	21,089

Total current liabilities	137,768	58,547	14,460	(8,474)	202,301

Long-term liabilities	194,476	119,681	10,073	(147,949)	176,281

Total liabilities	332,244	178,228	24,533	(156,423)	378,582

Minority interest in equity of subsidiaries	—	—	10,630	11,226	21,856

Stockholders’ equity	478,992	56,772	57,411	(335,429)	257,746

Total Liabilities and Stockholders’ Equity	$811,236	$235,000	$92,574	$(480,626)	$658,184

NDCHealth Corporation

CONSOLIDATED SCHEDULE II

Valuation and Qualifying Accounts

(In thousands)
Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	1 Charged to Costs and Expenses	2 Acquired/ (Divested) Balances	Uncollectable Accounts Write-Off	Balance at End of Period
Trade Receivable Allowances

May 31, 2001	$7,316	$5,189	$(1,113)	$4,764	$6,628

May 31, 2002	6,628	3,139	239	4,296	5,710

May 30, 2003	5,710	6,371	—	5,296	6,785

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Audit Committee of the Board of Directors of NDCHealth Corporation annually considers and recommends to the Board the selection of the company’s independent public accountants. As recommended by the Audit Committee, the Board of Directors directed management to notify Arthur Andersen LLP that it had decided to no longer engage them as the company’s independent public accountant. Andersen’s services were terminated on March 27, 2002.

During our two most recent fiscal years and through the date of termination, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to their satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years; and there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

Following a thorough evaluation process, and on the recommendation of its Audit Committee, the Board of Directors has appointed Ernst & Young LLP as our independent auditors.

During our two most recent fiscal years and through April 12, 2002, the date of the appointment, we did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

During our two most recent fiscal years there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to their satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years; and there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We hereby incorporate by reference the information contained under the heading “Election of Directors—Certain Information Concerning the Nominees and Other Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” from our definitive Proxy Statement (the “2003 Proxy Statement”) to be delivered to the stockholders of NDCHealth in connection with the 2003 Annual Meeting of Stockholders to be held on October 23, 2003. Certain information relating to our executive officers appears under Item X in Part I of this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

We hereby incorporate by reference the information contained under the heading “Election of Directors—Compensation and Other Benefits” from the 2003 Proxy Statement. In no event shall the information contained in the 2003 Proxy Statement under the sections entitled “Stockholder Return Analysis” and “Report of the Compensation Committee” be included herein by this reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We hereby incorporate by reference the information contained under the headings “Election of Directors—Common Stock Ownership of Management” and “—Common Stock Ownership by Certain Other Persons” from the 2003 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We hereby incorporate by reference the information contained under the headings “Transactions with Related Parties” and “Compensation Committee Interlocks and Insider Participation” from the 2003 Proxy Statement.

Item 14. CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this Annual Report on Form 10-K, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures and have concluded that these controls and procedures effectively ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed summarized and reported in a timely manner. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We hereby incorporate by reference the information contained under the headings “Audit Fees”, “Financial Information Systems Design and Implementation Fees”, and “All Other Fees” from the 2003 Proxy Statement.

PART IV

Item 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Listing of Financial Statements

The following consolidated financial statements for the Registrant and its subsidiaries are included in Part II, Item 8 of this report and are filed as a part hereof:

Report of Ernst & Young LLP, Independent Auditors

Consolidated Statements of Operations for each of the fiscal years ended May 30, 2003, May 31, 2002, and May 31, 2001.

Consolidated Statements of Cash Flows for each of the fiscal years ended May 30, 2003, May 31, 2002, and May 31, 2001.

Consolidated Balance Sheets at May 30, 2003 and May 31, 2002.

Consolidated Statements of Changes in Stockholders’ Equity for each of the fiscal years ended May 30, 2003, May 31, 2002, and May 31, 2001.

Notes to Consolidated Financial Statements

(a)(2) Listing of Financial Statement Schedules

Other than as described below, Financial Statement Schedules are not filed with this Report because the Schedules are either inapplicable or the required information is presented in the Financial Statements or Notes thereto.

Consolidated Schedule II – Valuation and Qualifying Accounts for the fiscal years ended May 30, 2003, May 31, 2002, and May 31, 2001

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

(ii) By-laws of the Registrant, as amended (filed as Exhibit 3(ii) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2002, file No. 001-12392, and incorporated herein by reference.)

4(i) Stockholder Protection Rights Agreement, dated March 26, 2001, between the Registrant and the Rights Agent (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated March 26, 2001, file No. 001-12392, and incorporated herein by reference.)

(ii) Form of Indenture between the Registrant and Regions Bank, as Trustee, relating to Registrant’s 10½% Senior Subordinated Notes due 2012 (filed as Exhibit 4(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2002, file No. 001-12392, and incorporated herein by reference.)

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

(v) Headquarters Lease Agreement, dated as of January 31, 2001 by and between National Data Corporation and Global Payments Inc. (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 14, 2001, file No. 001-12392, and incorporated herein by reference.)

(vi) Sublease Agreement, dated as of January 31, 2001 by and between National Data Corporation and Global Payments Systems LLC. (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on February 14, 2001, file No. 001-12392, and incorporated herein by reference.)

(vii) Sublease Agreement, dated as of January 31, 2001 by and between National Data Corporation and National Data Payment Systems, Inc. (filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on February 14, 2001, file No. 001-12392, and incorporated herein by reference.)

(viii) Promissory Notes dated April 3, 2001 and May 14, 2001 between MRY Partners, L.P. and the Registrant (filed as Exhibit 10(xiii) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2001, file No. 001-12392, and incorporated herein by reference.)

(ix) Stock Pledge Agreement dated as of April 3, 2001 by and between MRY Partners, L.P. and the registrant (filed as Exhibit 10(xiv) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2001, file No. 001-12392, and incorporated herein by reference.)

(x) Agreement and Plan of Merger dated as of May 28, 2002 by and among TechRx Incorporated, the Registrant, and NDC Acquisition Corp. (NDCHealth Corporation has requested confidential treatment with respect to certain portions of this Exhibit) (filed as Exhibit 10(xiii) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2002, file No. 001-12392, and incorporated herein by reference.)

(xi) Asset Purchase Agreement dated as of May 29, 2002 by and between Arclight Systems LLC and the Registrant. (NDCHealth Corporation has requested confidential treatment with respect to certain portions of this Exhibit) (filed as Exhibit 10(xiv) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2002, file No. 001-12392, and incorporated herein by reference.)

(xii) First Amendment to Stock Pledge Agreement dated as of January 9, 2002 by and between MRY Partners, L.P. and the Registrant. (filed as Exhibit 10(xv) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2002, file No. 001-12392, and incorporated herein by reference.)

(xiii) $225,000,000 Credit Agreement among the Registrant, Merrill Lynch Capital, Credit Suisse First Boston, Bank of America, N.A., Lasalle Bank National Association and the Other Lenders Party thereto, dated as of November 26, 2002. (NDCHealth Corporation has requested confidential treatment with respect to certain portions of this Exhibit) (filed as Exhibit 10(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2002, file No. 001-12392, and incorporated herein by reference.)

(xiv) Registration Rights Agreement, dated as of November 26, 2002, among the Registrant, the guarantors named therein and Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co. and U.S. Bancorp Piper Jaffray Inc., as Initial Purchasers (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, file No. 333-103959, and incorporated herein by reference.)

Executive Compensation Plans and Arrangements

(xv) 2002 Non-Employee Directors Compensation Plan, dated October 5, 2001 (filed as Exhibit 10(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2001, file No. 001-12392, and incorporated herein by reference.)

(xvi) Non-Employee Directors Stock Option Plan (filed as Exhibit 10(iv) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1987, file No. 001-2392, and incorporated herein by reference.)

(xvii) 1995 Non-Employee Director Compensation Plan (filed as Exhibit 10(vii) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1996, file No. 001-12392, and incorporated herein by reference.)

(xviii) Amended and Restated Retirement Plan for Non-Employee Directors, dated as of April 20, 1994 (filed as Exhibit 10(xii) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1994, file No. 001-12392, and incorporated herein by reference.)

(xix) Amendment to Amended and Restated Retirement Plan for Non-Employee Directors (filed as Exhibit 4(xi) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1995, file No. 001-12392, and incorporated herein by reference.)

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

(xxvi) Amendment to Registrant’s 1987 Stock Option Plan effective September 28, 1996 (incorporated by reference from Exhibit 10(xxi) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1997, file No. 001-12392.)

(xxvii) Amendment to Registrant’s 1983 Restricted Stock Plan effective December 17, 1996 (incorporated by reference from Exhibit 10(xxii) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1997, file No. 001-12392.)

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

(xxx) 2000 Long-term Incentive Plan (filed as Exhibit A to the Registrant’s Definitive Proxy Statement on Form 14A for the year ended May 31, 1999 and incorporated herein by reference.)

(xxxi) Employment Agreement effective December 1, 1999 between Walter M. Hoff and the Registrant (filed as Exhibit 10(xxxiii) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2001, file No. 001-12392, and incorporated herein by reference.)

(xxxii) Employment Agreement effective December 1, 1999 between E. Christine Rumsey and the Registrant (filed as Exhibit 10(xxxiv) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2001, file No. 001-12392, and incorporated herein by reference.)

(xxxiii) Employment Agreement effective January 17, 2000 between Charles W. Miller and the Registrant (filed as Exhibit 10(xxxv) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2001, file No. 001-12392, and incorporated herein by reference.)

(xxxiv) Employment Agreement effective November 20, 2000 between Randolph L.M. Hutto and the Registrant (filed as Exhibit 10(xxxvii) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2001, file No. 001-12392, and incorporated herein by reference.)

21	Subsidiaries of the Registrant

23	Consent of Ernst & Young LLP, Independent Auditors.

31(i)	Rule 13a-14(a)/15d-14(a) Certification of Walter M. Hoff

31(ii)	Rule 13a-14(a)/15d-14(a) Certification of Randolph L.M. Hutto

32	Section 1350 Certification

(b) Reports on Form 8-K were filed during the last quarter of our fiscal year ending May 30, 2003. The items reported, any financial statements filed, and the dates of any such reports are listed below.

(i) NDCHealth Corporation’s Current Report on Form 8-K dated March 19, 2003, was filed on March 19, 2003, reporting as an exhibit under Item 7 the Company’s press release dated March 19, 2003 and under Item 9 the Company’s release of financial information including, losses related to investment and revenue and earnings expectations for the remainder of the fiscal year.

(ii) NDCHealth Corporation’s Current Report on Form 8-K dated May 7, 2003, was filed on May 7, 2003, reporting as an exhibit under item 7 the Company’s press release dated March 19, 2003 announcing the purchase price for the second step of the TechRx acquisition.

(c) The Financial Statement Schedule to this Report is listed under Item 14(a)(2) above.

(d) The Exhibits to this Report are listed under Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NDCHealth Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NDCHealth Corporation

By: /s/ Walter M. Hoff
Walter M. Hoff, Chairman and Chief Executive Officer (Principal Executive Officer)

By: /s/ Randolph L.M. Hutto
Randolph L.M. Hutto Chief Financial Officer (Principal Financial Officer)

By: /s/ David H. Shenk
David H. Shenk Corporate Controller (Chief Accounting Officer)

Date: July 29, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant as of July 29, 2003.

Signature	Title

/s/ Walter M. Hoff Walter M. Hoff	Chairman of the Board

/s/ Neil Williams Neil Williams	Lead Director

/s/ J. Veronica Biggins J. Veronica Biggins	Director

/s/ Terri A. Dial Terri A. Dial	Director

/s/ Jeffrey P. Koplan Jeffrey P. Koplan	Director

/s/ Kurt M. Landgraf Kurt M. Landgraf	Director

/s/ James F. McDonald James F. McDonald	Director

NDCHEALTH CORPORATION

FORM 10-K

INDEX TO EXHIBITS

Exhibit Numbers	Description

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP, Independent Auditors

31(i)	Rule 13a-14(a)/15d-14(a) Certification of Walter M. Hoff

31(ii)	Rule 13a-14(a)/15d-14(a) Certification of Randolph L.M. Hutto

32	Section 1350 Certification