Form 10-K/A
period 2003-05-30
NDCHEALTH CORP
filed 2003-08-04
CIK 70033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K of NDCHealth Corporation for the year ended May 30, 2003 is filed solely for the purpose of revising the disclosure of our data costs, our credit facility and our relationship with InstantDx, LLC in Part II Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and disclosure of our relationship with InstantDx, LLC in Part III Item 8 – Financial Statements and Supplementary Data. We have made no further changes to the previously filed Annual Report on Form 10-K.

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently evaluating several business relationships or interests that could possibly be considered variable interest entities and whether we would have to consolidate or deconsolidate such entities. We have a relationship with InstantDx, a provider of technology that allows physicians to write electronic prescriptions using mobile phones, desktop computers, and other web-enabled devices. We entered into an agreement with InstantDx in order to test its technology and the market’s acceptance of electronic prescriptions. We currently provide these services to approximately 1,000 of our physician customers on a free trial basis. At May 30, 2003, we have recorded a $5.9 million investment in InstantDx. In addition, we anticipate making additional investments in InstantDx aggregating approximately $1.0 million prior to December 1, 2003 pursuant to an option agreement between our company and InstantDx.

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

Data Costs

We buy data from various sources to supplement our own data collection efforts. Data costs increased $9.3 million, or 19.7%, to $56.4 million in fiscal 2003 due to an increase in volume of data purchased and an increase in the costs of such data. As a percent of revenue, data costs decreased slightly from fiscal 2002 to fiscal 2003. We are actively pursuing programs to continue to contain data costs, including exploring new areas of opportunity where data is less costly.

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

As of May 30, 2003, there were no borrowings outstanding under our revolving credit facility. As of May 30, 2003, $125 million was outstanding under the term loan, which bore interest at a weighted average annual interest rate equal to 6% at such date. The revolving credit facility terminates on November 30, 2007, and the term loan matures on November 30, 2008. Quarterly payments of $1,562,500 are due on the term loan on February 28, May 31, August 31 and November 30 of each year until November 30, 2007, and thereafter quarterly payments of $24,218,750 are due on such dates until maturity on November 30, 2008. Voluntary prepayments of principal amounts outstanding under the term loan are permitted at any time if accompanied by a premium of 2% of the amount of any prepayment made before November 26, 2003 and 1% of the amount of any prepayment made before November 26, 2004.

Borrowings under the credit facility bear interest, at our option, at a rate based on either (1) the applicable margin plus the base rate, which is the higher of the per annum rate which the administrative agent publicly announces from time to time to be its prime lending rate and the federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.5%, or (2) the applicable margin plus a reserve-adjusted “LIBOR” rate, which shall be not less than 2.00% in the case of term loan borrowings. The applicable margin with respect to term loan borrowings is a percentage per annum equal to 3.00% for base rate borrowings and 4.00% for LIBOR borrowings. The applicable margin with respect to borrowings under the revolving credit facility is a percentage per annum equal to 2.00% for base rate borrowings and 3.00% for LIBOR borrowings. The applicable margin is subject to adjustments based on our financial performance. Under the credit agreement, the interest rate on the term loan will not be less than 6% and there is no cap on the interest rate applicable to the term loan or the revolving credit facility.

With respect to base rate borrowings, interest is payable quarterly on the last business day of each fiscal quarter and interest is calculated based on a 365- or 366-day year, as the case may be, and actual days elapsed. With respect to LIBOR borrowings, we may elect interest periods of 1, 2, 3 or 6 months and interest is payable in arrears at the earlier of the end of an applicable interest period and quarterly. Interest on LIBOR borrowings is calculated based on a 360-day year and actual days elapsed. We also pay customary commitment fees on the daily average unused portion of the credit facility.

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

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently evaluating several business relationships or interests that could possibly be considered variable interest entities and whether we would have to consolidate or deconsolidate such entities. We have a relationship with InstantDx, a provider of technology that allows physicians to write electronic prescriptions using mobile phones, desktop computers, and other web-enabled devices. We entered into an agreement with InstantDx in order to test its technology and the market’s acceptance of electronic prescriptions. We currently provide these services to approximately 1,000 of our physician customers on a free trial basis. At May 30, 2003, we have recorded a $5.9 million investment in InstantDx. In addition, we anticipate making additional investments in InstantDx aggregating approximately $1.0 million prior to December 1, 2003 pursuant to an option agreement between our company and InstantDx.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NDCHealth Corporation has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NDCHealth Corporation

By: /s/ Walter M. Hoff
Walter M. Hoff, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2003

NDCHEALTH CORPORATION

FORM 10-K

INDEX TO EXHIBITS

Exhibit Numbers	Description

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP, Independent Auditors

31(i)	Rule 13a-14(a)/15d-14(a) Certification of Walter M. Hoff

31(ii)	Rule 13a-14(a)/15d-14(a) Certification of Randolph L.M. Hutto

32	Section 1350 Certification