Form 10-Q
period 2003-08-29
NDCHEALTH CORP
filed 2003-10-01
CIK 70033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-12392

NDCHealth Corporation

(Exact name of registrant as specified in charter)

DELAWARE	58-0977458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

NDC Plaza, Atlanta, Georgia	30329-2010
Address of principal executive offices)	(Zip Code)

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

Common Stock, Par Value $.125 – 35,203,340 shares

outstanding as of September 29, 2003

CONSOLIDATED STATEMENTS OF OPERATIONS

NDCHealth Corporation and Subsidiaries

(In thousands, except per share data)

	Three Months Ended
	August 29, 2003	August 30, 2002
Revenues	$108,891	$100,082

Operating expenses:
Cost of service	55,152	51,801
Sales, general and administrative	23,186	20,153
Depreciation and amortization	9,314	7,609
Restructuring, impairment and other charges	1,499	—

	89,151	79,563

Operating income	19,740	20,519

Other income (expense):
Interest and other income	135	278
Interest and other expense	(7,713)	(3,240)
Minority interest in losses	152	378

	(7,426)	(2,584)

Income before income taxes and equity in losses of affiliated companies	12,314	17,935
Provision for income taxes	4,617	6,458

Income before equity in losses of affiliated companies	7,697	11,477
Equity in losses of affiliated companies	(343)	(312)

Net income	$7,354	$11,165

Basic earnings per share:	$0.21	$0.32

Diluted earnings per share:	$0.21	$0.32

See Notes to Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NDCHealth Corporation and Subsidiaries

(In thousands)

	Three Months Ended
	August 29, 2003	August 30, 2002
Cash flows from operating activities:
Net income	$7,354	$11,165
Adjustments to reconcile net income to cash provided by operating activities:
Equity in losses of affiliated companies	343	312
Non-cash restructuring, impairment and other charges	101	—
Depreciation and amortization	9,314	7,609
Deferred income taxes	4,221	286
Provision for bad debts	1,011	722
Other, net	884	1,191
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:
Accounts receivable, net	(474)	(5,196)
Prepaid expenses and other assets	2,315	(1,728)
Accounts payable and accrued liabilities	2,700	(11,317)
Accrued interest on long-term debt	(5,530)	2,625
Deferred revenue	(3,079)	739
Income taxes	459	(395)

Net cash provided by operating activities	19,619	6,013

Cash flows from investing activities:
Capital expenditures	(13,950)	(12,902)
Investing activities and other non-current assets	(4,865)	(5,073)

Net cash used in investing activities	(18,815)	(17,975)

Cash flows from financing activities:
Net principal payments under capital lease arrangements and other long-term debt	(602)	(439)
Net cash from refinancing activities	(154)	—
Net proceeds from stock activities	653	567
Dividends paid	(1,408)	(1,388)

Net cash used in financing activities	(1,511)	(1,260)

Cash flows from discontinued operations:
Cash provided by tax benefits of discontinued operations	—	5,343
Cash used in discontinued operations	(728)	(290)

Net cash (used in) provided by discontinued operations	(728)	5,053

Decrease in cash and cash equivalents	(1,435)	(8,169)
Cash and cash equivalents, beginning of period	16,103	13,447

Cash and cash equivalents, end of period	$14,668	$5,278

See Notes to Condensed Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

NDCHealth Corporation and Subsidiaries

(In thousands, except share data)

	August 29, 2003	May 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$14,668	$16,103
Accounts receivable	79,081	78,988
Allowance for doubtful accounts	(7,100)	(6,785)

Accounts receivable, net	71,981	72,203

Income tax receivable	745	1,199
Deferred income taxes	17,528	21,663
Prepaid expenses and other current assets	30,791	34,304

Total current assets	135,713	145,472

Property and equipment, net	123,922	116,678
Intangible assets, net	473,422	479,234
Deferred income taxes	5,312	5,018
Debt issuance cost	12,282	12,756
Investments	16,877	15,662
Other	12,338	12,432

Total Assets	$779,866	$787,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,447	$6,558
Current portion of obligations under capital leases	772	1,028
Accounts payable and accrued liabilities	60,683	61,211
Accrued interest	7,751	13,281
Deferred revenue	34,507	38,137

Total current liabilities	110,160	120,215

Long-term debt	321,212	321,262
Obligations under capital leases	372	558
Deferred revenue	9,906	9,461
Other long-term liabilities	30,119	30,225

Total liabilities	471,769	481,721

Commitments and contingencies

Minority interest in equity of subsidiaries	8,867	9,019

Stockholders’ equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.125 per share; 200,000,000 shares authorized; 35,192,896 and 34,888,753 shares issued, respectively.	4,399	4,361
Capital in excess of par value	221,834	216,156
Retained earnings	85,173	79,228
Deferred compensation and other	(8,639)	(4,301)
Other comprehensive income	(3,537)	1,068

Total stockholders’ equity	299,230	296,512

Total Liabilities and Stockholders’ Equity	$779,866	$787,252

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

Note 1—Summary Of Significant Accounting Policies

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

We have prepared the financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In addition, certain reclassifications have been made to the fiscal 2003 consolidated financial statements to conform to the fiscal 2004 presentation.

You should read these financial statements in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended May 30, 2003.

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

In accordance with Securities and Exchange Commission guidance, those accounting policies that management believes are the most critical and require complex management judgment are discussed below. Further discussion of the application of these critical accounting policies can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A for the year ended May 30, 2003.

Revenue—In accordance with criteria set forth in Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” American Institute of Certified Public Accountants Statement of Position No. 97-2, “Software Revenue Recognition” and other authoritative literature, we recognize revenue when persuasive evidence of an agreement exists, delivery and performance has occurred, there is a fixed and determinable sales price, and collectibility is reasonably assured.

Within the Information Management segment, we have two primary sources of revenue: database information reporting and consulting services. Database information reporting typically involves the delivery of data providing pharmaceutical information. Revenue for our database information reporting products and services delivered over a period of time with multiple deliverables is recognized ratably over the term of the contract, typically using a straight-line model. Typically, the terms of these database information reporting contracts average one to three years. When we are able to support the fair value of the elements of the arrangement, and the undelivered elements are not essential to the delivered elements, revenue for these separable deliverable products and services is recognized based on the delivery of those elements. Revenue for single deliverable products and services is recognized when obligations to the customer have been fulfilled, which is typically upon delivery. Consulting services are typically structured as fixed price service contracts. Revenue for these services is recognized over the contract term as performance milestones specified in the contract are achieved. If it is determined that we will incur a loss on a contract, the loss is recognized at the time of determination. Typically, these service contracts average 3 to 12 months.

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

Capitalized software—Capitalized software consists of development costs for software held for sale to our customers as well as software used internally to provide services to our customers. In accordance with Statement of Financial Accounting Standard No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” capitalization of costs begins when technological feasibility has been established, and ends when the product is available for general release to customers. Completed projects capitalized under SFAS No. 86 are amortized after reaching the point of general availability using the greater of the amount computed using the straight-line method or the ratio that current revenues bear to the total of current and anticipated revenues, based on the estimated useful life of the software, normally five years. The net realizable value of software capitalized under SFAS No. 86 is monitored to ensure that the investment will be recovered through the future sales of products.

In accordance with Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” capitalization of costs begins when the application development phase has been initiated, and ends when the product is available for general use. Completed projects capitalized under SOP 98-1 are amortized using the straight-line method, normally five years. The net realizable value of software capitalized under SOP 98-1 is monitored to ensure that the investment will be recovered through its future use.

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

The entire purchase price for the second step of the TechRx acquisition, which closed during the fourth quarter of fiscal 2003, was allocated to intangible assets as the tangible assets and liabilities of TechRx had been consolidated into our financial statements under the first step of the acquisition. The purchase price under the first step was allocated to assets acquired and liabilities assumed based on their fair value on May 28, 2002. At that time, and at May 27, 2003, we determined that the fair value of the assets and liabilities were reasonably approximated by their carrying values. The purchase price allocation of the fiscal 2003 acquisition is preliminary and subject to change.

Intangible assets—Intangible assets represent goodwill, customer base, and proprietary technology acquired in connection with acquisitions. Customer base acquired is amortized over the estimated useful life ranging from 5 to 15 years. Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 eliminates pooling of interests accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 deals with, among other things, the elimination of amortization of goodwill. We adopted these new standards in the first quarter of fiscal 2002. SFAS 142 requires that goodwill no longer be amortized but be reviewed for impairment at least annually. In accordance with SFAS 142, we conduct our annual impairment tests during the second quarter of each fiscal year. Additionally, we test at other times if events or circumstances occur that would more likely than not impact the fair value of a reporting unit. The goodwill impairment test has two steps. First, we compare the fair value of the reporting unit with its book value. If the fair value of the reporting unit exceeds its carrying value, the second step is not necessary. If the carrying value exceeds its fair value, the second step calculates the possible impairment by comparing the implied fair value of goodwill with the carrying amount. If the implied value of goodwill is less than the carrying amount, a write-down would be required.

We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of other intangibles may warrant revision or may not be recoverable. When factors indicate that intangibles with finite lives should be evaluated for possible impairment, we compare the estimated fair value to the carrying value in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If such evaluation indicates a potential impairment, cash flows discounted using a risk adjusted rate are used to measure fair value in determining the amount of these assets that should be written off. In management’s opinion, goodwill and identifiable intangible assets were appropriately valued at August 29, 2003 and May 30, 2003.

Other Accounting Policies

Allowance for doubtful accounts—Allowance for doubtful accounts reflects management’s estimate of probable losses based principally on historical experience and specific review and analysis. All accounts or portions thereof deemed to be uncollectible or to require excessive collection costs are written off against the allowance.

Data costs—We purchase data from a variety of sources primarily for use in our information products and services. These costs are typically held in deferred cost at the time of purchase and expensed during one, or over several months as products utilizing the data are delivered to customers. Occasionally product offerings are expanded by modifying current products for a new market. In these cases, additional or new types of data costs may be incurred in developing the database for these new products over several months during which the product cannot be sold and the additional data costs are deferred. These data costs are then amortized, beginning when sales of the new products commence, over the expected life of the customer relationships established around these new products, in all cases not to exceed three years.

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

Stock options—We have chosen the disclosure option under SFAS No. 123, “Accounting for Stock Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” and continue to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock option plans. Accordingly, no compensation cost has been recognized for options granted under the plans. The weighted average fair value of options granted during the first quarter of fiscal 2004 and 2003 was approximately $9.10 and $11.45, respectively. Had compensation cost for these plans been recognized based on the fair value of the options at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the effect on our net income and earnings per share would have been as follows:

(In thousands, except per share data)	First Quarter Ended,
	August 29, 2003	August 30, 2002
Net income:
As reported	$7,354	$11,165
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	450	203
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,445)	(1,931)

Pro forma	$5,359	$9,437

Basic earnings per share:
As reported	$0.21	$0.32
Pro forma	$0.15	$0.27
Diluted earnings per share:
As reported	$0.21	$0.32
Pro forma	$0.15	$0.27

Note 2—Earnings Per Share

Basic earnings per share is computed by dividing reported net earnings available to common stockholders by weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing reported net earnings available to common stockholders by weighted average shares outstanding during the period and the impact of securities that, if exercised, and convertible debt that, if converted, would have a dilutive effect on earnings per share. Our only outstanding convertible debt was retired during the third quarter of fiscal 2003 and therefore can no longer be converted. All options with an exercise price less than the average market share price for the period have a dilutive effect on earnings per share.

The following table sets forth the computation of basic and diluted earnings (in thousands, except per share data):

	Three Months Ended
	August 29, 2003			August 30, 2002
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Income	$7,354	34,746	$0.21	$11,165	34,474	$0.32

Effect of Dilutive Securities:
Stock Options and Restricted Stock	—	368		—	582

	—	35,114		11,165	35,056
Convertible debt	—	—		1,243	4,140

Diluted EPS:
Income plus assumed conversions	$7,354	35,114	$0.21	$12,408	39,196	$0.32

Outstanding options to purchase 2,521,000 and 956,000 shares of the Company’s common stock were not included in the computation of diluted earnings per share in the three months ended August 29, 2003 and August 30, 2002, respectively, because the options’ exercise prices were greater than the average market price of NDCHealth common stock. For the three months ended August 29, 2003 and August 30, 2002 dividends declared per common share were $0.04.

Note 3—Intangible Assets

The table below presents goodwill and intangible assets by asset class.

(In thousands)	As of August 29, 2003			As of May 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Amortized intangible assets
Customer base	$67,744	$(16,649)	$51,095	$67,744	$(15,163)	$52,581
Proprietary technology	32,029	(12,447)	19,582	32,029	(11,702)	20,327
Other	900	(205)	695	900	(167)	733

Total	100,673	(29,301)	71,372	100,673	(27,032)	73,641

Unamortized intangible assets
Goodwill	402,050	—	402,050	405,593	—	405,593

Total Intangible Assets	$502,723	$(29,301)	$473,422	$506,266	$(27,032)	$479,234

The aggregate amortization expense for the quarter ended August 29, 2003 and estimated amortization expense for the next five fiscal years is as follows:

Aggregate Amortization Expense	(In thousands)
For the quarter ended August 29, 2003	$2,269

Estimated Amortization Expense

For year Ending May 28, 2004	$8,593
For year Ending May 27, 2005	10,283
For year Ending June 02, 2006	9,968
For year Ending June 01, 2007	9,365
For year Ending May 30, 2008	9,225

The changes in the carrying amount of goodwill and other indefinite life unamortized intangibles for the three months ended August 29, 2003 are as follows:

Goodwill and other indefinite life unamortized intangibles (In thousands)	Information Management	Network Services and Systems	Total
Balance as of May 30, 2003	$74,489	$331,104	$405,593
Translation adjustment	(3,025)	(518)	(3,543)

Balance as of August 29, 2003	$71,464	$330,586	$402,050

Note 4—Segment Information

Segment information for the three months ended August 29, 2003 and August 30, 2002 is presented below. We operate our business as two reportable segments: Network Services and Systems, which we offer to healthcare providers and payers; and Information Management, which we offer primarily to pharmaceutical manufacturers. Network Services and Systems provides electronic connectivity to the NDCHealth intelligent network and system solutions throughout the healthcare industry. Information Management provides management information, research, and consulting services to pharmaceutical manufacturers, pharmacy chains and hospitals. Other includes fiscal 2004 restructuring, impairment and other charges. There has been no significant change in the composition of the reportable segments from the presentation of fiscal 2003 segment information included in our Annual Report on Form 10-K/A for the year ended May 30, 2003.

Quarter Ended August 29, 2003 (In thousands)	Information Management	Network Services and Systems	Other	Total
Revenues	$39,488	$69,403	$—	$108,891
Income before income taxes and equity in losses of affiliated companies	3,438	10,375	(1,499)	12,314
Depreciation and amortization	3,453	5,861	—	9,314
Segment assets	145,695	634,171	—	779,866

Quarter Ended August 30, 2002 (In thousands)	Information Management	Network Services and Systems	Other	Total
Revenues	$36,082	$64,000	$—	$100,082
Income before income taxes and equity in losses of affiliated companies	4,757	13,178	—	17,935
Depreciation and amortization	2,793	4,816	—	7,609
Segment assets	151,146	508,576	—	659,722

The following presents information about our operations from different geographic regions for the three months ended August 29, 2003 and August 30, 2002:

(In thousands)	2003	2002
Revenues:
United States	$101,159	$95,531
All other	7,732	4,551

Total revenues	$108,891	$100,082

Long-lived assets:
United States	$120,288	$105,669
All other	3,634	3,144

Total long-lived assets	$123,922	$108,813

Note 5—Commitments And Contingencies

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

In the proceedings before the European Commission instituted by us on December 19, 2000, we are alleging that to the extent this format is copyrighted by IMS Health, the format constitutes an industry standard and an essential facility to competition and must be made available to competitors of IMS Health. We obtained a ruling as to our request for Interim Relief from the European Commission whereby they ordered IMS Health to license its structure for organizing pharmaceutical sales data to us. However, subsequent to this decision, the Court of First Instance and later the European Court Of Justice stayed this decision pending a complete review of the underlying substantive matters. Those matters are still proceeding. The European Commission has recently withdrawn its ruling as to our request for Interim Relief finding that since the German Court of Appeals had found that IMS Health had no right to enforce any existent copyright in the structure that we could sufficiently compete in the marketplace.

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

Note 6—Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Three months ended
(in thousands)	August 29, 2003	August 30, 2002
Net income taxes paid	$83	$135
Interest paid	13,191	851

Note 7—Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended
(in thousands)	August 29, 2003	August 30, 2002
Net income	$7,354	$11,165
Foreign currency translation adjustment	(3,893)	1,986
Unrealized holding loss, net of tax	—	(282)
Pension liability adjustment, net of tax	(712)	—

Total comprehensive income	$2,749	$12,869

Note 8—Restructuring, Impairment and Other Charges

In the fourth quarter of fiscal 2003, in conjunction with the completion of the TechRx acquisition, we began a review of the entirety of NDCHealth to identify opportunities for increased operational efficiencies. This ongoing review includes an assessment of our organizational structure as well as our physical operating locations. We have taken several actions in the first quarter of fiscal 2004 as a result of this review.

In the Network Services and Systems segment, we have begun to streamline the management organizations of our pharmacy services and systems businesses and the application development organization in our hospital business. In the first step of the streamlining, we have eliminated 16 positions. In connection with this streamlining, we recorded approximately $1.0 million in severance related costs in the first quarter. Approximately $0.1 million of this severance cost was a non-cash charge related to modified stock options. We expect to implement further streamlining changes in the second quarter.

During the first quarter, we made a decision to combine the sales organizations and streamline the development organizations within the Information Management segment. As a result of this reorganization, we have eliminated 28 positions and reduced the size of two locations. Accordingly, we recorded approximately $0.4 million in severance related costs and $0.1 million of expense related to lease terminations in the first quarter. The reorganization of these sales organizations is substantially complete however; we expect to implement further streamlining changes in the second quarter.

Note 9—Consolidating Financial Data Of Subsidiary Guarantors

In fiscal year 2003, we issued $200 million aggregate principal amount of 10 1/2% senior subordinated notes due 2012. Our wholly-owned, material subsidiaries, which include NDC Health Information Services (Arizona) Inc., NDCHealth Intellectual Property Corp, HISIP Corp., NDCIP, Inc., NDCHealth Licensing, Inc., and NDC of Canada, Inc., have fully and unconditionally guaranteed the notes on a joint and several basis.

Presented below is our consolidating financial data, including the combined financial data for our subsidiary guarantors and our subsidiary non-guarantors.

Statement of Operations for the Three Months Ended August 29, 2003 (in thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidated
Revenues	$59,043	$39,268	$10,580	$108,891

Cost of service	21,814	25,221	8,117	55,152
Other operating expenses	20,167	11,079	2,753	33,999

Operating income (loss)	17,062	2,968	(290)	19,740

Other income (expense)	(7,297)	1,030	(1,159)	(7,426)

Income (loss) before income taxes and equity in losses of affiliated companies	9,765	3,998	(1,449)	12,314
Provision for income taxes	3,662	1,499	(544)	4,617

Income (loss) before equity in losses of affiliated companies	6,103	2,499	(905)	7,697
Equity in losses of affiliated companies	—	—	(343)	(343)

Net income (loss)	$6,103	$2,499	$(1,248)	$7,354

Statement of Operations for the Three Months Ended August 30, 2002 (in thousands)	NDCHealth Corporation	Subsidiary Guarantor	Subsidiary Non-Guarantor	Elimination	Consolidated
Revenues	$43,184	$52,751	$7,599	$(3,452)	$100,082

Cost of service	14,927	31,428	5,883	(437)	51,801
Other operating expenses	8,210	18,600	3,100	(2,148)	27,762

Operating income	20,047	2,723	(1,384)	(867)	20,519

Other income (expense)	(2,956)	(345)	415	302	(2,584)

Income before income taxes and equity in losses of affiliated companies	17,091	2,378	(969)	(565)	17,935
Provision for income taxes	6,153	842	(334)	(203)	6,458

Income before equity in losses of affiliated companies	10,938	1,536	(635)	(362)	11,477
Equity in losses of affiliated companies	(312)	—	—	—	(312)

Net income	$10,626	$1,536	$(635)	$(362)	$11,165

Statement of Cash Flows for the Three months Ended August 29, 2003 (in thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$6,103	$2,499	$(1,248)	$—	$7,354

Adjustments to reconcile net income (loss) to cash provided by operating activities:	22,404	2,716	(8,938)	(308)	15,874
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:	(13,176)	(2,226)	12,536	(743)	(3,609)

Net cash provided by (used in) operating activities	15,331	2,989	2,350	(1,051)	19,619

Cash flows from investing activities:	(14,660)	(2,727)	(1,428)	—	(18,815)

Cash flows from financing activities:	(1,173)	(1,230)	(159)	1,051	(1,511)

Cash flows from discontinued operations:	—	—	(728)	—	(728)

Increase (decrease) in cash and cash equivalents	(502)	(968)	35	—	(1,435)
Cash and cash equivalents, beginning of period	12,698	1,491	1,914	—	16,103

Cash and cash equivalents, end of period	$12,196	$523	$1,949	$—	$14,668

Statement of Cash Flows for the Three Months Ended August 30, 2002 (in thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$10,626	$1,536	$(635)	$(362)	$11,165
Adjustments to reconcile net income (loss) to cash provided by operating activities:	12,970	5,193	(7,942)	(101)	10,120

Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:	(14,579)	(6,745)	5,589	463	(15,272)

Net cash provided by operating activities	9,017	(16)	(2,988)	—	6,013

Cash flows from investing activities:	(9,934)	(6,020)	(2,021)	—	(17,975)

Cash flows from financing activities:	(823)	(223)	(214)	—	(1,260)

Cash flows from discontinued operations:	—	—	5,053	—	5,053

Increase (decrease) in cash and cash equivalents	(1,740)	(6,259)	(170)	—	(8,169)
Cash and cash equivalents, beginning of period	4,400	7,387	1,660	—	13,447

Cash and cash equivalents, end of period	$2,660	$1,128	$1,490	$—	$5,278

Balance Sheet as of August 29, 2003 (in thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$12,196	$523	$1,949	$—	$14,668
Accounts receivable	50,419	18,075	3,487	—	71,981
Income taxes	17,644	—	629	—	18,273
Prepaid expenses and other current assets	25,141	12,100	4,990	(11,440)	30,791

Total current assets	105,400	30,698	11,055	(11,440)	135,713

Property and equipment, net	85,824	34,186	3,912	—	123,922
Intangible assets, net	389,825	38,541	50,435	(5,379)	473,422
Investments	277,261	264	7,535	(268,183)	16,877
Intercompany receivables	235,449	1,296	—	(236,745)	—
Other	35,342	(53)	11,429	(16,786)	29,932

Total Assets	$1,129,101	$104,932	$84,366	$(538,533)	$779,866

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$6,548	$670	$6,846	$(6,845)	$7,219
Accounts payable and accrued liabilities	35,293	9,869	9,355	6,166	60,683
Accrued interest	7,751	—	—	—	7,751
Deferred income	15,685	16,487	2,335	—	34,507

Total current liabilities	65,277	27,026	18,536	(679)	110,160

Long-term liabilities	560,679	35,017	28,497	(262,584)	361,609

Total liabilities	625,956	62,043	47,033	(263,263)	471,769

Minority interest in equity of subsidiaries	—	—	8,867	—	8,867

Stockholders’ equity	503,145	42,889	28,466	(275,270)	299,230

Total Liabilities and Stockholders’ Equity	$1,129,101	$104,932	$84,366	$(538,533)	$779,866

Balance Sheet as of May 30, 2003 (in thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$12,698	$1,491	$1,914	$—	$16,103
Accounts receivable	48,570	20,052	3,581	—	72,203
Income taxes	21,137	1,721	4	—	22,862
Prepaid expenses and other current assets	24,937	12,827	5,050	(8,510)	34,304

Total current assets	107,342	36,091	10,549	(8,510)	145,472

Property and equipment, net	79,332	33,842	3,504	—	116,678
Intangible assets, net	391,590	39,012	54,011	(5,379)	479,234
Investments	269,823	264	5,484	(259,909)	15,662
Intercompany receivables	253,419	1,068	—	(254,487)	—
Other	42,390	(2,329)	9,033	(18,888)	30,206

Total Assets	$1,143,896	$107,948	$82,581	$(547,173)	$787,252

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$6,809	$663	$5,889	$(5,775)	$7,586
Accounts payable and accrued liabilities	37,294	8,781	9,507	5,629	61,211
Accrued interest	13,281	—	—	—	13,281
Deferred revenue	17,708	18,347	2,082	—	38,137

Total current liabilities	75,092	27,791	17,478	(146)	120,215

Long-term liabilities	569,720	40,186	33,340	(281,740)	361,506

Total liabilities	644,812	67,977	50,818	(281,886)	481,721

Minority interest in equity of subsidiaries	—	—	9,019	—	9,019
Stockholders’ equity	499,084	39,971	22,744	(265,287)	296,512

Total Liabilities and Stockholders’ Equity	$1,143,896	$107,948	$82,581	$(547,173)	$787,252

Note 10—Recently Issued Accounting Pronouncements

We have adopted the provisions of Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The adoption of this statement has resulted in an acceleration of the trend of deferring revenue as we provide more end to end solutions.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. We have not entered into any relationships since January 31, 2003, which would meet the reporting requirements of FIN 46. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. We are currently evaluating several business relationships or interests existing prior to February 1, 2003 that could possibly be considered variable interest entities and whether we would have to consolidate or deconsolidate any such entities.

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

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this report.

General

We are a leading provider of integrated health information solutions to the pharmacy, hospital, physician, pharmaceutical and payer businesses. Our principal mission is to offer solutions to our customers that deliver quantifiable value in terms of cash flow acceleration through reducing accounts receivable days, the optimization of the prescription fulfillment process, higher inventory turnover and valuable market insights—in short, to improve our customers’ profitability and cash flow. We will work to achieve long-term growth by leveraging the key strengths of our core assets and by generating an increasing stream of recurring revenues.

Business Strategy

Healthcare represents the largest segment of the United States economy and its percentage is expected to continue to grow as the country’s population ages. We believe NDCHealth plays an increasingly important role in providing automation, transaction processing and information solutions to improve the efficiency and effectiveness of healthcare. We estimate that we process approximately 45% of the electronic healthcare claims in the U.S. through our Network Services and Systems segment.

Our Information Management segment provides data solutions that can help pharmaceutical manufacturers better align and appropriately compensate their sales forces, analyze their markets, more effectively develop and position their product offerings, and ultimately better understand and enhance the efficacy of drug treatment. We estimate our Information Management segment has attained approximately a 30% market share in the United States based on the number of pharmaceutical sales representatives compensated utilizing our products. In addition, we are increasingly utilizing this segment’s information assets to provide solutions to other sectors of the healthcare market.

In our 2003 Annual Report, we outlined an eight quarter plan that provides a detailed summary of key business strategies and goals for fiscal years 2004 and 2005.

The goals of this eight quarter plan are:

•	To generate more than $100 million in free cash flow, defined as Net cash provided by operating activities less capital expenditures and dividends paid over the eight quarter period, which we expect to utilize to significantly reduce our levels of senior debt and interest expense, and lower our debt to capital ratio toward a target of 35%;

•	To achieve sustainable low double digit to mid-teens revenue growth rates in both business segments as we exit fiscal 2005; and

•	To expand operating margins by at least 100 basis points from the fourth quarter of fiscal 2003 to the fourth quarter of fiscal 2005; however, there will be a margin decline in fiscal 2004.

The three key elements to our strategy to achieve this plan are: to increase revenue per claim by providing advanced edit processing and other value adding solutions; to grow claims volume as healthcare grows and through gains in market share; and, in our Information Management segment, to take full advantage of our extensive claims processing resources and to position the business for the anticipated rebound in the pharmaceutical manufacturing industry. Therefore, our current execution priorities are: to grow revenue through the sales of integrated and value-adding information solutions; to control operational and administrative costs to realize margin improvement; and generate significant cash to reduce debt.

First Quarter Operating Summary

In our first quarter ended August 29, 2003, we made solid progress toward attaining the key goals outlined in our eight quarter plan:

•	Revenue grew 8.8% to $108.9 million from $100.1 million in the same quarter last year. This revenue growth resulted from our achieving the metrics in our strategy. Revenue per claim grew in pharmacy. Claims volume increased as we grew market share. In our hospital unit, we had record new sales at a higher revenue per claim rate. In our Information Management segment our German operation had solid growth and we were successful in selling new analytic solutions domestically;

•	As expected, revenue growth in our first quarter was impacted by several factors, including:

o	normal seasonality in both our segments;

o	our emphasis on solution selling in our Network Services and Systems segment resulted in some delay of revenue recognition until later quarters; however, we expect our recurring revenue to increase as a percentage of total revenue;

o	in the physician business, our Lytec product upgrade, which was released the in first quarter last year, is scheduled for the second quarter of this year in order to increase units sold; and

o	lower growth in our research and consulting business due to continued pressure on discretionary spending by pharmaceutical manufacturers;

•	We believe the impact of these factors will be reduced in future quarters and our strategy will result in accelerated revenue growth;

•	As previously disclosed, the first quarter included an incremental step-up in several expense items and, as a result, first quarter fiscal 2004 results reflect a year-over-year increase in our expense base impacting operating income, other income (expense), and net income;

•	Operating income was $19.7 million, versus $20.5 million in the first quarter of fiscal 2003. These results were impacted by:

o	a restructuring charge of $1.5 million as a result of the completion of the TechRx acquisition and other efforts to control costs;

o	Sales, general and administrative expense was higher than a year ago due in part to increased sales expenses on higher revenue, increased marketing expenses from new products which are expected to be profitable later in this fiscal year, and increased corporate costs of $0.5 million; and

o	Depreciation and amortization expense increased $1.7 million to $9.3 million from the first quarter a year ago due to increased amortization related to the second step of the TechRx acquisition completed in May 2003 and the rollout of new products;

•	Income before income taxes and equity in losses of affiliated companies declined to $12.3 million from $17.9 million, due to the decline in Operating income and the increase in Other income and (expense) of $4.8 million, of which $4.5 million was increased interest expense related to our refinancing completed in November 2002;

•	Our assumed tax rate increased to 37.5% in the first quarter of fiscal 2004 from 36% in the first quarter of fiscal 2003 as a result of the consolidation of TechRx for tax purposes, and other factors;

•	The above factors, which were anticipated in our guidance, impacted Net income, which declined to $7.4 million or $0.21 per diluted share, from $11.2 million or $0.32 per diluted share in the first quarter of fiscal 2003;

•	Net cash provided by operating activities was $19.6 million, more than triple the $6.0 million in the same three-month period a year ago;

•	Free cash flow, as defined above, improved significantly to $4.3 million from a deficit of $(8.3) million in the same period of fiscal 2003; and

•	As of August 29, 2003, we were in compliance with all of our debt covenants, and we expect to remain in compliance with all debt covenants throughout fiscal 2004.

Network Services and Systems

First quarter revenue in our Network Services and Systems segment increased to $69.4 million from $64.0 million in the first quarter of fiscal 2003. This growth was due in part to a more than 30% increase in total network transaction volume driven primarily by pharmacy, which includes claims and value-added edits, as compared to the previous year’s first quarter. Revenue from our pharmacy business unit grew at a low double digit percentage rate, while both our physician and hospital business units showed single-digit revenue growth.

Network segment Operating income was $15.3 million as compared to $15.2 million last year, reflecting increased revenue, partially offset by the previously mentioned additional amortization resulting from the second step of the TechRx acquisition, expenses related to the roll-out of our new ePREMIS, e-prescribing and T-Rex One product roll outs, and increased corporate costs.

One of our strategies is to increase the percentage of recurring revenue in the Network segment by selling solutions and by shifting more of our systems pricing models to be transaction based. We recognize that this creates pressure on revenue growth in the short term as we transition to the new model, but it builds a reliable recurring revenue stream. In our first quarter, we experienced both a sequential and year-over -year increase in the percentage of recurring revenue.

We are pleased with the progress of our pharmacy solutions in our first quarter. Our pharmacy claims volume increased at a faster rate than the overall market grew due to gains in market share and a continuing market shift to adjudicated claims from cash transactions. In addition, we continued to sell value adding solutions that assist our customers in increasing their cash flow and profitability. More importantly, our pharmacy revenue per claim continued to increase as we expected.

TechRx has given our pharmacy business great strategic advantages, and early market acceptance of the T-Rex integrated solution platform by current and prospective pharmacy customers continues to be positive. TechRx revenue increasingly includes services related to our providing complete end to end pharmacy solutions. In the first quarter of fiscal 2004, we estimate that core TechRx systems revenue grew at a low-teens percentage rate compared to the first quarter of fiscal 2003. On a contribution basis, TechRx was profitable in the first quarter.

In our hospital unit, ePREMIS product sales were strong during the first quarter as we began to sell to and convert our existing base of over 1,500 hospital customers and add new customers. We sold over 250 units, as compared to 100 all of last fiscal year. We are still in the early stages of the product introduction and installation process of our ePREMIS revenue cycle management solution. Our revenue per claim on new units sold during our first quarter was higher than our current revenue per claim within our legacy hospital customer base and is higher than in our pharmacy unit.

Our physician unit experienced slower growth in the first quarter compared to last year. In the past, we have released our periodic product upgrade for our Lytec product in the first quarter. This year, the Lytec product upgrade has been scheduled, and is on track, for release in the second quarter in order to avoid selling into the generally seasonally low summer months. The release of our Medisoft upgrade continues to be scheduled for our fiscal third quarter.

Information Management

First quarter revenue in our Information Management segment grew to $39.5 million from $36.1 million in the first quarter of fiscal 2003. Our first quarter revenue growth in this segment was the result of growth in Germany and our ability to sell information products to domestic pharmaceutical manufacturer customers. This strength was partially offset by lower research and consulting revenue as our pharmaceutical customers continued to limit their discretionary spending.

Information Management segment Operating income increased to $5.9 million from $5.3 million, reflecting increased revenue, partially offset by the expenses related to new product introductions, such as our medical repository, and European expansion, and higher corporate costs.

During the quarter, we continued to actively pursue Information Management strategies that leverage data from our physician, pharmacy and hospital markets to capture claim and related transaction information, and combine it with data we purchase to create information solutions with unique business insights for pharmaceutical manufacturers. During the quarter, these recently introduced Insight and Impact solutions generated significant interest among our customers and increased sales opportunities for NDCHealth.

Outlook

Based on our progress during the first quarter of our eight quarter plan, we continue to believe the execution of our strategy will increase our revenue, net income and net cash from operating activities as we move through the next several quarters.

In our Network segment, we expect to continue to grow revenue per claim and increase our claims volume. Industry wide, there is inherent growth in prescription volume and a continuing market shift to adjudicated claims from cash transactions. Both of these trends should increase our claims volume as we also continue to grow market share.

We expect to recognize a portion of the pharmacy revenue that was delayed from the fourth quarter of last fiscal year and the first quarter of this fiscal year, and we believe we have a solid pipeline for pharmacy sales, each of which should help to enhance our sequential growth.

With our new pharmacy solutions improving our customers’ cash flow and profitability, we expect our pharmacy revenue per claim will continue to increase as we sell and install these solutions to existing customers and add new customers. Our total pharmacy transaction volume is also expected to continue to rise, indicating further penetration of our value-adding solutions into our claims base and continued market share gains. The combination of these factors, plus the recognition of revenue that was deferred, lead us to expect accelerated revenue growth in the pharmacy business through the remainder of fiscal 2004.

In our pharmacy systems business, TechRx results in our first quarter, combined with its sales and installation pipeline, lead us to continue to expect core TechRx systems revenue to be in the range of $40 to $42 million in fiscal 2004. Installations of T-Rex One, our integrated solution platform for independent and regional pharmacies, are increasing and should result in rising recurring revenue. Sales of T-Rex One have been progressing well and we believe we have a strong pipeline for the remainder of fiscal 2004. We originally planned to install 700 units this fiscal year and we believe we are on track to meet that goal.

We also feel confident about the market acceptance of our new T-Rex Enterprise platform for national chain drug stores.We have active negotiations underway with a number of large institutions. We are on schedule with the development and product delivery timeline we established, and continue to expect our customers to begin implementation of the T-Rex Enterprise system in early fiscal 2005. In addition, we are pursuing several significant opportunities for our T-Rex products.

In our Hospital unit, we expect to continue to make market share gains and increase revenue per claim as ePREMIS continues to accelerate its penetration in the market. Approximately 50% of our ePREMIS sales so far this year have been to new name customers, indicating increasing market share. Sales of ePREMIS conversions into our existing customer base have been strong. Our installation pipeline for the second quarter is full and is beginning to fill out for the third quarter. As we install these ePREMIS sales, we would expect to see transaction growth, which could also be positively impacted by regulations adopted under the Health Insurance Portability and Accountability Act of 1996.

The large majority of our new ePREMIS sales are at per transaction rates that are 20 to 25% higher per claim than the pricing under our current PREMIS contracts, which should increase revenue per claim as ePREMIS installations grow.

As we continue to grow hospital sales and install these new sales, we expect hospital to achieve low double digit or mid-teens growth. Revenue per hospital claim is significantly higher than revenue per claim in the pharmacy unit. As the growth in our hospital unit accelerates, we expect it will have a positive impact on Network revenue.

In our Physician business unit, we experienced somewhat lower revenue than in the first quarter a year ago. We are anticipating an improved revenue growth rate as we introduce product upgrades of Lytec in the second fiscal quarter and Medisoft in the third fiscal quarter, as well as an increase in our physician claims processing revenue over the remainder of the eight quarter plan.

In our Information Management segment, our fiscal first quarter has traditionally been a slow quarter in terms of revenue growth. We are pleased with our performance in Germany, the market acceptance of our new domestic solutions, and the current status of our high quality sales pipeline for the next few quarters. In research and consulting, we have new management in place and have reorganized the sales force. These actions are beginning to show results as the pipeline is stronger than in prior quarters and we would expect performance to improve over the first quarter. Further, we continue to be focused on generating revenue growth, controlling costs and eliminating losses currently being incurred in our new medical repository product and joint venture in the United Kingdom. Except for the normal seasonal growth pattern, we are maintaining a cautious outlook for this segment for the remainder of our fiscal 2004.

As stated in our eight-quarter plan, we expect revenue in our Information Management segment to reach sustainable low double digit to mid-teen percentage growth by the end of the fourth quarter of fiscal 2005. We believe that as new drugs are approved by the FDA and introduced into the market, our customers’ discretionary spending levels should increase, stimulating growth in this segment. We will also continue to generate additional revenue streams as we bring to market new solutions that leverage the claims processing resources of our network and move beyond the traditional sales and compensation product lines.

We believe we are on track to achieve the goals outlined in our eight quarter plan. Based on our first quarter performance, we have no changes to our previously issued financial guidance for fiscal 2004, as follows:

•	We estimate revenue will be approximately $475 to $490 million;

•	We expect diluted earnings per share to be in the range of $1.08 to $1.25, including restructuring charges;

•	As previously disclosed, we expect to incur restructuring charges totaling $0.05 to $0.07 per share in the first half of this fiscal year, which includes the $0.03 restructuring charge in the first fiscal quarter;

•	We expect to continue to be a strong generator of cash, with fiscal 2004 net cash provided by operating activities in the range of $105 to $115 million; and

•	We expect free cash flow, as defined above, to be in the range of $55 to $65 million.

For the second quarter of fiscal 2004, we would expect to see increased revenue growth due to the release of our updated Lytec product in our physician business during the quarter, increased installations of our hospital unit’s ePREMIS product from the committed pipeline, further deployment of T-Rex One, recognition of a portion of the revenue in our pharmacy business that was previously deferred, the expected sequential growth in our business due to script growth, increased third party claims as a percentage of total scripts, increasing revenue per claim and gains in market share in our Network segment and the expected pick-up in Information Management from the seasonally low first quarter.

Although there are risks in our business plan as outlined in our Annual Report on Form 10 K/A, there are also a number of favorable macroeconomic trends in healthcare, which may benefit NDCHealth. First and foremost, there continues to be a significant need to improve physician, pharmacy and hospital automation. We believe we are very well positioned with our existing systems to provide solutions to address many of the challenges currently being faced by healthcare providers.

Given the financial constraints and challenges facing many healthcare institutions and businesses, we believe there is a substantial need for our new, value-adding solutions. For example, our new ePREMIS solution helps enable hospitals to comply with HIPAA by providing electronic transaction processing capabilities for additional HIPAA transactions, while enhancing the hospital’s workflow efficiency and cash collections and increasing our revenue per claim.

Separately, major pharmacy chains have recently reported a rebound in same-store retail pharmacy sales. We believe continuation of this trend will benefit NDCHealth’s claims and total transaction volume. We believe that healthcare transactions will continue to grow due to a greater use of medical care and treatment by an aging population. In addition, new programs such as the discount card recently approved by both the

Senate and the House of Representatives may provide Medicare beneficiaries with temporary assistance in purchasing prescription drugs in 2004 and 2005. We would expect any such program which increases non-cash prescription and generates new prescription growth may benefit NDCHealth through increased network transaction volumes.

Due to the growth in prescriptions in the managed care market, there may be additional opportunity to accelerate sales of new pharmacy systems in this market. It is likely that the pricing in this market will be based on the more traditional software revenue model. We are pursuing a number of significant pharmacy system opportunities in this market and, should we be successful, we could gain additional revenue over the balance of our eight quarter plan from long-term licensing, maintenance and support contracts.

While we expect these macro trends in healthcare to continue to present exciting, new opportunities to grow our business, some or all of these opportunities may not materialize.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions. Critical accounting policies are those policies that can have a significant impact on our financial position and results of operations and require complex judgments and the most significant use of these subjective estimates and assumptions. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Specific risks inherent in our application of these critical policies are described below. For all of these policies, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. These policies also often require difficult judgments on complex matters that may be subject to multiple sources of authoritative guidance. Additional information concerning our accounting policies can be found in Note 1 to our condensed consolidated financial statements.

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

Capitalized software

Internally developed software held as property on our balance sheet consists of two types: software that we develop for sale to our customers and software that we develop that is for internal use in providing services to our customers. The costs associated with developing this software are capitalized differently depending on whether the software is for sale or for internal use. In each instance, in accordance with SFAS 86 or SOP 98-1, costs are capitalized only when the project has reached the point of technological feasibility or the application development stage. Costs incurred prior to this point are charged to earnings as research and development expense.

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

Specifically identified intangible assets primarily represent proprietary technology and customer relationships. Identified intangibles are assigned a value, generally that which was estimated in the valuation, and amortized over the estimated life. Because of the complexity of assumptions and judgment used in estimating the value and life of these assets, there is significant risk that their actual value and life may vary from the original estimate. We periodically evaluate whether events and circumstances have occurred that indicate the carrying amount of intangibles may warrant revision or may not be recoverable. When factors indicate that an intangible should be evaluated for possible impairment, we estimate the present value of future cash flows associated with the asset over its remaining life. We may determine that an intangible asset has diminished or has no remaining value prior to it being fully amortized. In this instance, we would be required to record a charge to earnings to account for impairment of the asset.

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

Recently Issued Accounting Pronouncements

We have adopted the provisions of Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The adoption of this statement has resulted in an acceleration of the trend of deferring revenue as we provide more end to end solutions.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. We are currently evaluating several business relationships or interests existing prior to February 1, 2003 that could possibly be considered variable interest entities and whether we would have to consolidate or deconsolidate any such entities. We have not entered into any relationships since January 31, 2003, which would meet the reporting requirement of FIN 46.

Financial Review

We operate our business as two fundamental segments: Network Services and Systems, and Information Management. Network Services and Systems provides electronic connectivity to our NDCHealth Intelligent Network and system solutions throughout the healthcare industry. Information Management provides management information, research, and consulting services to pharmaceutical manufacturers and pharmacy chains. Other Operating income includes restructuring, impairment and other charges in fiscal 2004. More information concerning segments can be found in Note 4 of the Notes to our Condensed Consolidated Financial Statements.

(In millions, except per share data)	First Quarter Ended,
	August 29, 2003	August 30, 2002	Change
Revenue:
Information Management	$39.5	$36.1	$3.4	9.4%
Network Services and Systems	69.4	64.0	5.4	8.4%

Total revenue	$108.9	$100.1	$8.8	8.8%

Operating income:
Information Management	$5.9	$5.3	$0.6	11.3%
Network Services and Systems	15.3	15.2	0.1	0.7%
Other	(1.5)	—	(1.5)	n/m

Total operating income	$19.7	$20.5	$(0.8)	(3.9)%

Net income	$7.4	$11.2	$(3.8)	(33.9)%

Diluted earnings per share	$0.21	$0.32	$(0.11)	(34.4)%

Revenue

Total revenue increased $8.8 million, or 8.8%, to $108.9 million in the first quarter of fiscal 2004 from $100.1 million in the first quarter of fiscal 2003. On a segment basis, Information Management revenue grew $3.4 million, or 9.4%, to $39.5 million in the first quarter of fiscal 2004 from $36.1 million in the first quarter of fiscal 2003. Network Services and Systems revenue grew $5.4 million, or 8.4%, to $69.4 million in the first quarter of fiscal 2004 from $64.0 million in the first quarter of fiscal 2003. The increases in revenue, but relatively lower year-over-year growth, are due to the reasons discussed in “First Quarter Operating Summary.”

Operating Expenses

Our most significant expenses are compensation, data costs, depreciation and amortization, and communications expense. Together these expenses represented 63% of our operating expenses in the first quarter of fiscal 2004 compared to 65% in the first quarter of the prior year. Cost of service includes certain compensation, computer operations, data costs, consulting services, telecommunications, customer support, and application maintenance expenses. Sales, general and administrative expense includes certain compensation, sales, marketing, administration, and corporate overhead expenses.

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

As a percent of revenue, compensation expense, which includes incentive pay, commissions, and related fringe benefits, and is net of capitalized labor, has been decreasing. This decrease is due to increased productivity as a result of our training initiatives and cost control efforts as well as the scalability of our business model. We will continue to look for ways to improve efficiencies, including centralization, in our businesses.

(In millions)	First Quarter Ended,
	August 29, 2003	August 30, 2002
Compensation expense, net of capitalized labor	$27.5	$28.5
Revenue	$108.9	$100.1
Percent of revenue	25.3%	28.5%

Cost of Service

Cost of service, or COS, includes certain compensation, computer operations, data costs, consulting services, telecommunications, customer support, and application maintenance expenses. COS increased $3.4 million, or 6.6%, to $55.2 million in the first quarter of fiscal 2004 from $51.8 million in the first quarter of fiscal 2003 due primarily to increased revenue. As a percent of revenue, during the first quarters of fiscal 2004 and 2003, COS expense was 50.6% and 51.8%, respectively. We expect that COS, as a percentage of revenue, will be relatively consistent in the remainder of fiscal 2004.

Data Costs

We buy data from various sources to supplement our own data collection efforts. Data costs increased $3.1 million, or 26.3%, to $14.9 million in the first quarter of fiscal 2004 from $11.8 million in the first quarter of fiscal 2003 due to the purchase of additional data types for our new German informatics products, an increase in volume of other data purchased, and an increase in the costs of such data. As a percent of revenue, data costs increased from fiscal 2003 to fiscal 2004. We are actively pursuing programs to continue to contain data costs, including exploring new areas of opportunity where data is less costly.

(In millions)	First Quarter Ended,
	August 29, 2003	August 30, 2002
Data costs	$14.9	$11.8
Revenue	$108.9	$100.1
Percent of revenue	13.7%	11.8%

Communications Costs

Communications costs were flat as a percent of revenue at 3.9% in the first quarters of fiscal 2004 and fiscal 2003. We continue to look at new technologies that will allow us to provide superior service to our customers at reduced cost. However, because competition in the telecommunications industry has resulted in historically low communications costs, we do not expect significant future reductions in communications costs.

(In millions)	First Quarter Ended,
	August 29, 2003	August 30, 2002
Communication costs	$4.2	$3.9
Revenue	$108.9	$100.1
Percent of revenue	3.9%	3.9%

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

Our current focus is developing new products such as T-Rex Enterprise, Next Generation Projection, ePrescribing, Weekly SNR, Canada PPE, Dynamic Claims Analyzer, Future Rx, Payment Optimizer, Fraud & Abuse, additional RX Safety Advisor modules, and products for the United Kingdom and German markets. Total costs associated with software development for TechRx were $4.5 million in the first quarter of fiscal 2004 versus $3.6 million in the first quarter of fiscal 2003. Approximately $3.4 million of these development costs were capitalized resulting in net development expense associated with TechRx of approximately $1.1 million. TechRx software maintenance expense was $0.4 million in the first quarter of fiscal 2004. In the first quarter of fiscal 2004, development costs capitalized as a percentage of total development costs declined to 71% from 82% in the first quarter of fiscal 2003. We would expect this trend to continue as we roll out new products currently in development.

(In millions)	First Quarter Ended,
	August 29, 2003	August 30, 2002
Total costs associated with software development	$10.8	$8.7
Less: capitalization of internally developed software	(7.7)	(7.1)

Net software development expense	3.1	1.6
Software maintenance expense	2.1	2.5

Total net software expense	$5.2	$4.1

Revenue	$108.9	$100.1
Capitalization as a % of revenue	7.1%	7.1%
Total net software expense as a % of revenue	4.8%	4.1%

Sales, General and Administrative Expense

Sales, general and administrative, or SG&A, expense consists primarily of salaries, wages and expenses relating to sales, marketing, administrative and management employees, employee training costs, and occupancy of leased space directly related to these functions. SG&A expense increased $3.0 million, or 14.9%, to $23.2 million in the first quarter of fiscal 2004 from $20.2 million in the first quarter of fiscal 2003. As a percent of revenue, during the first quarters of fiscal 2004 and 2003, SG&A expense was 21.3% and 20.1%, respectively. The increase was due to increased sales expenses on higher revenue, increased marketing expenses from new product introductions and a step up in corporate costs. We expect that SG&A expense, as a percentage of revenue, will be flat or increase in the remainder of fiscal 2004 due to continued investment in our sales and marketing programs to support the roll out of new products, increased corporate governance expenses, and increases in expenses related to equity compensation programs.

Depreciation and Amortization

Depreciation and amortization expense increased in the first quarter of fiscal 2004 from the first quarter of fiscal 2003 due to increased amortization related to the second step of the TechRx acquisition completed in May 2003 and the roll out of new products. Depreciation and amortization expense will increase in the remainder of fiscal 2004 as newly developed products are placed in service and intangible assets acquired in the TechRx acquisition are amortized.

(In millions)	First Quarter Ended,
	August 29, 2003	August 30, 2002
Depreciation and amortization	$9.3	$7.6
Revenue	$108.9	$100.1
Percent of revenue	8.5%	7.6%

Operating Income

Operating income decreased $0.8 million, or (3.9%), to $19.7 million in the first quarter of fiscal 2004 from $20.5 million in the first quarter of fiscal 2003. Operating income decreased due to Restructuring, impairment and other charges of $1.5 million, increased depreciation and amortization and higher corporate costs.

In the fourth quarter of fiscal 2003, in conjunction with the completion of the TechRx acquisition, we began a review of the entirety of NDCHealth to identify opportunities for increased operational efficiencies. This ongoing review includes an assessment of our organizational structure as well as our physical operating locations. We have taken several actions in the first quarter of fiscal 2004 as a result of this review.

In the Network Services and Systems segment, we have begun to streamline the management organizations of our pharmacy services and systems businesses and the application development organization in our hospital business. In the first step of the streamlining, we have eliminated 16 positions. In connection with this streamlining, we recorded approximately $1.0 million in severance related costs in the first quarter. Approximately $0.1 million of this severance cost was a non-cash charge related to modified stock options. We expect to implement further streamlining changes in the second quarter.

During the first quarter, we made a decision to combine the sales organizations and streamline the development organizations within the Information Management segment. As a result of this reorganization, we have eliminated 28 positions and reduced the size of two locations. Accordingly, we recorded approximately $0.4 million in severance related costs and $0.1 million of expense related to lease terminations in the first quarter. The reorganization of these sales organizations is substantially complete however; we expect to implement further streamlining changes in the second quarter.

Provision for Income Taxes

Our estimated effective tax rate in the first quarter of fiscal 2004 was 37.5% compared to 36% in the first quarter of fiscal 2003. We have increased our estimated effective tax rate for fiscal 2004 as a result of the consolidation of TechRx for tax purposes, and other factors.

Interest and Other Expense

Interest and other expense consists of interest expense, amortization of debt issuance costs and other miscellaneous non-operating expense. As a percent of revenue, during the first quarters of fiscal 2004 and 2003, interest and other expense was 7.1% and 3.2%, respectively. As discussed in Liquidity and Capital Resources below, we completed a refinancing at the end of the second quarter of fiscal 2003. We expect interest expense to be higher in the second quarter of fiscal 2004 versus the second quarter of fiscal 2003 due to the additional debt and higher weighted average interest rates in place in the current fiscal year.

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

Net cash provided by operating activities was $19.6 million for the first three months of fiscal 2004, an increase of $13.6 million from $6.0 million in the first three months of fiscal 2003. Net income adjusted for non-cash items including Equity in losses of affiliated companies, Restructuring, impairment and other charges, and Depreciation and amortization was $17.1 million in the first three months of fiscal 2004 compared to $19.1 million in the first three months of fiscal 2003. As a result of our acquisition of TechRx, in the first three months of fiscal 2004 we began to recognize the benefit of Net operating loss carry-forwards, or NOLs, previously generated by TechRx of approximately $50 to $60 million. We expect to be able to utilize approximately half of this benefit in fiscal 2004 thereby reducing our cash tax payments by approximately $9 to $11 million in fiscal 2004, positively impacting Net cash provided by operating activities. Utilization of these, and other NOLs related to our continuing operations, allowed us to reduce our cash tax payments by $4.2 million in the first three months of fiscal 2004 compared to $0.3 million in the first three months of fiscal 2003.

The most significant difference in Net cash provided by operating activities in the first three months of fiscal 2004 compared to the first three months of fiscal 2003 was Accounts payable and accrued liabilities. Accounts payable and accrued liabilities provided $2.7 million of cash in the first three months of fiscal 2004 and used $11.3 million of cash in the first three months of fiscal 2003. This difference was the result of management’s increased focus on minimizing working capital requirements.

Additionally, Accrued interest on long term debt is an emerging item that significantly impacted operating cash flows in the first three months of fiscal 2004 versus the first three months of fiscal 2003. In November 2002 we completed a refinancing discussed in detail below, which significantly increased our interest expense from the prior year. Because interest payments on the $200 million of senior subordinated notes issued in the refinancing are made on June 1 and December 1 of each year, we had a significant amount of accrued interest on our balance sheet at May 30, 2003. Cash payment of this interest was made in the first quarter of fiscal 2004. Other significant differences between the first three months of fiscal 2004 and the first three months of fiscal 2003 are Accounts receivable, Prepaid expenses and other assets, and Deferred revenue. Collectively, these changes in working capital used $1.2 million of cash in the first three months of fiscal 2004 versus $6.2 million of cash in the first three months of fiscal 2003. Changes in working capital are the result of the timing of receipts from our customers and our payments to vendors, and the timing difference between billing customers for services as required by their contracts and our recognition of related revenue. In our Network Systems and Services segment, our strategy is to market a complete set of solutions rather than individual products that we emphasized in the past. As a result, more of our network contracts are subject to EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” The impact is an increase in Deferred revenue as the customer may remit payment in advance even though revenue is recognized in future periods.

The nature of an information services business is such that it requires a substantial continuing investment in technology equipment and product development in order to expand the business. We are generally able to internally fund these investments from excess cash generated from operations. Additionally, historically we have also expanded our business through acquisitions and strategic investments in other businesses. The cash we use to expand our business is shown as Net cash used in investing activities. Capital expenditures, which reflect our investment in equipment and product development such as software costs discussed above, were $14.0 million in the first three months of fiscal 2004, including $7.7 million in capitalized software costs and $0.7 million in capitalized interest; and $12.9 million in the first three months of fiscal 2003, including $7.1 million in capitalized software costs and $0.2 million in capitalized interest. Capital expenditures were funded from cash from operations in both years. As we continue the roll-out of new products and solutions during fiscal 2004, we will be reducing the capital expenditure run rate. In addition, capital expenditures in the first three months of fiscal 2004 included some costs that we would not expect to repeat. As a result, the level of capital expenditures in the first three months of fiscal 2004 is not indicative of the expected full-year capital expenditure level, which is still expected to be in the $40 to $45 million range, including approximately $28.0 million in capitalized software costs.

We used $4.9 million of cash in the first three months of fiscal 2004 for other investing activities, primarily the payment of transaction costs related to the completion of our acquisition of TechRx at the end of fiscal 2003. During the first three months of fiscal 2003, we used cash totaling $5.1 million for the payment of merger related costs associated with our acquisition of a controlling interest in TechRx at the end of fiscal 2002.

In November 2002, we completed a refinancing that included a new $225 million senior secured credit facility and the issuance of $200 million of 10  1/2% Senior Subordinated Notes due 2012 in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933. On September 2, 2003 we completed an exchange offer whereby we exchanged $199.9 million of the unregistered notes for substantially identical registered senior subordinated notes. After the closing of the exchange offer, $0.1 million of the unregistered notes remain outstanding.

The $225 million senior secured credit facility consists of a $100 million five-year revolving credit facility and a $125 million six-year term loan. The $100 million revolving credit facility is available for working capital and general corporate purposes and has a variable interest rate based on market rates.

Borrowings under the credit facility are guaranteed by our material domestic subsidiaries. Our obligations under the credit facility are secured by a pledge of the capital stock of our domestic subsidiaries and 66% of the voting stock of our first-tier material foreign subsidiaries. Our obligations are also secured by a perfected lien and security interest in substantially all of our, and such domestic subsidiaries’, tangible and intangible assets. Under certain circumstances, future material subsidiaries will be required to guarantee the credit facility and to secure their guarantees with substantially all of their tangible and intangible property. Similarly, under certain circumstances, we will pledge 66% of the voting stock of our future first-tier foreign subsidiaries to the lenders under the credit facility.

As of August 29, 2003, there were no borrowings outstanding under the revolving credit facility. As of August 29, 2003, $125 million was outstanding under the term loan, which bore interest at a weighted average annual interest rate equal to 6% at such date. The revolving credit facility terminates on November 30, 2007, and the term loan matures on November 30, 2008. Commencing on August 31, 2003, quarterly payments of $1,562,500 are due on the term loan on August 31, November 30, February 28 and May 31 of each year until November 30, 2007, and thereafter quarterly payments of $24,218,750 are due on such dates until maturity on November 30, 2008. Voluntary prepayments of principal amounts outstanding under the term loan are permitted at any time if accompanied by a premium of 2% of the amount of any voluntary prepayment made before November 26, 2003 and 1% of the amount of any voluntary prepayment made before November 26, 2004.

Borrowings under the credit facility bear interest, at our option, at a rate based on either (1) the applicable margin plus the base rate, which is the higher of the per annum rate, which the administrative agent publicly announces from time to time to be its prime lending rate, and the federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.5%, or (2) the applicable margin plus a reserve-adjusted “LIBOR” rate, which shall be not less than 2.00% in the case of term loan borrowings. The applicable margin with respect to term loan borrowings is a percentage per annum equal to 3.00% for base rate borrowings and 4.00% for LIBOR borrowings. The applicable margin with respect to borrowings under the revolving credit facility is a percentage per annum equal to 2.00% for base rate borrowings and 3.00% for LIBOR borrowings. The applicable margin is subject to adjustments based on our financial performance. Under the credit agreement, the interest rate on the term loan will not be less than 6% and there is no cap on the interest rate applicable to the term loan or the revolving credit facility.

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

The credit facility contains certain financial and non-financial covenants customary for financings of this nature, such as limiting our level of capital expenditures and requiring us to maintain a certain leverage ratio of debt to EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). EBITDA is defined in the credit agreement as income before equity in losses of affiliated companies, plus income taxes, interest expense, depreciation and amortization, and certain other non-cash charges, less minority interest in income and losses. As of August 29, 2003, we were in compliance with all restrictive covenants and expect to remain in compliance in the foreseeable future.

The $200 million senior subordinated notes are our senior unsecured subordinated obligations, will mature on December 1, 2012, and are classified as fixed rate borrowings. The notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by the subsidiary guarantors that guarantee our credit facility. The notes bear interest at a rate of 10  1/2% per year and interest is payable on June 1 and December 1 of each year. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months. As of August 29, 2003, the fair market value of the notes was approximately $212.0 million.

We intend to reduce our level of senior debt during fiscal 2004 and 2005, and believe that free cash flow, defined as Net cash provided by operating activities less Capital expenditures and Dividends paid, is a meaningful, measure of our ability to generate cash for this use. Free cash flow is not a GAAP measurement and may not be comparable to free cash flow reported by other companies. Free cash flow improved to $4.3 million in the first three months of fiscal 2004 from a deficit of $8.3 million in the first three months of fiscal 2003.

Stock activities provide us an additional source of liquidity. Stock activities are primarily related to the exercises of employee stock options and issuances under the employee stock purchase plan. In the first three months of fiscal 2004, issuance of shares of our common stock generated $0.7 million versus $0.6 million in the first three months of fiscal 2003. Although the issuance of additional shares provides us with liquidity, it results in a dilution of each individual stockholder’s equity. Another use of cash is the payment of dividends, which totaled $1.4 million in the first three months of both fiscal 2004 and 2003.

Discontinued operations used $0.7 million in the first three months of fiscal 2004, primarily in the settling of liabilities, versus $0.3 million in the first three months of fiscal 2003. Net operating loss carry-forwards related to our discontinued operations allowed us to reduce our cash tax payments by $5.3 million in the first three months of fiscal 2003.

We believe that our current level of cash on hand, future cash flows from operations, and our credit facility are sufficient to meet our operating needs in fiscal 2004.

Forward-Looking Information

This report contains forward-looking statements. The statements related to the Company’s expected business outlook and the Company’s guidance for fiscal year 2004 are forward-looking statements. In general, forward-looking statements may include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” or similar expressions. These statements involve risks and uncertainties that may cause actual results to differ materially from those set forth in the forward-looking statements. Among other things, the Company’s business outlook and the projected results for the remainder of fiscal year 2004 are based on preliminary estimates, assumptions and projections that management believes to be reasonable at this time, but are beyond management’s control. Some of management’s assumptions that underlie the Company’s forward-looking statements include, among others, assumptions regarding demand for the Company’s products, the cost and timing of product upgrades and new product introductions, gains in market share, industry conditions affecting the Company’s customers, expected pricing levels, expected growth of revenue and net income, the timing and cost of planned capital expenditures, expected outcomes of pending litigation and expected synergies relating to acquisitions, joint ventures and alliances.

Additional factors that could cause results to materially differ from current expectations include, but are not limited to, the following:

•	intense competition could damage our sales and profitability;

•	our substantial indebtedness could adversely affect our financial health;

•	we may lose customers or revenue due to consolidation in the healthcare industry;

•	our profitability could suffer if we are unable to continue our expansion in new and existing markets;

•	defaults in payment or a material reduction in purchases of our products by large customers could have a significant negative impact on our financial condition, results of operations and liquidity;

•	we may spend significant resources developing and promoting new products or solutions that may not meet the demands of our customers;

•	interruptions may occur in some of our information services;

•	proprietary technology protections may not be adequate and proprietary rights may infringe on rights of third parties;

•	recent and future combinations and strategic relationships may not be profitable;

•	complex state and federal regulations could depress the demand for information products or impact the availability to us of certain data, and we could incur redesign costs or be subject to penalties;

•	changes in the United States healthcare environment could have a material negative impact on our revenues;

•	unanticipated changes in our accounting policies may be required because of mandates by standards setting organizations and could have a material impact on our financial statements;

•	we may need additional capital to continue our growth and expansion; and

•	our data suppliers may restrict or modify access to their data.

For further discussion of the factors noted above and other relevant factors, please see the information set forth under the caption “Additional Factors That May Affect Future Performance” in Item 7 of our Annual Report on Form 10-K/A for the fiscal year ended May 30, 2003, which are incorporated herein by this reference.

Forward-looking statements speak only as of the date they are made, and the Company disclaims any obligation to update these statements in light of new information, future events or otherwise. Forward-looking statements are only predictions and are not guarantees of performance.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk from that disclosed in our Annual Report on Form 10-K/A for the year ended May 30, 2003.

ITEM 4—CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of August 29, 2003. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, as of August 29, 2003, our disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in our internal control over financial reporting during the quarter ended August 29, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1—LEGAL PROCEEDINGS

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

In the proceedings before the European Commission instituted by us on December 19, 2000, we are alleging that to the extent this format is copyrighted by IMS Health, the format constitutes an industry standard and an essential facility to competition and must be made available to competitors of IMS Health. We obtained a ruling as to our request for Interim Relief from the European Commission whereby they ordered IMS Health to license its structure for organizing pharmaceutical sales data to us. However, subsequent to this decision, the Court of First Instance and later the European Court Of Justice stayed this decision pending a complete review of the underlying substantive matters. Those matters are still proceeding. The European Commission has recently withdrawn its ruling as to our request for Interim Relief finding that since the German Court of Appeals had found that IMS Health had no right to enforce any existent copyright in the structure that we could sufficiently compete in the marketplace.

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

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 2, 2003 we completed an exchange offer whereby we exchanged $199.9 million of 10- 1/2% senior subordinated notes due 2012, which have been registered under the Securities Act of 1933, for a like principal amount of our 10- 1/2% senior subordinated notes due 2012, which were issued on November 26, 2002 in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933. After the closing of the exchange offer, $0.1 million of our unregistered 10- 1/2% senior subordinated notes due 2012 issued pursuant to Rule 144A remain outstanding.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon our senior securities during the quarter ended August 29, 2003

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5—OTHER INFORMATION

None

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3(ii) Amended and Restated By-laws of the Corporation adopted on August 26, 2003.

10 (i) Letter Amendment and Waiver No. 1 to Credit Agreement dated as of May 27, 2003 by and among the Registrant, Merrill Lynch Capital, and the Lenders and agents from time to time party thereto.

10 (ii) Letter Amendment No. 2 to Credit Agreement dated as of August 29, 2003 by and among the Registrant, Merrill Lynch Capital, and the Lenders and agents from time to time party thereto.

31.1 Rule 13a-14(a)/15d-14(a) Certification of Walter M. Hoff

31.2 Rule 13a-14(a)/15d-14(a) Certification of Randolph L.M. Hutto

32 Section 1350 Certification

(b) Reports on Form 8-K were filed during the quarter ending August 29, 2003. The items reported, any financial statements filed, and the dates of any such reports are listed below.

(i) NDCHealth Corporation’s Current Report on Form 8-K filed on July 29, 2003, reporting as an exhibit under Item 7 the Company’s press release dated July 29, 2003 and the Company’s release of financial information; and under Item 9 Management’s discussion of its’ business position and strategy.

(ii) NDCHealth Corporation’s Current Report on Form 8-K filed on July 31, 2003, reporting under Item 2 the Company’s acquisition of the remaining interest in TechRx and under Item 7 pro forma combined financial information.

(iii) NDCHealth Corporation’s Current Report on Form 8-K filed on August 29, 2003, reporting under Item 5 and as an exhibit under Item 7 Amendments to the Corporation’s By-laws adopted on August 26, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NDCHealth Corporation
(Registrant)

By: /s/ David H. Shenk
David H. Shenk
Vice President & Corporate Controller
(Authorized Signing Officer and Chief Accounting Officer)

Date: October 1, 2003

NDCHEALTH CORPORATION

FORM 10-Q

INDEX TO EXHIBITS

Exhibit Numbers	Description
3 (ii)	Amended and Restated By-laws of the Corporation adopted on August 26, 2003.
10 (i)	Letter Amendment and Waiver No. 1 to Credit Agreement dated as of May 27, 2003 by and among the Registrant, Merrill Lynch Capital, and the Lenders and agents from time to time party thereto.

10(ii)	Letter Amendment No. 2 to Credit Agreement dated as of August 29, 2003 by and among the Registrant, Merrill Lynch Capital, and the Lenders and agents from time to time party thereto.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Walter M. Hoff

31.2	Rule 13a-14(a)/15d-14(a) Certification of Randolph L.M. Hutto

32	Section 1350 Certification