Form 10-Q
period 2003-11-28
NDCHEALTH CORP
filed 2004-01-07
CIK 70033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 28, 2003

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

Common Stock, Par Value $.125 – 35,703,918 shares

outstanding as of January 5, 2004

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NDCHealth Corporation and Subsidiaries

(In thousands, except per share data)

	Three Months Ended
	November 28, 2003	November 29, 2002
Revenues	$115,234	$105,286

Operating expenses:
Cost of service	57,182	51,950
Sales, general and administrative	24,822	22,061
Depreciation and amortization	9,444	7,501
Restructuring, impairment and other charges	2,500	—

	93,948	81,512

Operating income	21,286	23,774

Other income (expense):
Interest and other income	189	467
Interest and other expense	(7,603)	(3,676)
Minority interest in losses	471	653
Early extinguishment of debt charges	—	(921)

	(6,943)	(3,477)

Income before income taxes and equity in losses of affiliated companies	14,343	20,297
Provision for income taxes	5,369	7,307
Income before equity in losses of affiliated companies	8,974	12,990
Equity in losses of affiliated companies	(240)	(313)

Net income	$8,734	$12,677

Basic earnings per share:	$0.25	$0.37

Diluted earnings per share:	$0.25	$0.36

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NDCHealth Corporation and Subsidiaries

(In thousands, except per share data)

	Six Months Ended
	November 28, 2003	November 29, 2002
Revenues	$224,125	$205,368

Operating expenses:
Cost of service	112,334	103,751
Sales, general and administrative	48,008	42,214
Depreciation and amortization	18,758	15,110
Restructuring, impairment and other charges	3,999	—

	183,099	161,075

Operating income	41,026	44,293

Other income (expense):
Interest and other income	324	745
Interest and other expense	(15,316)	(6,916)
Minority interest in losses	623	1,031
Early extinguishment of debt charges	—	(921)

	(14,369)	(6,061)

Income before income taxes and equity in losses of affiliated companies	26,657	38,232
Provision for income taxes	9,986	13,765
Income before equity in losses of affiliated companies	16,671	24,467
Equity in losses of affiliated companies	(583)	(625)

Net income	$16,088	$23,842

Basic earnings per share:	$0.46	$0.69

Diluted earnings per share:	$0.45	$0.68

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NDCHealth Corporation and Subsidiaries

(In thousands)

	Six Months Ended
	November 28, 2003	November 29, 2002
Cash flows from operating activities:
Net income	$16,088	$23,842
Adjustments to reconcile net income to cash provided by operating activities:
Equity in losses of affiliated companies	583	625
Non-cash portion of restructuring, impairment and other charges	1,049	—
Non-cash early extinguishment of debt charges	—	805
Depreciation and amortization	18,758	15,110
Deferred income taxes	9,300	5,342
Provision for bad debts	1,791	1,544
Other, net	1,597	2,300
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:
Accounts receivable, net	(3,540)	(4,029)
Prepaid expenses and other assets	(245)	370
Accounts payable and accrued liabilities	7,212	(4,275)
Accrued interest on long-term debt	(22)	862
Deferred revenue	1,449	(3,922)
Income taxes	560	2,059

Net cash provided by operating activities	54,580	40,633

Cash flows from investing activities:
Capital expenditures	(23,721)	(20,804)
Proceeds from the sale of equipment	2,148	—
Investing activities and other non-current assets	(7,067)	(10,244)

Net cash used in investing activities	(28,640)	(31,048)

Cash flows from financing activities:
Net repayments under lines of credit	—	(91,000)
Net principal payments under capital lease arrangements and other long-term debt	(2,030)	(1,625)
Net cash from refinancing activities	(395)	165,945
Net proceeds from stock activities	2,645	1,227
Dividends paid	(2,820)	(2,778)

Net cash (used in) provided by financing activities	(2,600)	71,769

Cash flows from discontinued operations:
Cash provided by tax benefits of discontinued operations	—	6,106
Cash used in discontinued operations	(859)	(3,519)

Net cash (used in) provided by discontinued operations	(859)	2,587

Increase in cash and cash equivalents	22,481	83,941
Cash and cash equivalents, beginning of period	16,103	13,447

Cash and cash equivalents, end of period	$38,584	$97,388

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

NDCHealth Corporation and Subsidiaries

(In thousands, except share data)

	November 28, 2003	May 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$38,584	$16,103
Accounts receivable	80,761	78,988
Allowance for doubtful accounts	(7,730)	(6,785)

Accounts receivable, net	73,031	72,203

Income tax receivable	639	1,199
Deferred income taxes	15,377	21,663
Prepaid expenses and other current assets	33,888	34,304

Total current assets	161,519	145,472

Property and equipment, net	124,493	116,678
Intangible assets, net	475,941	479,234
Deferred income taxes	2,312	5,018
Debt issuance cost	12,269	12,756
Investments	17,345	15,662
Other	13,757	12,432

Total Assets	$807,636	$787,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,590	$6,558
Current portion of obligations under capital leases	921	1,028
Accounts payable and accrued liabilities	63,473	61,211
Accrued interest	13,259	13,281
Deferred revenue	37,042	38,137

Total current liabilities	121,285	120,215

Long-term debt	319,598	321,262
Obligations under capital leases	266	558
Deferred revenue	12,049	9,461
Other long-term liabilities	31,513	30,225

Total liabilities	484,711	481,721

Commitments and contingencies

Minority interest in equity of subsidiaries	8,396	9,019

Stockholders’ equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.125 per share; 200,000,000 shares authorized; 35,314,078 and 34,888,753 shares issued, respectively.	4,414	4,361
Capital in excess of par value	223,705	216,156
Retained earnings	92,496	79,228
Deferred compensation and other	(7,731)	(4,301)
Other comprehensive income	1,645	1,068

Total stockholders’ equity	314,529	296,512

Total Liabilities and Stockholders’ Equity	$807,636	$787,252

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

Note 1 - Summary Of Significant Accounting Policies

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

In accordance with Securities and Exchange Commission guidance, those accounting policies that management believes are the most critical and require complex management judgment are discussed below. Further discussion of the application of these critical accounting policies can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A for the fiscal year ended May 30, 2003.

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

Within the Network Services and Systems segment, the primary source of revenue is transaction fees charged for network services. This revenue is recognized at the time services are rendered. In instances where we host web browser-based applications for our customers, fees charged per transaction include the use of the application software, network, and other value added services. Additionally, we receive revenue from the sale of software licenses and subscription fees from related maintenance and support agreements. Revenue related to software utilized by the customer to process transactions through our network is recognized ratably over the estimated life of the network services relationship beginning on the date of customer acceptance of the software. In instances where revenue is recognized over the term of a contract, or we have contractual minimums, and we incur discrete incremental installation or other costs, we defer these costs and recognize them ratably over the contract term. Revenue related to customer installed software with stand alone functionality (meaning that connection to our network is not required for the software to be functional) is recognized when the product is shipped. Revenue related to software with stand alone functionality that is installed by us or one of our affiliates is recognized upon the date that the software is in operation at the customer site where vendor specific objective evidence (“VSOE”) has been established for the undelivered elements of the customer contract, which typically are maintenance and customer support. In these cases, the maintenance and customer support revenue is recognized over the term of the contract. Where VSOE cannot be established for undelivered elements within the contract, the revenue is recognized upon acceptance over the remaining term of the contract.

In many cases, our physician systems are sold indirectly through value added resellers, or VARs. Because the VARs provide many of the services that we would otherwise provide (such as contract support, advertising, etc.), we provide them allowances to cover their cost of providing these services. We record revenue in accordance with Emerging Issues Task Force Issue (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products,” which requires that certain allowances be treated as reductions in revenue and allows other allowances, for which we receive separable, identifiable and quantifiable benefits, to be recorded as revenue and operating expense.

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

In accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” capitalization of costs begins when the application development phase has been initiated and ends when the product is available for general use. Completed projects capitalized under SOP 98-1 are amortized using the straight-line method, normally over five years. The net realizable value of software capitalized under SOP 98-1 is monitored to ensure that the investment will be recovered through its future use.

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

Investments in privately held entities are accounted for under either the cost, equity, or consolidation method, whichever is appropriate for the particular investment. The appropriate method is determined by our ability to exercise significant influence over the investee, through either voting stock or other means. These investments are regularly reviewed for impairment issues and propriety of current accounting treatment. In accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 18, “Equity Method of Accounting for Investments in Common Stock,” transition from the cost to equity method, due to changes in our ability to influence the investee or the level of investment, would require retroactive restatement of previously issued financial statements as if we had always accounted for the investment under the equity method. If our level of investment increases to a level such that we directly or indirectly control the entity, the entity’s results would be consolidated into our consolidated financial statements.

The entire purchase price for the second step of the TechRx acquisition, which closed during the fourth quarter of fiscal 2003, was allocated to intangible assets as the tangible assets and liabilities of TechRx had been consolidated into our financial statements under the first step of the acquisition. The purchase price under the first step was allocated to assets acquired and liabilities assumed based on their fair value on May 28, 2002. At that time, we determined that the fair value of the assets and liabilities were reasonably approximated by their carrying values. The purchase price allocation for the second step of the TechRx acquisition is preliminary and subject to change based on our final determination of the value of the acquired intangible assets.

Intangible assets - Intangible assets represent goodwill, customer base, and proprietary technology acquired in connection with acquisitions. Customer base acquired is amortized over the estimated useful life ranging from 5 to 15 years. Proprietary technology is amortized over the useful life ranging from 3 to 7 years. Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 eliminates pooling of interests accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 deals with, among other things, the elimination of amortization of goodwill. We adopted these new standards in the first quarter of fiscal 2002. SFAS 142 requires that goodwill no longer be amortized but be reviewed for impairment at least annually. In accordance with SFAS 142, we conduct our annual impairment tests during the second quarter of each fiscal year. Additionally, we test at other times if events or circumstances occur that would more likely than not impact the fair value of a reporting unit. The goodwill impairment test has two steps. First, we compare the fair value of the reporting unit with its book value. If the fair value of the reporting unit exceeds its carrying value, the second step is not necessary. If the carrying value exceeds its fair value, the second step calculates the possible impairment by comparing the implied fair value of goodwill with the carrying amount. If the implied value of goodwill is less than the carrying amount, a write-down would be required.

We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of other intangibles may warrant revision or may not be recoverable. When factors indicate that intangibles with finite lives should be evaluated for possible impairment, we compare the estimated fair value to the carrying value in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If such evaluation indicates a potential impairment, cash flows discounted using our internal borrowing rate or a risk free rate are used to measure fair value in determining the amount of these assets that should be written off.

In management’s opinion, goodwill and identifiable intangible assets were appropriately valued at November 28, 2003 and May 30, 2003.

Other Accounting Policies

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

Stock options - We have chosen the disclosure option under SFAS No. 123, “Accounting for Stock Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123,” and continue to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our plans. Accordingly, no compensation cost has been recognized for options granted under the plans. The weighted average fair value of options granted during the second quarter of fiscal 2004 and 2003 was $11.54 and $7.85, respectively. The weighted average fair value of options granted during the first six months of fiscal 2004 and 2003 was $9.20 and $11.01, respectively. Had compensation cost for these plans been recognized based on the fair value of the options at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the effect on our Net income and earnings per share would have been as follows:

(In thousands, except per share data)	Three Months Ended,
	November 28, 2003	November 29, 2002
Net income:
As reported	$8,734	$12,677
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	404	216
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,006)	(1,835)

Pro forma	$7,132	$11,058

Basic earnings per share:
As reported	$0.25	$0.37
Pro forma	$0.20	$0.32
Diluted earnings per share:
As reported	$0.25	$0.36
Pro forma	$0.20	$0.32

(In thousands, except per share data)	Six Months Ended,
	November 28, 2003	November 29, 2002
Net income:
As reported	$16,088	$23,842
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	854	419
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(4,451)	(3,766)

Pro forma	$12,491	$20,495

Basic earnings per share:
As reported	$0.46	$0.69
Pro forma	$0.36	$0.59
Diluted earnings per share:
As reported	$0.45	$0.68
Pro forma	$0.35	$0.59

Note 2 - Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings (in thousands, except per share data):

	Three Months Ended
	November 28, 2003			November 29, 2002
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Income	$8,734	34,824	$0.25	$12,677	34,559	$0.37

Effect of dilutive securities:
Stock options and restricted stock	—	795		—	157

	8,734	35,619		12,677	34,716
Convertible debt	—	—		1,282	4,140

Diluted EPS:
Income plus assumed conversions	$8,734	35,619	$0.25	$13,959	38,856	$0.36

	Six Months Ended
	November 28, 2003			November 29, 2002
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Income	$16,088	34,785	$0.46	$23,842	34,529	$0.69

Effect of dilutive securities:
Stock options and restricted stock	—	582		—	370

	16,088	35,367		23,842	34,899
Convertible debt	—	—		2,564	4,140

Diluted EPS:
Income plus assumed conversions	$16,088	35,367	$0.45	$26,406	39,039	$0.68

Outstanding options to purchase 843,000 and 2,753,000 shares of the Company’s common stock were not included in the computation of diluted earnings per share for the three months ended November 28, 2003 and November 29, 2002, respectively, because the options’ exercise prices were greater than the average market price of NDCHealth common stock and therefore were antidilutive. Outstanding options to purchase 1,682,000 and 1,855,000 shares of the Company’s common stock were excluded for the six months ended November 28, 2003 and November 29, 2002, respectively, because they were antidilutive. For the three months ended November 28, 2003 and November 29, 2002 dividends declared per common share were $0.04. For the six months ended November 28, 2003 and November 29, 2002, dividends declared per common share were $0.08.

Note 3 – Intangible Assets

The table below presents goodwill and intangible assets by asset class:

(In thousands)	As of November 28, 2003			As of May 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Amortized intangible assets
Customer base	$67,744	$(18,143)	$49,601	$67,744	$(15,163)	$52,581
Proprietary technology	32,029	(13,083)	18,946	32,029	(11,702)	20,327
Other	900	(237)	663	900	(167)	733

Total	100,673	(31,463)	69,210	100,673	(27,032)	73,641

Unamortized intangible assets
Goodwill	406,731	—	406,731	405,593	—	405,593

Total Intangible Assets	$507,404	$(31,463)	$475,941	$506,266	$(27,032)	$479,234

The aggregate amortization expense for the three and six months ended November 28, 2003 and estimated amortization expense for the next five fiscal years is as follows:

Aggregate Amortization Expense

(In thousands)
For the three months ended November 28, 2003	$2,156
For the six months ended November 28, 2003	4,425

Estimated Amortization Expense

For year Ending May 28, 2004	$8,737
For year Ending May 27, 2005	10,283
For year Ending June 02, 2006	9,968
For year Ending June 01, 2007	9,365
For year Ending May 30, 2008	9,225

The changes in the carrying amount of goodwill and other indefinite life unamortized intangibles for the six months ended November 28, 2003 are as follows:

Goodwill and other indefinite life unamortized intangibles

(In thousands)	Information Management	Network Services and Systems	Total
Balance as of May 30, 2003	$74,489	$331,104	$405,593
Translation adjustment	422	716	1,138

Balance as of November 28, 2003	$74,911	$331,820	$406,731

Note 4 – Segment Information

Segment information for the three and six months ended November 28, 2003 and November 29, 2002 is presented below. We operate our business as two reportable segments: Network Services and Systems, which we offer to healthcare providers and payers; and Information Management, which we offer primarily to pharmaceutical manufacturers. Network Services and Systems provides electronic connectivity to the NDCHealth intelligent network and system solutions throughout the healthcare industry. Information Management provides management information, research, and consulting services to pharmaceutical manufacturers, pharmacy chains and hospitals. Other includes certain portions of fiscal 2004 Restructuring, impairment and other charges. There has been no significant change in the composition of the reportable segments from the presentation of fiscal 2003 segment information included in our Annual Report on Form 10-K/A for the fiscal year ended May 30, 2003.

Quarter Ended November 28, 2003 (In thousands)	Information Management	Network Services and Systems	Other	Totals
Revenues	$42,163	$73,071	$—	$115,234
Income before income taxes and equity in losses of affiliated companies	5,297	10,468	(1,422)	14,343
Depreciation and amortization	3,420	6,024	—	9,444
Segment assets	141,830	665,806	—	807,636

Quarter Ended November 29, 2002 (In thousands)	Information Management	Network Services and Systems	Other	Totals
Revenues	$37,592	$67,694	$—	$105,286
Income before income taxes and equity in losses of affiliated companies	6,848	14,370	(921)	20,297
Depreciation and amortization	2,708	4,793	—	7,501
Segment assets	142,826	614,356	145,875	903,057

The following presents information about our operations from different geographic regions for and as of the three months ended November 28, 2003 and November 29, 2002:

(In thousands)	2003	2002
Revenues:
United States	$107,835	$100,597
All other	7,399	4,689

Total revenues	$115,234	$105,286

Long-lived assets:
United States	$120,288	$108,732
All other	4,205	2,668

Total long-lived assets	$124,493	$111,400

Six Months Ended November 28, 2003 (In thousands)	Information Management	Network Services and Systems	Other	Totals
Revenues	$81,651	$142,474	$—	$224,125
Income before income taxes and equity in losses of affiliated companies	8,735	20,843	(2,921)	26,657
Depreciation and amortization	6,873	11,885	—	18,758
Segment assets	141,830	665,806	—	807,636

Six Months Ended November 29, 2002 (In thousands)	Information Management	Network Services and Systems	Other	Totals
Revenues	$73,674	$131,694	$—	$205,368
Income before income taxes and equity in losses of affiliated companies	11,605	27,548	(921)	38,232
Depreciation and amortization	5,501	9,609	—	15,110
Segment assets	142,826	614,356	145,875	903,057

The following presents information about our operations from different geographic regions for and as of the six months ended November 28, 2003 and November 29, 2002:

(In thousands)	2003	2002
Revenues:
United States	$208,994	$196,128
All other	15,131	9,240

Total revenues	$224,125	$205,368

Long-lived assets:
United States	$120,288	$108,732
All other	4,205	2,668

Total long-lived assets	$124,493	$111,400

Note 5 – Commitments And Contingencies

We currently provide pharmaceutical information services solutions to our European customers, pharmaceutical companies, through our German business. In this regard we deliver the wholesale data we receive from our data suppliers in a variety of products to our customers to assist them in operating their businesses. We deliver this data to our customers in an electronic format. The specific electronic format within which such data is actually delivered to such pharmaceutical companies in Germany is the subject matter of the current litigation both before the European Commission and the German courts with IMS Health.

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

Several independent pharmacies filed a lawsuit on December 23, 2002 in the Twentieth Judicial Circuit Court, St. Clair County, Illinois, against IMS Health, Inc., or IMS, and sixty-two other defendants, including us (collectively the computer systems vendors). We were served with the lawsuit in May 2003. The pharmacies, Douglas & Ogden Medical Center Pharmacy, Inc. d/b/a Douglas Main Pharmacy, Timmerman & Associates, Inc. d/b/a Comprehensive Care Pharmacy, and John Hartman d/b/a Bittles Drug Store, allege that IMS violated the Illinois Trade Secrets Act and breached alleged contracts it had with the computer systems vendors by reselling what the plaintiffs claim to be proprietary drug information to a competing prescription drug provider. The plaintiffs have also alleged that the computer systems vendors, including us, violated the Illinois Trade Secrets Act and breached alleged contracts with the plaintiffs by providing what they claim to be proprietary pharmacy data to IMS. In connection with the class action that the plaintiffs are seeking, the plaintiffs are claiming damages in excess of $100 million, alleging that other independent pharmacies have similar relationships with IMS and the computer systems vendors.

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

Note 6 - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Six months ended
(in thousands)	November 28, 2003	November 29, 2002
Net income taxes paid	$755	$270
Interest paid	15,065	5,316

Note 7 – Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended
(in thousands)	November 28, 2003	November 29, 2002
Net income	$8,734	$12,677
Foreign currency translation adjustment	5,178	409
Unrealized holding loss, net of tax	4	200
Pension liability adjustment, net of tax	—	—

Total comprehensive income	$13,916	$13,286

	Six months ended
(in thousands)	November 28, 2003	November 29, 2002
Net income	$16,088	$23,842
Foreign currency translation adjustment	1,285	2,395
Unrealized holding loss, net of tax	4	(82)
Pension liability adjustment, net of tax	(712)	—

Total comprehensive income	$16,665	$26,155

Note 8 –Restructuring, Impairment and Other Charges

In the fourth quarter of fiscal 2003, in conjunction with the completion of the TechRx acquisition, we began a review of the entirety of NDCHealth to identify opportunities for increased operational efficiencies. This ongoing review includes an assessment of our organizational structure as well as our physical operating locations. We have taken several actions in the first six months of fiscal 2004 as a result of this review.

In the Network Services and Systems segment, we have begun to streamline the management organizations of our pharmacy services and systems businesses and the application development organization in our hospital business. We completed the first step of the streamlining, in which we eliminated 16 positions, in the first quarter. In connection with the first step, we recorded approximately $1.0 million in severance related costs in the first quarter. Approximately $0.1 million of this severance cost was a non-cash charge related to modified stock options. We completed additional steps of this streamlining in the second quarter with the elimination of an additional 14 positions. In connection with the additional streamlining, we recorded approximately $1.5 million in severance related costs in the second quarter. Also in the second quarter, we recorded a charge of approximately $0.2 million for the impairment of a note receivable we received as partial consideration for the sale of a non-core operation in the second quarter of fiscal 2001.

During the first quarter of fiscal 2004, we made a decision to combine the sales organizations and streamline the development organizations within the Information Management segment. As a result of this reorganization, during the first quarter we eliminated 28 positions and reduced the size of two locations. Accordingly, we recorded approximately $0.4 million in severance related costs and $0.1 million of expense related to lease terminations in the first quarter. The reorganization of these sales organizations is substantially complete.

During the second quarter of fiscal 2004, we began the consolidation of our European operations. In the first step we began to streamline the management organization, and realign the focus, of our United Kingdom pharmacy systems business. In connection with the first step, we recorded charges of approximately $0.7 million for lease termination costs and the impairment of assets that are not aligned with the current focus of our United Kingdom business, and approximately $0.1 million in severance related costs, during the second quarter.

We expect to continue to review alternatives to reduce costs, including strategies to improve our profitability in Europe, in the second half of fiscal 2004.

Note 9 – Consolidating Financial Data of Subsidiary Guarantors

In fiscal year 2003, we issued $200 million aggregate principal amount of 10 1/2% senior subordinated notes due 2012. Our wholly-owned, material subsidiaries, which include NDC Health Information Services (Arizona) Inc. and NDC of Canada, Inc., have fully and unconditionally guaranteed the notes on a joint and several basis.

Presented below is our consolidating financial data, including the combined financial data for our subsidiary guarantors and our subsidiary non-guarantors.

Statement of Operations for the Three Months Ended November 28, 2003 (in thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Elimination	Consolidated
Revenues	$62,551	$42,415	$10,268	$—	$115,234
Cost of service	23,082	25,520	8,580	—	57,182
Other operating expenses	22,807	11,048	2,911	—	36,766

Operating income (loss)	16,662	5,847	(1,223)	—	21,286
Other income (expense)	(7,084)	(57)	216	(18)	(6,943)
Income (loss) before income taxes and equity in losses of affiliated companies	9,578	5,790	(1,007)	(18)	14,343
Provision for income taxes	3,507	2,171	(309)	—	5,369

Income (loss) before equity in losses of affiliated companies	6,071	3,619	(698)	(18)	8,974
Equity in losses of affiliated companies	—	—	(240)	—	(240)

Net income (loss)	$6,071	$3,619	$(938)	$(18)	$8,734

Statement of Operations for the Three Months Ended November 29, 2002 (in thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$44,822	$58,861	$6,115	$(4,512)	$105,286

Cost of service	15,280	34,197	4,954	(2,481)	51,950
Other operating expenses	8,073	20,685	2,231	(1,427)	29,562

Operating income (loss)	21,469	3,979	(1,070)	(604)	23,774

Other income (expense)	(2,753)	9,254	523	(10,501)	(3,477)

Income (loss) before income taxes and equity in losses of affiliated companies	18,716	13,233	(547)	(11,105)	20,297
Provision for income taxes	6,738	4,986	(419)	(3,998)	7,307

Income (loss) before equity in losses of affiliated companies	11,978	8,247	(128)	(7,107)	12,990
Equity in losses of affiliated companies	(313)	—	—	—	(313)

Net income (loss)	$11,665	$8,247	$(128)	$(7,107)	$12,677

Statement of Operations for the Six Months Ended November 28, 2003 (in thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$121,594	$81,683	$20,848	$—	$224,125

Cost of service	44,896	50,741	16,697	—	112,334
Other operating expenses	42,974	22,127	5,664	—	70,765

Operating income (loss)	33,724	8,815	(1,513)	—	41,026

Other income (expense)	(14,381)	973	98	(1,059)	(14,369)

Income (loss) before income taxes and equity in losses of affiliated companies	19,343	9,788	(1,415)	(1,059)	26,657
Provision for income taxes	7,254	3,670	(938)	—	9,986

Income (loss) before equity in losses of affiliated companies	12,089	6,118	(477)	(1,059)	16,671
Equity in losses of affiliated companies	—	—	(583)	—	(583)

Net income (loss)	$12,089	$6,118	$(1,060)	$(1,059)	$16,088

Statement of Operations for the Six Months Ended November 29, 2002 (in thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenues	$88,006	$111,612	$13,714	$(7,964)	$205,368

Cost of service	30,207	65,625	10,837	(2,918)	103,751
Other operating expenses	16,283	39,285	5,331	(3,575)	57,324

Operating income (loss)	41,516	6,702	(2,454)	(1,471)	44,293

Other income (expense)	(5,709)	8,909	938	(10,199)	(6,061)

Income (loss) before income taxes and equity in losses of affiliated companies	35,807	15,611	(1,516)	(11,670)	38,232
Provision for income taxes	12,891	5,828	(752)	(4,202)	13,765

Income (loss) before equity in losses of affiliated companies	22,916	9,783	(764)	(7,468)	24,467
Equity in losses of affiliated companies	(625)	—	—	—	(625)

Net income (loss)	$22,291	$9,783	$(764)	$(7,468)	$23,842

Statement of Cash Flows for the Six months Ended November 28, 2003 (in thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$12,089	$6,118	$(1,060)	$(1,059)	$16,088
Adjustments to reconcile net income (loss) to cash provided by operating activities:	21,233	5,666	6,487	(308)	33,078
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:	13,388	(9,182)	901	307	5,414

Net cash provided by (used in) operating activities	46,710	2,602	6,328	(1,060)	54,580
Cash flows from investing activities:	(22,194)	(2,245)	(4,201)	—	(28,640)
Cash flows from financing activities:	(882)	(1,419)	(1,359)	1,060	(2,600)
Cash flows from discontinued operations:	—	—	(859)	—	(859)

Increase (decrease) in cash and cash equivalents	23,634	(1,062)	(91)	—	22,481
Cash and cash equivalents, beginning of period	12,698	1,491	1,914	—	16,103

Cash and cash equivalents, end of period	$36,332	$429	$1,823	$—	$38,584

Statement of Cash Flows for the Six Months Ended November 29, 2002 (in thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$22,291	$9,783	$(764)	$(7,468)	$23,842
Adjustments to reconcile net income (loss) to cash provided by operating activities:	23,365	10,415	(7,504)	(550)	25,726
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:	(12,836)	(8,825)	9,486	3,240	(8,935)

Net cash provided by operating activities	32,820	11,373	1,218	(4,778)	40,633
Cash flows from investing activities:	(16,014)	(11,659)	(3,375)	—	(31,048)
Cash flows from financing activities:	73,392	(5,924)	(477)	4,778	71,769
Cash flows from discontinued operations:	—	—	2,587	—	2,587

Increase (decrease) in cash and cash equivalents	90,198	(6,210)	(47)	—	83,941
Cash and cash equivalents, beginning of period	4,400	7,387	1,660	—	13,447

Cash and cash equivalents, end of period	$94,598	$1,177	$1,613	$—	$97,388

Balance Sheet as of November 28, 2003 (in thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$36,332	$429	$1,823	$—	$38,584
Accounts receivable	52,736	16,310	3,985	—	73,031
Income taxes	15,951	65	—	—	16,016
Prepaid expenses and other current assets	31,227	10,189	6,048	(13,576)	33,888

Total current assets	136,246	26,993	11,856	(13,576)	161,519

Property and equipment, net	89,183	31,352	3,958	—	124,493
Intangible assets, net	388,174	38,069	55,077	(5,379)	475,941
Investments	260,082	—	32,466	(275,203)	17,345
Intercompany receivables	228,001	1,273	—	(229,274)	—
Other	40,403	—	4,549	(16,614)	28,338

Total Assets	$1,142,089	$97,687	$107,906	$(540,046)	$807,636

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$6,503	$677	$9,344	$(9,013)	$7,511
Accounts payable and accrued liabilities	37,419	8,963	10,616	6,475	63,473
Accrued interest	13,259	—	—	—	13,259
Deferred income	19,143	15,746	2,153	—	37,042

Total current liabilities	76,324	25,386	22,113	(2,538)	121,285

Long-term liabilities	556,085	26,558	36,079	(255,296)	363,426

Total liabilities	632,409	51,944	58,192	(257,834)	484,711

Minority interest in equity of subsidiaries	—	—	8,396	—	8,396

Stockholders’ equity	509,680	45,743	41,318	(282,212)	314,529

Total Liabilities and Stockholders’ Equity	$1,142,089	$97,687	$107,906	$(540,046)	$807,636

Balance Sheet as of May 30, 2003 (in thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$12,698	$1,491	$1,914	$—	$16,103
Accounts receivable	48,570	20,052	3,581	—	72,203
Income taxes	21,137	1,721	4	—	22,862
Prepaid expenses and other current assets	24,937	12,827	5,050	(8,510)	34,304

Total current assets	107,342	36,091	10,549	(8,510)	145,472

Property and equipment, net	79,332	33,842	3,504	—	116,678
Intangible assets, net	391,590	39,012	54,011	(5,379)	479,234
Investments	269,823	264	5,484	(259,909)	15,662
Intercompany receivables	253,419	1,068	—	(254,487)	—
Other	42,390	(2,329)	9,033	(18,888)	30,206

Total Assets	$1,143,896	$107,948	$82,581	$(547,173)	$787,252

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$6,809	$663	$5,889	$(5,775)	$7,586
Accounts payable and accrued liabilities	37,294	8,781	9,507	5,629	61,211
Accrued interest	13,281	—	—	—	13,281
Deferred revenue	17,708	18,347	2,082	—	38,137

Total current liabilities	75,092	27,791	17,478	(146)	120,215

Long-term liabilities	569,720	40,186	33,340	(281,740)	361,506

Total liabilities	644,812	67,977	50,818	(281,886)	481,721

Minority interest in equity of subsidiaries	—	—	9,019	—	9,019

Stockholders’ equity	499,084	39,971	22,744	(265,287)	296,512

Total Liabilities and Stockholders’ Equity	$1,143,896	$107,948	$82,581	$(547,173)	$787,252

Note 10 – Recently Issued Accounting Pronouncements

We have adopted the provisions of EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The adoption of this statement has resulted in an acceleration of the trend of deferring revenue as we provide more end-to-end solutions and the delay of revenue recognition at the time we enter into contracts with multiple deliverables.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We do not have arrangements which would meet the disclosure or consolidation requirements of FIN46.

Note 11 – Subsequent Events

On December 31, 2003 we entered into a seven-year exclusive license agreement with ArcLight Systems LLC, an information management company owned by a number of retail pharmacies and a major healthcare and distribution company. This agreement should allow us to enhance the quality, speed and accuracy of our base compensation and targeting products, create additional revenue streams by extending the capabilities of our new Insight solutions, reduce our data handling costs, and improve our revenue-to-data cost coverage ratio. As consideration for this exclusive license to ArcLight’s assets, we issued 381,098 shares of unregistered NDCHealth common stock and a five-year warrant to purchase an additional 381,098 shares of NDCHealth common stock at an exercise price of $26.24 per share. We will also pay ArcLight royalties on product sales utilizing ArcLight data. If the agreement is extended an additional three years, then ArcLight will receive an additional $10 million in either cash or NDCHealth common stock at ArcLight’s option.

On December 19, 2003 we amended our $225 million senior secured credit facility to reduce the interest rate and relax certain covenants to provide us added flexibility. More information regarding the amendment can be found under the heading Liquidity and Capital Resources in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Business Strategy

Healthcare represents the largest segment of the United States economy, with total U.S. health expenditures estimated to reach $1.6 trillion in 2004, according to government estimates, and its percentage is expected to continue to grow as the country’s population ages. We believe NDCHealth plays an increasingly important role in providing automation, transaction processing and information solutions to improve the efficiency and effectiveness of healthcare.

We are executing a business strategy to evolve from a value-added intelligent network and information products provider to an integrated healthcare information solutions company. Our strategy is to continue to expand our markets and add new products and services as we offer our customers high quality, quantifiable value-added information solutions in healthcare. We seek to achieve this strategy by leveraging the assets of our two business segments, Network Services and Systems and Information Management, and growing a sustainable business model with a consistent base of recurring revenues.

The NDCHealth Intelligent Network is the cornerstone of our Network Services and Systems segment, transmitting information from pharmacies and hospitals to third party payers for reimbursement. We offer information processing, including claims submission and adjudication, customized validation and proprietary message editing, eligibility verification, remittance advice, referral authorization transactions, prescription ordering, and refill authorization transactions. Our point-of-service systems in pharmacies, hospitals, and physician offices serve as entry and exit points for information to and from our NDCHealth Intelligent Network. Through our network, we are partnering with our customers to improve efficiency and effectiveness in healthcare. Some examples include: real time eligibility verification, drug formulary and inventory management, and facilitation of prompt payment for products and services. We estimate that we process more than 45% of the electronic healthcare claims in the U.S. through our Network Services and Systems segment.

Our Information Management segment provides data solutions that can help pharmaceutical manufacturers better align and appropriately compensate their sales forces, analyze their markets, more effectively develop and position their product offerings, and ultimately better understand and enhance the efficacy of drug treatment. We estimate our Information Management segment has attained an approximate 30% market share in the United States based on the number of pharmaceutical sales representatives compensated utilizing our products. In addition, we are increasingly utilizing this segment’s information assets to provide solutions to other sectors of the healthcare market.

Our principal mission is to offer solutions to our customers that deliver quantifiable value in terms of cash flow acceleration and profit margin improvement through the reduction in accounts receivable days outstanding, the optimization of the prescription fulfillment process, higher inventory turnover and valuable market insights. In addition, we believe our solutions improve the ability of our customers’ sales forces to experience enhanced revenue productivity (i.e. to generate more revenue per sales person.) We will work to achieve long-term growth in revenue, profitability and cash flow by leveraging the key strengths of our core assets and by introducing and expanding unique product sets to our customers.

In our 2003 Annual Report on Form 10-K/A, we outlined an eight-quarter plan that provides a detailed summary of key business strategies and goals for fiscal years 2004 and 2005. The goals of this eight-quarter plan are:

•	To generate more than $100 million in free cash flow, defined as Net cash provided by operating activities less capital expenditures and dividends paid, over the eight-quarter period, which we expect to utilize to significantly reduce our levels of senior debt and interest expense, and lower our debt to capital ratio toward a target of 35%;

•	To achieve sustainable low double digit to mid-teens revenue growth rates in both business segments as we exit fiscal 2005; and

•	To expand operating margins by at least 100 basis points from the fourth quarter of fiscal 2003 to the fourth quarter of fiscal 2005; however, there could be a margin decline in fiscal 2004.

The three key elements to our eight-quarter plan are: 1) to increase revenue per claim by providing advanced edit processing and other value adding solutions; 2) to grow claims volume as healthcare grows and through gains in market share; and 3) in our Information Management segment, to take full advantage of our extensive claims processing resources and to position the business for an anticipated rebound in the pharmaceutical manufacturing industry.

Second Quarter Operating Summary

In order to achieve this plan, we have set our execution strategies to: grow revenue through the sales of integrated and value-adding solutions; control operational and administrative costs to realize margin improvement; and generate significant cash to reduce debt. In our second fiscal quarter ended November 28, 2003, we made solid progress against these execution priorities.

Revenue Growth:

•	Total Network transaction volume increased approximately 30% over the second quarter of fiscal 2003 as we continued to increase our value-adding transaction services and grow our base claim volume;

•	Pharmacy revenue per claim increased sequentially;

•	Hospital and Pharmacy system sales, which are increasingly recorded on a per transaction basis after the product is installed, should continue to enhance our recurring revenue, with recognition of such revenue being spread over future periods, building revenue growth as new system sales are installed;

•	We were notified that we are vendor-of-choice for our new pharmacy solutions by additional customers, and are in the process of negotiating new contracts with these large institutions. If these agreements are signed, our Pharmacy System revenue backlog would exceed $300 million, to be recognized over the life of these contracts, generally 5 to 10 years;

•	The key component of our growth is the creation and development of new and enhanced products to help increase our customers’ profits. We received a further validation of our ability to develop these solutions when our new pharmacy system was selected for the Borland Software Customer Application of the Year Award based on the product development of our Enterprise solution for national chain pharmacies. We were recognized as a best practice in creating a high quality solution that addresses customer needs;

•	We introduced a suite of value-adding pharmacy solutions into our Canadian transaction processing business that are gaining traction in that market;

•	In our Hospital business, we sold more than 200 units in our second fiscal quarter and over 450 in the first half of this year, compared to a total of approximately 100 units during all of fiscal 2003. Due to the increased features and functionality of ePREMIS, the large majority of our new ePREMIS sales are at bundled per transaction rates that are 20 to 25% higher per transaction than the pricing under our current PREMIS contracts. Revenue per claim should begin to increase as transaction volumes grow following ePREMIS installations in the third and fourth quarters of fiscal 2004;

•	In our Physician business, sales of our Lytec product upgrade showed good sequential growth, with over 1,500 upgrade units sold in the second quarter versus approximately 400 units sold in the first quarter of fiscal 2004;

•	We experienced a 37% increase in physician transactions processed and continue to focus on growing our electronic prescription volumes from physician offices;

•	Our Information Management segment continued to experience solid growth in continental Europe, with revenue increasing more than 100% over our second fiscal quarter last year. This segment also grew slightly better than expected in the U.S. due to increased sales of base compensation and targeting solutions as well as initial sales of our Insight and Impact product suites;

•	During the quarter, we arranged for an exclusive license agreement, closed on December 31, 2003, with ArcLight Systems LLC, an information management partnership, that should improve our base compensation and targeting products and create additional revenue streams by extending our new Insight solutions; and

•	Our Information Management segment continues to be impacted in the short term by lower discretionary spending levels from pharmaceutical manufacturers. We are, therefore, maintaining a cautious outlook for this business segment for the remainder of our fiscal 2004.

Cost Controls:

•	Our gross profit margin, defined as Revenue less Cost of service and Depreciation and amortization, increased sequentially to 42.2% of revenue from 40.8% in the first quarter of fiscal 2004;

•	We were able to hold our Cost of service relatively flat at 49.7% of total revenue versus 49.4% in the year-ago second quarter, in spite of a previously disclosed increase in data costs related to our activities in Europe;

•	Compensation expense exclusive of Restructuring, impairment and other charges, continued to trend lower, comprising 24.0% of total revenue in the quarter compared to 25.3% in the first quarter of fiscal 2004 and 26.4% in the year-ago second quarter; and

•	On December 22, 2003, we announced the renegotiation of our $225 million credit facility, which increases our financial flexibility and will lower our future net interest expense by approximately $525,000 per quarter. This reduction in interest expense is before any loan prepayments we may make in future periods.

Cash Generation:

•	We continued to generate cash in the quarter. For the six-month period ended November 28, 2003, Net cash provided by operating activities increased 34.5%, to $54.6 million from $40.6 million in the same period a year ago;

•	Free cash flow, as defined earlier, improved 63.7%, to $28.0 million from $17.1 million in the first six months of fiscal 2003; and

•	Our Accounts receivable days outstanding (DSO) was 59 days at the end of the second quarter, which is a decrease of 5 days from the same period last year. Collections and cash management is a constant area of focus for us as we look to continue to sequentially increase our net cash from operations this year.

In summary, we believe NDCHealth delivered a very solid quarter of financial and operating performance, and we made significant progress toward achieving the goals of our eight-quarter plan.

Second Quarter Financial and Business Review

•	Revenue grew 9.4%, to $115.2 million from $105.3 million in the same quarter last year. Revenue per claim increased in Pharmacy, and claims volume expanded as we grew market share. In our Hospital business, new sales at a higher revenue per claim rate increased significantly, with revenue to be recognized over time as transaction volume grows after installation of the units. In our Information Management segment, our German operation had solid growth, and we were successful in selling additional base compensation and targeting products as well as our new Insight and Impact solutions domestically. As expected, in comparison to the same quarter a year ago, revenue growth in our fiscal 2004 second quarter was impacted by our emphasis on solution selling in our Network Services and Systems segment resulting in an increase in recurring revenue as a percentage of total revenue but also delaying certain revenue recognition until later quarters.

•	Second quarter Operating income was $21.3 million versus $23.8 million in the second quarter of fiscal 2003 resulting in an expected and previously announced decline in operating margin to 18.5% from 22.6% in the second quarter of fiscal 2003. These results were impacted by:

•	The previously announced restructuring charge of $2.5 million, related primarily to compensation costs as a result of continued streamlining of the organization;

•	An increase in Sales, general and administrative expense of $2.7 million due to higher corporate costs as previously disclosed; and

•	An increase in Depreciation and amortization expense of $1.9 million due to increased amortization related to the second step of the TechRx acquisition completed in May 2003 and the rollout of new products.

•	Income before income taxes and equity in losses of affiliated companies declined to $14.3 million from $20.3 million, due to the decline in Operating income and the increase in Other expense related to a $3.9 million increase in interest expense resulting from our refinancing in the second quarter of last year. The full impact of the increased interest expense is reflected in all quarters beginning with the third quarter of last fiscal year, so year-over-year comparisons of interest expense will be comparable going forward.

•	As we indicated previously, our effective tax rate rose to approximately 37.5% in the second quarter of fiscal 2004 versus 36% in the second quarter of fiscal 2003 as a result of the consolidation of TechRx for tax purposes, and other factors.

•	Net income, which was impacted by the above factors, was $8.7 million or $0.25 per diluted share, including a $0.04 per share after-tax restructuring charge related primarily to our organizational streamlining. This compares to $12.7 million or $0.36 per diluted share in the second quarter of fiscal 2003.

•	Diluted common shares outstanding in the second quarter of fiscal 2004 increased 1.4% sequentially due to our rising stock price, which increase is reflected in our fully diluted per share results.

Network Services and Systems

Second quarter revenue in our Network Services and Systems segment increased 8.0% to $73.1 million from $67.7 million in the second quarter of fiscal 2003. This growth was due in part to a 30% increase in total network transaction volume as compared to the previous year’s second quarter, driven primarily by pharmacy claims, value-adding edits and transaction services. Continuing the trend from last quarter, revenue from our Pharmacy business unit grew at a low double-digit percentage rate, while both our Hospital and Physician business units showed single-digit revenue growth.

One of our strategies is to increase the percentage of predictable revenue in our Network segment by selling solutions and by shifting more of our systems to recurring revenue pricing models. Although this results in slower revenue growth in the short term as we transition to the new model and therefore delay the recognition of certain revenue to future periods, it helps to build a reliable revenue stream for future quarters. In the quarter, we were successful in selling new Pharmacy and Hospital systems and information solutions that will be recurring revenue recorded in future periods.

Despite higher revenue, Network segment Operating income decreased to $15.4 million from $16.4 million last fiscal year, reflecting the previously mentioned additional amortization resulting from the second step of the TechRx acquisition; expenses related to the roll-out of our new ePREMIS, e-prescribing and pharmacy system products; Restructuring, impairment and other charges of $1.4 million; and increased corporate costs.

We continued to experience success in our Pharmacy services business in our second fiscal quarter. Our pharmacy claims volume increased at a faster rate than the overall market due to gains in market share, a continuing market shift from cash transactions to adjudicated claims, and increased sales of value-adding solutions into our transaction customer base, which is reflected in an increase in our Pharmacy revenue per claim as we expected.

Our new Pharmacy systems business has given us great strategic advantages, and market acceptance of our integrated solutions platform by current and prospective pharmacy customers continues to be positive. Pharmacy systems revenue increasingly includes services related to our providing complete end-to-end pharmacy solutions. In the second quarter of fiscal 2004, we estimate that core Pharmacy systems revenue was roughly flat compared to its results in the second quarter of fiscal 2003 as we are continuing the initial roll out of our new independent pharmacy products. Going forward we will be unable to report on TechRx results as our Pharmacy services and systems businesses become increasingly integrated.

Our Hospital unit is still in the early stages of the product introduction and installation of our ePREMIS revenue cycle management solution for hospitals, and revenue from new sales will be recorded on a per transaction basis after the product is installed, consistent with our revenue recognition policy. Similar to our first quarter sales results, because of the increased features and functionality of ePREMIS, our revenue per claim on new units sold during our second quarter was higher than our current revenue per claim within our legacy hospital customer base and is higher than in our Pharmacy unit. ePREMIS product sales were strong for the second consecutive quarter as we continued to sell to and convert our existing base of over 1,500 hospital customers as well as add new customers. We sold over 200 units in our second quarter and maintained an installation rate of more than 20 units per month during that period.

NDCHealth’s Physician business released its Lytec 2004 product upgrade in October and sold more than 1,500 total units during the second fiscal quarter. Further sales increases are expected as the next version of Medisoft is delivered in the third fiscal quarter. Comparisons of our Physician business revenue to the same period in fiscal 2003 are negatively impacted by the discontinuation of lower margin hardware sales at the end of our fiscal second quarter last year.

Our Physician business experienced a 37% increase in processed transactions when compared to our second quarter in fiscal 2003. In addition, electronic prescription transactions continued to increase. We anticipate this volume should continue to grow if, as expected NDCHealth connects other practice management system and electronic medical records vendors and other physician aggregators to the network.

Information Management

Second quarter revenue in our Information Management segment grew 12.0% to $42.1 million from $37.6 million in the second quarter of fiscal 2003. Our second quarter revenue growth in this segment was the result of growth in continental Europe and sales of information products to domestic pharmaceutical manufacturer customers. Total segment growth was lower than the growth in information products due to lower research and consulting revenue as our pharmaceutical customers continued to limit their discretionary spending.

Information Management segment Operating income in the second quarter of fiscal 2004 decreased to $7.3 million from $7.4 million in the same quarter in fiscal 2003, reflecting expenses related to data costs associated with our European expansion, new product introductions such as our Intelligent Health Repository, and higher corporate costs.

During the quarter, we continued to actively pursue Information Management strategies that leverage data from our physician, pharmacy and hospital markets by capturing claim and related transaction information and combining it with data we purchase to create information solutions with unique business insights for pharmaceutical manufacturers. During the quarter, these recently introduced Insight and Impact solutions generated significant interest among our customers and increased sales opportunities for NDCHealth.

Outlook

Based on our progress during the first two quarters of our eight-quarter plan, we continue to believe the execution of our strategy will increase our Revenue, Net income and Net cash from operating activities as we move through the next several quarters.

In our Network segment, we expect to continue to grow revenue per claim and increase our claims volume. Industry wide, there is inherent growth in prescription volume and a continuing market shift to adjudicated claims from cash transactions. Both of these trends should increase our claims volume as we also continue to grow market share.

We believe we have a solid pipeline for pharmacy sales that should help to enhance our sequential growth. With our new pharmacy solutions improving our customers’ cash flow and profitability, we expect our pharmacy revenue per claim should continue to increase as we sell and install these solutions to existing customers and add new customers. Our total pharmacy transaction volume is also expected to continue to rise, indicating inherent growth in scripts, further penetration of our value-adding solutions into our claims base and continued market share gains.

In addition, as part of the Medicare Prescription Drug Improvement and Modernization Act of 2003, beginning in the spring of 2004, millions of Medicare recipients should be able to purchase government-approved discount cards for use at retail pharmacies to help pay for prescription drugs. Any program that converts cash prescription purchases to third-party adjudicated transactions and also generates new prescription growth should benefit NDCHealth through increased network transaction volumes.

In our Pharmacy systems business, sales and installations of our integrated solution platform for independent and regional pharmacies are progressing well. We believe we have a strong pipeline of sales for the remainder of fiscal 2004, which should result in rising recurring revenue as sales and installations occur. Based on current and anticipated sales, we believe we will install or have slotted to install at least 700 units by the end of this fiscal year. A new opportunity emerged in the second quarter as a number of new customers and prospects are now also considering outsourcing to NDCHealth the host application and telecommunications network in addition to purchasing the in-store network application and transaction processing services. Selling and installing more of these new pharmacy outsourcing products should also increase our average revenue per claim and revenue growth in future periods as well.

We also feel confident about the market acceptance of our new pharmacy system platform for national chain drug stores. We have been named vendor-of-choice by two large institutions and have active negotiations underway with a number of large institutions and expect to have agreements signed within fiscal 2004. If we successfully complete definitive agreements with the two institutions that have named us vendor-of-choice, our pharmacy systems revenue backlog would exceed $300 million, to be recognized over five to ten years. We are on schedule with our internal product development and delivery timeline and we continue to expect our current national-chain customers to begin implementation of the pharmacy system in early fiscal 2005, with chain-wide installations expected to continue through the ensuing 18 to 24 months.

The combination of these factors, plus the recognition of revenue spread over future periods under our solution selling model, leads us to expect accelerated revenue growth in our Pharmacy business through the remainder of fiscal 2004.

In our Hospital unit, we expect to continue to gain market share and increase revenue per claim as ePREMIS continues to accelerate its penetration in the market. Approximately 75% of our ePREMIS sales so far this year have been to new name customers, indicating increasing market share. Sales of ePREMIS conversions into our existing customer base have also been strong. Our installation pipeline for the third fiscal quarter is full and is beginning to fill out for the fourth fiscal quarter. As we install these ePREMIS sales, we would expect to see transaction growth, which could also be positively impacted by regulations adopted under the Health Insurance Portability and Accountability Act of 1996 (HIPAA).

Because of its increased features and functionality, the large majority of our new ePREMIS sales are at bundled per transaction rates that are 20 to 25% higher per transaction than the transaction pricing under our current PREMIS contracts, which should increase revenue per claim as ePREMIS installations grow. As we continue to grow Hospital sales and install these new solutions, we expect Hospital to achieve low double digit or mid-teens growth as we move through the remainder of the eight-quarter plan. As the growth in our Hospital unit accelerates, we expect it should have a positive impact on Network revenue.

In our Physician business unit, we are anticipating improved revenue growth as we continue to sell our Lytec product upgrade and introduce the Medisoft product upgrade in the third fiscal quarter, and as our physician claims processing and e-prescribing revenue continues to grow over the remainder of the eight-quarter plan.

In our Information Management segment, we are pleased with our performance in continental Europe, the market acceptance of our new domestic solutions, and the current status of our sales pipeline. In Research and Consulting, we have new management in place and have reorganized the sales force. These actions are beginning to show results as the sales pipeline is stronger than in prior quarters, and we would expect performance to continue to improve. Further, we continue to be focused on generating revenue growth, controlling costs and eliminating losses currently being incurred by certain product lines in Europe and our new Intelligent Health Repository product.

As part of our positioning of our Information Management segment for accelerated growth, on December 31, 2003 we entered into a seven-year exclusive license agreement with ArcLight Systems LLC, an information management company owned by a number major participants in the pharmacy industry, including Alberton’s Inc., CVS Corporation, Cardinal Health, Inc., Kmart Corporation, and Wal-Mart Stores, Inc. This agreement should allow NDCHealth to enhance the quality, speed and accuracy of our base compensation and targeting products, create additional revenue streams by extending the capabilities of our new Insight and Impact solutions, reduce our data handling costs, and improve our revenue-to-data cost coverage ratio. When coupled with additional activities we have underway, the expanded solution set we will develop through this license should help our customers achieve their strategic objectives and further position our Information Management segment for sustainable low double-digit to mid-teen revenue growth as we near the end of our eight-quarter plan.

This agreement with ArcLight is expected to have no material impact on our fiscal 2004 operating results and should be accretive in 2005 and beyond. As consideration for this exclusive license to ArcLight’s assets, we issued 381,098 shares of unregistered NDCHealth common stock and a five-year warrant to purchase an additional 381,098 shares of NDCHealth common stock at an exercise price of $26.24 per share. We will also pay ArcLight royalties on product sales utilizing ArcLight data. If the agreement is extended an additional three years, then ArcLight will receive an additional $10 million in either cash or NDCHealth stock at ArcLight’s option.

We are continuing to maintain a cautious outlook for the Information Management segment for the remainder of our fiscal 2004 as pharmaceutical companies re-evaluate expenditures given the lack of new drug introductions, profitability and volume growth. While we have seen an increase by our customers in calendar year-end expenditures at the project level, we believe most pharmaceutical manufacturers will maintain a heavy emphasis on cost controls in calendar 2004.

As previously stated, we expect revenue in our Information Management segment to reach sustainable low double digit to mid-teen percentage growth by the end of the fourth quarter of fiscal 2005. We believe that as new drugs are approved by the FDA and introduced into the market, our customers’ discretionary spending levels should increase, stimulating growth in this segment. We will also continue to generate additional revenue streams as we bring to market new solutions and move beyond the traditional sales and compensation product lines.

We believe we are on track to achieve the goals outlined in our eight-quarter plan. Based on our first half performance, our financial guidance for fiscal 2004 is as follows:

•	We estimate revenue will be approximately $475 to $490 million;

•	We expect diluted earnings per share to be in the range of $1.08 to $1.25, including restructuring, impairment and other charges totaling $0.07 per share in the first half of this fiscal year;

•	We expect to continue to be a strong generator of cash, with fiscal 2004 net cash provided by operating activities in the range of $105 to $115 million; and

•	We expect free cash flow, as previously defined, to be in the range of $55 to $65 million.

In the second half of fiscal 2004, we expect to continue to actively review alternatives to reduce costs. The impact, if any, is not known. Included in our analysis will be a review of strategies to improve our profitability in Europe, recognizing that we expect our German operation to continue its strong growth.

Although there are risks in our business plan as outlined in our Annual Report on Form 10 K/A for the fiscal year ended May 30, 2003, a number of favorable macroeconomic trends in healthcare may benefit NDCHealth. First and foremost, a significant need to improve physician, pharmacy and hospital automation continues. We believe we are very well positioned with our existing systems to provide solutions to address many of the challenges healthcare providers currently face.

Given the financial constraints and challenges facing many healthcare institutions and businesses, we believe a substantial need exists for our new, value-adding solutions. For example, our new ePREMIS solution helps enable hospitals to comply with HIPAA by providing electronic transaction processing capabilities for additional HIPAA transactions, both enhancing the hospital’s workflow efficiency and cash collections and increasing our revenue per claim.

Separately, major pharmacy chains have continued to report an increase in same-store retail pharmacy sales. We believe continuation of this trend will benefit NDCHealth’s claims and total transaction volume. We also believe that healthcare transactions will continue to grow due to a greater use of medical care and treatment by an aging population. As part of the Medicare Prescription Drug Improvement and Modernization Act of 2003, approximately 14 million people with low incomes — 35 percent of Medicare beneficiaries — will qualify for added financial assistance to purchase prescription drugs. While the new drug benefit does not become available until 2006, Medicare recipients should have access to preliminary assistance beginning in the spring of 2004, when they can purchase government-approved discount cards for use at retail pharmacies. Any program that converts cash prescription purchases to third-party adjudicated transactions and also generates new prescription growth should benefit NDCHealth through increased network transaction volumes.

The Medicare Act also includes a timeline and incentives for healthcare providers to adopt electronic prescribing, and the Department of Health and Human Services (HHS) is expected to develop a set of e-prescribing standards by September 2005 following a study by the Institute of Medicine. While a mandatory requirement for the adoption of e-prescribing standards may still be years away, we believe any highly regarded reports or studies that highlight the need to improve physician, pharmacy and hospital automation would be beneficial to NDCHealth, as we have many of the information technology solutions to meet these demands.

Due to the growth in prescriptions in the managed care market, additional opportunity may exist to accelerate sales of new pharmacy systems in this market. It is likely that the pricing in this market will be based on the more traditional software revenue model. We are pursuing a number of significant pharmacy system opportunities in this market and, should we be successful, we could gain additional revenue over the balance of our eight-quarter plan from long-term licensing, maintenance and support contracts.

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

Our consulting services are typically provided for a fixed fee over a specific period of time. Because the terms of these contracts generally include multiple performance milestones, revenue for these services is recognized over the contract term as performance milestones specified in the contract are achieved. If we determine that we will incur a loss on a contract, we recognize the loss at the time the determination is made. These contracts typically average 3 to 12 months.

In our Network Services and Systems segment, the primary source of revenue is fees charged for network services. We provide these services to our pharmacy, hospital, physician, and payer customers. These fees are generally based on the volume of services we provide to each individual customer. In most instances, this fee is charged per transaction and type of transaction while in some instances, these services are provided to large customers for a fixed monthly fee, regardless of each month’s actual transaction volume for a portion of the contract term. We have begun the rollout of hosted web browser based applications for our hospital and pharmacy customers. The per transaction charge for these services includes charges for the use of the application software, network, and other value added services. Revenue for these services is recognized each month as the services are rendered.

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

The software we license to our customers is generally one of two types. The most common software type performs functions such as scheduling and billing and is used by our customers to manage their businesses and connect to our network. Because this type of software has stand alone functionality (meaning that connection to our network is not required for the software to be functional), we recognize revenue for sales of products of this type that are customer installed when the product is shipped. For products of this type that are installed by us or one of our affiliates, we recognize revenue when the software is installed. The other type of software is used by our customers to process transactions through our network. Because this software provides value to our customers only to the extent that they are utilizing our network services, revenue is recognized over the estimated life of the network services contract rather than when the software is installed. In instances where revenue is recognized over the term of a contract, or we have contractual minimums, and we incur discrete incremental costs in providing the initial deliverable, we defer these costs and recognize them ratably over the contract term.

We provide software maintenance and customer support to our customers on both an as needed and long-term basis. Services provided outside a maintenance contract are on an as requested basis and revenue is recognized as the services are provided. Revenue for services provided on a long-term basis is recognized ratably over the terms of the contract.

Many of our physician systems are sold indirectly through value added resellers, or VARs. Because the VARs provide many of the services that we would otherwise provide (such as contract support, advertising, etc.), we provide them allowances to cover their cost of providing these services. We record revenue in accordance with EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products,” which requires that certain allowances be treated as reductions in revenue and allows other allowances, for which we receive separable, identifiable and quantifiable benefits, to be recorded as revenue and operating expense.

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

Our investments in privately held entities are accounted for under either the cost, equity, or consolidation method, whichever is appropriate for the particular investment. The appropriate method is determined by our ability to exercise significant influence over the investee, through either quantity of voting stock or other means. We regularly review our investments for impairment issues and propriety of current accounting treatment. The primary method we use to determine whether or not an impairment issue exists is to compare the valuation of our investment with the underlying value of the entity in which we have an investment. We determine the underlying value of the entity based on a number of factors, including: the execution of business strategy and the steps that it has and is taking in the execution of that strategy, and the entity’s subsequent financing activity. If we determine that an impairment issue exists, we would realize the loss in Other income (expense) in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” If we determine that our accounting treatment should change from the cost to equity method, in accordance with the provisions of Accounting Principles Board Opinion No. 18, “Equity Method of Accounting for Investments in Common Stock,” we would retroactively restate our previously issued financial statements as if we had always accounted for the investment under the equity method. If our level of investment increased to a level such that we directly or indirectly controlled the entity, we would consolidate the entity’s results into our consolidated financial statements.

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

SFAS 142, “Goodwill and Other Intangible Assets,” requires that goodwill no longer be amortized but be reviewed for impairment on a regular basis. The goodwill impairment test has two steps. The first step is to compare the fair value of each reporting unit with its book value. Our reporting units are defined as our Pharmacy, Hospital, and Physician businesses in our Network Services and Systems segment plus our total Information Management segment. If the estimated current value of future cash flows of any reporting unit is calculated as being lower than its book value, the second step would be to calculate the possible impairment by comparing the implied fair value of goodwill with the carrying amount. Any impairment would require a non-cash charge to earnings in the period in which the impairment was identified.

We completed our annual impairment testing during the second quarter of fiscal 2004. For each of our reporting units, we found that the estimated fair value exceeded the net book value of the unit and therefore the second step was not necessary. We will conduct these same tests going forward at least annually during our second fiscal quarter to determine that goodwill carried on our balance sheet is properly valued.

Recently Issued Accounting Pronouncements

We have adopted the provisions of EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. The adoption of this statement has resulted in an acceleration of the trend of deferring revenue as we provide more end-to-end solutions and the delay of revenue recognition at the time we enter into contracts with multiple deliverables.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We do not have arrangements which would meet the disclosure or consolidation requirements of FIN46.

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

(In millions, except per share data)	Second Quarter Ended,
	November 28, 2003	November 29, 2002	Change
Revenue:
Information Management	$42.1	$37.6	$4.5	12.0%
Network Services and Systems	73.1	67.7	5.4	8.0%

Total revenue	$115.2	$105.3	$9.9	9.4%

Operating income:
Information Management	$7.3	$7.4	$(0.1)	(1.4)%
Network Services and Systems	15.4	16.4	(1.0)	(6.1)%
Other	(1.4)	—	(1.4)	n/m

Total operating income	$21.3	$23.8	$(2.5)	(10.5)%

Net income	$8.7	$12.7	$(4.0)	(31.5)%

Diluted earnings per share	$0.25	$0.36	$(0.11)	(30.6)%

(In millions, except per share data)	Six Months Ended,
	November 28, 2003	November 29, 2002	Change
Revenue:
Information Management	$81.6	$73.7	$7.9	10.7%
Network Services and Systems	142.5	131.7	10.8	8.2%

Total revenue	$224.1	$205.4	$18.7	9.1%

Operating income:
Information Management	$13.1	$12.7	$0.4	3.1%
Network Services and Systems	30.8	31.6	(0.8)	(2.5)%
Other	(2.9)	—	(2.9)	n/m

Total operating income	$41.0	$44.3	$(3.3)	(7.4)%

Net income	$16.1	$23.8	$(7.7)	(32.4)%

Diluted earnings per share	$0.45	$0.68	$(0.23)	(33.8)%

Revenue

Total revenue increased $9.9 million, or 9.4%, to $115.2 million in the second quarter of fiscal 2004 from $105.3 million in the second quarter of fiscal 2003. On a segment basis, Information Management revenue grew $4.5 million, or 12.0%, to $42.1 million in the second quarter of fiscal 2004 from $37.6 million in the second quarter of fiscal 2003. Network Services and Systems revenue grew $5.4 million, or 8.0%, to $73.1 million in the second quarter of fiscal 2004 from $67.7 million in the second quarter of fiscal 2003. The increases in revenue, but relatively lower year-over-year growth, are due to the reasons discussed in “Second Quarter Operating Summary.”

Total revenue for the first six months of fiscal 2004 increased $18.7 million, or 9.1% to $224.1 million from $205.4 million in the first six months of fiscal 2003. On a segment basis, Information Management revenue grew $7.9 million, or 10.7%, to $81.6 million in the first six months of fiscal 2004 from $73.7 million in the first six months of fiscal 2003. Network Services and Systems revenue grew $10.8 million, or 8.2%, to $142.5 million in the first six months of fiscal 2004 from $131.7 million in the first six months of fiscal 2003. Revenue in this period grew due to growth in our German and domestic business in our Information Management segment, and increased transactions volume and greater market share in our Network Services and Systems business.

Operating Expenses

Our significant expenses are compensation, data costs, depreciation and amortization, and communications expense. Together, these expenses represented 62% of our operating expenses, exclusive of Restructuring, impairment and other charges in the second quarter of fiscal 2004, compared to 65% in the second quarter of fiscal 2003. For the first six months of fiscal 2004 these expenses represented 63% of our operating expenses, exclusive of Restructuring, impairment and other charges, compared to 65% for the first six months of fiscal 2003. Cost of service includes certain compensation, computer operations, data costs, consulting services, telecommunications, customer support, and application maintenance expenses. Sales, general and administrative expense includes certain compensation, sales, marketing, administration, and corporate overhead expenses.

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

As a percent of revenue, compensation expense exclusive of Restructuring, impairment and other charges, which includes incentive pay, commissions, and related fringe benefits, and is net of capitalized labor, has been decreasing. This decrease is due to increased productivity as a result of our training initiatives and cost control efforts as well as the scalability of our business model. We have also achieved compensation savings through the streamlining of our Pharmacy Services & Systems, Hospital, and Information Management businesses begun in the first quarter. We will continue to look for ways to improve efficiencies, including centralization, in our businesses.

(In millions)	Second Quarter Ended,
	November 28, 2003	November 29, 2002
Compensation expense, net of capitalized labor	$27.7	$27.8
Revenue	$115.2	$105.3
Percent of revenue	24.0%	26.4%

(In millions)	Six Months Ended,
	November 28, 2003	November 29, 2002
Compensation expense, net of capitalized labor	$55.2	$56.4
Revenue	$224.1	$205.4
Percent of revenue	24.6%	27.5%

Cost of Service

Cost of service, or COS, includes certain compensation, computer operations, data costs, consulting services, telecommunications, customer support, and application maintenance expenses. COS increased $5.2 million, or 10.0%, to $57.2 million in the second quarter of fiscal 2004 from $52.0 million in the second quarter of fiscal 2003. In the first six months of fiscal 2004, COS increased $8.5 million, or 8.2%, to $112.3 million from $103.8 million in the first six months of 2003. The increase was due primarily to increased data costs discussed below. As a percent of revenue, during the second quarters of fiscal 2004 and 2003 COS expense was 49.7% and 49.4%, respectively. During the first six months of fiscal 2004 and 2003 COS expense as a percent of revenue was 50.1% and 50.5%, respectively. We expect that COS, as a percentage of revenue, will be relatively flat in the remainder of fiscal 2004.

Data Costs

We buy data from various sources to supplement our own data collection efforts. Data costs increased $3.1 million, or 24.8%, to $15.6 million in the second quarter of fiscal 2004 from $12.5 million in the second quarter of fiscal 2003. Data costs increased $6.2 million, or 25.5%, to $30.5 million in the first six months of fiscal 2004 from $24.3 million in the first six months of fiscal 2003. The increase was due to the purchase of additional data types for our new German informatics products, an increase in volume of other data purchased, and an increase in the costs of such data. As a percent of revenue, data costs increased from fiscal 2003 to fiscal 2004. We are actively pursuing programs to continue to contain data costs, including exploring new areas of opportunity where data is less costly.

(In millions)	Second Quarter Ended,
	November 28, 2003	November 29, 2002
Data costs	$15.6	$12.5
Revenue	$115.2	$105.3
Percent of revenue	13.5%	11.9%

(In millions)	Six Months Ended,
	November 28, 2003	November 29, 2002
Data costs	$30.5	$24.3
Revenue	$224.1	$205.4
Percent of revenue	13.6%	11.8%

Communications Costs

Communications costs decreased as a percent of revenue to 3.6% in the second quarter of fiscal 2004 from 4.7% in the second quarter of fiscal 2003 and decreased as a percent of revenue to 3.7% in the first six months of fiscal 2004 from 4.3% in the first six months of fiscal 2003. This reduction in costs as a percentage of revenue results from our conversion to new technologies that allow us to provide superior service to our customers at reduced cost. Because competition in the telecommunications industry has resulted in historically low communications costs, we do not expect significant future reductions in communications costs.

(In millions)	Second Quarter Ended,
	November 28, 2003	November 29, 2002
Communication costs	$4.1	$4.9
Revenue	$115.2	$105.3
Percent of revenue	3.6%	4.7%

(In millions)	Six Months Ended,
	November 28, 2003	November 29, 2002
Communication costs	$8.3	$8.8
Revenue	$224.1	$205.4
Percent of revenue	3.7%	4.3%

Software Costs

The primary engine of growth for NDCHealth is the creation of new and enhanced products. Software costs are related to the development of new products and maintenance and enhancement of existing products. As such, software costs are an investment in the growth engine of the company and are essentially our investment in future growth. Our approach, which we believe is succeeding, is to learn what the market needs and correlate these needs with the disciplined development of products. As these new products are sold and installed, we expect to grow revenue, gross profit (defined as Revenue, less Cost of sales and Depreciation and amortization) and increase cash flow. We capitalize the cost of developing software held for sale to our customers as well as software used internally to provide services to our customers. Depreciation expense associated with capitalized software are discussed below under Depreciation and Amortization. Our current focus is developing new products such as our new pharmacy systems, Next Generation Projection, ePrescribing, Weekly SNR, Canada PPE, Dynamic Claims Analyzer, Future Rx, Payment Optimizer, Fraud & Abuse, and additional RX Safety Advisor modules.

Due to the previously discussed positive market acceptance of our new integrated pharmacy solutions platform, we have accelerated the development of these systems. This acceleration led to a sequential increase in development costs capitalized as a percentage of total development costs in the second quarter. Development costs capitalized as a percentage of total development costs increased to 79% in the second quarter of fiscal 2004 from 71% in the first quarter of fiscal 2004 and 78% in the second quarter of fiscal 2003. For the first six months of fiscal 2004, development costs capitalized as a percentage of total development costs declined to 75% from 79% in the first six months of fiscal 2003. Despite the increase in the second quarter, we would expect a declining trend as we roll out our new pharmacy system and other new products currently in development.

Total costs associated with software development for our new pharmacy system was $5.0 million in the second quarter of fiscal 2004 versus $4.0 million in the second quarter of fiscal 2003. Approximately $4.2 million of these development costs were capitalized resulting in net development expense associated with our new pharmacy system of approximately $0.8 million in the second quarter of fiscal 2004. For the first six months of fiscal 2004, total costs associated with software development for our new pharmacy system were $9.5 million versus $7.6 million in the first six months of fiscal 2003. Approximately $7.6 million of these development costs were capitalized resulting in net development expense associated with our pharmacy system of approximately $1.9 million in the first six months of fiscal 2004. Pharmacy system software maintenance expense was $0.4 million in the second quarter of fiscal 2004. For the first six months of fiscal 2004 pharmacy system software maintenance expense was $0.8 million.

(In millions)	Second Quarter Ended,
	November 28, 2003	November 29, 2002
Total costs associated with software development	$11.0	$9.2
Less: capitalization of internally developed software	(8.7)	(7.2)

Net software development expense	2.3	2.0
Software maintenance expense	2.5	2.5

Total net software expense	$4.8	$4.5

Revenue	$115.2	$105.3
Capitalization of internally developed software as a % of revenue	7.6%	6.8%
Total net software expense as a % of revenue	4.2%	4.3%

(In millions)	Six Months Ended,
	November 28, 2003	November 29, 2002
Total costs associated with software development	$21.8	$18.0
Less: capitalization of internally developed software	(16.4)	(14.3)

Net software development expense	5.4	3.7
Software maintenance expense	4.6	5.0

Total net software expense	$10.0	$8.7

Revenue	$224.1	$205.4
Capitalization of internally developed software as a % of revenue	7.3%	7.0%
Total net software expense as a % of revenue	4.5%	4.2%

Sales, General and Administrative Expense

Sales, general and administrative, or SG&A, expense consists primarily of salaries, wages and expenses relating to sales, marketing, administrative and management employees, employee training costs, and occupancy of leased space directly related to these functions. SG&A expense increased $2.7 million, or 12.2%, to $24.8 million in the second quarter of fiscal 2004 from $22.1 million in the second quarter of fiscal 2003. In the first six months of fiscal 2004, SG&A increased $5.8 million, or 13.7%, to $48.0 million from $42.2 million in the first six months of 2003. As a percent of revenue, during the second quarters of fiscal 2004 and 2003 SG&A expense was 21.5% and 21.0%, respectively. During the first six months of fiscal 2004 and 2003 SG&A expense as a percent of revenue was 21.4% and 20.5%, respectively. The increase was due to the previously disclosed increases in governance and other corporate costs. We expect that SG&A expense, as a percentage of revenue, will be similar for the remainder of fiscal 2004 due to increased corporate governance expenses and continued new investment in our sales and marketing programs to support the roll out of new products.

Depreciation and Amortization

Depreciation and amortization expense increased in the second quarter of fiscal 2004 from the second quarter of fiscal 2003, and increased in the first six months of fiscal 2004 from the first six months of fiscal 2003. The increase was due to increased amortization related to the second step of the TechRx acquisition completed in May 2003 and the roll out of new products. Depreciation and amortization expense will increase in the remainder of fiscal 2004 as newly developed products are placed in service and intangible assets acquired in the TechRx acquisition are amortized.

(In millions)	Second Quarter Ended,
	November 28, 2003	November 29, 2002
Depreciation and amortization	$9.4	$7.5
Revenue	$115.2	$105.3
Percent of revenue	8.2%	7.1%

(In millions)	Six Months Ended,
	November 28, 2003	November 29, 2002
Depreciation and amortization	$18.8	$15.1
Revenue	$224.1	$205.4
Percent of revenue	8.4%	7.4%

Operating Income

Operating income decreased $2.5 million, or (10.5%), to $21.3 million in the second quarter of fiscal 2004 from $23.8 million in the second quarter of fiscal 2003. Operating income decreased $3.3 million, or (7.4%), to $41.0 million in the first six months of fiscal 2004 from $44.3 million in the first six months of fiscal 2003. Operating income decreased due to Restructuring, impairment and other charges of $4.0 million, increased depreciation and amortization, increased data costs, and higher corporate costs.

In the fourth quarter of fiscal 2003, in conjunction with the completion of the TechRx acquisition, we began a review of the entirety of NDCHealth to identify opportunities for increased operational efficiencies. This ongoing review includes an assessment of our organizational structure as well as our physical operating locations. We have taken several actions in the first six months of fiscal 2004 as a result of this review.

In the Network Services and Systems segment, we have begun to streamline the management organizations of our pharmacy services and systems businesses and the application development organization in our hospital business. We completed the first step of the streamlining, in which we eliminated 16 positions, in the first quarter. In connection with the first step, we recorded approximately $1.0 million in severance related costs in the first quarter. Approximately $0.1 million of this severance cost was a non-cash charge related to modified stock options. We completed additional steps of this streamlining in the second quarter with the elimination of an additional 14 positions. In connection with the additional streamlining, we recorded approximately $1.5 million in severance related costs in the second fiscal quarter. Also in the second fiscal quarter, we recorded a charge of approximately $0.2 million for the impairment of a note receivable we received as partial consideration for the sale of a non-core operation in the second quarter of fiscal 2001.

During the first quarter of fiscal 2004, we made a decision to combine the sales organizations and streamline the development organizations within the Information Management segment. As a result of this reorganization, during the first fiscal quarter we eliminated 28 positions and reduced the size of two locations. Accordingly, we recorded approximately $0.4 million in severance related costs and $0.1 million of expense related to lease terminations in the first quarter. The reorganization of these sales organizations is substantially complete.

During the second quarter of fiscal 2004, we began the consolidation of our European operations. In the first step we began to streamline the management organization, and realign the focus, of our United

Kingdom pharmacy systems business. In connection with the first step, we recorded charges of approximately $0.7 million for lease termination costs and the impairment of assets that are not aligned with the current focus of our United Kingdom business, and approximately $0.1 million in severance related costs, during the second quarter.

We expect to continue to review alternatives to reduce costs, including strategies to improve our profitability in Europe, in the second half of fiscal 2004.

Provision for Income Taxes

Our estimated effective tax rate in the first six months of fiscal 2004 was 37.5% compared to 36% in the first six months of fiscal 2003. We have increased our estimated effective tax rate for fiscal 2004 as a result of the consolidation of TechRx for tax purposes, and other factors.

Interest and Other Expense

Interest and other expense consists of interest expense, amortization of debt issuance costs and other miscellaneous non-operating expense. Interest and other expense as a percent of revenue increased to 6.6% in the second quarter of fiscal 2004 from 3.5% in the second quarter of fiscal 2003. Interest and other expense as a percent of revenue increased to 6.8% in the first six months of fiscal 2004 from 3.4% in the first six months of fiscal 2003. As discussed in Liquidity and Capital Resources below, we completed a refinancing at the end of the second quarter of fiscal 2003. Because the full impact of the increased interest expense resulting from the refinancing is reflected in all quarters beginning with the third quarter of fiscal 2003, year over year interest expense will be more comparable going forward.

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

Net cash provided by operating activities was $54.6 million for the first six months of fiscal 2004, an increase of $14.0 million from $40.6 million in the first six months of fiscal 2003. Net income adjusted for non-cash items including Equity in losses of affiliated companies, Restructuring, impairment and other charges, Non-cash early extinguishment of debt charges, and Depreciation and amortization was $36.5 million in the first six months of fiscal 2004 compared to $40.4 million in the first six months of fiscal 2003. As a result of our acquisition of TechRx, in the first three months of fiscal 2004 we began to recognize the benefit of Net operating loss carry-forwards, or NOLs, previously generated by TechRx of approximately $55 to $60 million. We expect to be able to utilize approximately half of this benefit in fiscal 2004 thereby reducing our cash tax payments by approximately $9 to $11 million in fiscal 2004, positively impacting Net cash provided by operating activities. Utilization of these, and other NOLs related to our continuing operations, allowed us to reduce our cash tax payments by $9.3 million in the first six months of fiscal 2004 compared to $5.3 million in the first six months of fiscal 2003.

The significant differences in Net cash provided by operating activities in the first six months of fiscal 2004 compared to the first six months of fiscal 2003 include an improvement of five days in our DSO and Accounts payable and accrued liabilities. Accounts payable and accrued liabilities provided $7.2 million of cash in the first six months of fiscal 2004 and used $4.3 million of cash in the first six months of fiscal 2003. This difference was the result of management’s increased focus on minimizing working capital requirements. Another significant difference between the first six months of fiscal 2004 and the first six months of fiscal 2003 was changes in Deferred revenue. These changes in Deferred revenue provided $1.4 million of cash in the first six months of fiscal 2004 and used $3.9 million of cash in the first six months of fiscal 2003. These changes in working capital are the result of the timing of our payments to vendors and the timing difference between receipts from our customers for services as required by their contracts and our recognition of related revenue. In our Network Systems and Services segment, our strategy is to market a complete set of solutions rather than individual products that we emphasized in the past. As a result, more of our network contracts are subject to EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” The impact is an increase in Deferred revenue as the customer remits payment in advance even though revenue is recognized in future periods.

The nature of an information services business is such that it requires a substantial continuing investment in technology equipment and product development in order to expand the business. Creation of new and enhanced products is the engine of growth for NDCHealth and we continue to invest in our future growth through focus on product development. We are generally able to fund these investments internally from excess cash generated from operations. Additionally, historically we have also expanded our business through acquisitions and strategic investments in other businesses. The cash we use to expand our business is shown as Net cash used in investing activities. Capital expenditures, which reflect our investment in equipment and product development such as software costs discussed above, were $23.7 million in the first six months of fiscal 2004, including $16.4 million in capitalized software costs and $1.4 million in capitalized interest; and $20.8 million in the first six months of fiscal 2003, including $14.3 million in capitalized software costs and $0.6 million in capitalized interest. Capital expenditures were funded from cash from operations in both years. As we continue the roll-out of new products and solutions during fiscal 2004, we expect to reduce the capital expenditure run rate while also improving our revenue growth, gross profit and ultimately, cash flow. In addition, capital expenditures in the first six months of fiscal 2004 included some costs that we would not expect to repeat. As a result, the level of capital expenditures in the first six months of fiscal 2004 is not indicative of the expected full-year capital expenditure level, which is still expected to be in the $40 to $45 million range, including approximately $31.0 million in capitalized software costs.

We used $7.1 million of cash in the first six months of fiscal 2004 for other investing activities, primarily the payment of transaction costs related to the completion of our acquisition of TechRx at the end of fiscal 2003 and additional investment in InstantDx, a provider of technology that allows physicians to write electronic prescriptions using mobile phones, desktop computers, and other web-enabled devices. During the first six months of fiscal 2003, we used cash totaling $10.2 million for the payment of merger related costs associated with our acquisition of a controlling interest in TechRx at the end of fiscal 2002 and for the acquisition of German pharmaceutical data related to the development of a new informatics product.

We currently have in place a $225 million senior credit facility, consisting of a $100 million five-year revolving credit facility and a $125 million six-year term loan, and have $200 million in senior subordinated notes outstanding. Details of our indebtedness are discussed below. We believe that our current level of cash on hand, future cash flows from operations, and our credit facility are sufficient to meet our operating needs in fiscal 2004.

In November 2002, we completed a refinancing that included a new $225 million senior secured credit facility and the issuance of $200 million of 10 ½% Senior Subordinated Notes due 2012 in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933. On September 2, 2003 we completed an exchange offer whereby we exchanged all of the unregistered notes for substantially identical registered senior subordinated notes. As of November 28, 2003, the fair market value of the notes was approximately $223.0 million.

On December 19, 2003, after the close of the second quarter, the credit facility was amended to reduce the interest rate and relax certain covenants to provide us added flexibility. As of November 28, 2003, $123.4 million was outstanding under the term loan, which bore interest at a weighted average annual interest rate equal to 6% during the second quarter. The $100 million revolving credit facility is available for working capital and general corporate purposes and has a variable interest rate based on market rates. As of November 28, 2003 there were no borrowings outstanding under the revolving credit facility. The credit facility contains certain financial and non-financial covenants customary for financings of this nature. As of November 28, 2003, we were in compliance with all restrictive covenants and expect to remain in compliance with the amended covenants in the foreseeable future.

Borrowings under the amended credit facility bear interest, at our option, at a rate based on either (1) the applicable margin plus the base rate, which is the higher of the per annum rate, which the administrative agent publicly announces from time to time to be its prime lending rate, and the federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.5%, or (2) the applicable margin plus a 1, 2, 3 or 6 month “LIBOR” rate. The amended credit facility eliminates the LIBOR minimum of 2.00% for term loan borrowings contained in the original facility. The applicable margin with respect to term loan borrowings is a percentage per annum equal to 3.00% for base rate borrowings and 2.75% for LIBOR borrowings. The applicable margin with respect to borrowings under the revolving credit facility is a percentage per annum equal to 2.00% for base rate borrowings and 2.50% for LIBOR borrowings. The applicable margin is subject to adjustments based on our financial performance. Under the credit agreement there is no cap on the interest rate applicable to the term loan or the revolving credit facility.

We intend to reduce our level of senior debt during fiscal 2004 and 2005, and believe that free cash flow, defined as Net cash provided by operating activities less Capital expenditures and Dividends paid, is a meaningful measure of our ability to generate cash for this use. Free cash flow is not a GAAP measurement and may not be comparable to free cash flow reported by other companies. Free cash flow improved to $28.0 million in the first six months of fiscal 2004 from $17.1 million in the first six months of fiscal 2003.

Stock activities provide us an additional source of liquidity. Stock activities are primarily related to the exercises of employee stock options and issuances under the employee stock purchase plan. In the first six months of fiscal 2004, issuance of shares of our common stock generated $2.6 million versus $1.2 million in the first six months of fiscal 2003. Although the issuance of additional shares provides us with liquidity, it results in a dilution of each individual stockholder’s equity. Another use of cash is the payment of dividends, which totaled $2.8 million in the first six months of both fiscal 2004 and 2003.

Discontinued operations used $0.9 million in the first six months of fiscal 2004, primarily in the settling of liabilities, versus $3.5 million in the first six months of fiscal 2003. Net operating loss carry-forwards related to our discontinued operations allowed us to reduce our cash tax payments by $6.1 million in the first six months of fiscal 2003.

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

Additional factors that could cause results to materially differ from current expectations include, but are not limited to, the following:

•	intense competition could damage our sales and profitability;

•	our substantial indebtedness could adversely affect our financial health;

•	we may lose customers or revenue due to consolidation in the healthcare industry;

•	our profitability could suffer if we are unable to continue our expansion in new and existing markets;

•	failure to install our backlog of pharmacy and hospital systems could negatively impact our revenue and profitability;

•	defaults in payment or a material reduction in purchases of our products by large customers could have a significant negative impact on our financial condition, results of operations and liquidity;

•	we may spend significant resources developing and promoting new products or solutions that may not meet the demands of our customers;

•	interruptions may occur in some of our information services;

•	proprietary technology protections may not be adequate and proprietary rights may infringe on rights of third parties;

•	recent and future combinations and strategic relationships may not be profitable;

•	complex state and federal regulations could depress the demand for information products or impact the availability to us of certain data, and we could incur redesign costs or be subject to penalties;

•	changes in the United States healthcare environment could have a material negative impact on our revenues;

•	unanticipated changes in our accounting policies may be required because of mandates by standards setting organizations and could have a material impact on our financial statements;

•	we may need additional capital to continue our growth and expansion; and

•	our data suppliers may restrict or modify access to their data.

For further discussion of the factors noted above and other relevant factors, please see the information set forth under the caption “Additional Factors That May Affect Future Performance” in Item 7 of our Annual Report on Form 10-K/A for the fiscal year ended May 30, 2003, which are incorporated herein by this reference.

Forward-looking statements speak only as of the date they are made, and the Company disclaims any obligation to update or amend these statements in light of new information, future events or otherwise. Forward-looking statements are only predictions and are not guarantees of performance.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk from that disclosed in our Annual Report on Form 10-K/A for the year ended May 30, 2003.

ITEM 4 – CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of November 28, 2003. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, as of November 28, 2003, our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There has been no change in our internal control over financial reporting during the quarter ended November 28, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1 - LEGAL PROCEEDINGS

We currently provide pharmaceutical information services solutions to our European customers, pharmaceutical companies, through our German business. In this regard we deliver the wholesale data we receive from our data suppliers in a variety of products to our customers to assist them in operating their businesses. We deliver this data to our customers in an electronic format. The specific electronic format within which such data is actually delivered to such pharmaceutical companies in Germany is the subject matter of the current litigation both before the European Commission and the German courts with IMS Health.

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

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 2, 2003 we completed an exchange offer whereby we exchanged $200 million of 10 1/2% senior subordinated notes due 2012, which have been registered under the Securities Act of 1933, for a like principal amount of our 10 1/2% senior subordinated notes due 2012, which were issued on November 26, 2002 in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933. After the closing of the exchange offer, no unregistered 10 1/2% senior subordinated notes due 2012 issued pursuant to Rule 144A remain outstanding.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon our senior securities during the quarter ended November 28, 2003

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2003 Annual Meeting of Stockholders of NDCHealth Corporation was held at the Company’s offices in Atlanta, Georgia on October 23, 2003. At the annual meeting, the stockholders of the Company approved the following item:

1.	Election of two directors in Class II to serve until the annual meeting of stockholders in 2006, or until a successor is duly elected and qualified. Votes cast were as follows: Walter M. Hoff, For 31,310,354, Withheld 1,316,905; and Neil Williams, For 32,129,575, Withheld 497,684. Besides Walter M. Hoff and Neil Williams, elected at the 2003 Annual Meeting of Stockholders, the terms of office as directors of J. Veronica Biggins, Terri A. Dial, Dr. Jeffrey P. Koplan, Kurt M. Landgraf, and James F. McDonald continued after the meeting.

ITEM 5 - OTHER INFORMATION

On December 18, 2003, Laurie H. Glimcher, M. D. and Steven J. Shulman were appointed to NDCHealth Corporation’s Board of Directors. Laurie Glimcher is the Irene Heinz Given Professor of Medicine at the Harvard School of Public Health and Professor of Immunology at Harvard Medical School. Dr. Glimcher will serve as a member of NDCHealth’s Compensation and Governance Committees.

Steve Shulman is chairman-elect and chief executive officer of Magellan Health Services. Mr. Shulman will serve as a member of NDCHealth’s Audit, Compensation and Governance Committees.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

3(ii) Amended and Restated By-laws of the Corporation adopted on December 18, 2003.

10(i) Amendment No. 3 to Credit Agreement dated as of December 19, 2003 by and among the Registrant, Merrill Lynch Capital, and the Lenders and agents from time to time party thereto.

10(ii) NDC Exclusive License Agreement entered into on December 31, 2003 by and between the Registrant and ArcLight Systems, LLC.

10(iii) NDC Registration Rights Agreement entered into on December 31, 2003 by and between the Registrant and ArcLight Systems, LLC.

10(iv) NDC Warrant Agreement dated December 31, 2003 by and between the Registrant and ArcLight Systems, LLC.

31(i) Rule 13a-14(a)/15d-14(a) Certification of Walter M. Hoff

31(ii) Rule 13a-14(a)/15d-14(a) Certification of Randolph L.M. Hutto

32	Section 1350 Certification

(b) Reports on Form 8-K were filed during the quarter ending November 28, 2003. The items reported, any financial statements filed, and the dates of any such reports are listed below.

(i) NDCHealth Corporation’s Current Report on Form 8-K filed on October 1, 2003, reporting as an exhibit under Item 7 the Company’s press release dated October 1, 2003; under Item 9 Management’s discussion of its’ business position and strategy; and under Item 12 the Company’s release of financial results for the quarter ended August 29, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NDCHealth Corporation
(Registrant)

By: /s/ Randolph L.M. Hutto
Randolph L.M. Hutto
Chief Financial Officer
(Authorized Signing Officer and Principal Financial Officer)

Date: January 7, 2004

NDCHEALTH CORPORATION

FORM 10-Q

INDEX TO EXHIBITS

Exhibit Numbers	Description

3(ii)	Amended and Restated By-laws of the Corporation adopted on December 18, 2003.

10(i)	Amendment No. 3 to Credit Agreement dated as of December 19, 2003 by and among the Registrant, Merrill Lynch Capital, and the Lenders and agents from time to time party thereto.

10(ii)	NDC Exclusive License Agreement entered into on December 31, 2003 by and between the Registrant and ArcLight Systems, LLC.

10(iii)	NDC Registration Rights Agreement entered into on December 31, 2003 by and between the Registrant and ArcLight Systems, LLC.

10(iv)	NDC Warrant Agreement dated December 31, 2003 by and between the Registrant and ArcLight Systems, LLC.

31(i)	Rule 13a-14(a)/15d-14(a) Certification of Walter M. Hoff

31(ii)	Rule 13a-14(a)/15d-14(a) Certification of Randolph L.M. Hutto

32	Section 1350 Certification