Form 10-Q
period 2004-02-27
NDCHEALTH CORP
filed 2004-04-19
CIK 70033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 27, 2004

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

Common Stock, Par Value $.125 – 36,012,221 shares

outstanding as of April 15, 2004

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NDCHealth Corporation and Subsidiaries

(In thousands, except per share data)

	Three Months Ended
	February 27, 2004	February 28, 2003
Revenues	$116,113	$109,007

Operating expenses:
Cost of service	58,914	53,130
Sales, general and administrative	25,863	22,341
Depreciation and amortization	9,761	7,842
Restructuring, impairment and other charges	—	2,283

	94,538	85,596

Operating income	21,575	23,411

Other income (expense):
Interest and other income	126	343
Interest and other expense	(6,980)	(7,766)
Minority interest in losses	776	185
Loss related to investments	—	(14,955)
Early extinguishment of debt charges	—	(1,438)

	(6,078)	(23,631)

Income (loss) before income taxes and equity in losses of affiliated companies	15,497	(220)
Provision for income taxes	5,811	3,121

Income (loss) before equity in losses of affiliated companies	9,686	(3,341)
Equity in losses of affiliated companies	(410)	(359)

Net income (loss)	$9,276	$(3,700)

Basic earnings (loss) per share:	$0.26	$(0.11)

Diluted earnings (loss) per share:	$0.26	$(0.11)

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NDCHealth Corporation and Subsidiaries

(In thousands, except per share data)

	Nine Months Ended
	February 27, 2004	February 28, 2003
Revenues	$340,238	$314,375

Operating expenses:
Cost of service	171,248	156,881
Sales, general and administrative	73,871	64,555
Depreciation and amortization	28,519	22,952
Restructuring, impairment and other charges	3,999	2,283

	277,637	246,671

Operating income	62,601	67,704

Other income (expense):
Interest and other income	450	1,088
Interest and other expense	(22,296)	(14,682)
Minority interest in losses	1,399	1,216
Loss related to investments	—	(14,955)
Early extinguishment of debt charges	—	(2,359)

	(20,447)	(29,692)

Income before income taxes and equity in losses of affiliated companies	42,154	38,012
Provision for income taxes	15,797	16,886

Income before equity in losses of affiliated companies	26,357	21,126
Equity in losses of affiliated companies	(993)	(984)

Net income	$25,364	$20,142

Basic earnings per share:	$0.73	$0.58

Diluted earnings per share:	$0.71	$0.58

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NDCHealth Corporation and Subsidiaries

(In thousands)

	Nine Months Ended
	February 27, 2004	February 28, 2003
Cash flows from operating activities:
Net income	$25,364	$20,142
Adjustments to reconcile net income to cash provided by operating activities:
Equity in losses of affiliated companies	993	984
Non-cash portion of restructuring, impairment and other charges	1,049	2,283
Non-cash in process research and development charges	350	—
Non-cash early extinguishment of debt charges	—	1,217
Loss related to investments	—	14,955
Depreciation and amortization	28,519	22,952
Deferred income taxes	17,709	12,072
Provision for bad debts	3,246	2,115
Other, net	2,211	5,333
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:
Accounts receivable, net	(6,092)	(5,307)
Prepaid expenses and other assets	(1,728)	(8,612)
Accounts payable and accrued liabilities	7,312	(1,304)
Accrued interest on long-term debt	(6,207)	6,490
Deferred revenue	(1,499)	(3,896)
Income taxes	(862)	857

Net cash provided by operating activities	70,365	70,281

Cash flows from investing activities:
Capital expenditures	(33,633)	(31,767)
Proceeds from the sale of equipment	2,148	—
Investing activities and other non-current assets	(7,077)	(13,831)

Net cash used in investing activities	(38,562)	(45,598)

Cash flows from financing activities:
Net repayments under lines of credit	—	(91,000)
Net principal payments under capital lease arrangements and other long-term debt	(16,559)	(1,888)
Net cash from refinancing activities	(395)	168,070
Net proceeds from stock activities	8,431	1,283
Dividends paid	(4,254)	(4,170)

Net cash (used in) provided by financing activities	(12,777)	72,295

Cash flows from discontinued operations:
Cash provided by tax benefits of discontinued operations	—	6,106
Cash used in discontinued operations	(1,527)	(4,393)

Net cash (used in) provided by discontinued operations	(1,527)	1,713

Increase in cash and cash equivalents	17,499	98,691
Cash and cash equivalents, beginning of period	16,103	13,447

Cash and cash equivalents, end of period	$33,602	$112,138

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

NDCHealth Corporation and Subsidiaries

(In thousands, except share data)

	February 27, 2004	May 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$33,602	$16,103
Accounts receivable	82,720	78,988
Allowance for doubtful accounts	(8,555)	(6,785)

Accounts receivable, net	74,165	72,203

Income tax receivable	2,050	1,199
Deferred income taxes	10,022	21,663
Prepaid expenses and other current assets	31,862	34,304

Total current assets	151,701	145,472

Property and equipment, net	128,494	116,678
Intangible assets, net	492,078	479,234
Deferred income taxes	—	5,018
Debt issuance cost	13,476	12,756
Investments	17,979	15,662
Other	15,669	12,432

Total Assets	$819,397	$787,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,037	$6,558
Current portion of obligations under capital leases	1,019	1,028
Accounts payable and accrued liabilities	67,993	61,211
Accrued interest	7,074	13,281
Deferred revenue	37,444	38,137

Total current liabilities	119,567	120,215

Long-term debt	305,666	321,262
Obligations under capital leases	124	558
Deferred revenue	8,794	9,461
Deferred income taxes	742	—
Other long-term liabilities	30,557	30,225

Total liabilities	465,450	481,721

Commitments and contingencies

Minority interest in equity of subsidiaries	7,620	9,019

Stockholders’ equity:
Preferred stock, par value $1.00 per share; 1,000,000 shares authorized, none issued	—	—
Common stock, par value $.125 per share; 200,000,000 shares authorized; 35,961,257 and 34,888,753 shares issued, respectively.	4,495	4,361
Capital in excess of par value	242,423	216,156
Retained earnings	100,338	79,228
Deferred compensation and other	(5,722)	(4,301)
Other comprehensive income	4,793	1,068

Total stockholders’ equity	346,327	296,512

Total Liabilities and Stockholders’ Equity	$819,397	$787,252

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

NDCHealth Corporation, which may be referred to in this Report as the “Company”, “NDCHealth”, “we”, “our”, or “us”, provides network based information processing services and systems to healthcare providers and payers; and information management products and solutions primarily to pharmaceutical manufacturers. We classify our business into two reportable segments: Network Services and Systems and Information Management.

We have prepared the financial statements included herein, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In addition, certain reclassifications have been made to the fiscal 2003 consolidated financial statements to conform to the fiscal 2004 presentation.

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

Revenue – In accordance with criteria set forth in Staff Accounting Bulletin (“SAB”) No. 104, Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” and other authoritative literature, we recognize revenue when persuasive evidence of an agreement exists, delivery and performance has occurred, there is a fixed and determinable sales price, and collectibility is reasonably assured. Additionally, we have adopted the provisions of Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses certain aspects of the accounting for arrangements under which companies will perform multiple revenue-generation activities and requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.

Network Services and Systems

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

In many cases, our physician systems are sold indirectly through value added resellers, or VARs. Because the VARs provide many of the services that we would otherwise provide (such as contract support, advertising, etc.), we provide them allowances to cover their cost of providing these services. In these cases, we record revenue in accordance with EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products,” which requires that certain allowances be treated as reductions in revenue and allows other allowances, for which we receive separable, identifiable and quantifiable benefits, to be recorded as revenue and operating expense.

Information Management

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

Capitalized software – In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” capitalization of costs begins when technological feasibility has been established, and ends when the product is available for general release to customers. Completed projects capitalized under SFAS No. 86 are amortized after reaching the point of general availability using the greater of the amount computed using the straight-line method or the ratio that current revenues bear to the total of current and anticipated revenues, based on the estimated useful life of the software, normally five years. The net realizable value of software capitalized under SFAS No. 86 is monitored to confirm that the investment will be recovered through the future sales of products.

In accordance with 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” capitalization of costs begins when the application development phase has been initiated and ends when the product is available for general use. Completed projects capitalized under SOP 98-1 are amortized using the straight-line method, normally over five years. The net realizable value of software capitalized under SOP 98-1 is monitored to ensure that the investment will be recovered through its future use.

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

Intangible assets - Intangible assets represent goodwill, customer base, data access rights, and proprietary technology acquired in connection with acquisitions. Customer base acquired is amortized over the estimated useful life ranging from 5 to 15 years. Data access rights are currently amortized over 7 years which is the estimated useful life. Proprietary technology is amortized over the estimated useful life ranging from 3 to 7 years. Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets.

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

In management’s opinion, goodwill and identifiable intangible assets were appropriately valued at February 27, 2004 and May 30, 2003.

Other Accounting Policies

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

Stock options - We have chosen the disclosure option under SFAS No. 123, “Accounting for Stock Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123,” and continue to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our equity compensation plans. Accordingly, no compensation cost has been recognized for options granted under the plans. The weighted average fair value of options granted during the third quarter of fiscal 2004 and 2003 was $14.16 and $9.09, respectively. The weighted average fair value of options granted during the first nine months of fiscal 2004 and 2003 was $9.87 and $10.72, respectively. Had compensation cost for these plans been recognized based on the fair value of the options at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the effect on our net income and earnings per share would have been as follows:

(In thousands, except per share data)	Three Months Ended,
	February 27, 2004	February 28, 2003
Net income (loss):
As reported	$9,276	$(3,700)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	394	217
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,299)	(1,750)

Pro forma	$7,371	$(5,233)

Basic earnings (loss) per share:
As reported	$0.26	$(0.11)
Pro forma	$0.21	$(0.15)
Diluted earnings (loss) per share:
As reported	$0.26	$(0.11)
Pro forma	$0.20	$(0.15)

(In thousands, except per share data)	Nine Months Ended,
	February 27, 2004	February 28, 2003
Net income:
As reported	$25,364	$20,142
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,248	636
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(6,751)	(5,516)

Pro forma	$19,861	$15,262

Basic earnings per share:
As reported	$0.73	$0.58
Pro forma	$0.57	$0.44
Diluted earnings per share:
As reported	$0.71	$0.58
Pro forma	$0.56	$0.44

Note 2 – Business Acquisitions and Investments

On December 31, 2003, through an agreement whereby we acquired all fixed assets and employees and obtained a seven year exclusive license to certain of its assets, we acquired the continuing operations of ArcLight Systems LLC, an information management company. The purchase price included 381,098 shares of unregistered NDCHealth common stock with a market value as of the date of issuance of $10.0 million and a five-year warrant to purchase an additional 381,098 shares of NDCHealth common stock at an exercise price of $26.24 per share with an estimated value as of the date of issuance using the Black-Scholes option pricing model of $4.4 million. The assumptions used in estimating the warrant’s value were a risk-free interest rate of 3.3%, an expected dividend yield of 0.6%, an expected life of five years, and expected volatility of 48%.

Additionally, the acquisition required the recording of transaction and lease termination costs totaling $3.1 million and a $0.7 million receivable for future cash payments from the remaining ArcLight business to NDCHealth relating to a previous agreement between the two parties ArcLight made a transition payment of $2.0 million to NDCHealth at closing. The transition payment resulted in a reduction in the consideration we paid for ArcLight’s business. Future cash payments from ArcLight to NDCHealth relating to the previous agreement will reduce the net purchase price in subsequent periods.

Additionally, we will pay ArcLight royalties on our future product sales utilizing ArcLight data and the agreement to use certain data may be extended for three additional years if certain financial and business objectives are met. If the agreement is extended for an additional three years, ArcLight will have the option to receive an additional $10.0 million in either cash or NDCHealth common stock.

The net purchase price of $12.4 million has been allocated as follows. We determined that $0.4 million of the assets acquired represented in process research and development, the cost of which were appropriately expensed in the third quarter as required by FASB Interpretation No. (“FIN”) 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” as a component of sales, general and administrative expense.

Assets:
Prepaid and other current assets	$822
Property and equipment	857
In process R&D (expensed concurrently)	350
Intangible assets – Data Access Rights	10,409
Intangible assets – Proprietary Technology	1,500
Intangible assets - Goodwill	2,377

Total Assets	$16,315

Liabilities:
Accounts payable and accrued liabilities assumed	$3,934

Total Liabilities	$3,934

Net purchase price (including transaction costs and transition payments)	$12,381

ArcLight’s results have been consolidated into our financial statements as of December 31, 2003, the date of the agreement. The following unaudited pro forma information for the ArcLight acquisition has been prepared as if the acquisition had been completed as of the beginning of each period presented. The information is based on historical results of the separate companies and may not necessarily be indicative of the results that would have been achieved or of results that may occur in the future. The pro forma information includes the expense for amortization of intangible assets, other than goodwill, resulting from the acquisition, the elimination of inter-company revenues and expenses previously recorded, and a $0.4 million charge for in-process research and development discussed above. The pro forma information does not reflect any synergies or operating cost reductions that may be achieved from the combined operations.

(In thousands, except per share data)	Three months ended
	February 27, 2004	February 28, 2003
Revenue	$115,999	$108,546
Net income	$8,616	$(6,652)
Diluted earnings per share	$0.24	$(0.19)

(In thousands, except per share data)	Nine months ended
	February 27, 2004	February 28, 2003
Revenue	$339,476	$312,788
Net income	$17,166	$8,990
Diluted earnings per share	$0.48	$0.25

Note 3 - Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings (loss):

(In thousands, except per share data)	Three Months Ended
	February 27, 2004			February 28, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Income	$9,276	35,232	$0.26	$(3,700)	34,623	$(0.11)

Effect of dilutive securities:
Stock options and restricted stock	—	1,052		—	—

	9,276	36,284		(3,700)	34,623

Diluted EPS:
Income plus assumed conversions	$9,276	36,284	$0.26	$(3,700)	34,623	$(0.11)

(In thousands, except per share data)	Nine Months Ended
	February 27, 2004			February 28, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Income	$25,364	34,934	$0.73	$20,142	34,561	$0.58

Effect of dilutive securities:
Stock options and restricted stock	—	738		—	362

	25,364	35,672		20,142	34,923

Diluted EPS:
Income plus assumed conversions	$25,364	35,672	$0.71	$20,142	34,923	$0.58

Outstanding options to purchase 543,000 shares of the Company’s common stock were not included in the computation of diluted earnings per share for the three months ended February 27, 2004 because the options’ exercise prices were greater than the average market price of NDCHealth common stock during the period and therefore were antidilutive. In the three months ended February 28, 2003, outstanding options to purchase 4,207,000 shares of the Company’s common stock were not included in the computation of diluted earnings (loss) per share because the effect would be antidilutive due to the operating loss. Outstanding options to purchase 1,302,000 and 1,960,000 shares of the Company’s common stock were excluded for the nine months ended February 27, 2004 and February 28, 2003, respectively, because they were antidilutive. For the three months ended February 27, 2004 and February 28, 2003 dividends declared per common share were $0.04. For the nine months ended February 27, 2004 and February 28, 2003, dividends declared per common share were $0.12.

Note 4 – Intangible Assets

The table below presents goodwill and intangible assets by asset class:

(In thousands)	As of February 27, 2004			As of May 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Amortized intangible assets
Customer base	$68,332	$(20,616)	$47,716	$67,213	$(15,163)	$52,050
Proprietary technology	33,529	(13,709)	19,820	32,029	(11,702)	20,327
Data access rights	10,409	(244)	10,165	—	—	—
Other	900	(279)	621	900	(167)	733

Total	113,170	(34,848)	78,322	100,142	(27,032)	73,110

Unamortized intangible assets
Goodwill	413,756	—	413,756	406,124	—	406,124

Total Intangible Assets	$526,926	$(34,848)	$492,078	$506,266	$(27,032)	$479,234

The aggregate amortization expense for the three and nine months ended February 27, 2004 and estimated amortization expense for the next five fiscal years is as follows:

Aggregate Amortization Expense (In thousands)
For the three months ended February 27, 2004	$2,400
For the nine months ended February 27, 2004	6,825

Estimated Amortization Expense
For year Ending May 28, 2004	$9,508
For year Ending May 27, 2005	12,070
For year Ending June 02, 2006	11,755
For year Ending June 01, 2007	11,152
For year Ending May 30, 2008	11,012

The changes in the carrying amount of goodwill for the nine months ended February 27, 2004 are as follows:

Goodwill (In thousands)	Network Services and Systems	Information Management	Total
Balance as of May 30, 2003	$331,635	$74,489	$406,124
Translation adjustment	2,086	1,982	4,068
Purchase price adjustments	1,187	—	1,187
ArcLight acquisition	—	2,377	2,377

Balance as of February 27, 2004	$334,908	$78,848	$413,756

Note 5 – Segment Information

Segment information for the three and nine months ended February 27, 2004 and February 28, 2003 is presented below. We operate our business as two reportable segments: Network Services and Systems and Information Management. Network Services and Systems provides electronic connectivity to the NDCHealth intelligent network and system solutions throughout the healthcare industry. Information Management provides management information, research, and consulting services to pharmaceutical manufacturers, pharmacy chains and hospitals. Other includes certain portions of fiscal 2004 Restructuring, impairment and other charges, losses related to investments, and charges related to the early extinguishment of debt. There has been no significant change in the composition of the reportable segments from the presentation of fiscal 2003 segment information included in our Annual Report on Form 10-K/A for the fiscal year ended May 30, 2003.

Quarter Ended February 27, 2004 (In thousands)	Network Services and Systems	Information Management	Other	Totals
Revenues	$74,241	$41,872	$—	$116,113
Income (loss) before income taxes and equity in losses of affiliated companies	10,879	4,618	—	15,497
Depreciation and amortization	6,123	3,638	—	9,761
Segment assets	679,418	139,979	—	819,397

Quarter Ended February 28, 2003 (In thousands)	Network Services and Systems	Information Management	Other	Totals
Revenues	$67,987	$41,020	$—	$109,007
Income (loss) before income taxes and equity in losses of affiliated companies	9,424	6,749	(16,393)	(220)
Depreciation and amortization	5,313	2,529	—	7,842
Segment assets	623,137	147,655	—	770,792

The following presents information about our operations from different geographic regions for and as of the three months ended February 27, 2004 and February 28, 2003:

(In thousands)	2004	2003
Revenues:
United States	$108,099	$104,038
All other	8,014	4,969

Total revenues	$116,113	$109,007

Long-lived assets:
United States	$124,539	$113,550
All other	3,955	3,140

Total long-lived assets	$128,494	$116,690

Nine months Ended February 27, 2004 (In thousands)	Network Services and Systems	Information Management	Other	Totals
Revenues	$216,715	$123,523	$—	$340,238
Income (loss) before income taxes and equity in losses of affiliated companies	31,722	13,353	(2,921)	42,154
Depreciation and amortization	18,008	10,511	—	28,519
Segment assets	679,418	139,979	—	819,397

Nine months Ended February 28, 2003 (In thousands)	Network Services and Systems	Information Management	Other	Totals
Revenues	$199,681	$114,694	$—	$314,375
Income (loss) before income taxes and equity in losses of affiliated companies	36,972	18,354	(17,314)	38,012
Depreciation and amortization	8,030	14,922	—	22,952
Segment assets	623,137	147,655	—	770,792

The following presents information about our operations from different geographic regions for and as of the nine months ended February 27, 2004 and February 28, 2003:

(In thousands)	2004	2003
Revenues:
United States	$317,093	$300,166
All other	23,145	14,209

Total revenues	$340,238	$314,375

Long-lived assets:
United States	$124,539	$113,550
All other	3,955	3,140

Total long-lived assets	$128,494	$116,690

Note 6 – Commitments And Contingencies

Several independent pharmacies filed a lawsuit on December 23, 2002 in the Twentieth Judicial Circuit Court, St. Clair County, Illinois, against IMS Health, Inc., or IMS, and sixty-two other defendants, including us (collectively the computer systems vendors). We were served with the lawsuit in May 2003. The pharmacies, Douglas & Ogden Medical Center Pharmacy, Inc. d/b/a Douglas Main Pharmacy, Timmerman & Associates, Inc. d/b/a Comprehensive Care Pharmacy, and John Hartman d/b/a Bittles Drug Store allege that IMS violated the Illinois Trade Secrets Act and breached alleged contracts it had with the computer systems vendors by reselling what the plaintiffs claim to be proprietary drug information to a competing prescription drug provider. The plaintiffs have also alleged that the computer systems vendors, including us, violated the Illinois Trade Secrets Act and breached alleged contracts with the plaintiffs by providing what they claim to be proprietary pharmacy data to IMS. On February 17, 2004, all claims, including any obligations to pay any of the damages, sought in this case against us were dismissed with prejudice. Furthermore, IMS Health has also agreed to pay our reasonable attorneys’ fees incurred in connection with the defense of this case.

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

On October 14, 2003, we filed suit in the 96th Judicial District Court, Tarrant County, Texas, against 1-Rex, Inc., FDS, Inc., Healthcare Computer Corporation, Freedom Drug Stores, Inc., Freedom Data Services, Inc. and William Rex Akers (collectively the “Defendants”) for breach of contract, misappropriation of trade secrets, fraud, and negligent misrepresentation, seeking millions of dollars in damages for Defendants’ wrongful conduct. On March 5, 2004, Defendants filed a counterclaim against us, asserting claims for tortious interference with a prospective contract, violations of Section 15.05(b) of the Texas Business and Commerce Code, civil conspiracy, and seeking a declaratory judgment in connection with various claims made by us. Defendants seek over $25 million in damages, plus attorneys’ fees, pre-judgment and post-judgment interest, and punitive damages. We intend to vigorously prosecute our causes of action against the Defendants, have denied all liability and damages sought in the counterclaim, and are vigorously defending the claims asserted against us.

On April 7, 2004, a putative securities class-action lawsuit was filed in the United States District Court for the Northern District of Georgia against the Company and Messrs. Hoff and Hutto. The complaint addresses the Company’s April 1, 2004 announcement that it would delay the release of fiscal third-quarter results pending a review of certain practices and procedures relating to the timing of revenue recognition of sales to the value-added reseller channel in the Company’s Physician business unit. The complaint generally alleges, among other things, that members of a purported class of stockholders who purchased common stock between October 1, 2003 and March 31, 2004 were damaged as a result of purported accounting irregularities, the Company’s previously issued financial statements were materially false and misleading, thereby causing the prices of the Company’s common stock to be inflated artificially. The complaint further alleges that, as a result defendants violated Section 10(b) and 20(a) of the Securities Exchange of 1934, and Rule 10b-5 promulgated thereunder. The action seeks unspecified monetary damages and other relief. The Company intends to vigorously defend itself. The Company has not been served.

We are also aware that, on April 14, 2004, a press release was issued by the law firm of Federman & Sherwood stating that a complaint was filed in the United States District Court for the Northern District of Georgia against the Company. At this time we have neither been served with, nor seen a copy of the complaint.

Additionally, we are party to a number of other claims and lawsuits incidental to our business. We believe that the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations.

Note 7 - Supplemental Cash Flow Information

Supplemental cash flow disclosures are as follows:

	Nine months ended
(in thousands)	February 27, 2004	February 28, 2003
Net income taxes paid	$1,071	$696
Interest paid	28,118	6,836

Note 8 – Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended
(In thousands)	February 27, 2004	February 28, 2003
Net income (loss)	$9,276	$(3,700)
Foreign currency translation adjustment	3,148	3,560
Unrealized holding loss, net of tax	—	56

Total comprehensive income (loss)	$12,424	$(84)

	Nine months ended
(In thousands)	February 27, 2004	February 28, 2003
Net income	$25,364	$20,142
Foreign currency translation adjustment	4,433	5,955
Unrealized holding loss, net of tax	4	(26)
Pension liability adjustment, net of tax	(712)	—

Total comprehensive income	$29,089	$26,071

Note 9 – Restructuring, Impairment and Other Charges

In the fourth quarter of fiscal 2003, in conjunction with the completion of the TechRx acquisition, we began a review of the entirety of NDCHealth to identify opportunities for increased operational efficiencies. This ongoing review includes an assessment of our organizational structure as well as our physical operating locations. We have taken several actions in the first nine months of fiscal 2004 as a result of this review.

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

During the second quarter of fiscal 2004, we began the consolidation of our European operations. In the first step we began to streamline the management organization, and realign the focus, of our United

Kingdom pharmacy systems business. In connection with the first step, we recorded charges of approximately $0.7 million for lease termination costs and impairment of assets and approximately $0.1 million in severance related costs in the second quarter.

We expect to continue to review alternatives to reduce costs, including strategies to improve our profitability in Europe and efficiencies gained through the acquisition of ArcLight, in the remaining period of fiscal 2004.

Our restructuring, impairment and other charges are shown in tabular form below.

Restructuring, impairment and other charges (In thousands)	Cash	Non-cash	Total
Impairment of assets	$—	$855	$855
Closing of facilities	221	—	221
Severance and related costs	2,729	194	2,923

Total restructuring, impairment and other charges	$2,950	$1,049	$3,999

Note 10 – Consolidating Financial Data Of Subsidiary Guarantors

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

Statement of Operations for the Three Months Ended February 27, 2004 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidated
Revenues	$60,363	$43,116	$12,634	$116,113

Cost of service	22,899	25,145	10,870	58,914
Other operating expenses	20,628	11,908	3,088	35,624

Operating income (loss)	16,836	6,063	(1,324)	21,575

Other income (expense)	(6,654)	56	520	(6,078)

Income (loss) before income taxes and equity in losses of affiliated companies	10,182	6,119	(804)	15,497
Provision for income taxes	3,818	2,295	(302)	5,811

Income (loss) before equity in losses of affiliated companies	6,364	3,824	(502)	9,686
Equity in losses of affiliated companies	—	—	(410)	(410)

Net income (loss)	$6,364	$3,824	$(912)	$9,276

Statement of Operations for the Three Months Ended February 28, 2003 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues	$45,904	$61,288	$6,497	$(4,682)	$109,007
Cost of service	15,704	34,647	5,338	(2,559)	53,130
Other operating expenses	11,257	20,590	1,765	(1,146)	32,466

Operating income (loss)	18,943	6,051	(606)	(977)	23,411

Other income (expense)	(29,724)	27,695	133	(21,735)	(23,631)

Income (loss) before income taxes and equity in losses of affiliated companies	(10,781)	33,746	(473)	(22,712)	(220)
Provision for income taxes	(679)	4,255	(455)	—	3,121

Income (loss) before equity in losses of affiliated companies	(10,102)	29,491	(18)	(22,712)	(3,341)
Equity in losses of affiliated companies	(359)	—	—	—	(359)

Net income (loss)	$(10,461)	$29,491	$(18)	$(22,712)	$(3,700)

Statement of Operations for the Nine Months Ended February 27, 2004 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues	$181,941	$124,814	$33,483	—	$340,238

Cost of service	68,045	75,636	27,567	—	171,248
Other operating expenses	63,601	34,036	8,752	—	106,389

Operating income (loss)	50,295	15,142	(2,836)	—	62,601

Other income (expense)	(21,036)	1,028	620	(1,059)	(20,447)

Income (loss) before income taxes and equity in losses of affiliated companies	29,259	16,170	(2,216)	(1,059)	42,154
Provision for income taxes	10,972	6,064	(1,239)	—	15,797

Income (loss) before equity in losses of affiliated companies	18,287	10,106	(977)	(1,059)	26,357
Equity in losses of affiliated companies	—	—	(993)	—	(993)

Net income (loss)	$18,287	$10,106	$(1,970)	(1,059)	$25,364

Statement of Operations for the Nine Months Ended February 28, 2003 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Revenues	$133,910	$172,900	$20,211	$(12,646)	$314,375

Cost of service	45,911	100,272	16,175	(5,477)	156,881
Other operating expenses	27,540	59,875	7,096	(4,721)	89,790

Operating income (loss)	60,459	12,753	(3,060)	(2,448)	67,704

Other income (expense)	(35,433)	36,604	1,071	(31,934)	(29,692)

Income (loss) before income taxes and equity in losses of affiliated companies	25,026	49,357	(1,989)	(34,382)	38,012
Provision for income taxes	12,212	7,089	(2,212)	(203)	16,886

Income (loss) before equity in losses of affiliated companies	12,814	42,268	223	(34,179)	21,126
Equity in losses of affiliated companies	(984)	—	—	—	(984)

Net income (loss)	$11,830	$42,268	$223	$(34,179)	$20,142

Statement of Cash Flows for the Nine months Ended February 27, 2004 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$18,287	$10,106	$(1,970)	$(1,059)	$25,364

Adjustments to reconcile net income (loss) to cash provided by operating activities:	41,352	8,952	4,081	(308)	54,077
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:	1,228	(14,647)	2,976	1,367	(9,076)

Net cash provided by (used in) operating activities	60,867	4,411	5,087	—	70,365

Cash flows from investing activities:	(30,811)	(4,229)	(3,522)	—	(38,562)

Cash flows from financing activities:	(12,727)	(537)	487	—	(12,777)

Cash flows from discontinued operations:	—	—	(1,527)	—	(1,527)

Increase (decrease) in cash and cash equivalents	17,329	(355)	525	—	17,499
Cash and cash equivalents, beginning of period	12,698	1,491	1,914	—	16,103

Cash and cash equivalents, end of period	$30,027	$1,136	$2,439	$—	$33,602

Statement of Cash Flows for the Nine Months Ended February 28, 2003 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$11,831	$42,267	$223	$(34,179)	$20,142

Adjustments to reconcile net income (loss) to cash provided by operating activities:	24,454	19,531	20,835	(2,909)	61,911
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:	(15,628)	(14,411)	(20,448)	7,459	(11,772)

Net cash provided by operating activities	51,913	47,387	610	(29,629)	70,281

Cash flows from investing activities:	(24,359)	(20,796)	(443)	—	(45,598)

Cash flows from financing activities:	74,181	(31,034)	(481)	29,629	72,295

Cash flows from discontinued operations:	—	—	1,713	—	1,713

Increase (decrease) in cash and cash equivalents	101,735	(4,443)	1,399	—	98,691
Cash and cash equivalents, beginning of period	4,400	7,387	1,660	—	13,447

Cash and cash equivalents, end of period	$106,135	$2,944	$3,059	$—	$112,138

Balance Sheet as of February 27, 2004 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$30,027	$1,136	$2,439	$—	$33,602
Accounts receivable	44,283	21,609	8,273	—	74,165
Income taxes	11,669	403	—	—	12,072
Prepaid expenses and other current assets	32,744	9,005	4,078	(13,965)	31,862

Total current assets	118,723	32,153	14,790	(13,965)	151,701

Property and equipment, net	93,097	31,125	4,272	—	128,494
Intangible assets, net	401,753	37,597	58,107	(5,379)	492,078
Investments	55,829	—	9,998	(47,848)	17,979
Intercompany receivables	80,164	(12,663)	(18,120)	(49,381)	—
Other	38,862	1,424	4,833	(15,974)	29,145

Total Assets	$788,428	$89,636	$73,880	$(132,547)	$819,397

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,896	$684	$11,509	$(11,033)	$7,056
Accounts payable and accrued liabilities	40,399	10,983	10,757	5,854	67,993
Accrued interest	5,714	—	1,360	—	7,074
Deferred income	20,154	13,717	3,573	—	37,444

Total current liabilities	72,163	25,384	27,199	(5,179)	119,567

Long-term liabilities	362,702	1,619	6,322	(24,760)	345,883

Total liabilities	434,865	27,003	33,521	(29,939)	465,450

Minority interest in equity of subsidiaries	—	—	7,620	—	7,620

Stockholders’ equity	353,563	62,633	32,739	(102,608)	346,327

Total Liabilities and Stockholders’ Equity	$788,428	$89,636	$73,880	$(132,547)	$819,397

Balance Sheet as of May 30, 2003 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$12,698	$1,491	$1,914	$—	$16,103
Accounts receivable	48,570	20,053	3,580	—	72,203
Income taxes	23,111	(252)	3	—	22,862
Prepaid expenses and other current assets	24,936	12,825	5,053	(8,510)	34,304

Total current assets	109,315	34,117	10,550	(8,510)	145,472

Property and equipment, net	79,332	33,841	3,505	—	116,678
Intangible assets, net	391,590	39,012	54,011	(5,379)	479,234
Investments	47,847	263	10,670	(43,118)	15,662
Intercompany receivables (payables)	94,579	(26,901)	(18,296)	(49,382)	—
Other	43,739	—	5,355	(18,888)	30,206

Total Assets	$766,402	$80,332	$65,795	$(125,277)	$787,252

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$6,809	$663	$5,889	$(5,775)	$7,586
Accounts payable and accrued liabilities	38,034	8,780	8,768	5,629	61,211
Accrued interest	12,541	—	740	—	13,281
Deferred revenue	17,709	18,347	2,081	—	38,137

Total current liabilities	75,093	27,790	17,478	(146)	120,215

Long-term liabilities	378,591	2,225	7,943	(27,253)	361,506

Total liabilities	453,684	30,015	25,421	(27,399)	481,721

Minority interest in equity of subsidiaries	—	—	9,019	—	9,019

Stockholders’ equity	312,718	50,317	31,355	(97,878)	296,512

Total Liabilities and Stockholders’ Equity	$766,402	$80,332	$65,795	$(125,277)	$787,252

Note 11 – Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We do not have arrangements which would meet the disclosure or consolidation requirements of FIN 46.

Note 12 – Subsequent Events

On March 31, 2004, a special committee of NDCHealth’s Board of Directors comprised of the members of its Audit Committee, each of whom is an independent director, and independent legal and accounting advisors retained by the Special Committee, initiated a review of practices and procedures relating to the timing of revenue recognition of sales to the value-added reseller (VAR) channel in the company’s physician business unit. On April 16, 2004, the Special Committee completed its review and analysis. After a discussion of the results of the review with the company’s outside auditors, it was also concluded based on the review that there was no impact on any reported prior period results. The company did, however, implement a change that had the impact of delaying revenue recognition of $2.3 million of third quarter sales to VARs, which resulted in a decrease in net income of $0.8 million, or $0.02 per diluted share.

On April 8, 2004, we announced our acquisition of the OmniLink pre-and post-editing business from McKesson Corporation for approximately $14 million in cash to complement our existing pharmacy network services business and expand our comprehensive suite of edits for customers of both organizations.

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

On March 31, 2004, a special committee of NDCHealth’s Board of Directors comprised of the members of its Audit Committee, each of whom is an independent director, and independent legal and accounting advisors retained by the Special Committee, initiated a review of practices and procedures relating to the timing of revenue recognition of sales to the value-added reseller (VAR) channel in the company’s physician business unit. On April 16, 2004, the Special Committee completed its review and analysis. After a discussion of the results of the review with the company’s outside auditors, it was also concluded based on the review that there was no impact on any reported prior period results. The company did, however, implement a change that had the impact of delaying revenue recognition of $2.3 million of third quarter sales to VARs, which resulted in a decrease in net income of $0.8 million, or $0.02 per diluted share.

Business Position and Strategy

Healthcare represents the largest segment of the United States economy. The U.S. government estimates that healthcare spending in the United States will reach $3.1 trillion in 2012, up from $1.6 trillion in 2002 (14.9% of GDP), and that approximately 25% of total healthcare expenditures in 2002 was spent on administrative overhead. We believe NDCHealth plays an increasingly important role in providing automation, transaction processing and information solutions to improve the efficiency and effectiveness of healthcare.

In July 2003, we outlined an eight-quarter plan of our key business strategies and goals for fiscal years 2004 and 2005. We have a number of new initiatives underway to allow us to realize the still very large untapped potential for our solutions in our existing markets. Execution focus is critical to our success in achieving this plan. As part of our 2005 planning process, we will update our plan through fiscal 2006 and will describe that plan in our Annual Report on Form 10-K for the fiscal year ending May 28, 2004.

There are three key elements to our strategy: to increase revenue per claim through value added transactions; to grow claims volume as healthcare grows and through gains in market share; and to take full advantage of our extensive claims processing resources in our information management business in order to be well positioned for a rebound in the pharmaceutical manufacturing industry.

Our strategy starts with the fundamental transaction in healthcare’s revenue cycle – the submission of claims from providers to third party payers. We estimate that we process more than 45% of all electronic healthcare claims in the United States. Our revenue increases as we gain market share and provide advanced edit processing and other real-time transaction related products and services to add significant value for customers. We are generally able to price incrementally for these additional products and services in addition to the pricing for the base claim. Further, due to an aging population and legislation requiring Medicare to pay for many drugs, our claims volume and related revenue should grow.

From our network, we capture the claim and related transaction information and, where we have the right to use the data, combine that information with data we purchase and create information solutions for pharmaceutical manufacturers and providers, such as pharmacies. Our information strategy is to continue to aggregate and integrate data from our processing network to create unique new products which build additional streams of revenue and expand margins. Today, we provide products and services to four major areas of the healthcare industry:

1. Pharmacies (retail, mail order, Internet based and specialty)

2. Hospitals

3. Physicians

4. Pharmaceutical manufacturers

As the healthcare marketplace continues to evolve, our goal is to expand our customer base to include payers, employers and consumers, thereby reducing our effective cost per unit of data.

We are executing a business strategy to evolve from a value-added intelligent network and information products provider to an integrated healthcare information solutions company. Our strategy is to continue to expand our markets and add new products and services as we offer our customers high quality, quantifiable, value-added information solutions in healthcare. We seek to achieve this strategy by leveraging the assets of our two business segments, Network Services and Systems and Information Management, and growing a sustainable business model with a consistent base of recurring revenues.

To execute this strategy, we developed an eight-quarter plan (through fiscal 2005) which has three key priorities: focus on revenue growth, control operational and administrative costs to realize margin improvement, and generate significant cash flow to pay down debt and reduce interest expense. We believe this strategy, properly executed, will allow us to generate revenue growth even though our pharma revenue growth is expected to be relatively slow over the eight quarter plan, with expected accelerating revenue and earnings growth toward the end of the period.

Fiscal Third Quarter Business Overview

In the third quarter, our Network Services and Systems segment showed solid revenue growth. We believe we are now seeing solid evidence of accelerating growth in our pharmacy and hospital businesses as new systems are installed and transaction volumes build. In this segment, we have made significant changes to our sales force this year to focus on selling complete, integrated business solutions. While the full potential from these changes will take time to be realized, we believe our sales and operating results clearly indicate we are gaining traction in the marketplace.

Our Information Management segment grew slowly, as we expected. Given the future prospects of this business we remain very committed to it, despite this segment’s low single-digit growth rate in the quarter. We are continuing to make investments to accelerate future growth, including the development of what we believe will be the largest diagnosis-to-drug linked database. We expect these investments will begin to contribute to future growth and profitability in our fiscal year ended May 2005.

Also in the quarter, we began to reduce our debt by prepaying a portion of our term loan using cash flow generated this year. Further, we continued to fuel our future growth plans by investing in developing and launching a number of new products and services.

At the same time, there are unique challenges we are managing. We believe the market demand for information in the pharma industry continues to be constrained. We expect it will be later in calendar 2005 before this will change significantly. In addition, our transition to a recurring revenue model delays revenue recognition of this year’s strong new sales of certain long-term contracts and it slows our current revenue growth rates. However, we believe this is very positive for our business longer term and should improve our revenue quality and visibility as these sales build future recurring revenue streams.

Over the past two years, we believe we have done extremely well in creating long-term business arrangements with major pharmacy chains. However, we now need to focus on accelerating sales of our value-added Network editing solutions into regional chains and independent pharmacies. We have also seen dramatic revenue growth in our Pharma business in Germany. We now must eliminate the losses associated with this business.

We continue to feel very positive about our capabilities to expand the spectrum of opportunity for NDCHealth. We believe we are a leading provider of network-based information products and services across healthcare today, and our business investments and organizational and personnel changes are aimed at accelerating our growth.

We completed a re-evaluation of our previously disclosed strategy over the last few months, which included an assessment by our Board of Directors. We concluded that our strategy is appropriate and does not require any fundamental change. That being said, we are constantly reviewing each of our business units to ensure that we are properly focused on the business opportunities that offer the best outlook for revenue, profit and cash flow growth. This is why we are taking steps to mitigate the negative impact of certain businesses on our financial performance. Even more importantly, we are focused on executing on our strategies to accelerate the rollout of new pharmacy and hospital solutions, integrate the ArcLight business and develop new information solutions for the pharmaceutical industry.

Our strategy continues to be centered on building our “electronic highway” for healthcare. The electronic highway utilizes the strength of our existing scale and solutions to automate workflow to reduce our customers’ labor needs, provides connectivity to optimize our customers’ revenue and cash flow, allows for informational transparency so they may better understand cause and effect of healthcare decisions and provides for HIPAA-compliant electronic messaging at the point of care. Overall, it helps to improve the quality and efficiency of healthcare.

We believe the concept is well developed and a number of applications have already been implemented. For example, a few months ago we announced the National Community Pharmacy Network, or NCPN. Through NCPN, we work with other pharmacy vendors and are able to use our extensive network capabilities to create a virtual chain of regional and independent pharmacies giving these pharmacies the opportunity to aggregate data to create new business and profit opportunities otherwise unavailable to them.

We expect that the ability to provide messaging sponsored by pharmaceutical manufacturers directly to pharmacies and their customers at the point-of-care could be a significant electronic highway opportunity for NDCHealth. Such messages can improve persistency and compliance to prescriptions thereby enhancing the quality of healthcare. We currently have four messaging programs sponsored by pharmaceutical manufacturers that are under contract and operational, and more than a dozen additional programs that are under discussion.

Our electronic healthcare highway is already a reality and represents the type of creative investments we are making to ensure future growth. We believe it is this type of innovation that will allow NDCHealth to continue its leadership role in healthcare.

Fiscal Third Quarter Financial Summary

•	Revenue grew 6.5%, to $116.1 million from $109.0 million in the same quarter last year;
•	Cost of service as a percentage of total revenue increased sequentially to 50.7% of total revenue in the third quarter from 48.7% in the second quarter due to new business expenses, variable costs related to increased sales, and an increase in data costs in Europe;
•	Third quarter operating margin was sequentially flat at 18.6%, but was down from 21.5% a year ago due to lower margin in our Information Management segment from lower revenue growth and increased data costs, as well as higher corporate costs and new product introduction expenses as we have discussed previously;
•	During the quarter, the company estimated that inventory levels of physician system units held by value-added resellers (VARs) increased. In addition, the aging of accounts receivable from VARs in the physician business unit also increased. As a result, the company delayed until future periods the recognition of $2.3 million of revenue from certain third quarter sales to these VARs, which impacted net income by $0.8 million. The company also increased accounts receivable reserves in its physician business unit by approximately $0.9 million. Together, these factors reduced third quarter EPS by $0.04 per diluted share. EPS was also impacted by $0.7 million in after-tax costs, or $0.02 per diluted share, associated with the ArcLight transaction, which closed in December 2003. the majority of these costs were non-cash or fully reimbursed by ArcLight and consisted of transition activities and amortization from the ArcLight transaction,
•	Net income was $9.3 million, or $0.26 per diluted share. This quarter’s Net income compares to a Net loss of $(3.7) million, or $(0.11) per diluted share, in the fiscal third quarter last year. The fiscal 2003 third quarter loss included total pre-tax charges of approximately $18.7 million, or $0.43 per diluted share after tax, related to early extinguishment of debt and charges, including investment losses related to the sale of MedUnite.

In the quarter, we continued to invest in future growth areas including Europe, e-prescribing and our new pharmacy systems, as well as the combination of our Intelligent Health Repository with ArcLight to build next generation pharma products. These investments impacted our diluted per share results by $0.06 in the quarter, including the $0.02 related to ArcLight mentioned above. We expect these products will enhance our overall business strength, especially as we implement specific action plans to eliminate the loss associated with each of these investments during fiscal 2005.

Capital expenditures were approximately $10.2 million in the third quarter and $33.6 million for the first nine months of this fiscal year. We expect full-year capital expenditures to be approximately $45 million as we continue the development of new products and solutions during the remainder of fiscal 2004.

Net cash provided by operating activities was $70.4 million for the nine months ended February 27, 2004, as compared to $70.3 million for the same period last year. This year we have experienced improved management of working capital which was, however, offset by an additional $21.3 million in cash interest paid this fiscal year as compared to the same period last year, and $8.0 million in pharma receivables that were not collected due to ongoing contract renewal or extension negotiations, leaving cash flow at a similar level as compared to last year. The negotiations have now been concluded, and the receivables have been collected. Because a number of these large pharma customers normally pay in advance of revenue recognition, the timing of receivables and collections from these few pharma customers also impacted the current portion of the Deferred revenue line on our Balance sheet.

Free cash flow, defined as Net cash provided by operating activities less Capital expenditures and Dividends paid, was $32.5 million year-to-date. We also received an additional $5.8 million in cash from stock option-related activities during our fiscal third quarter which is not reflected in free cash flow. In accordance with Regulation G, a reconciliation of free cash flow to our GAAP financials was provided in the Form 8-K filed with the Securities and Exchange Commission on April 19, 2004.

Our days sales outstanding, or DSO, was 59 days at the end of the third quarter, a decrease of 3 days from the same period last year. This DSO improvement was partially offset by a temporary increase in receivables from the few large pharma customers mentioned above. At February 27, 2004, we had outstanding Information Management receivables of approximately $8.0 million that normally would have been paid in the third quarter, all of which have been collected since the end of the fiscal third quarter.

The greater collection challenges are in our physician and hospital businesses, and we have activated a number of programs to improve collections of these accounts. As we analyzed our collection trends, we recorded $0.9 million in incremental reserves in the quarter to cover deterioration in physician receivables. Cash management and improvements in collections will continue to be an area of focus across the entire company.

In December 2003, we announced the renegotiation of our $225 million credit facility, which increases our financial flexibility and will lower our future net interest expense by approximately $525,000 per quarter. This reduction in interest expense is before the effect of any loan prepayments we may make in future periods.

Using our free cash flow, we paid down our senior debt by $14.5 million since the end of the second quarter, further improving our debt-to-capital ratio, which is down approximately 500 basis points from 52.4% at the end of fiscal 2003. In the first month of our fiscal fourth quarter, we reduced our senior debt by an additional $5 million and also paid off a $2.3 million mortgage,

Fiscal Third Quarter Business Segment Operating Results

Network Services and Systems

Third quarter revenue in our Network Services and Systems segment increased by 9.1% to $74.2 million from $68.0 million in the third quarter of fiscal 2003 as we continued to generate strong sales and began to install our new solutions into customers. Revenue from our pharmacy unit grew substantially faster than revenue from both the hospital and physician units. Operating income margin in our Network Services and Systems segment declined to 20.6% from the 20.9% reported in last year’s third quarter. Our pharmacy systems business, formerly TechRx, continued to contribute to operating profitability.

We continued to experience success in our network services business in our fiscal third quarter. Total network transaction volume, which is comprised of base claims and pre- and post-edit transactions, increased 11.9% year-over-year and 4.5% sequentially. Over the last couple of years, we have made significant progress in selling into the largest pharmacy chains, and the volume increases inherent in these sales have now been realized. Going forward, year-over-year increases in total transaction volume should be at a solid, projectable run rate.

Our base pharmacy claims volume in the quarter grew 10.0% over the third quarter of fiscal 2003, which was faster than our estimate of the market’s overall script growth of approximately 4.0%. We continued to gain share and have had good success in gaining further penetration of our value-adding editing services as our total pharmacy editing transaction grew approximately 16.0% year-over-year. Further, our pharmacy revenue per claim continued to increase sequentially.

In our hospital business, we continued to enjoy success with our NDC ePREMIS revenue cycle management solution. We sold an additional 50 units in our third fiscal quarter, bringing the total to more than 500 units sold in the first nine months of this year. We experienced a very high level of initial unit sales in the first nine months of the year due primarily to sales to large organizations, each of which has multiple facilities. We were pleased with our third quarter sales, as they were about double last year’s third quarter sales. In addition, this quarter’s sales were generally to larger individual facilities, which should mean greater claims volume per facility. We anticipate our rate of unit sales, which are measured by the number of hospital facilities, should remain at a solid double-digit level for the next few quarters.

Due to the increased features and functionality of NDC ePREMIS, our revenue per claim on new units sold should be 20 to 25% higher than our current revenue per claim within our legacy hospital customer base. Overall hospital revenue per claim should begin to increase as transaction volumes grow following NDC ePREMIS installations in the next several quarters. Our hospital unit is still in the relatively early stages of the product introduction and installation of our NDC ePREMIS solution, and over the next several quarters, we intend to focus our efforts on converting current hospital customers to NDC ePREMIS, which should help to increase this business unit’s profit margins.

In our physician business unit, we introduced our NDCMedisoft™ product upgrade at a VAR conference in late January 2004, and sales of our NDCMedisoft and NDCLytec™ products were positive in the quarter. We are also working with our value-added resellers to market and sell our transaction processing solutions.

In our physician electronic commerce division, our physician claims volume grew by 35% over claims volume in the third quarter last year. We are anticipating improved transaction growth as we sell our physician claims processing capabilities. In the area of e-prescribing, the number of electronic transactions from physicians continued to increase, however the adoption rate of electronic connectivity by physicians continues to be modest. Physicians continue to lag in their acceptance and implementation of e-prescribing solutions in their practices.

We believe there are unequivocal benefits to e-prescribing, and market indications are that accelerated adoption will occur. E-prescribing can greatly improve patient safety and quality of care while reducing costs. We believe we will be a leader in the electronic prescriptions market, and we are focusing our efforts around connecting physician practices to pharmacies through business alliances with trade association partners, technology partners, and practice management systems and scriptwriter vendors.

Information Management

Third quarter revenue in our Information Management segment grew 2.2% to $41.9 million from $41.0 million in the third quarter of fiscal 2003. Our 12 largest U.S. pharma customers represent about half of our Information Management segment’s revenue. While the majority of our larger pharma customers increased their spending with us at a double-digit rate versus the third quarter last year, we experienced revenue declines from a few of these customers. The single-digit revenue growth this quarter in this segment is the net result of these factors.

This slower revenue growth had an impact on our profitability which, when coupled with the additional data expense in Europe, reduced this segment’s operating margin to 15.0% from 22.4% margin in last year’s third quarter.

Revenue from the sale of our Insight and Impact product solutions in the U.S. increased sequentially and rose close to 100% over last year, albeit off a small base. Our German business also delivered another solid quarter of 100% revenue growth over last year.

Business Outlook

Based on our progress during the first three quarters of our eight-quarter plan, we continue to believe the execution of our strategy will increase our Revenue, Net income and Net cash from operating activities during the next several quarters.

In the Network Services and Systems segment, where we serve pharmacy, hospital and physician providers, we expect the key drivers of future revenue growth to be:

•	Further penetration of additional value added transaction services into our provider customer base to grow our revenue per claim;
•	Continued growth in claims;
•	New product and service offerings;
•	Continued gains in market share; and
•	Continued roll out and installation of new solution platforms in pharmacy and hospital with a recurring revenue pricing model.

We have already created and introduced a number of new and innovative system solutions for both the pharmacy and hospital market. We are in the midst of our most active product development and introduction cycle ever, and these new solutions are being very well received. As we move through the remainder of our eight quarter plan, to the end of fiscal 2005, we will place even greater emphasis on installing these new solutions. Our primary focus will be to improve gross profit margin, so our sales efforts over the next few quarters will be directed at our existing customer base, with particular emphasis on converting our current hospital and pharmacy customers to our new technology platforms.

We expect to leverage our market presence, increase revenue per claim, further improve gross profit, and expand our operating profit margins and cash flow. As we transition to more of a recurring revenue model, we believe it will strengthen our quarterly growth.

In our network services business, we have been very successful in growing our pharmacy transaction processing market share, particularly with national chain pharmacies, and it has given us a leading market position. It is important to understand that, due to volume-based rate structures, these large chain pharmacies pay a lower per-transaction fee than the independent and small regional pharmacies. As a result, while average revenue per claim in pharmacy has been increasing, changes in volume mix can impact average revenue per claim and the rate of increase. It also points to our need to continue to further penetrate our value-adding transaction services in the independent and regional pharmacy market, in which our pre-and post editing is currently utilized less frequently. This is now a major area of sales emphasis for us. We have recently upgraded our pharmacy sales force and have them very focused on selling value-added solutions to regional chains and independent pharmacies.

We will place greater emphasis on gaining further penetration of our value-adding transaction services in the independent and regional pharmacy market, since it would have positive implications in terms of higher revenue per claim. We also expect the inherent industry growth in prescription volume and a continuing market shift to adjudicated claims from cash transactions should increase our claims volume and help enable us to continue to grow market share.

An important facet of our pharmacy marketing strategy is to leverage partnerships with industry leaders. On April 8, 2004, we announced that we acquired the OmniLink pre- and post-editing business from McKesson Corporation for approximately $14 million in cash to complement our existing pharmacy network services business and expand our comprehensive suite of edits for customers of both organizations. We expect this acquisition to be accretive as we intend to move to rapidly integrate OmniLink into NDCHealth’s existing pharmacy services infrastructure. Complementing our goal to improve margins and accelerate the growth of our business, we also entered into a strategic alliance with McKesson to jointly market NDCHealth’s value-adding pharmacy transaction processing services into McKesson’s systems customer base of 2,300 pharmacies.

We are on track to process more than 4.7 billion total transactions in fiscal 2004 versus approximately 3.9 billion transactions in 2003, more than a 20% increase. We expect to reap an immediate benefit from the OmniLink pre- and post-editing acquisition. Both the OmniLink transaction and our alliance with McKesson should be accretive in fiscal 2005 and beyond as we gain additional share of the pharmacy transaction processing market and add new editing and information solution revenue streams.

Our relationship with McKesson and our strong, pre-existing relationship with Cardinal Health are a key part of our efforts to further penetrate the regional and independent pharmacy market, where we receive a higher price per transaction, with our value-added solutions. As these relationships begin to show results, revenue and revenue per claim should increase.

We have been engaged by one new customer to refine the functional requirements that we expect will lead to a long-term agreement for our new enterprise pharmacy mail order system. We are also continuing to negotiate several other significant agreements that we are working to complete this calendar year. These agreements, when finalized and in combination with the national chain, regional and independent customers already under contract, could provide NDCHealth with a pharmacy system revenue opportunity that exceeds $300 million spread over the next 5-to-10 years. As our system is rolled out and implemented, we expect the demonstrated performance and financial benefits of this solution for our pharmacy customers will lead to a number of new sales to additional customers over the next several quarters and beyond.

Both the short- and long-term business and financial success of our new pharmacy solution is dependent upon finalizing product development and our customers’ roll-out timelines, as well as the timing of revenue recognition associated with each of these contracts. The roll out of our independent and regional pharmacy system should accelerate as we begin the installations of our regional product into Kerr Drugs’ stores in the next three months. The product being installed at Kerr has the functionality required by regional chains. Now that we have this functionality, we anticipate stronger sales of our new pharmacy system into the smaller regional chain market.

Our enterprise solution for national chains is scheduled to be delivered in July for customer beta testing and piloting, and we expect customer implementations could commence by the end of this calendar year. In November 2003, we received the Borland Software Customer Application of the Year Award based on the product development process of this enterprise solution for national chain pharmacies. Further, we expect to be able to repackage and implement this very same set of application software very cost-effectively on a single PC. We expect the enterprise solution will be followed next by our mail order pharmacy solution.

In addition, we are developing a significant system upgrade for our Canadian pharmacy customers, and are rolling out our pre- and post-editing services throughout Canada.

We believe we have a solid pipeline for pharmacy sales that should help to enhance our growth. With our new pharmacy solutions improving our customers’ cash flow and profitability, we expect our pharmacy revenue per claim should continue to increase as we sell and install these solutions to existing customers and add new customers. We expect the demonstrated performance and financial benefits of our solution for our pharmacy customers will lead to additional, significant, new sales to potential customers over the next several quarters.

We believe our hospital business is very well positioned for future success with a solid sales pipeline and installation schedule. As we enter our fiscal fourth quarter, we are very focused on customer conversions and installations from the strong sales performance we have had this year. Our profit in this business is solid, and revenue per claim and resulting profit margins should begin to grow as transaction volumes at higher average per claim rates increase following installations of ePREMIS over the next few quarters.

In our physician business unit, as a result of the issues discussed earlier, we are currently cautious with regard to our fourth quarter revenue in our physician unit. The last phase of HIPAA, the new security requirements addressing physical, administrative and technical safeguards, should help drive more sales as we build these new regulations, with which physicians must comply, into next year’s releases.

In our Information Management business, there continues to be cyclically low demand for information in the U.S. as pharmaceutical manufacturers continue to tightly constrain discretionary spending, particularly in the early quarters of this calendar year. Nonetheless, our customers have been receptive to our Insight and Impact product suites as these unique solutions are providing new ways for pharma companies to market their products, target physicians and evaluate the results of their business decisions.

During the third quarter and month of March, we signed contract renewals or extensions with our largest pharma customers, and we are encouraged by the continuing growth from many of our accounts, particularly considering the overall spending constraints in the pharma industry. As we look past the next few quarters, we believe the customers who are increasing their spending with NDCHealth will generally continue to do so. We understand the number of new drug approvals is expected to accelerate from 17 in 2003 to approximately 50 per year in each of 2005, 2006 and 2007, according to some industry estimates. As a result, we believe our customers should begin to increase their spending as they roll out their new drugs that are today in the FDA review process.

On December 31, 2003, we entered into a seven-year exclusive license agreement with ArcLight Systems LLC, an information management company owned by a number of major participants in the pharmacy industry, including Alberton’s Inc., CVS Corporation, Cardinal Health, Inc., Kmart Corporation, and Wal-Mart Stores, Inc. As consideration for this exclusive license to certain of ArcLight’s assets, we issued 381,098 shares of unregistered NDCHealth common stock and a five-year warrant to purchase an additional 381,098 shares of NDCHealth common stock at an exercise price of $26.24 per share. We will also pay ArcLight royalties on product sales utilizing ArcLight data. The agreement may be extended for three additional years if certain financial and business objectives are met. If the agreement is extended for an additional three years, then ArcLight will receive an additional $10.0 million in either cash or NDCHealth common stock at ArcLight’s option.

We believe that the pharma industry will look for innovative ways to utilize new solutions to increase sales efficiency and revenue growth. To this end, we expect the business we purchased from ArcLight, when combined with our pharmacy and hospital systems and network connectivity, will become a key market differentiator for NDCHealth. This is the next step in our strategy to build next-generation pharma products. Because of ArcLight and our provider solutions, first we will be able to offer a broader database and more accurate data at a granular level for compensation and targeting purposes. Further, we expect to be positioned to offer the pharma industry the largest HIPAA-compliant, privacy-protected diagnosis-to-drug linked database of information and connectivity to help change the way pharmaceutical manufacturers do business.

In terms of our ArcLight action plan, we are on track with the integration. We’ve validated our new product opportunities with pharma customers and are moving toward an active development and delivery timeline. As we developed the transition and integration plan, we identified some additional costs, the bulk of which were non-cash or fully reimbursed, that, in conjunction with amortization of the license, impacted third quarter EPS by $0.02.

On March 15, 2004, we filed a Current Report on Form 8-K with the Securities and Exchange Commission containing ArcLight’s historical financial statements. Because we received the systems, facilities, data rights and certain employees, in accordance with Generally Accepted Accounting Principles (GAAP) we were required to treat this transaction as a business combination. While we did assume some increased amortization in connection with the assets and some transaction costs, the majority of the ArcLight costs reflected in the Form 8-K are not a continuing expense to NDCHealth as we are integrating ArcLight’s data assets and technology into our existing operations. Therefore, we continue to expect that ArcLight will be a positive contributor to our Information Management segment beginning in the second quarter of fiscal 2005.

Our European operations continued to experience solid growth. However, our cost of historical data for new products overseas keeps us from showing a current profit. Our focus is on eliminating the approximately $0.02 per share quarterly loss we have in Europe as we gain critical mass. We are actively reviewing alternatives to eliminate losses associated with our European business within the balance of our eight-quarter plan. We expect this review of alternatives and appropriate actions will be substantially completed in the fourth quarter.

We believe our Information Management business is well positioned for the new wave of drugs expected to receive FDA approval in the next few years. We expect our customers’ discretionary spending levels to increase as new drugs are approved and introduced into the market, stimulating growth in this segment. We also expect to continue to generate additional revenue streams as our customers gain a greater understanding of how to leverage our new Insight and Impact solutions to improve their profitability and move beyond the traditional sales and compensation product lines.

Longer term, we believe the future is bright for our Information segment. We will continue to generate additional revenue streams as our customers gain a greater understanding of how they can use our new Insight and Impact solutions to improve their profitability as we move beyond the traditional sales and compensation product lines. As pharmaceutical manufacturers begin to accelerate the introduction of new drugs later in calendar 2005, we believe that pharma discretionary spending will increase and that our revenue growth in this segment will accelerate. Operating income margins can also expand longer term through a re-acceleration of revenue in this fixed cost business, tight cost controls, and elimination of losses in our international operations.

Financial Guidance

Management is revising its financial guidance for fiscal 2004. Full-year revenue is expected to be in the range of $460 million to $466 million, which reflects, among other things, the company’s shift in sales strategy to a solution-based approach, the continued constraints due to pressure on discretionary spending from U.S. pharmaceutical manufacturers, and the possibility of a near-term reduction in sales due to increased inventory levels at VARs in the physician business unit.

The company is not providing earnings and cash flow guidance at this time due to the undetermined professional fees and expenses, and possible sales impact in the physician unit related to the independent review noted above. In the fourth quarter ending May 28, 2004, the company expects to incur charges related to the conclusion of activities to eliminate losses in Europe. Additional actions taken in the U.S. to reduce headcount are expected to result in a decrease of approximately $6.0 million in annualized compensation-related costs. This expense reduction is expected to be used to fund the sales and marketing of recently introduced and other new products to accelerate future growth.

Management continues to believe NDCHealth will achieve its eight-quarter plan objectives, and is focused on executing on key business strategies to accelerate the rollout and drive the sale of new pharmacy and hospital solutions, integrate the ArcLight assets and develop new information solutions for the pharmaceutical industry.

Although there are risks in our business plan as outlined in our Annual Report on Form 10-K for the fiscal year ended May 30, 2003, a number of favorable macroeconomic trends in healthcare may benefit NDCHealth. Most important, there continues to be a significant need to improve pharmacy, hospital and physician automation, and we believe NDCHealth is very well positioned with our existing systems and information solutions to address many of the challenges healthcare providers currently face. While we expect the macro trends in healthcare to continue to present new opportunities to grow our business, some or all of these opportunities may not materialize.

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

Revenue

Although we have several sources of revenue, in all cases, we recognize revenue when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, delivery and performance has occurred, and collectibility is probable. The most variable of these factors between our various businesses is determining when delivery and performance has occurred. In accordance with criteria set forth in SAB No. 104, SOP No. 97-2, “Software Revenue Recognition,” and other authoritative literature, we recognize revenue when persuasive evidence of an agreement exists, delivery and performance has occurred, there is a fixed and determinable sales price, and collectibility is reasonably assured. Additionally, we have adopted the provisions of EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.

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

In our systems businesses, we also receive revenue from software licenses and related maintenance and support agreements. The American Institute of Certified Public Accountants issued SOP No. 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” These SOP’s provide guidance on applying accounting principles generally accepted in the United States for software revenue recognition transactions. Based on these authoritative statements, we recognize revenue as follows:

Revenues from the sale of software licenses and implementation services are recognized on the date that the software is in operation at the customer site where vendor specific objective evidence, or VSOE, has been established for the undelivered elements of the customer contract, which typically is maintenance. In these cases, the maintenance revenue is recognized over the term of the maintenance contract. Where VSOE cannot be established for undelivered elements within the contract, the revenue related to license fees and implementation services are deferred and recognized upon acceptance over the remaining term of the contract, typically two or three years.

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

The actual useful life of the product or software may be longer or shorter than the estimated useful life. If the actual life is longer, we would continue to realize value from the asset while no longer recognizing a corresponding expense. If the actual life is shorter or we determine that the investment will not be recovered through the future sales of products or services, the remaining carrying amount may need to be amortized over a shorter period or a non-cash charge to earnings could be required. The net realizable value of capitalized software is monitored on a periodic basis to confirm that the investment will be recovered through the future sale of products or in the case of internal software, through use.

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

Specifically identified intangible assets primarily represent proprietary technology, customer relationships, and data access rights. Identified intangibles are assigned a value, generally that which was estimated in the valuation, and amortized over the estimated life. Because of the complexity of assumptions and judgment used in estimating the value and life of these assets, there is significant risk that their actual value and life may vary from the original estimate. We periodically evaluate whether events and circumstances have occurred that indicate the carrying amount of intangibles may warrant revision or may not be recoverable. When factors indicate that an intangible should be evaluated for possible impairment, we estimate the present value of future cash flows associated with the asset over its remaining life. We may determine that an intangible asset has diminished or has no remaining value prior to it being fully amortized. In this instance, we would be required to record a charge to earnings to account for impairment of the asset.

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

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We do not have arrangements which would meet the disclosure or consolidation requirements of FIN 46.

Financial Review

We operate our business as two fundamental segments: Network Services and Systems, and Information Management. Network Services and Systems provides electronic connectivity to our NDCHealth Intelligent Network and system solutions throughout the healthcare industry. Information Management provides management information, research, and consulting services to pharmaceutical manufacturers and pharmacy chains. Other operating income includes restructuring, impairment and other charges in fiscal 2004. More information concerning segments can be found in Note 5 of the Notes to our Condensed Consolidated Financial Statements.

(In millions, except per share data)	Third Quarter Ended,
	February 27, 2004	February 28, 2003	Change
Revenue:
Network Services and Systems	$74.2	$68.0	$6.2	9.1%
Information Management	41.9	41.0	0.9	2.2%

Total revenue	$116.1	$109.0	$7.1	6.5%

Operating income:
Network Services and Systems	$15.3	$14.2	$1.1	7.7%
Information Management	6.3	9.2	(2.9)	(31.5)%

Total operating income	$21.6	$23.4	$(1.8)	(7.7)%

Net income (loss)	$9.3	$(3.7)	$13.0	—

Diluted earnings (loss) per share	$0.26	$(0.11)	$0.37	—

(In millions, except per share data)	Nine Months Ended,
	February 27, 2004	February 28, 2003	Change
Revenue:
Network Services and Systems	$216.7	$199.7	$17.0	8.5%
Information Management	123.5	114.7	8.8	7.7%

Total revenue	$340.2	$314.4	$25.8	8.2%

Operating income:
Network Services and Systems	$46.1	$45.8	$0.3	0.7%
Information Management	19.4	21.9	(2.5)	(11.4)%
Other	(2.9)	—	(2.9)	—

Total operating income	$62.6	$67.7	$(5.1)	(7.5)%

Net income	$25.4	$20.1	$5.3	26.4%

Diluted earnings per share	$0.71	$0.58	$0.13	22.4%

Revenue

Total revenue increased $7.1 million, or 6.5%, to $116.1 million in the third quarter of fiscal 2004 from $109.0 million in the third quarter of fiscal 2003. On a segment basis, Network Services and Systems revenue grew $6.2 million, or 9.1%, to $74.2 million in the third quarter of fiscal 2004 from $68.0 million in the third quarter of fiscal 2003. Information Management revenue grew $0.9 million, or 2.2%, to $41.9 million in the third quarter of fiscal 2004 from $41.0 million in the third quarter of fiscal 2003. The increases in revenue are due to the reasons discussed previously in “Fiscal Third Quarter Financial Review.”

Total revenue for the first nine months of fiscal 2004 increased $25.8 million, or 8.2% to $340.2 million from $314.4 million in the first nine months of fiscal 2003. On a segment basis, Network Services and Systems revenue grew $17.0 million, or 8.5%, to $216.7 million in the first nine months of fiscal 2004 from $199.7 million in the first nine months of fiscal 2003. Information Management revenue grew $8.8 million, or 7.7%, to $123.5 million in the first nine months of fiscal 2004 from $114.7 million in the first nine months of fiscal 2003. Revenue in this period grew due to increased transactions volume and greater market share in our Network Services and Systems business, and growth in our German and domestic business in our Information Management segment.

Operating Expenses

Our significant expenses are compensation, data costs, depreciation and amortization, and communications expense. Together, exclusive of restructuring, impairment and other charges, these expenses represented 64% of our operating expenses in the third quarter of fiscal 2004, and 65% in the third quarter of fiscal 2003. For the first nine months of fiscal 2004, exclusive of restructuring, impairment and other charges, these expenses represented 63% of our operating expenses compared to 65% for the first nine months of fiscal 2003. Cost of service includes certain compensation, computer operations, data costs, consulting services, telecommunications, customer support, and application maintenance expenses. Sales, general and administrative expense includes certain compensation, sales, marketing, administration, and corporate overhead expenses.

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

As a percent of revenue, compensation expense, exclusive of restructuring, impairment and other charges, which includes incentive pay, commissions, and related fringe benefits, and is net of capitalized labor, increased in the third quarter of fiscal 2004 over the third quarter of fiscal 2003. The increase was a result of a lower rate of capitalization of labor as new products are placed into service and increased expense related to non-cash compensation. Compensation expense as a percent of revenue decreased in the first nine months of fiscal 2004 from the first nine months of fiscal 2003. This decrease is due to increased productivity as a result of our training initiatives and cost control efforts as well as the scalability of our business model and the rate of capitalization of labor in the first half of the year related to product development. We have also achieved compensation savings through the streamlining of our Pharmacy Services & Systems, Hospital, and Information Management businesses begun in the first quarter. We will continue to look for ways to improve efficiencies, including centralization, in our businesses.

(In millions)	Third Quarter Ended,
	February 27, 2004	February 28, 2003
Compensation expense, net of capitalized labor	$30.3	$27.7
Revenue	$116.1	$109.0
Percent of revenue	26.1%	25.4%

(In millions)	Nine Months Ended,
	February 27, 2004	February 28, 2003
Compensation expense, net of capitalized labor	$85.1	$84.0
Revenue	$340.2	$314.4
Percent of revenue	25.0%	26.7%

Cost of Service

Cost of service, or COS, includes certain compensation, computer operations, data costs, consulting services, telecommunications, customer support, and application maintenance expenses. COS increased $5.8 million, or 10.9%, to $58.9 million in the third quarter of fiscal 2004 from $53.1 million in the third quarter of fiscal 2003. In the first nine months of fiscal 2004, COS increased $14.3 million, or 9.1%, to $171.2 million from $156.9 million in the first nine months of 2003. The increase was due primarily to increased data costs discussed below and variable costs related to increased revenue. As a percent of revenue, during the third quarters of fiscal 2004 and 2003 COS expense was 50.7% and 48.7%, respectively. During the first nine months of fiscal 2004 and 2003 COS expense as a percent of revenue was 50.3% and 49.9%, respectively. We expect that COS, as a percent of revenue, will be similar for the remainder of fiscal 2004.

Data Costs

We buy data from various sources to supplement our own data collection efforts. Data costs increased $2.1 million, or 14.4%, to $16.7 million in the third quarter of fiscal 2004 from $14.6 million in the third quarter of fiscal 2003. Data costs increased $8.4 million, or 21.6%, to $47.3 million in the first nine months of fiscal 2004 from $38.9 million in the first nine months of fiscal 2003. The increase was due to the purchase of additional data types for our new German informatics products, an increase in volume of other data purchased, and an increase in the costs of such data. As a percent of revenue, data costs increased from fiscal 2003 to fiscal 2004. We are actively pursuing programs to continue to contain data costs, including exploring new areas of opportunity where data is less costly.

(In millions)	Third Quarter Ended,
	February 27, 2004	February 28, 2003
Data costs	$16.7	$14.6
Revenue	$116.1	$109.0
Percent of revenue	14.4%	13.4%

(In millions)	Nine Months Ended,
	February 27, 2004	February 28, 2003
Data costs	$47.3	$38.9
Revenue	$340.2	$314.4
Percent of revenue	13.9%	12.4%

Communications Costs

Communications costs decreased as a percent of revenue to 3.4% in the third quarter of fiscal 2004 from 3.6% in the third quarter of fiscal 2003 and decreased as a percent of revenue to 3.6% in the first nine months of fiscal 2004 from 4.0% in the first nine months of fiscal 2003. This reduction in costs as a percent of revenue results from our conversion to new technologies that allow us to provide superior service to our customers at reduced cost. Because competition in the telecommunications industry has resulted in historically low communications costs, we do not expect significant future reductions in communications costs.

(In millions)	Third Quarter Ended,
	February 27, 2004	February 28, 2003
Communication costs	$3.9	$3.9
Revenue	$116.1	$109.0
Percent of revenue	3.4%	3.6%

(In millions)	Nine Months Ended,
	February 27, 2004	February 28, 2003
Communication costs	$12.2	$12.7
Revenue	$340.2	$314.4
Percent of revenue	3.6%	4.0%

Software Costs

The primary engine of growth for NDCHealth is the creation of new and enhanced products. Software costs are related to the development of new products and maintenance and enhancement of existing products. As such, software costs are an investment in the growth engine of the company and are essentially our investment in future growth. Our approach, which we believe is succeeding, is to learn what the market needs and correlate these needs with the disciplined development of products. As these new products are sold and installed, we expect to grow revenue, gross profit (defined as revenue less cost of service) and increase cash flow. We capitalize the cost of developing software held for sale to our customers as well as software used internally to provide services to our customers. Depreciation expense associated with capitalized software is discussed below under depreciation and amortization. Our current focus is on developing products such as our new pharmacy systems, ePREMIS for hospitals, NDC Prescriber, NDC Dynamic Claims Analyzer, NDC FutureRx, Retail Insight and Payment Insight, as well as Canadian pre- and post editing, long-term care prescription sales compensation, injectible prescription tracking and point-of-sale messaging capabilities.

Development costs capitalized as a percent of total development costs decreased to 74.1% in the third quarter of fiscal 2004 from 79.1% in the second quarter of fiscal 2004 and 81.7% in the third quarter of fiscal 2003. For the first nine months of fiscal 2004, development costs capitalized as a percent of total development costs declined to 74.8% from 80.2% in the first nine months of fiscal 2003.

(In millions)	Third Quarter Ended,
	February 27, 2004	February 28, 2003
Total costs associated with software development	$10.8	$9.3
Less: capitalization of internally developed software	(8.0)	(7.6)

Net software development expense	2.8	1.7
Software maintenance expense	2.6	2.2

Total net software expense	$5.4	$3.9

Revenue	$116.1	$109.0
Capitalization of internally developed software as a % of revenue	6.9%	7.0%

Total net software expense as a % of revenue	4.7%	3.6%

Capitalization of internally developed software as a % of total costs associated with software development	74.1%	81.7%

(In millions)	Nine Months Ended,
	February 27, 2004	February 28, 2003
Total costs associated with software development	$32.6	$27.3
Less: capitalization of internally developed software	(24.4)	(21.9)

Net software development expense	8.2	5.4
Software maintenance expense	7.2	7.2

Total net software expense	$15.4	$12.6

Revenue	$340.2	$314.4
Capitalization of internally developed software as a % of revenue	7.2%	7.0%

Total net software expense as a % of revenue	4.5%	4.0%

Capitalization of internally developed software as a % of total costs associated with software development	74.8%	80.2%

Total costs associated with software development for our new pharmacy system was $5.4 million in the third quarter of fiscal 2004 versus $4.0 million in the third quarter of fiscal 2003. Approximately $4.6 million of these development costs were capitalized resulting in net development expense associated with our new pharmacy system of approximately $0.8 million in the third quarter of fiscal 2004. For the first nine months of fiscal 2004, total costs associated with software development for our new pharmacy system were $14.8 million versus $11.6 million in the first nine months of fiscal 2003. Approximately $12.2 million of these development costs were capitalized resulting in net development expense associated with our new pharmacy system of approximately $2.6 million in the first nine months of fiscal 2004. Pharmacy system software maintenance expense was $0.5 million in the third quarter of fiscal 2004. For the first nine months of fiscal 2004 pharmacy system software maintenance expense was $1.4 million.

Sales, General and Administrative Expense

Sales, general and administrative, or SG&A, expense consists primarily of salaries, wages and expenses relating to sales, marketing, administrative and management employees, employee training costs, and occupancy of leased space directly related to these functions. SG&A expense increased $3.6 million, or 16.1%, to $25.9 million in the third quarter of fiscal 2004 from $22.3 million in the third quarter of fiscal 2003. In the first nine months of fiscal 2004, SG&A increased $9.3 million, or 14.4%, to $73.9 million from $64.6 million in the first nine months of 2003. As a percent of revenue, during the third quarters of fiscal 2004 and 2003 SG&A expense was 22.3% and 20.5%, respectively. During the first nine months of fiscal 2004 and 2003 SG&A expense as a percent of revenue was 21.7% and 20.5%, respectively. The increase was due to increases in governance and other corporate costs. Additionally, we incurred additional bad debt expense of $0.9 million as a result of a review of our allowance for doubtful accounts in our physician business unit during the third quarter of fiscal 2004 which increased SG&A expense. We expect that SG&A expense, as a percent of revenue, will be similar for the remainder of fiscal 2004 due to increased corporate governance expenses and continued new investment in our sales and marketing programs to support the rollout of new products.

Depreciation and Amortization

Depreciation and amortization expense increased in the third quarter of fiscal 2004 from the third quarter of fiscal 2003, and increased in the first nine months of fiscal 2004 from the first nine months of fiscal 2003. The increase was due to increased amortization related to the second step of the TechRx acquisition completed in May 2003, the rollout of new products, and amortization of intangible assets acquired in the ArcLight transaction. Depreciation and amortization expense will increase in the remainder of fiscal 2004 as newly developed products are placed in service and intangible assets acquired in the TechRx and ArcLight acquisitions are amortized.

(In millions)	Third Quarter Ended,
	February 27, 2004	February 28, 2003
Depreciation and amortization	$9.8	$7.8
Revenue	$116.1	$109.0
Percent of revenue	8.4%	7.2%

(In millions)	Nine Months Ended,
	February 27, 2004	February 28, 2003
Depreciation and amortization	$28.5	$23.0
Revenue	$340.2	$314.4
Percent of revenue	8.4%	7.3%

Operating Income

Operating income decreased $1.8 million, or (7.7%), to $21.6 million in the third quarter of fiscal 2004 from $23.4 million in the third quarter of fiscal 2003. Operating income decreased $5.1 million, or (7.5%), to $62.6 million in the first nine months of fiscal 2004 from $67.7 million in the first nine months of fiscal 2003. Operating income decreased in the first nine months due to restructuring, impairment and other charges of $4.0 million, increased depreciation and amortization, increased data costs, higher corporate costs, additional bad debt expense, and expenses associated with ArcLight. $2.9 million of the $4.0 million restructuring, impairment and other charges in the first nine months of fiscal 2004 is in Other operating income, and $1.1 million is in Network Services and Systems.

In the fourth quarter of fiscal 2003, in conjunction with the completion of the TechRx acquisition, we began a review of the entirety of NDCHealth to identify opportunities for increased operational efficiencies. This ongoing review includes an assessment of our organizational structure as well as our physical operating locations. We have taken several actions in the first nine months of fiscal 2004 as a result of this review.

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

During the second quarter of fiscal 2004, we began the consolidation of our European operations. In the first step we began to streamline the management organization, and realign the focus, of our United Kingdom pharmacy systems business. In connection with the first step, we recorded charges of approximately $0.7 million for lease termination costs and impairment of assets in the second quarter that are not aligned with the current focus of our United Kingdom business. In connection with additional streamlining, we recorded approximately $0.1 million in severance related costs in the second quarter.

We expect to continue to review alternatives to reduce costs, including strategies to eliminate losses in Europe and efficiencies gained through the acquisition of ArcLight, in the remaining period of fiscal 2004.

Provision for Income Taxes

Our estimated effective tax rate in the first nine months of fiscal 2004 was 37.5% compared to 44.4% in the first nine months of fiscal 2003. The tax rate for fiscal 2003 was higher due to certain capital losses that were not deductible in fiscal 2003.

Interest and Other Expense

Interest and other expense consists of interest expense, amortization of debt issuance costs and other miscellaneous non-operating expense. Interest and other expense as a percent of revenue decreased to 6.0% in the third quarter of fiscal 2004 from 7.1% in the third quarter of fiscal 2003. The decrease was a result of a lower rate on our term loan as discussed in Liquidity and Capital Resources, repayment of principal in the third quarter of fiscal 2004, and increased interest expense during the third quarter of fiscal 2003 in which $200 million of 10 ½% Senior Subordinated Notes Due 2012 and the 5% convertible subordinated notes due November 2003 were both outstanding. Interest and other expense as a percent of revenue increased to 6.6% in the first nine months of fiscal 2004 from 4.7% in the first nine months of fiscal 2003. The increase was a result of increased debt levels.

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

Net cash provided by operating activities was $70.4 million for the first nine months of fiscal 2004, an increase of $0.1 million from $70.3 million in the first nine months of fiscal 2003. Net income adjusted for non-cash items including equity in losses of affiliated companies, non-cash portion of restructuring, impairment and other charges, non-cash in-process research and development charges, non-cash early extinguishment of debt charges, loss related to investments, and depreciation and amortization was $56.3 million in the first nine months of fiscal 2004 compared to $62.5 million in the first nine months of fiscal 2003. As a result of our acquisition of TechRx, in the first three months of fiscal 2004 we began to recognize the benefit of net operating loss carry-forwards, or NOLs, previously generated by TechRx, with a net tax benefit of approximately $17 million. We expect to utilize approximately $7 million of this benefit in fiscal 2004 with the balance carried forward into fiscal 2005. The utilization of these NOLs positively impacts net cash provided by operating activities by reducing our current cash tax payments.

While net cash provided by operating activities was at similar levels in the first nine months of fiscal 2004 and fiscal 2003, there were significant differences in several items. These differences included accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities, and accrued interest on long-term debt. Accounts receivable used $6.1 million of cash in the first nine months of fiscal 2004 and used $5.3 million of cash in the first nine months of fiscal 2003. Even though DSO decreased by three days from the same period last year, accounts receivable increased because increased sales required more working capital in order to extend credit to our customers. Prepaid expenses and other assets used $1.7 million of cash in the first nine months of fiscal 2004 and used $8.6 million of cash in the first nine months of fiscal 2003. Accounts payable and accrued liabilities provided $7.3 million of cash in the first nine months of fiscal 2004 and used $1.3 million of cash in the first nine months of fiscal 2003. This difference was the result of management’s increased focus in 2004 on minimizing working capital requirements. Accrued interest on long-term debt used $6.2 million of cash in the first nine months of fiscal 2004 and provided $6.5 million of cash in the first nine months of fiscal 2003. This difference was the result of differences between the cash payment of interest on our Senior Subordinated Notes and other credit facilities and the accrual of expense for the next required payment. Another difference between the first nine months of fiscal 2004 and the first nine months of fiscal 2003 was changes in deferred revenue. These changes in deferred revenue used $1.5 million of cash in the first nine months of fiscal 2004 and used $3.9 million of cash in the first nine months of fiscal 2003. In our Network Services and Systems segment, our strategy is to market a complete set of solutions rather than individual products that we emphasized in the past. As a result, more of our network contracts are subject to EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” The impact is an increase in deferred revenue as the customer remits payment in advance and revenue is recognized in future periods.

The nature of an information services business is such that it requires a substantial continuing investment in technology equipment and product development in order to expand the business. Creation of new and enhanced products is the engine of growth for NDCHealth and we continue to invest in our future growth through focus on product development. We are generally able to fund these investments internally from excess cash generated from operations. Historically we have also expanded our business through acquisitions and strategic investments in other businesses. The cash we use to expand our business is shown as net cash used in investing activities. Capital expenditures, which reflect our investment in equipment and product development such as software costs discussed above, were $33.6 million in the first nine months of fiscal 2004, including $24.4 million in capitalized software costs and $2.2 million in capitalized interest; and $31.8 million in the first nine months of fiscal 2003, including $21.9 million in capitalized software costs and $1.1 million in capitalized interest. Capital expenditures were funded from cash from operations in both years. As we continue the rollout of new products and solutions during fiscal 2004, we expect to reduce the capital expenditure run rate while also improving our revenue growth, gross profit and ultimately, cash flow. In addition, capital expenditures in the first nine months of fiscal 2004 included some costs that we would not expect to repeat. As a result, the level of capital expenditures in the first nine months of fiscal 2004 is not indicative of the expected full-year capital expenditure level, which is expected to be approximately $45 million, including approximately $31.0 million in capitalized software costs.

We used $7.1 million of cash in the first nine months of fiscal 2004 for other investing activities, primarily the payment of transaction costs related to the completion of our acquisition of TechRx at the end of fiscal 2003 and additional investment in InstantDx, a provider of technology that allows physicians to write electronic prescriptions using mobile phones, desktop computers, and other web-enabled devices. During the first nine months of fiscal 2003, we used cash totaling $13.8 million for the payment of merger related costs associated with our acquisition of a controlling interest in TechRx at the end of fiscal 2002 and for the acquisition of German pharmaceutical data related to the development of a new informatics product. During the first nine months of fiscal 2004, proceeds from the sale of equipment provided cash of $2.1 million.

We currently have in place a $225 million senior credit facility, consisting of a $100 million five-year revolving credit facility and a $125 million six-year term loan, and have $200 million in senior subordinated notes outstanding. Details of our indebtedness are discussed below. We believe that our current level of cash on hand, future cash flows from operations, and our credit facility are sufficient to meet our operating needs in fiscal 2005.

In November 2002, we completed a refinancing that included a new $225 million senior secured credit facility and the issuance of $200 million of 10 ½% Senior Subordinated Notes due 2012 in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933. On September 2, 2003 we completed an exchange offer whereby we exchanged all of the unregistered notes for substantially identical registered senior subordinated notes. As of February 27, 2004, the fair market value of the notes was approximately $223.3 million.

On December 19, 2003, the credit facility was amended to reduce the interest rate and relax certain covenants to provide us added flexibility. As of February 27, 2004, $109 million was outstanding under the term loan, which bore interest at a weighted average annual interest rate equal to 4.4% during the third quarter. The $100 million revolving credit facility is available for working capital and general corporate purposes and has a variable interest rate based on market rates. As of February 27, 2004 there were no borrowings outstanding under the revolving credit facility. The credit facility contains certain financial and non-financial covenants customary for financings of this nature. As of February 27, 2004, we were in compliance with all restrictive covenants and expect to remain in compliance with the amended covenants in the foreseeable future.

Borrowings under the amended credit facility bear interest, at our option, at a rate based on either (1) the applicable margin plus the base rate, which is the higher of the per annum rate, which the administrative agent publicly announces from time to time to be its prime lending rate, and the federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.5%, or (2) the applicable margin plus a 1, 2, 3 or 6 month “LIBOR” rate. The amended credit facility eliminates the LIBOR minimum of 2.00% for term loan borrowings contained in the original facility. The applicable margin with respect to term loan borrowings is a percentage per annum equal to 1.75% for base rate borrowings and 2.75% for LIBOR borrowings. The applicable margin with respect to borrowings under the revolving credit facility is a percentage per annum equal to 1.50% for base rate borrowings and 2.50% for LIBOR borrowings. The applicable margin is subject to adjustments based on our financial performance. Under the credit agreement there is no cap on the interest rate applicable to the term loan or the revolving credit facility.

We intend to reduce our level of senior debt during fiscal 2004 and 2005, and believe that free cash flow, defined as net cash provided by operating activities less capital expenditures and dividends paid, is a meaningful measure of our ability to generate cash for this use. Free cash flow is not a GAAP measurement and may not be comparable to free cash flow reported by other companies. Free cash flow decreased to $32.5 million in the first nine months of fiscal 2004 from $34.3 million in the first nine months of fiscal 2003 due to increased capital expenditures in the first nine months of fiscal 2004.

The table below reconciles free cash flow for the nine months ended February 27, 2004 and February 28, 2003 to our results determined under GAAP.

(in thousands)	Nine months ended February 27, 2004	Nine months ended February 28, 2003
Net cash provided by operating activities	$70,365	$70,281
Capital expenditures	(33,633)	(31,767)
Dividends paid	(4,254)	(4,170)

Free cash flow	$32,478	$34,344

Stock activities provide us an additional source of liquidity. Stock activities are primarily related to the exercises of employee stock options and issuances under the employee stock purchase plan. In the first nine months of fiscal 2004, issuance of shares of our common stock generated $8.4 million versus $1.3 million in the first nine months of fiscal 2003. Although the issuance of additional shares provides us with liquidity, it results in a dilution of each individual stockholder’s equity. Another use of cash is the payment of dividends, which totaled $4.3 million in the first nine months of fiscal 2004 and $4.2 million in the first nine months of fiscal 2003.

Discontinued operations used $1.5 million in the first nine months of fiscal 2004, primarily in the settling of liabilities, versus $4.4 million in the first nine months of fiscal 2003. Net operating loss carry-forwards related to our discontinued operations allowed us to reduce our cash tax payments by $6.1 million in the first nine months of fiscal 2003.

Forward-Looking Information

This report contains forward-looking statements. The statements related to the Company’s expected business outlook and the Company’s guidance for fiscal year 2004 are forward-looking statements. In general, forward-looking statements may include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” or similar expressions. These statements involve risks and uncertainties that may cause actual results to differ materially from those set forth in the forward-looking statements. Among other things, the Company’s business outlook and the projected results for the remainder of fiscal year 2004 are based on preliminary estimates, assumptions and projections that management believes to be reasonable at this time, but are beyond management’s control. Some of management’s assumptions that underlie the Company’s forward-looking statements include, among others, assumptions regarding demand for the Company’s products, the cost and timing of product upgrades and new product introductions, gains in market share, industry conditions affecting the Company’s customers, expected pricing levels, expected growth of revenue and net income, the timing and cost of planned capital expenditures, any regulatory action, outcomes of pending or threatened litigation, the aging of accounts receivable from the company’s value-added resellers and levels of inventory purchased by these VARs, as well as recognition of VAR revenue and the adequacy of associated VAR accounts-receivable reserves and expected synergies relating to acquisitions, joint ventures and alliances.

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

ITEM 4 – CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of February 27, 2004. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that, as of February 27, 2004, our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There has been no change in our internal control over financial reporting during the quarter ended February 27, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

ITEM 1 - LEGAL PROCEEDINGS

Several independent pharmacies filed a lawsuit on December 23, 2002 in the Twentieth Judicial Circuit Court, St. Clair County, Illinois, against IMS Health, Inc., or IMS, and sixty-two other defendants, including us (collectively the computer systems vendors). We were served with the lawsuit in May 2003. The pharmacies, Douglas & Ogden Medical Center Pharmacy, Inc. d/b/a Douglas Main Pharmacy, Timmerman & Associates, Inc. d/b/a Comprehensive Care Pharmacy, and John Hartman d/b/a Bittles Drug Store allege that IMS violated the Illinois Trade Secrets Act and breached alleged contracts it had with the computer systems vendors by reselling what the plaintiffs claim to be proprietary drug information to a competing prescription drug provider. The plaintiffs have also alleged that the computer systems vendors, including us, violated the Illinois Trade Secrets Act and breached alleged contracts with the plaintiffs by providing what they claim to be proprietary pharmacy data to IMS. On February 17, 2004, all claims, including any obligations to pay any of the damages, sought in this case against us were dismissed with prejudice. Furthermore, IMS Health has also agreed to pay our reasonable attorneys’ fees incurred in connection with the defense of this case.

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

On October 14, 2003, we filed suit in the 96th Judicial District Court, Tarrant County, Texas, against 1-Rex, Inc., FDS, Inc., Healthcare Computer Corporation, Freedom Drug Stores, Inc., Freedom Data Services, Inc. and William Rex Akers (collectively the “Defendants”) for breach of contract, misappropriation of trade secrets, fraud, and negligent misrepresentation, seeking millions of dollars in damages for Defendants’ wrongful conduct. On March 5, 2004, Defendants filed a counterclaim against us, asserting claims for tortious interference with a prospective contract, violations of Section 15.05(b) of the Texas Business and Commerce Code, civil conspiracy, and seeking a declaratory judgment in connection with various claims made by us. Defendants seek over $25 million in damages, plus attorneys’ fees, pre-judgment and post-judgment interest, and punitive damages. We intend to vigorously prosecute our causes of action against the Defendants, have denied all liability and damages sought in the counterclaim, and are vigorously defending the claims asserted against us.

On April 7, 2004, a putative securities class-action lawsuit was filed in the United States District Court for the Northern District of Georgia against the Company and Messrs. Hoff and Hutto. The complaint addresses the Company’s April 1, 2004 announcement that it would delay the release of fiscal third-quarter results pending a review of certain practices and procedures relating to the timing of revenue recognition of sales to the value-added reseller channel in the Company’s Physician business unit. The complaint generally alleges, among other things, that members of a purported class of stockholders who purchased common stock between October 1, 2003 and March 31, 2004 were damaged as a result of purported accounting irregularities, the Company’s previously issued financial statements were materially false and misleading, thereby causing the prices of the Company’s common stock to be inflated artificially. The complaint further alleges that, as a result defendants violated Section 10(b) and 20(a) of the Securities Exchange of 1934, and Rule 10b-5 promulgated thereunder. The action seeks unspecified monetary damages and other relief. The Company intends to vigorously defend itself. The Company has not been served.

We are also aware that, on April 14, 2004, a press release was issued by the law firm of Federman & Sherwood stating that a complaint was filed in the United States District Court for the Northern District of Georgia against the Company. At this time we have neither been served with, nor seen a copy of the complaint.

Additionally, we are party to a number of other claims and lawsuits incidental to our business. We believe that the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

We issued 381,098 unregistered shares of NDCHealth common stock with an estimated value as of the date of issuance of $10.0 million to ArcLight Systems LLC, an information management company with administrative offices in Westerville, Ohio, on December 31, 2003. These shares were issued in a private placement pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The shares were issued in partial consideration for our acquisition of all fixed assets and employees and a seven year exclusive license to its assets. We also issued a five-year warrant to purchase an additional 381,098 shares of NDCHealth common stock at an exercise price of $26.24 per share with an estimated value as of the date of issuance of $4.4 million.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon our senior securities during the quarter ended February 27, 2004.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10(i)	Letter Amendment No. 4 to Credit Agreement dated as of January 22, 2004 by and among the Registrant, Merrill Lynch Capital, and the Lenders and agents from time to time party thereto.

31(i)	Rule 13a-14(a)/15d-14(a) Certification of Walter M. Hoff

31(ii)	Rule 13a-14(a)/15d-14(a) Certification of Randolph L.M. Hutto

32	Section 1350 Certification

(b) Reports on Form 8-K were filed during the quarter ending February 27, 2004. The items reported, any financial statements filed, and the dates of any such reports are listed below.

(i) NDCHealth Corporation’s Current Report on Form 8-K filed on January 7, 2004, reporting as an exhibit under Item 7 the Company’s press release dated January 7, 2004; under Item 9 Management’s discussion of its’ business position and strategy; and under Item 12 the Company’s release of financial results for the quarter ended November 28, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NDCHealth Corporation
(Registrant)

By:	/s/ Randolph L.M. Hutto
Randolph L.M. Hutto
Chief Financial Officer
(Authorized Signing Officer and Principal Financial Officer)

Date: April 19, 2004

NDCHEALTH CORPORATION

FORM 10-Q

INDEX TO EXHIBITS

Exhibit Numbers	Description
10(i)	Letter Amendment No. 4 to Credit Agreement dated as of January 22, 2004 by and among the Registrant, Merrill Lynch Capital, and the Lenders and agents from time to time party thereto.

31(i)	Rule 13a-14(a)/15d-14(a) Certification of Walter M. Hoff

31(ii)	Rule 13a-14(a)/15d-14(a) Certification of Randolph L.M. Hutto

32	Section 1350 Certification