Form 10-K
period 2004-05-28
NDCHEALTH CORP
filed 2004-08-11
CIK 70033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 28, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $934,574,434 based upon the last reported sale price on The New York Stock Exchange on November 28, 2003 using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting and non-voting common equity owned by all directors and officers of the registrant, some of whom may not be held to be affiliates upon judicial determination.

The number of shares of the registrant’s common stock, par value $.125, outstanding as of August 5, 2004 was 36,081,294.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K
Portions of the Company’s Definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders to be held on October 28, 2004	Part III

NDCHEALTH CORPORATION

2004 FORM 10-K ANNUAL REPORT

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding our ability to expand in new and existing markets, demand for our products and services, the cost and timing of product upgrades and new product introductions, gains in market share, industry conditions affecting our customers, expected pricing levels, expected growth of revenue and net income, the timing and cost of planned capital expenditures, the timing of recognition of certain revenue, expected outcomes of pending litigation and expected synergies relating to acquisitions, joint ventures and strategic alliances, expected proceeds from the disposition of certain assets, ability to meet bank financial covenants and ability to obtain waivers of any covenant default or amend credit agreements to avoid any covenant default. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Additional risk factors are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report.

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on our current assumptions and expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

PART I

Item 1. BUSINESS

Unless the context requires otherwise, references in this report to “the Company,” “we,” “our,” “us” and similar expressions refer to NDCHealth Corporation and its consolidated subsidiaries. Unless otherwise noted, all references in this report to a particular fiscal year means our fiscal year as described in our “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained in this report.

General

NDCHealth Corporation is a Delaware corporation incorporated in 1967, and is a leading healthcare information solutions company that provides products and services to the major segments of the healthcare industry – pharmacies, hospitals, physicians, payers and pharmaceutical manufacturers.

We are a leading provider of value-added electronic health information processing services, in terms of the number of electronic transactions processed. We are connected to over 85% of United States and Canadian pharmacies, more than 20% of the nation’s hospitals and over 1,000 healthcare payers. We also provide information services and solutions to more than 100 pharmaceutical manufacturers and have sold practice management systems to more than 140,000 healthcare professionals. We believe that our connectivity and relationships across multiple segments of the healthcare industry position us to provide integrated information solutions to improve the efficiency and effectiveness of healthcare.

Our strategy starts with the fundamental transaction in healthcare’s revenue cycle – the submission of claims from providers to third party payers through our NDCHealth Intelligent Network™. From our network, where authorized by our customers, we capture the claim and related transaction information, combine that information with data we purchase, and create information solutions for pharmaceutical manufacturers and providers. Our information strategy is to continue to aggregate and integrate data from our processing network to create unique new products which build additional streams of revenue and expand margins.

We are currently executing a business strategy to evolve from a value added intelligent network and information products provider to an integrated healthcare information solutions company. Our strategy is to continue to expand our markets and add new product and service applications as we offer our customers high quality, quantifiable value-added information solutions in healthcare. We seek to achieve this strategy by leveraging the assets of our three business segments, Network Services and Systems, Information Management, and Pharmacy Benefit Services, and growing a sustainable business model with a consistent base of predictable, recurring revenue.

As a result of regular strategy reviews, during the fourth quarter of fiscal 2004 the decision was made to dispose of our European businesses, which include NDCHealth Limited, NDCHealth Holdings UK Ltd, and NDCHealth GmbH. The discontinuance allows us to eliminate the negative financial impact of our European information businesses and focus on accelerating the rollout of new pharmacy and hospital solutions, integrating the acquired ArcLight business, and developing new information solutions for the pharmacy and pharmaceutical industries in North America.

The NDCHealth Intelligent Network is the cornerstone of our Network Services and Systems segment and transmits information from pharmacies and hospitals to third party payers for reimbursement. These payers include private insurance carriers, managed care organizations, pharmacy benefit managers (“PBMs”) and government programs. We also link pharmaceutical manufacturers and wholesalers with providers and payers. We offer to our pharmacy customers transaction processes such as claims submission, customized validation and proprietary message editing, eligibility verification, remittance advice, referral authorization, prescription ordering, and refill authorization. The acquisition of TechRx Incorporated (“TechRx”) in fiscal 2002 strengthened our position in the point-of-service prescription fulfillment area, and our new T-Rex line of products is being sold to customers in a manner which is designed to create a recurring revenue stream.

We also offer claims processing for hospitals, as well as providing claims editing, to increase the acceptance rate by payers of hospital claims and assist hospital management in improving cash flow and reducing their accounts receivable outstanding. NDC ePREMIS™, our newest platform for revenue cycle management launched in late fiscal 2003, expands functional attributes and creates the base upon which new applications can be built. Using new application internet technology, this offering allows us to upgrade our existing base of over 1,500 hospital customers, add new large hospitals and provides the opportunity to penetrate the smaller (under 400 beds) hospital market. Similar to our pharmacy offerings, the new workflow features of NDC ePREMIS permit multiple people to work with claims simultaneously, yielding greater efficiency and better workload balancing. NDC ePREMIS can also be integrated into hospital information systems provided by various major companies to further extend our market reach.

In the physician space, we are focused on a niche in the one-to-three physician practice group market, and have sold our solutions to more than 100,000 medical practices. Physician’s offices utilize our software and systems to handle patient scheduling and billing, and to manage their accounts receivable. Because of the relative lack of automation in small physician offices, we believe these customers represent a unique opportunity for expanded electronic claims processing services. This electronic connection also assists our customers in improving their cash flow and provides an important communication channel between the payer and the physician. We have already connected systems for approximately 14,000 physicians to a third party on-line network to process claims using an electronic data interchange (“EDI”) network.

Our pharmacy, hospital, and physician systems are the entry and exit points for information to and from our NDCHealth Intelligent Network. Through our network, we are partnering with our customers to improve efficiency and effectiveness in healthcare. Some examples include: real time eligibility verification, drug formulary and inventory management, and facilitation of prompt payment.

Our Information Management segment provides innovative decision support solutions enabling pharmaceutical manufacturers to evaluate performance and develop strategies for improved marketing and sales efforts. We collect data from retail pharmacies, drug wholesalers, our NDCHealth Intelligent Network and manufacturers to give our customers a complete source of information on which to base their business decisions. We also offer solutions from our NDCHealth Intelligent Health Repository™, a diagnosis-to-drug linked database of healthcare business information which includes pharmaceutical distribution, pharmaceutical sales, and medical services information. We transform this large volume of drug sales, prescribing physician, and de-identified patient data into information solutions that can help our customers better analyze their markets, more effectively develop and position their product offerings, and ultimately better understand the effectiveness of drug therapies.

During the fourth quarter of fiscal 2004, we established a third business segment – Pharmacy Benefit Services – to reflect actions taken to expand our adjudication and administrative transaction services. This business was formerly reported as a part of the Network Services and Systems segment, and provides our customers with tools, resources and data that allow them to more efficiently manage their pharmacy benefit plans. The services provided are claims processing and adjudication, consulting on clinical guidelines, formulary and rebate management, pharmacy network development and administration, and various reporting services.

Our business model generates revenue consisting of transaction processing fees, maintenance and support fees, information management subscription fees and single-use service sales, consulting services and software license revenue. Our applications help customers better manage their revenue cycle and accelerate cash flow, reduce overhead costs, react quickly to changing market conditions, improve business operations and streamline administrative processes.

We believe that the healthcare market offers attractive opportunities for renewed growth. As we execute our strategy, we seek to increase both our penetration of existing markets and to enter new, related markets through the development of new integrated information solutions. Additionally, we are expanding our distribution channels and, where appropriate, working with other companies with complementary products, services, development, and/or distribution capabilities to achieve our vision of being the leading integrated healthcare information solutions company.

Acquisitions, Investments and Strategic Alliances

From time to time, we have made acquisitions and investments and entered into strategic alliances in an effort to obtain a competitive advantage or an expanded presence in targeted markets. We believe that selective acquisitions, investments and strategic alliances are important to our ability to compete effectively.

In May 2003, we completed the acquisition of TechRx, a leading provider of pharmacy software that automates the prescription fulfillment process, with systems in over 20% of pharmacies in the United States. TechRx systems provide pharmacy customers with an integrated solution for in-store operations, centralized processing, and connectivity to payers and physicians. We were formerly a minority shareholder in TechRx and, in the fourth quarter of fiscal 2002, entered into an Agreement and Plan of Merger under which we agreed to acquire the remaining stock in a two-step transaction. Under the first step in May 2002, we acquired a controlling interest through the purchase of additional common stock and the conversion of non-voting convertible preferred stock for an additional investment in TechRx common stock of approximately $51.0 million. Under the second step, which closed in May 2003, we acquired the remaining shares in TechRx from minority shareholders for approximately $109.7 million cash, net. The purchase price of $5.55 per TechRx common share was determined on the basis of satisfaction of certain financial and operational milestones by TechRx as set forth in the merger agreement.

On December 31, 2003, we acquired the continuing operations of ArcLight Systems LLC (“ArcLight”), an information management company. We acquired fixed assets and employees and obtained a seven year exclusive license to certain of its assets, The purchase price included 381,098 shares of unregistered NDCHealth common stock with a market value as of the date of issuance of $10.0 million and a five-year warrant to purchase an additional 381,098 shares of NDCHealth common stock at an exercise price of $26.24 per share with an estimated value as of the date of issuance using the Black-Scholes option pricing model of $4.4 million. The assumptions used in estimating the warrant’s value were a risk-free interest rate of 3.3%, an expected dividend yield of 0.6%, an expected life of five years, and expected volatility of 48%.

The acquisition required the recording of transaction and lease termination costs totaling $3.1 million and a $0.7 million receivable for future cash payments from the remaining ArcLight business to NDCHealth relating to a previous agreement between the two parties. ArcLight made a transition payment of $2.0 million to NDCHealth at closing. The transition payment resulted in a reduction in the consideration we paid for ArcLight’s business. Future cash payments from ArcLight to NDCHealth relating to the previous agreement will reduce the net purchase price in subsequent periods.

Additionally, we will pay ArcLight royalties on our future sales of products utilizing ArcLight data and the agreement to use certain data may be extended for three additional years if certain financial and business objectives are met. If the agreement is extended for an additional three years, ArcLight will have the option to receive an additional $10.0 million in either cash or NDCHealth common stock. ArcLight is an information management company owned by a major wholesale drug distribution company, Cardinal Health, Inc., and a number of major retail pharmacy chains, including Albertson’s Inc., CVS Corporation, Kmart Corporation and Wal-Mart Stores, Inc.

On April 8, 2004, we announced the acquisition of McKesson Corporation’s OmniLinkSM pre- and post-editing (PPE) assets and customer base for pharmacy claims processing and editing for approximately $14.0 million in cash. In connection with the transaction, we signed an agreement to form a strategic alliance with McKesson’s pharmacy systems company that will enhance our offering of value-added transactions services to pharmacies. We will jointly market our NDC Pre & Post Editing Service solutions to the base of 2,300 McKesson Pharmacy Systems customers. This asset purchase will allow us to add more than 2,000 OmniLink store locations to our existing base of more than 30,000 pharmacies currently using our PPE services.

For additional information regarding our acquisitions, please see Note 3 – Business Acquisitions and Investments in the Notes to the Consolidated Financial Statements.

Products, Services and Distribution Channels

All of our products are designed to be compliant with the U.S. government’s Health Insurance Portability and Accountability Act, or HIPAA, regulations. We conduct our business in three primary segments: Network Services and Systems, which we offer primarily to healthcare providers and payers; Information Management, which we offer to pharmaceutical manufacturers; and Pharmacy Benefit Services, which we offer to payers. Financial information about segments and geographic areas can be found in Note 13 – Segment Information in the Notes to Consolidated Financial Statements.

Our Network Services and Systems segment represented approximately 59% of our total revenue, while our Information Management and Pharmacy Benefit Services segments were approximately 34% and 7% of our total revenue, respectively.

Network Services and Systems

We believe our NDCHealth Intelligent Network and point-of-service systems offer opportunities to streamline our customers’ workflow, improve their cash flow, provide real-time information to help providers better manage their practices, and give the healthcare industry methods to assure a higher quality of care at a lower cost. Our NDCHealth Intelligent Network connects pharmacies and hospitals to hundreds of benefit plans, using batch and real-time online connectivity. On a current run rate basis, we process over 5.1 billion healthcare transactions annually. The point-of-service systems that we offer help our customers improve efficiency and reduce costs while also serving as an additional source of transaction volume for our intelligent network. We offer real-time electronic connectivity through our NDCHealth Intelligent Network for claims/encounter editing, submission, eligibility verification, remittance advice, referral authorization, and claim status and tracking.

We believe that with the growing acceptance of healthcare technology and the need to speed payment while reducing costs and improving the quality of care, there will be an increase in the number and types of electronic healthcare transactions. Many of the new transaction types may have broad impact across the healthcare continuum. For example, new solutions such as electronic prescriptions can create new information management needs and directly impact the way physicians, hospitals, pharmacies and payers practice and do business. Other examples include electronic referrals by physicians to hospitals and the increased use of electronically available medical data by physicians, hospitals and other providers to satisfy new types of healthcare information needs.

We believe we are positioned to take advantage of these opportunities. Accordingly, we expect growth opportunities over time by helping to further automate our existing customers. We also expect transactions to increase as the population ages and use of electronic transmission for both existing and new transaction sets grows. We have developed and continue to expand distribution channels for our solutions through our direct sales force, alliances, value-added resellers and direct mail.

Our primary competitors in providing Network Services and Systems solutions are providers’ own in-house solutions, WebMD Corporation (“WebMD”) and numerous smaller regional companies.

Pharmacy Solutions

Our pharmacy offerings allow our customers to increase claims management accuracy and efficiency, to enhance the accuracy of reimbursements thereby reducing costs, to understand and react quickly to changing market conditions, to improve productivity and management of pharmacy operations, and gain valuable insight into revenue management and profit improvement. Our pharmacy solutions are available to independent, regional and national chain and mail-order pharmacies, and include:

Claims management solutions

•	NDC® eClaims enables pharmacies to process third-party insurance claims over the Internet for efficient and secure processing.

•	NDC® Pre & Post Editing performs real-time validation and data management of pharmacy claim submission data to minimize claim submission errors and ensure accurate claims reimbursement.

•	NDC RxSafety Advisor™ provides chain and independent retail pharmacies medication error prevention during the dispensing process by monitoring when characteristics of a prescription claim indicate there is a likelihood that a different medication or days supply is more appropriate.

•	NDC® Rx Transaction Performance Monitor is a visual interface that provides valuable insights into the nature and performance of our customers claims traffic through the NDCHealth® Intelligent Network.

•	NDC® Electronic Prescription Service is a web-based service that facilitates pharmacy and physician communications for electronic prescription orders and refill authorizations.

Revenue management programs

•	ProviderPay® is an automated solution of the entire revenue cycle providing next-day funding of third-party claims, online funding reconciliation services, and account aging by payer. (Provider Pay is a registered trade mark of P5 E. Health Services, Inc.)

•	PharmacyAide is a suite of pharmacy management services using a combination of the customer and NDCHealth data delivered through our consulting partner.

Decision support solutions

•	NDC® Retail Insight provides actionable analysis that combines our customers’ data with market data to create information that identifies and quantifies specific opportunities to increase revenue, margin and cash flow.

•	NDC® Prescriber Management Services provide a single-source solution for keeping practitioner profile data accurate and up to date.

•	NDC Pharmacy Market Analyzer is a convenient online subscription service that delivers cause and effect analyses, as well as performance assessment and decision support tools to optimize the profitability of our pharmacy customers.

Pharmacy management systems and services solutions

•	T-Rex One® is designed to automate the prescription fulfillment process and provide connectivity to our Intelligent Network for independent and small chain pharmacies. Included in the T-Rex One®package are third-party claims transmissions via the NDCHealth Intelligent Network, NDC Pre and Post Editing, software and upgrades, centralized prescriber and product pricing data, automated data backup and storage, digital signature capture, POS interface and a variety of reports.

•	T-Rex One® Enterprise is a network-based, centralized solution designed to serve the national and larger regional chain pharmacy markets. The T-Rex Enterprise software will be fully integrated with NDCHealth’s value-added network services for claims processing and PPE services. The software is being developed to address the challenges facing the pharmacy industry today - dramatic growth in prescription volume, pronounced pharmacist shortage, lower profit margins on prescriptions, increased patient demand for service, and increased competition for customers. Our software will allow a pharmacy to fill more prescriptions with the same number of pharmacists, integrate all pharmacy applications into one central system with a single source of customer files, and retain current customer base while increasing market share.

•	T-Rex® POS (point of sale) provides advanced information processing and reporting capabilities as well as centralized data storage. The Microsoft Windows®-based registers can run as standalone units, or networked and are designed to grow with our customers needs.

More than 85% of the pharmacies in North America are connected to our Intelligent Network, totaling over 50,000 chain, independent, mail order, managed care and institutional outlets.

Our pharmacy solutions are currently offered in the United States and Canada through our direct sales force and alliances. As a provider of pharmacy solutions, we compete with in-house capabilities as well as many companies including, McKesson Pharmacy Systems, PDX, Inc. and QS/1 Data Systems. Based on the number of pharmacies served, we believe that we are the largest provider of pharmacy systems and transaction processing solutions in North America.

Hospital Solutions

We have over 1,500 hospital and health system customers. As an established industry leader in revenue cycle management, we offer our customers software and services solutions that provide workflow management offerings and support for many different transactions. Our hospital solution set, NDC ePREMIS, provides tools to allow our customers to manage the claims and remittance process, accelerate and improve cash flow, reduce bad debt, track accounts receivable and costs, and improve productivity. We offer world-class service and support professionals to help our customers maximize the benefits they receive from our solutions. Our hospital offerings include:

•	NDC ePREMIS™ Claims Management is a workflow-oriented, Web-based claims management solution that helps hospitals manage their revenue cycle and control their financial performance. Our current PREMIS customers may migrate to the Application Service Provider (“ASP”) ePREMIS version, which includes increased editing capabilities, faster implementation and a flexible intuitive interface to help control financial performance.

•	NDC ePREMIS Remittance Management offers remittance data support/services utilizing electronic data interchange technology to enhance efficiency in the remittance process.

•	NDC ePREMIS Medical Necessity helps determine financial responsibility and manage Medicare compliance risks through utilization of a combination of content and application solutions that integrate with existing workflows to ensure compliance, revenue cycle improvement, and reduced operating costs.

•	NDC ePREMIS Verification Management Powered by Quovadx, Inc. provides an EDI platform to manage a full set of HIPAA-ready transactions such as eligibility verification, referrals, authorizations and pre-certifications, claims status and credit and identity checking. The solution, available browser-based or integrated, offers the ability to route transactions through a clearinghouse or direct to payers.

•	NDC ePREMIS Medical Necessity® Powered by Info-X is a stand-alone, browser-based solution that validates Medicare medical necessity prior to services being rendered. NDCHealth also offers Medical Necessity™ Dictionaries, which may be integrated into the patient accounting system for a front-end check, and is integrated into NDC ePREMIS Claims Management for a check prior to submission of the claim.

We compete with many companies in offering hospital solutions including Per-Se Technologies, Inc., SSI Group, XactiMed and smaller regional providers. We believe that we are among the largest providers of network transaction solutions to hospitals in North America in terms of number of hospitals. Our hospital solutions are offered in the United States through our direct sales force as well as through multiple strategic alliances such as with Siemens Medical Solutions.

Physician Solutions

We provide small-office physicians with the resources necessary to streamline billing and other internal processes such as scheduling, increasing productivity and optimizing accurate reimbursement. We offer our physician customers enhanced practice management capabilities, electronic commerce solutions, and interactive training. Our physician solutions include:

•	NDC MediSoft™ is practice management software that facilitates patient appointment scheduling, claim form printing, tracking of insurance claims, and assures accurate patient demographic information. NDCMediSoft also provides simplified patient billing and patient accounts receivable reporting.

•	NDCLytec™ helps physicians streamline their practice management tasks, allowing physicians to efficiently manage accounts receivable, as well as track authorizations and inventory. Other practice management enhancing features include electronic or paper claims submission, appointment scheduling, management of referrals, and a selection of more than 25 reports.

•	NDC CONCEPT™ is a Microsoft Windows NT based practice management system providing complete scheduling, patient demographics, electronic billing and accounts receivable in a Windows environment.

•	NDC Electronic Claims Processing allows NDC MediSoft, NDCLytec or NDC CONCEPT to transmit electronic medical claims directly to payers through our relationship with ProxyMed Inc.

Our physician solutions are offered in the United States through value-added resellers, direct mail, our direct sales force, and alliance partners. Our major competitors in providing physician solutions are WebMD, Misys plc, VitalWorks, Inc., and numerous smaller competitors.

Information Management

We provide innovative decision support solutions enabling pharmaceutical manufacturers to evaluate performance and develop strategies for improved marketing and sales efforts. We collect data from retail pharmacies, drug wholesalers, our NDCHealth Intelligent Network and manufacturers to give our customers a complete source of information on which to base their business decisions.

Our sales compensation solutions empower pharmaceutical manufacturers to be more competitive and efficient. We offer a suite of products and services to monitor sales force performance; provide decision support for sales compensation, sales force sizing and alignment; and improve sales detailing effectiveness through more accurate physician demographic information. Our products and services in this segment are offered for the domestic United States and may be delivered to customers in a variety of media, including electronically via file transfer protocol, e-mail, CD-ROM or magnetic tape, and paper reports.

Our sales compensation offerings include:

•	NDC Territory Manager is our projected zip code-level prescription information service designed as a sales performance measurement tool. NDC Territory Manager is designed to report projected prescriber-linked retail prescription data for specific customer-defined markets and sales force alignments.

•	NDC Sales & Marketing Analyzer is a web-enabled decision-support tool enabling detailed analysis of sales, marketing and managed care performance by customer-defined products and markets.

•	NDC Territory Analyzer, an online subscription service, functions as a personal information management department for determining sales force compensation, identifying sales opportunities, allocating sales resources and measuring sales force performance for the customer defined markets and sales force alignments.

•	NDC Institution Sales Analyzer is an online reporting tool providing a complete market analysis.

•	NDC Institution Outflow provides information needed to measure and understand how prescribing practices impact a pharmaceutical manufacturer’s retail prescription sales.

•	NDC Mail Order provides a comprehensive retail prescription market view that enables effective marketing strategies by tracking the prescriptions dispensed by mail service pharmacies.

•	NDC Weekly Payer RX Organization enables pharmaceutical manufacturers to target and measure performance and compensation on a weekly basis.

Our Physician Targeting and Profiling Suite includes:

•	The NDC Pharmaceutical Audit Suite (PHAST) allows healthcare market researchers and executives to view the most complete and timely source of pharmaceutical sales information across all therapeutic areas, geographies, classes of trade and manufacturers. PHAST is used for determining new market licensing, acquisition and R&D opportunities, evaluating co-promoting effectiveness, forecasting, and tracking new product launches.

•	NDC LaunchTrac reports weekly prescribing activity for newly launched pharmaceutical products, line extensions and existing products.

•	NDC Prescriber Offering allows pharmaceutical manufacturers to identify, understand and target high-potential prescribers by using this projected prescriber-level prescription database with products including NDC Prescriber, NDC Prescriber Profiles and NDC Prescriber Payer.

•	NDC Non-Retail is a comprehensive source of detailed, customizable non-retail sales information.

•	NDC Pharmaceutical Rx Q&A+ and NDC Pharmaceutical Non-Retail Q&A+ are web-based decision support tools that allow pharmaceutical manufacturers to access retail or non-retail sales information for their specific therapeutic markets through NDCHealth’s prescription database.

•	NDC Practitioner Address and NDC Address Consensus help pharmaceutical manufacturers maximize the effectiveness of sales call files by providing accurate up-to-date call file information to verify prescribers’ demographic information and validate names, registration numbers, and address information.

•	NDC Practitioner Validation Service (PVS)validates whether or not a practitioner is eligible to receive samples in accordance with the Prescription Drug Marketing Act (PDMA).

Our Managed Care Solutions link prescription information to the form of payment in order to target prescribers by their plan affiliations, evaluate sales performance by managed care plans and monitor contract compliance. Offerings include:

•	NDC Managed Care Analyzer is a web-enabled analysis and decision-support tool that provides multiple levels of information on prescription activity among third-party payers for pharmaceutical manufacturers to deploy sales resources, profile and target payers, or devise contract strategies and track plan performance.

•	NDC Payer Organizational Level offers pharmaceutical manufacturers the information needed to gauge the success of their sales and marketing efforts in individual managed care plans, national level payers and pharmacy benefit managers.

•	NDC Payer Geographic Level identifies prescription volume within the pharmaceutical manufacturer’s custom-defined geographic territories to gauge the success of their sales and marketing efforts in individual managed care plans, national level payers and PBMs.

•	NDC Managed Care Rx Navigator is a comprehensive software tool providing plan level prescription and targeting information in a user-friendly format.

•	NDC Dynamic Claims Analyzer utilizes actual claims data allowing pharmaceutical manufacturers to understand the influence of key claim components such as co-pay, reversals, dispensed-as- written and rejection.

Our Intelligent Health Repository business provides information, solutions and industry expertise to help sales and marketing professionals transform market data into successful marketing strategies:

•	NDC Patient Studies give researchers insight into patient behavior through de-identified, encrypted patient-linked longitudinal data, allowing manufacturers to understand the dynamics of patient compliance, persistency, product switching, patient share and counts as well as measuring the impact of direct to consumer (DTC) campaigns on patient use.

•	NDC DTC Planning and ROI Evaluation helps manufacturers predict and evaluate the effectiveness of promotions of all types.

•	NDC AdoptRx helps manufacturers identify the prescribers who are most likely to adopt a new product, thus improving the effectiveness and accuracy of physician detailing.

•	Outcomes Research provides customized research studies for providing a competitive advantage by investigating a wide range of disease treatment information through managed care, physician, and hospital claims data.

We provide information management solutions to more than 100 pharmaceutical manufacturers. Our information solutions are offered in the United States. Our primary competition in providing these solutions includes IMS Health, Verispan and a number of smaller companies providing managed care consulting or other analytical products.

Pharmacy Benefit Services

Our Pharmacy Benefit Services segment provides its customers, primarily health plans and self insured employers, with tools, resources and data that allow them to more efficiently manage their pharmacy benefit plans. Among the services provided are claims processing and adjudication, consulting on clinical guidelines, formulary and rebate management, pharmacy network development and administration, and various reporting services.

Our Pharmacy Benefit Services are offered in the United States. Our competition includes companies offering pharmacy benefit management services as well as a number of smaller companies that provide pharmacy benefit administrative services.

Operations and Systems Infrastructure

We operate multiple data and customer support facilities with primary sites located in Atlanta, Georgia; Phoenix and Gilbert, Arizona; Tulsa, Oklahoma; Pittsburgh, Pennsylvania; and Toronto, Ontario, Canada. During fiscal 2004, we focused on leveraging technology to reduce operating costs, expanding business continuity operations to ensure reliable services, and enhancing security of our networks consistent with HIPAA mandates.

Due to the large number and variety of our products and services, we do not rely on a single technology to satisfy our sophisticated computer systems needs. We employ technology suited to the particular processing requirements for each of our business markets focusing on (1) fault-tolerant computers for high volume, real-time transaction processing; (2) client-server technology for end-user database applications; (3) large scale transaction and batch data processing systems for central host system requirements; and (4) Hewlett-Packard, SUN, IBM, UNIX, Dell, Linux, Oracle, NT and Windows-based systems for specialized communication and database applications systems. In addition, stringent procedures are in place within our data centers and networks to ensure informational integrity and customer privacy for personal health information data from the point of data entry to claim adjudication.

Our data centers are linked together to maximize the speed and transfer of data between geographic locations. Larger systems are linked via high speed, fiber-optic based networked backbones for file exchange and inter-system communication purposes; other systems use high speed LAN and WAN connections with the bulk of these connections utilizing the TCP/IP protocol. Business continuity necessitates using fault-tolerant or redundant communications equipment to provide “non-stop” operation or to enable service to be quickly restored. Our primary network control center and backup control center are connected by a matrix communication switch allowing key communications lines to be moved between control centers. Distributed network communications equipment employs remote diagnostics and automated error reporting, and auto-reloading of software from local ROMs. Our data and network equipment is supported 24 hours a day, 7 days a week by maintenance and operations personnel. We also maintain storage systems connected to the backbones, including robotic tape libraries and optical storage, for archival purposes. Our systems are supported using advanced network control by our experienced systems, operations and production control staffs.

Our communications infrastructure linking us to customers and payers is composed of numerous discrete networks, each designed for the particular requirements of our market segments. In addition to our expanding support of the public Internet, we maintain four primary communications networks using fault-tolerant SONET ring technology. This technology includes a dial-up, short transaction network; a private line nationwide high bandwidth network; a frame relay network; and, a dial-up voice/data network for interactive and voice traffic for file transfer systems. We also provide full-time, full-bandwidth, dial back-up capabilities to both our leased line and frame relay networks. Additionally, we use multiple telecommunications providers to further limit network service vulnerabilities. We also maintain a number of support services offering Internet and ISDN connectivity. The network environment supports a diverse set of telecommunication protocols to respond to individual customer requirements.

Intellectual Property

We rely upon a combination of the following to protect the intellectual property used in our business: (i) patent, trademark, copyright, trade secret and other intellectual property related laws; (ii) contractual covenants in license and service agreements, employee agreements and nondisclosure agreements; and (iii) certain technical measures.

We use numerous trademarks, trade names and service marks to identify our products and services, including without limitation NDC®, NDCHealth®, NDCHealth Information Services®, Premis®, ePremis™, Lytec®, Concept®, NDC RxSafety Advisor™, T-Rex®, T-Rex One®, National Community Pharmacy Network® and NCPN®. In addition, we have several issued patents and pending patent applications covering certain of our network and systems technologies. While our patents provide certain protections for our intellectual property, our success depends more on our ability to further develop, enhance and modify our current products and services.

Our inability to protect our trademarks, patents and other intellectual property adequately could have a material adverse effect on our business and hurt us in maintaining our existing brands and establishing new ones. The steps we have taken to protect our proprietary rights may not be adequate. Third parties may infringe upon or misappropriate our marks, patents and similar proprietary rights. In the future, litigation may be necessary to enforce and protect our trademarks, patents and other intellectual property rights. Litigation would divert management resources and be expensive and may not effectively protect our intellectual property.

Substantial litigation regarding intellectual property rights exists in the technology industry, and we expect that software products and other technologies may be increasingly subject to third party infringement claims. Although we believe that our products do not infringe on the intellectual property rights of others, we cannot provide assurance that such a claim will not be asserted against us in the future, or that a license or similar agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim. The defense of an infringement claim against us could divert management and monetary resources, and have a negative impact on our ability to conduct our business in the manner we desire.

We also rely on a variety of intellectual property rights that we license from third parties for use in certain systems and products. These third party licenses may not continue to be available to us on commercially reasonable terms. Our loss of or inability to maintain or obtain upgrades to any of these licenses could have a material adverse effect on our business.

Research and Development

During fiscal 2004, 2003, and 2002, we expended approximately $44.9 million, $37.7 million, and $18.9 million, respectively, on activities relating to the development and improvement of new and existing products and services.

We capitalize the cost of developing software held for sale to our customers as well as software used internally to provide services to our customers. In accordance with Statement of Financial Accounting Standard No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” and Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” capitalization of costs begins when technological feasibility has been established, or during the application development phase, and ends when the product is available for general release to customers. In accordance with these standards, approximately $32.8 million, $31.6 million, and $12.0 million of our total development costs were capitalized in fiscal 2004, 2003, and 2002, respectively, resulting in net development expenses of approximately $12.1 million, $6.1 million, and $6.9 million, respectively. Our current focus is developing new products such as T-Rex Enterprise, T-Rex Mail Order, and our Intelligent Health Repository and ArcLight-related information products.

Employees

On May 28, 2004, we had approximately 1,715 employees. Many of our employees are professionals and are highly skilled in technical areas specific to the healthcare industry, and we believe that our current and future operations depend substantially on retaining such employees. Our employees are not represented by any labor union and we believe our employee relations are good. We are committed to sustaining a workplace that enables all employees to contribute their full skills, talents, and knowledge toward company goals.

Available Information

Our Internet address is www.ndchealth.com. We make available on our Internet website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with the SEC. In addition, the charters of the various committees of our Board of Directors, our board-adopted Corporate Governance Guidelines and our Code of Business Conduct and Ethics are available on our website under “Investor Relations.”

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, titles, ages, and business experience of our executive officers are listed below. All executive officers are elected annually by and hold office at the pleasure of the Board of Directors, unless they earlier retire or resign.

Name	Business Experience	Age
Walter M. Hoff	Chairman of the Board of Directors of NDCHealth since October 2002; Chief Executive Officer of NDCHealth since February 2001; President of NDCHealth from February 2001 to March 2004; Chief Executive Officer of NDCHealth Information Services from August 1998 to January 2001. Mr. Hoff currently serves on the board of Metris Companies, Inc.	51

Charles W. Miller	President of NDCHealth since March 2004. Chief Operating Officer of NDCHealth from February 2003 to March 2004; Executive Vice President – Operations of NDCHealth from January 2000 to February 2003; various executive positions with McKesson Corp. from 1995 to 2000, most recently as Group President – Enterprise Operations.	59

Lee Adrean	Executive Vice President and Chief Financial Officer of NDCHealth since May 2004; Chief Financial Officer of EarthLink, Inc from 2000 to 2004; Executive Vice President and Chief Financial Officer of First Data Corporation from 1995 to 2000.	52

Randolph L.M. Hutto	Executive Vice President, General Counsel and Secretary of NDCHealth since May 2004; Executive Vice President and Chief Financial Officer of NDCHealth from November 2000 to May 2004; Executive Vice President and General Counsel of Per-Se Technologies, Inc. from 1998 to 2000.	55

E. Christine Rumsey	Executive Vice President – Human Resources of NDCHealth since September 2002; Vice President – Human Resources of NDCHealth from September 1999 to August 2002; Senior Vice President – Human Resources and Administration of McKesson Corp. from January to September 1999; Senior Vice President – Human Resources of McKesson Corp. from 1995 to 1999.	53

James W. FitzGibbons	Vice President and Chief Accounting Officer since January 2004; Vice President and Controller of McKesson Information Solutions, a division of McKesson Corp. from July 1999 to December 2003; various financial management positions from September 1995 to March 1999 with Per-Se Technologies, Inc., most recently as Vice President, Controller and Chief Accounting Officer.	35

Item 2. PROPERTIES

Our corporate headquarters is located at NDC Plaza in Atlanta, Georgia. We own and occupy a two building campus with a total of 202,000 square feet. There is no outstanding debt on the facility.

Additionally, we lease or rent facilities in five primary locations. In the Network Services and Systems Segment: Gilbert, Arizona; Tulsa, Oklahoma; Pittsburgh, Pennsylvania; in the Information Management segment: Phoenix, Arizona; and in the Pharmacy Benefit Services segment: Denver, Colorado. We also lease or rent 23 sales and support offices throughout the US and Canada.

We believe that our properties are suitable and adequate for our business as presently conducted. See Note 11 – Debt and Lease Obligations in the Notes to the Consolidated Financial Statements for more information about leased properties.

Item 3. LEGAL PROCEEDINGS

Our Board of Directors has authorized the disposition of our European operations in Germany and the United Kingdom, which are now recorded as discontinued operations. We currently provide pharmaceutical information services solutions to our European customers, pharmaceutical companies, through our German business. In this regard we deliver the prescription data we receive from our data suppliers in a variety of products to our customers to assist them in operating their businesses. We deliver this prescription data to our customers in an electronic format. The specific electronic format within which such prescription data is actually delivered to such pharmaceutical companies in Germany is the subject matter of current litigation both before the European Commission and the German courts with IMS Health.

In the proceedings before the European Commission instituted by us on December 19, 2000, we are alleging that to the extent, and only to the extent, this format is copyrighted by IMS Health, the format constitutes an industry standard and an essential facility to competition and must be made available to competitors of IMS Health. We obtained a ruling from the European Commission ordering IMS Health to license its structure for organizing pharmaceutical sales data to us. However, subsequent to this decision, the Court of First Instance and later the European Court Of Justice (“ECJ”) stayed this decision pending a complete review of the underlying substantive matters. Those matters are still proceeding.

In proceedings before the German courts instituted by IMS Health on December 21, 2000, IMS Health has alleged copyright infringement against each of Pharma Intranet Information AG, or PI, the company from whom we purchased certain assets of our German business, and us, and we each have contested the validity of IMS Health’s alleged copyright. In these proceedings, IMS Health obtained an injunction from the Frankfurt Regional Court to prevent each of PI and us from distributing data in the contested format. On August 13, 2002, the Frankfurt Court of Appeals ruled in our favor by dismissing the preliminary injunction against our use of the industry standard data structure. This decision is final and is not subject to further appeal by IMS Health. On September 17, 2002 the Frankfurt Court of Appeals issued a judgment in the main proceedings against PI. While validating a copyright in the structure, the Court held that IMS Health has no standing to sue to enforce the copyright. The Court also determined that IMS Health does not own the copyright. The Court further denied IMS Health’s claims under the EU Database Directive for protection of the data structure involved. Finally, the Court found that PI breached the German Act Against Unfair Trade Practices (UGW) by reason of identically copying the data structure. We have not sold or used the data structure initially used by PI. We do not own PI and PI is no longer actively conducting business. The case against us remains pending before the Frankfurt Regional Court at this time. On April 29, 2004, and upon referral by the Frankfurt Regional Courts on questions involving interpretations of European Competition laws, the European Court of Justice in Luxembourg, found in favor of the Company, finding that if IMS holds a valid, enforceable copyright, then the Company should be entitled to a compulsory license from IMS Health to the extent it can demonstrate that it offers “a new product” in circumstances where IMS Health is “capable of eliminating all competition on the relevant market.” This clarification of law has been referred back to the Frankfurt Regional Court and is pending review.

On October 14, 2003, we filed suit in the 96th Judicial District Court, Tarrant County, Texas, against 1-Rex, Inc., FDS, Inc., Healthcare Computer Corporation, Freedom Drug Stores, Inc., Freedom Data Services, Inc. and William Rex Akers (collectively the “Defendants”) for breach of contract, misappropriation of trade secrets, fraud, and negligent misrepresentation, seeking unspecified damages for Defendants’ wrongful conduct. On March 5, 2004, Defendants filed a counterclaim against us, asserting claims for tortuous interference with a prospective contract, violations of Section 15.05(b) of the Texas Business and Commerce Code, civil conspiracy, and seeking a declaratory judgment in connection with various claims made by us. Defendants seek over $25 million in damages, plus attorneys’ fees, pre-judgment and post-judgment interest, and punitive damages. We intend to vigorously prosecute our causes of action against the Defendants, have denied all liability and damages sought in the counterclaim, and are vigorously defending the claims asserted against us.

On April 7, 2004, a putative class action captioned Garfield v. NDCHealth Corp., et al. was filed on behalf of all purchasers of NDCHealth Corporation (“NDC” or “the Company”) common stock during the period October 1, 2003 through March 31, 2004 against NDC and two of the Company’s officers, Walter Hoff (“Hoff”) and Randolph Hutto (“Hutto”) in the United States District Court for the Northern District of Georgia. The Complaint alleges that the Company employed improper revenue recognition practices in violation of Generally Accepted Accounting Principles. The Complaint was filed shortly after NDC’s April 1, 2004 announcement that it would delay the release of its fiscal third quarter financial results pending the completion of a special independent review of the timing of recognition of revenue related to sales of NDC’s physician practice management systems through value added resellers. The Complaint asserts violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The lawsuit seeks unspecified damages, attorneys fees and costs, and interest. The Company intends to vigorously defend itself.

On April 22, 2004, another putative class action captioned Datwani v. NDCHealth Corp., et al. was filed on behalf of all purchasers of NDC common stock during the period October 1, 2003 through March 31, 2004 against NDC, Hoff and Hutto in the United States District Court for the Eastern District of Pennsylvania. The allegations in this lawsuit are similar to those made in the Garfield action described above. The lawsuit was voluntarily dismissed by the plaintiffs on July 20, 2004.

On April 28, 2004, a lawsuit was filed against us in the General Court of Justice, Superior Court Division, in the State of North Carolina, County of Forsyth, by Carolina Coupon Clearing, Inc d/b/a Carolina Services Company, Inc. (“CSC”). CSC has sued us for alleged unfair trade practices under N.C. Gen. Stat. §75-1.1, alleged tortuous interference and the supposed breach of certain alleged contracts. CSC seeks temporary, preliminary and permanent injunctions against us, damages in excess of $20,000, treble damages pursuant to N.C. Gen. Stat. §75-16, reasonable attorneys’ fees, and incidental and consequential damages. We have removed CSC’s lawsuit to federal district court and answered the lawsuit suit by denying CSC’s legal claims and denying CSC is owed any damages. We have also filed a counterclaim asserting that: 1) to the extent one of the agreements at issue is an enforceable contract between CSC and us, CSC has breached such contract; and 2) CSC has committed unfair trade practices under N.C. Gen. Stat. §75-1.1. We deny any liability to CSC and intend to vigorously defend against CSC’s claims, as well as vigorously prosecute our counterclaims. The parties are presently discussing settlement of this matter, however we are unable to predict the eventual outcome of the settlement.

Additionally, we are party to a number of other claims and lawsuits incidental to our business. We believe that the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of the fiscal year ended May 28, 2004.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the New York Stock Exchange under the ticker symbol “NDC.” The high and low sales prices and dividends declared per share of NDCHealth common stock for each quarter during the last two fiscal years are listed below. While we have historically paid dividends to holders of our common stock, the declaration and payment of future dividends will depend on many factors, including our earnings, financial condition, business needs, capital and surplus, and regulatory considerations, and is at the discretion of our Board of Directors.

	High	Low	Dividend Per Share
Fiscal 2004

First Quarter	$21.42	$17.70	$.04
Second Quarter	27.20	20.51	.04
Third Quarter	30.75	25.00	.04
Fourth Quarter	30.00	21.38	.04

Fiscal 2003

First Quarter	$32.28	$16.80	$.04
Second Quarter	20.42	10.90	.04
Third Quarter	22.75	17.10	.04
Fourth Quarter	23.01	14.40	.04

The number of stockholders of record as of August 5, 2004 was 3,143.

Issuance of Stock

We issued 381,098 unregistered shares of NDCHealth common stock with an estimated value as of the date of issuance of $10.0 million to ArcLight on December 31, 2003. These shares were issued in a private placement pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The shares were issued to one purchaser, ArcLight Systems LLC, which we believed at the time of the sale with its advisors was knowledgeable and experienced in financial and business matters and capable of evaluating the risks and merits of the investment in our stock. The shares were issued in partial consideration for our acquisition of fixed assets and employees of ArcLight and a seven year exclusive license to its data and other intellectual property assets. We also issued a five-year warrant to purchase an additional 381,098 shares of NDCHealth common stock at an exercise price of $26.24 per share with an estimated value as of the date of issuance of $4.4 million.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of May 28, 2004:

Plan Category	(a)	(b)	(c)
	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	4,671,268	$20.58	1,440,390
Equity compensation plans not approved by stockholders	—	—	—

Total	4,671,268	$20.58	1,440,390

On May 14, 2004, the Board of Directors adopted the 2004 Non-Employee Directors Compensation Plan (the “2004 Directors Plan”), replacing the 2002 Non-Employee Directors Compensation Plan. The 2004 Directors Plan is a formula plan pursuant to which non-employee directors receive cash in payment of their base annual retainer and any supplemental annual retainer, plus an annual grant of restricted stock units. Shares issued in accordance with the 2004 Directors Plan are granted, and reduce the number of shares available for future grant, under our 2000 Long-Term Incentive Plan, which was approved by our stockholders at the 1999 annual meeting, or under any successor equity compensation plan that is approved by our stockholders. The base annual retainer is paid in cash to each non-employee director at the beginning of each fiscal year, in an amount set by the Board of Directors from time-to-time. Supplemental annual retainers, in the amounts set by the Board of Directors from time-to-time, are paid in cash at the beginning of each fiscal year to the lead director and to each non-employee director who serves as the chair or a member of any committee of the Board. The lead director’s supplemental annual retainer is payable 50% in cash and 50% in unrestricted shares of NDCHealth common stock, based on the fair market value of the common stock on June 1 of the applicable plan year. A non-employee director may irrevocably elect, prior to the beginning of each plan year, to defer receipt of that year’s annual base retainer or, supplemental retainers in the form of deferred stock units that are payable in common stock at a designated future date, not less than two years after the date of the deferral election or thirty days after the director’s termination of service as a director. The number of deferred stock units received would be equal to the dollar amount deferred, divided by the fair market value of NDCHealth common stock on the first day of the plan year for which the deferral is elected. In addition to annual retainers, commencing with the 2004 annual meeting of stockholders, each non-employee Director will receive an annual grant of 3,500 restricted stock units, which will vest on the earlier of six months from the grant date or termination of the director’s service by reason of his or her death, disability or retirement. Restricted stock units may be deferred through an election to receive deferred stock units, payable at a designated date, not less than two years after the date of the deferral election or thirty days after the director’s termination of service as a director. The number of deferred stock units received would be equal to the number of restricted stock units deferred and the deferred stock units would be subject to the same restrictions and vesting requirements as the related restricted stock units.

Item 6. SELECTED FINANCIAL DATA

The table below sets forth selected historical financial information for our company for each of the last five fiscal years. In May 2004, we decided to pursue the divestiture of our European businesses. On January 31, 2001, we completed the spin-off of Global Payments Inc. Additionally, in the third quarter of fiscal 2000, we decided to pursue the divestiture of our management services business. As a result of these divestitures and the spin-off, our financial statements have been prepared with the European businesses, Global Payments, and management services business reflected separately as Discontinued Operations. You should read the table below in conjunction with other financial information included in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

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

(In thousands, except per share data)	Fiscal Year
	2004 (3)	2003 (4)	2002 (5)	2001 (6)	2000 (7)
					(As Restated)
Statement of Operations Data

Revenue:
Network Services and Systems	$257,046	$254,077	$183,486	$165,064	$133,368
Information Management	149,329	149,200	145,861	135,044	131,229
Pharmacy Benefit Services	29,908	12,693	8,630	4,166	—

Subtotal	$436,283	$415,970	$337,977	$304,274	$264,597
Divested Businesses (1)	—	—	3,629	22,946	74,818

Total	$436,283	$415,970	$341,606	$327,220	$339,415

Operating Income	$75,402	$92,196	$80,766	$57,426	$13,176

Income (Loss) from Continuing Operations	$26,348	$32,783	$17,043	$25,906	$(359)

Income (Loss) from Discontinued Operations	$(16,715)	$(2,181)	$(1,933)	$6,634	$(35,441)

Net Income (Loss)	$9,633	$30,602	$15,110	$32,540	$(35,800)

Diluted Earnings (Loss) Per Share from Continuing Operations	$0.74	$0.94	$0.48	$0.76	$(0.01)

Diluted Earnings (Loss) Per Share	$0.27	$0.88	$0.43	$0.95	$(1.08)

Balance Sheet Data (at period end)

Total Assets (As Restated) (2)	$846,552	$790,617	$662,549	$488,726	$657,997

Long-Term Debt	$303,275	$329,291	$155,840	$155,320	$160,127

Total Stockholders’ Equity (As Restated) (2)	$335,618	$300,877	$262,111	$230,981	$334,501

(1)	Divested businesses include Extended Back Office Audit Services, which was divested in fiscal 2000, Pharmacy Systems, which was divested in fiscal 2001, and Physician Services, which was divested in fiscal 2002.

(2)	Fiscal 2000 Net Loss and Diluted Loss per share were restated to reflect a $4.4 million adjustment related to a tax benefit that was not booked when the management services business was discontinued in fiscal 2000. The net effect of this adjustment was to decrease the Net Loss by $4.4 million and increase Deferred Income Taxes by the same amount. Total Assets and Total Stockholder’s Equity for fiscal 2000, 2001, 2002 and 2003 have been restated for this $4.4 million adjustment. See Note 2 in the Notes to Consolidated Financial Statements where this restatement is also discussed.
(3)	In fiscal 2004, we incurred pre-tax charges of approximately $5.1 million primarily related to severance and the closure of locations, net of a reversal of a restructuring reserve due to the positive payment history on a note receivable from ProxyMed, Inc. The effect on Net Income was a reduction of $3.2 million, or $0.09 per diluted share. Also in fiscal 2004 we incurred $4.5 million in non-tax deductible charges, or $0.12 per diluted share, to write down our investment in an e-prescribing company.
(4)	In fiscal 2003, we incurred pre-tax, non-cash charges of approximately $16.7 million related to our investments, including MedUnite, of which $2.3 million is reflected in Restructuring and Other Charges and is included in Operating Income. The impact on Net Income in fiscal 2003 was a reduction of $13.9 million or $0.40 per diluted share. Also in fiscal 2003 we incurred $2.8 million of acquisition related expense for TechRx variable stock options, which is reflected in Restructuring and Other Charges and is included in Operating Income. The impact on Net Income in fiscal 2003 was a reduction of $1.1 million, or approximately $0.03 per diluted share.
(5)	In fiscal 2002, we incurred a charge of $41.0 million to reduce the value of our investment in MedUnite. Operating Income was not affected by this charge. The impact on Net Income in fiscal 2002 was a reduction of $28.3 million, or $0.79 per diluted share.
(6)	We incurred Restructuring and Other Charges of $2.2 million in fiscal 2001, which resulted in a reduction to Operating Income of $2.2 million. The impact on Income (Loss) from Continuing Operations as a result of these charges was a reduction of $1.4 million, or $0.04 per diluted share.
(7)	In fiscal 2000, we incurred Restructuring and Other Charges of $34.4 million, which resulted in a reduction to Operating Income of $34.4 million. The impact on Income (Loss) from Continuing Operations as a result of these charges was a reduction of $22.4 million, or $0.67 per diluted share.

Business Acquisitions and Investments are discussed more fully in Note 3 to our Consolidated Financial Statements. Restructuring and Other Charges are discussed more fully in Note 5 to our Consolidated Financial Statements.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.

Safe Harbor Statement

The Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other portions of this report, include “forward-looking” statements (rather than historical facts) within the meaning of the federal securities laws that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Forward-looking statements are only predictions and are not guarantees of performance, and include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” or similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement the strategy, our objectives, the amount and timing of future capital expenditures, the likelihood of our success in developing and introducing new products and expanding our business, the timing of the introduction of new and modified products or services, financing plans, working capital needs and sources of liquidity.

These forward-looking statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important risks and assumptions relating to the forward-looking statements include, without limitation: (1) our ability to expand in new and existing markets; (2) demand for our products and services; (3) the cost of product development; (4) the timely completion, market demand and acceptance of our new pharmacy and information products; (5) competitive forces; (6) gains in market share; (7) industry conditions affecting our customers; (8) expected pricing levels; (9) expected growth of revenue and net income; (10) the timing and cost of planned capital expenditures; (11) the availability of capital to invest in business growth and expansion; (12) the timing of recognition of certain revenue; (13) access to data from suppliers; (14) the potential for information or network services interruptions; (15) adequate protection of proprietary technology; (16) unanticipated changes in accounting rules and/or interpretations; (17) complex state and federal regulations and their impact on the demand for information products or availability of certain data; (18) expected outcomes and cost of pending litigation; (19) expected synergies relating to acquisitions, joint ventures and strategic alliances; (20) expected proceeds from disposition of certain assets; (21) our ability to maintain compliance with certain restrictive debt covenants or obtain a waiver and/or amendments to our credit agreements; and (22) our substantial indebtedness, which could adversely affect our financial condition, results of operations and liquidity. Many of these risk factors and assumptions are beyond our ability to control or predict, and are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the cautionary statements included in later filings with the Securities and Exchange Commission.

We believe our forward-looking statements contained herein are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on our current assumptions and expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

General

We are a leading provider of health information solutions that add value to our pharmacy, hospital, physician, pharmaceutical manufacturer and payer customer groups.

Healthcare Market

The U.S. government estimates that healthcare spending in the United States will reach $3.1 trillion in 2012, up from $1.6 trillion in 2002, and that approximately 25% of total healthcare expenditures in 2002 was spent on administrative overhead. We believe that we play an important role in providing automation, transaction processing and information solutions to improve the efficiency and efficacy of healthcare.

We believe the integrated services we offer to the healthcare industry place us strategically in the center of a very dynamic marketplace. Because of our position, we manage healthcare-related information from the point of patient contact through the point of payment, and maintain the high standards required for patient confidentiality.

There is a growing need in healthcare for technology-based services and comprehensive information solutions. We believe that our integrated solutions provide information and services useful in reducing administrative and other related healthcare costs and expenses and enhancing the quality of care. Additionally, we believe an aging population is driving demand for improved information technology services relating to the healthcare industry. Because a high percentage of healthcare transactions are still handled using manual, paper-based methods, or are not being consistently processed, we believe that the healthcare industry is one of the largest opportunities for growth in providing integrated information solutions. Our solutions provide the tools to help providers and payers reduce administrative expense, while at the same time providing a robust source for statistical and analytical information required by our customers.

In recent years, the healthcare industry, including the healthcare financing and reimbursement system, has changed significantly in an effort to reduce costs. These changes include increased use of managed care, cuts in Medicare and Medicaid payment and reimbursement levels, consolidation of pharmaceutical and medical-surgical supply distributors, and the development of large, sophisticated purchasing groups. We expect the healthcare industry to continue to change significantly in the future. Some of these changes could have a material, negative impact on our revenue and/or expenses.

NDCHealth Market Position

We are a leading provider of healthcare claims transaction processing in terms of the number of electronic transactions processed and of related value-added services for pharmacies, hospitals and physicians. We are also a leading provider of market research information for pharmaceutical manufacturers based on the number of customers and the number of pharmaceutical detail sales representatives compensated based on our data products. We processed over 4.9 billion electronic healthcare transactions in fiscal 2004. We provide information services to more than 100 pharmaceutical manufacturers in the United States. We have leading market positions in all of our network services and systems solutions markets and believe that we are the only comprehensive provider of both transaction processing services and market research information in the healthcare industry. Our involvement in both of these markets positions us to provide integrated information solutions to our customers. We believe that we will benefit from increasing penetration of electronic claims processing in the healthcare industry, from increasing utilization of prescription pharmaceuticals by a growing elderly population, and from the pharmaceutical industry’s growing demand for access to more granular information and solutions to support their sales, marketing and operational strategies.

Business Position and Strategy

Our strategy starts with the fundamental transaction in healthcare’s revenue cycle – the submission of claims from providers to third party payers. We estimate that we process approximately 45% of the electronic healthcare claims in the United States. Our revenue increases as we gain market share and provide advanced edit processing and other value-added products and services to the claims in real-time to add significant customer value. We are generally able to price incrementally for these additional products and services in addition to the pricing for the base claim. Further, due to an aging population and increasing automation in healthcare, claims volume should grow, also generally increasing revenue.

From our network, where authorized by our customers, we capture the claim and related transaction information, combine that information with data we purchase, and create information solutions for pharmaceutical manufacturers and providers. Our information strategy is to continue aggregating and integrating data from our network and purchased from other sources to create unique new products that build additional streams of revenue and expand margins. We provide products and services to five major areas of the healthcare industry:

•	pharmacies (retail, mail order, Internet based and specialty);

•	hospitals;

•	physicians;

•	pharmaceutical manufacturers; and

•	third party payers.

By aggregating and integrating data from the three provider markets, we increasingly create unique business insights for pharmaceutical manufacturers. As healthcare evolves, our goal is to also expand our customer base to include payers, employers and consumers while reducing the effective cost per unit of data.

We have a number of new initiatives underway to allow us opportunities to realize the still very large untapped potential for our solutions in our existing markets. While not our primary focus, situations may come to our attention in which an acquisition would complement both objectives of strengthening the balance sheet and executing our strategy. In such events, we would expect to pursue such an opportunity.

The key elements to our strategy include:

•	growing claims volume as healthcare grows and through gains in market share;

•	increasing revenue per claim through greater penetration of value added transaction services with customers;

•	taking full advantage of our extensive claims processing resources in our information management business and to be well positioned for a rebound in the pharmaceutical manufacturing industry; and

•	continuing to invest in new products and services, focusing on key development initiatives such as:

•	completing development of our TechRx integrated retail solutions for national chain pharmacies, and mail order and managed care systems platforms; and

•	building and selling our unique NDC Intelligent Health Repository™, a diagnosis-to-drug linked database containing longitudinal data from all of healthcare.

In combination with our ability to control operational and administrative costs, we believe this strategy, properly executed, will allow us to accelerate future revenue growth, improve profitability and generate significant cash flow during fiscal 2005, allowing us to continue to reduce our debt and interest expense.

Network Services and Systems Segment

Our Network Services and Systems segment enables an electronic exchange of complex healthcare claims data between providers and payers, increasing efficiency and quality of care while decreasing costs. We provide our customers with connectivity to over 1,000 payers. In conjunction with claims transmissions, we provide over 80 value-added transaction services and claims edits that help providers minimize unpaid claims, enhance the accuracy of revenue from submitted claims, decrease receivable days outstanding and improve labor efficiency. These transaction services include eligibility verification, remittance advice, referral authorization, and prescription ordering and refill authorization, among others. We also license point-of-service software systems to pharmacies and physicians that integrate our electronic transactions services with standard business management tools. These systems drive transaction volume on our network while streamlining provider workflow, improving our customers’ cash flow and providing real-time information to facilitate efficient business management. We believe that we have a leading position in all of our network services and systems markets.

An increasing concentration of pharmacy prescriptions are occurring within large pharmacy and grocery chains, such as Albertsons, CVS, Walgreen and Wal-Mart. While we have been very successful in growing our pharmacy transaction processing market share, we are generally paid a lower per-transaction fee from large pharmacy chains, versus smaller regional and independent pharmacies, due to transaction volume-based rate structures. As a result, changes in volume mix can impact average revenue per claim and the rate of increase. In addition, a greater portion of total prescriptions are being filled by mail order pharmacies, with which we generally have less opportunity to provide services and generate revenue than with retail pharmacy operators, limiting the prescription volume growth at retail pharmacies. If this trend continues, it may have a negative impact on our pharmacy services’ revenue and profit.

We generate network services revenue from providers increasingly on a per transaction basis. Historically, we have generated hospital, pharmacy and physician systems revenue through the sale of software licenses, upgrades and recurring maintenance and support fees. We are increasingly generating hospital and pharmacy systems revenue on a recurring basis through transaction-based and monthly fee per location pricing.

Our NDCHealth Intelligent Network is the cornerstone of our Network Services and Systems segment, and consists of three communications networks that transmit claims and other transaction data, as well as three data support facilities. The data support facilities perform a variety of functions, such as aggregating incoming data from the communications networks, processing the data to conform each claim submission to the particular payer’s format, and performing pre- and post- submission claim edits. Claim edits are based on predetermined criteria and return informational messages to providers that are designed to help them avoid rejected claims and resubmissions, enhance the accuracy of the reimbursement they receive from payers and minimize costs. In instances in which we are not prohibited from utilizing the data, de-identified transaction data derived from our intelligent network enhances the pharmaceutical market research products that we provide to pharmaceutical manufacturers through our Information Management segment.

Our pharmacy, hospital, and physician systems are the entry and exit points for information to and from our NDCHealth Intelligent Network. Through our network, we are partnering with our customers to improve efficiency and effectiveness in healthcare. Some examples include: real time eligibility verification, drug formulary and inventory management, and facilitation of prompt payment for products and services.

The acquisition of TechRx in fiscal 2002 strengthened our position in the point-of-service prescription fulfillment area, and our new T-Rex One® line of products is being sold to customers as a transaction based solution to create a recurring revenue stream. T-Rex One is designed to automate the prescription fulfillment process and provide connectivity. Included in the solutions package are third-party claims transmissions via the NDCHealth Intelligent Network, pre- and post-edit transaction services, software and upgrades, centralized prescriber and product pricing data, automated data backup and storage, electronic prescription capability, digital signature capture, POS interface and a variety of reports. The enterprise version of T-Rex One, designed for national and larger regional chains, will address the challenges facing the pharmacy industry today - dramatic growth in prescription volume, a pronounced pharmacist shortage, lower profit margins on prescriptions, increased patient demand for service, and increased competition for customers. Our software is designed to allow a pharmacy to fill more prescriptions with the same number of pharmacists, integrate all pharmacy applications into one central system with a single source of customer files, and provide real-time inventory management to increase turns.

While we are confident in the functionality and market demand of our new pharmacy systems, we cannot predict the exact time and cost to complete development of our T-Rex Enterprise and mail order offerings, or the rate of market acceptance, customer installation, and revenue growth which will result.

We also offer claims processing for hospitals, as well as providing claims editing to increase the acceptance rate by payers of hospital claims and assist hospital management in improving cash flow and reducing outstanding accounts receivable. NDC ePREMIS, our platform for revenue cycle management launched in fiscal 2003, incorporates new technology, expands functional attributes and creates the base upon which new applications can be built. Using new application internet technology, this offering allows us to upgrade our existing base of over 1,500 hospital customers and add new large hospitals and provides the opportunity to penetrate the smaller hospital market. Similar to our pharmacy offerings, the new workflow features of NDC ePREMIS permit multiple people to work with claims simultaneously, yielding greater efficiency and better workload balancing. NDC ePREMIS can also be integrated into hospital information systems provided by various major companies to further extend our market reach.

While we anticipate accelerating market acceptance for NDC ePREMIS, we need to continue to successfully execute on our timing of delivery and quality of our customer implementations to maintain our sales momentum and achieve planned revenue growth. Given the competitiveness and price sensitivity within the hospital marketplace, any consolidation or pricing pressure could impact our revenue growth and profitability related to our hospital customer group.

We provide practice management software for physicians and have created a niche in the one-to-three physician practice group market. We have sold our solutions to more than 100,000 medical practices. Physician’s offices utilize our software and systems to handle patient scheduling and billing, and to manage accounts receivables. Because of the relative lack of automation in small physician offices, we believe these customers represent a unique opportunity for expanded electronic claims processing services. This electronic connection also assists our customers in improving their cash flow and provides an important communication channel between the payer and the physician. We have connected systems for approximately 14,000 physicians to a third party on-line network to process claims using an electronic data interchange (“EDI”) network.

We sell our physician software, systems and services primarily to value added resellers (“VARs”) who then sell into physician practices. The VARs’ success in selling their inventory of our products and the strength of our relationships with our VARs following a period in which we have stopped offering credit terms on sales to our VARs, could be a primary driver to the number of new and upgraded products they purchase from us in the future. In addition, the physician market has been slow to adopt technology solutions because of the cost, the multitude of small suppliers, and the perceived lack of measurable financial benefits. These factors could negatively impact our revenue from our physician customer group.

The key growth drivers in the Network Services and Systems segment are:

•	Further penetration of our provider customer base with additional value added transaction services to grow our revenue per claim;

•	Continued growth in claims;

•	Introduction of new product and service offerings;

•	Roll out and market acceptance of new system technology platforms in pharmacy and hospital with a recurring revenue pricing model; and

•	Continued gains in market share.

Information Management Segment

Pharmaceutical companies require data on drug sales volumes, physician prescribing patterns and payer drug cost management activity to better analyze their markets, effectively deploy marketing resources and compensate their sales forces. We purchase prescription drug data from pharmacies, wholesalers, specialty drug companies and others, and also generate data from our intelligent network. We use this data to provide our pharmaceutical company customers with proprietary market analysis tools. We also provide related consulting services to customers. We believe that we have the number two market position in this market in the United States.

Our Information Management revenue has remained relatively weak, due to factors including: a cyclically low demand for information in the U.S. pharmaceutical industry as new product introductions have declined, numerous branded drugs have lost patent protection, some large pharmaceutical manufacturers have been acquired, and pharmaceutical manufacturers continue to tightly constrain discretionary spending. We will continue to invest in and manage the quality and cost effectiveness of our current applications. For example, our emerging suite of Insight and Impact solutions provide new ways for our customers to market their products, target physicians and evaluate the results of their business decisions, and clearly differentiate NDCHealth and broaden our market opportunity.

We believe the pharmaceutical industry is looking for innovative ways to utilize new solutions to increase sales efficiency and revenue growth. To address this need, we are building next-generation information products by combining our network connectivity and the ArcLight data we acquire through our exclusive agreement to offer a broader database and more accurate data at a granular level for compensation and targeting purposes. We expect to be positioned to offer the largest HIPAA-compliant, privacy-protected diagnosis-to-drug linked database of information and connectivity to help change the way pharmaceutical manufacturers do business.

The number of new drugs approved by the Food and Drug Administration (“FDA”) is expected to accelerate to approximately 50 per year in each of 2005, 2006 and 2007, according to some industry estimates. As a result, we believe our customers should begin to increase their spending as they roll out new drugs that are currently in the FDA review process. As pharmaceutical manufacturers begin to accelerate the introduction of new drugs, we believe that discretionary spending will increase, supporting our revenue growth.

Our top five Information Management customers, in aggregate, comprise more than 50% of our Information Management segment revenue and any consolidation of customers or significantly lower spending from our largest customers could have an adverse impact on our business and financial results. In addition, the majority of our contracts with pharmaceutical manufacturers extend for two to three years. While we signed contract renewals or extensions with our largest customers during fiscal 2004, competitive pricing pressure, a weak discretionary spending environment or any change in our contract terms and pricing could cause us to lose significant revenue. Our costs to purchase data also continue to increase, and our ability to accelerate revenue growth faster than expenses is an important driver of profit expansion in this segment.

Pharmacy Benefit Services Segment

Our Pharmacy Benefit Services segment provides our customers with tools, resources and data that allow them to manage their pharmacy benefit plans more efficiently. Among the services provided are claims processing and adjudication, consulting on clinical guidelines, formulary and rebate management, pharmacy network development and administration, and various reporting services. This segment’s revenue and cost of service includes the underlying cost of the prescription drug benefit being administered, thereby providing a very low contribution margin.

While we expect to experience significant Pharmacy Benefit Services revenue growth in fiscal 2005 due to our expansion into administrative services and a high percentage of already contracted revenue, there are certain factors that could impact our long-term growth in this segment. Pharmacy benefit administration providers offer services similar to pharmacy benefit managers but with a different pricing model to their customers that is not yet widely accepted. Further, the evolution of the Medicare drug benefit plan as well as the potential for major health plans to move their outsourced pharmacy benefit services to be handled by in-house staff present both challenges and potential opportunities in growing revenue in this segment.

Business Focus

In order to narrow our focus on the best near-term opportunities for growth and profit in our Network Services and Systems and Information Management segments and eliminate net losses in Europe, our board of directors authorized the disposition of our European businesses in Germany and the United Kingdom, which are now classified as Discontinued Operations. Revenue from Discontinued Operations was $20.4 million in fiscal 2004 and $13.6 million in fiscal 2003. Losses from Discontinued Operations were ($16.7) million in fiscal 2004 and ($2.2) million in fiscal 2003. In recording these businesses as Discontinued Operations, we incurred an after-tax charge of $7.2 million or $0.20 per diluted share to write down the carrying value of our equity investment in our European joint venture.

In addition, we are also de-emphasizing our efforts in new physician electronic prescribing activities. We will continue to leverage our market leadership to help connect pharmacies to physician interface providers, a profitable component of e-prescribing for us today. We believe this is the portion of e-prescribing where currently we bring the greatest strength, and we will concentrate our physician market efforts on our high-margin systems and EDI businesses. Due to this strategic decision, we incurred a non-cash charge of $4.5 million, or $0.12 per diluted share, to write down our investment in an e-prescribing company.

Government Regulation

The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. Forced changes through legislation can be disruptive to business processes and strategies, but at the same time can provide opportunities for us, given our scale, market presence, knowledge base and information solutions scope. For example, we expect the drug benefit program under the Medicare Reform Act of 2004 to provide us with more transaction processing and editing opportunities, as well as create a need for new insights from our analytical offerings for both pharmaceutical manufacturers and pharmacies.

Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, Congress required the adoption of rules to establish standards and requirements for the electronic transmission of certain health information. Rules include Standards for Electronic Transactions, published August 17, 2000, Standards for Privacy of Individually Identifiable Health Information, published December 28, 2000, Standards for Unique Employer Identifiers, published May 31, 2002, and Standards for the Security of Electronic Health Information, published February 20, 2003. These rules generally restrict the use and disclosure, and mandate security, of personally identifiable health information. The HIPAA rules apply to healthcare providers, health plans, and healthcare clearinghouses as well as, in certain instances, those who provide services on behalf of these entities which involve the receipt or disclosure of health information. Certain of our operations are subject to the HIPAA rules. Continued compliance with these final rules could be costly and require complex changes in our systems as well as the systems of our customers.

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

Other state and federal statutes and regulations governing transmission of healthcare information may affect our operations. For example, Medicaid rules require some processing services and eligibility verification to be maintained as separate and distinct operations. We carefully review our practices in an effort to ensure that we are in compliance with all applicable state and federal laws. These laws, however, are complex and changing, and the courts and other governmental authorities may take positions that are inconsistent with our practices thereby increasing our costs of complying or otherwise adversely affecting our operations.

Federal and state laws govern patient referrals, physician financial relationships and inducements to beneficiaries of federal healthcare programs. The federal anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for, or recommending the lease, purchase, order or arrangement of, any item, good, facility or service covered by these programs. The anti-kickback law is broad and may apply to some of our activities or our relationships with our customers or business partners. Penalties for violating the anti-kickback law include imprisonment, fines and exclusion from participating, directly or indirectly, in Medicare, Medicaid and other federal healthcare programs. Many states have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. We carefully review our practices in an effort to ensure that we comply with all applicable laws. However, the laws in this area are both broad and vague and it is often difficult or impossible to determine precisely how the laws will be applied. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business.

In order to remain competitive and satisfy the requirements and needs of our customers, we must remain informed of and adapt to new regulations governing the transmission, use and processing of personal information in electronic commerce and over the Internet. Although many of these regulations may not apply directly to our business, we expect that these regulations and any new laws regulating the solicitation, collection or processing of personal or consumer information could indirectly affect our business. Our efforts to remain competitive and profitable and ensure compliance, and our customers’ compliance, with these regulations may require the expenditure of significant sums in research and development and investments in new technology and processes and will require significant attention from senior management.

Acquisitions and Alliances

From time to time, we have made acquisitions and investments and entered into strategic alliances in an effort to obtain a competitive advantage or an expanded presence in targeted markets. We believe that selective acquisitions, investments and strategic alliances are important to our ability to compete effectively.

McKesson OmniLink

In April 2004, we acquired McKesson Corporation’s OmniLinkSM PPE assets and customer base for pharmacy claims processing and editing for approximately $14.0 million in cash. In connection with the transaction, we signed an agreement to form a strategic alliance with McKesson’s pharmacy systems company that will enhance our offering of value-added transactions services to pharmacies. We will jointly market our NDC Pre & Post Editing Service solutions to the base of 2,300 McKesson Pharmacy systems customers. This asset purchase will allow us to add more than 2,000 OmniLink store locations to our existing base of more than 30,000 pharmacies currently using our PPE services.

Cardinal Health

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

ProxyMed

During July 2001, in exchange for the contribution of the assets of our physician services network, we became an investor in MedUnite, Inc., which offered a nationwide EDI-based transaction system to connect providers and payers. On August 19, 2002, the financial advisors to MedUnite’s board of directors advised us that they had evaluated several preliminary proposals related to a recapitalization plan and selected parties with which they intended to proceed with a potential recapitalization or sale transaction. At that time, the net carrying value of our investment was approximately $52.6 million, consisting of $44.7 million in equity, $5.4 million in convertible debt, and $2.5 million in promissory notes and accrued interest. Based upon the information received from MedUnite’s financial advisors, as well as an updated evaluation of MedUnite’s results and of capital market conditions, we determined that the fair value of our investment was approximately $12.2 million, the amount of proceeds that we expected to receive from the recapitalization or sale of MedUnite. Therefore, in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we incurred a $41.0 million non-cash charge in fiscal 2002 to reduce the carrying value of our equity investment in MedUnite.

On December 31, 2002, ProxyMed purchased MedUnite and in exchange for our equity investment in MedUnite carried at $4.2 million, we received two convertible debt issues totaling $2.4 million from ProxyMed. Our remaining investment in MedUnite consisting of $5.4 million in convertible debt and $2.6 million in promissory notes and accrued interest; and trade receivables from MedUnite of $1.2 million not included in the carrying value of our investment, were restructured into a $2.2 million 3 year note from ProxyMed. In order to determine the appropriate carrying value of the consideration received from ProxyMed in exchange for our interest in MedUnite, several factors were considered. Our valuation considered the interest rates of the convertible debt and the new note, the long-term nature of the note, our current borrowing rate, and the financial condition of ProxyMed and their ability to satisfy the terms of the debt and note. Accordingly, during fiscal 2003 we recorded charges totaling $14.5 million related to the loss on the value of this investment and associated costs.

In conjunction with the sale of our interest in MedUnite to ProxyMed, we also evaluated other aspects of our MedUnite relationship. As part of this evaluation, we identified $1.4 million of trade receivables that we believe became uncollectible as a result of the change in relationship with MedUnite. Accordingly, a charge of $1.4 million is included in Restructuring and Other Charges in fiscal 2003 to reserve for these receivables. In addition, we reserved $0.9 million of the note receivable from ProxyMed during fiscal 2003, which was subsequently reversed during the fourth quarter of 2004 because of ProxyMed’s positive payment history.

TechRx

In May 2003, we completed the acquisition of TechRx Incorporated. TechRx is a leading provider of pharmacy software that automates the prescription fulfillment process, with systems in over 20% of pharmacies in the United States. TechRx systems provide pharmacy customers with an integrated solution for in-store operations, centralized processing and connectivity to payers and physicians. We were formerly a minority shareholder in TechRx and, in the fourth quarter of fiscal 2002, entered into an Agreement and Plan of Merger under which we agreed to acquire the remaining stock in a two-step transaction. Under the first step in May 2002, we acquired a controlling interest through the purchase of additional common stock and the conversion of non-voting convertible preferred stock for an additional investment in TechRx common stock of approximately $51.0 million. Under the second step, which closed in May 2003, we acquired the remaining shares in TechRx from minority shareholders for approximately $109.7 million cash, net.

ArcLight

On December 31, 2003, through an agreement whereby we acquired fixed assets and employees and obtained a seven year exclusive license to certain of its assets, we acquired the continuing operations of ArcLight, an information management company. The purchase price included 381,098 shares of unregistered NDCHealth common stock with a market value as of the date of issuance of $10.0 million and a five-year warrant to purchase an additional 381,098 shares of NDCHealth common stock at an exercise price of $26.24 per share with an estimated value as of the date of issuance using the Black-Scholes option pricing model of $4.4 million. The assumptions used in estimating the warrant’s value were a risk-free interest rate of 3.3%, an expected dividend yield of 0.6%, an expected life of five years, and expected volatility of 48%.

Additionally, the acquisition required the recording of transaction and lease termination costs totaling $3.1 million and a $0.7 million receivable for future cash payments from the remaining ArcLight business to NDCHealth relating to a previous agreement between the two parties. ArcLight made a transition payment of $2.0 million to NDCHealth at closing. The transition payment resulted in a reduction in the consideration we paid for ArcLight’s business. Future cash payments from ArcLight to NDCHealth relating to the previous agreement will reduce the net purchase price in subsequent periods.

As a part of the agreement, we will pay ArcLight royalties on our future sales of products utilizing ArcLight data and the agreement to use certain data may be extended for three additional years if certain financial and business objectives are met. If the agreement is extended for an additional three years, ArcLight will have the option to receive an additional $10.0 million in either cash or NDCHealth common stock. ArcLight is an information management company owned by a major wholesale drug distribution company, Cardinal Health, Inc., and a number of major retail pharmacy chains, including Albertson’s Inc., CVS Corporation, Kmart Corporation and Wal-Mart Stores, Inc.

For additional information regarding our acquisitions, please see Note 3 – Business Acquisitions and Investments in the Notes to the Consolidated Financial Statements.

Global Payments

On January 31, 2001, we completed the spin off of Global Payments, Inc., our former payment services business. Because of the nature of certain systems we shared with Global Payments, prior to the spin-off, we jointly determined that it was in the best interest of both companies for us to continue to provide services to Global Payments utilizing these systems. Therefore, we entered into a network services agreement whereby we provide transaction processing services for Global Payments. Global Payments reimburses us for these services at a rate that approximates our costs. The initial term of the agreement ended January 30, 2004 and was extended through September 30, 2005. We are scheduled to receive $5.2 million annually through September 30, 2005 as a result of this revised agreement.

As part of our spin-off of Global Payments, we received a tax ruling relating to the qualification of the distribution as a tax-free distribution within the meaning of Section 355 of the Internal Revenue Code of 1986, as amended. The continuing validity of this tax ruling is subject to certain factual representations and assumptions. If the distribution were to lose its status as a tax-free distribution, we would recognize taxable gain equal to the excess of the fair market value of the Global Payments common stock distributed to our stockholders over our tax basis in such stock. In addition, each of our stockholders who received Global Payments common stock in the distribution would generally be treated as receiving a taxable distribution in an amount equal to the fair market value of such stock.

If the distribution is disqualified as tax-free to us because of certain post-distribution circumstances, we would recognize taxable gain but the distribution would generally remain tax-free to each of our stockholders. Under the tax-sharing and indemnification agreement between us and Global Payments, if the distribution fails to qualify as a tax-free distribution because of an acquisition of its stock or assets, or certain acts (or failure to act) on its part, then Global Payments would be solely liable for any resulting corporate taxes. However, if Global Payments fails to indemnify us, we would be jointly and severally liable for federal income taxes resulting from the distribution being taxable.

Results of Operations

We operate our business as three fundamental segments: Network Services and Systems, Information Management, and Pharmacy Benefit Services. Network Services and Systems provides electronic connectivity to our NDCHealth Intelligent Network and system solutions throughout the healthcare industry. Information Management provides management information and consulting services to pharmaceutical manufacturers and pharmacy chains. Pharmacy Benefit Services provides pharmacy plan management services to health care third party payers. Other Revenue and Other Operating Income includes results from divested businesses in fiscal 2002 and Restructuring and Other Charges in fiscal 2004. More information concerning segments can be found in Note 13 of the Notes to our Condensed Consolidated Financial Statements.

(In millions, except per share data)	2004	2003	2002	2004 vs. 2003 Change		2003 vs. 2002 Change
				Dollars	Percent	Dollars	Percent
Revenue:
Network Services and Systems	$257.1	$254.1	$183.5	$3.0	1.2%	$70.6	38.5%
Information Management	149.3	149.2	145.9	0.1	0.1%	3.3	2.3%
Pharmacy Benefit Services	29.9	12.7	8.6	17.2	135.4%	4.1	47.7%
Other	—	—	3.6	—	—	(3.6)	(100.0%)

	436.3	416.0	341.6	20.3	4.9%	74.4	21.8%

Operating Expenses:
Cost of Service	223.0	203.9	165.1	19.1	9.4%	38.8	23.5%
Sales, General and Administrative	96.9	84.7	72.4	12.2	14.4%	12.3	17.0%
Depreciation and Amortization	35.9	30.1	23.3	5.8	19.3%	6.8	29.2%
Restructuring and Other Charges	5.1	5.1	—	—	—	5.1	n/m

	360.9	323.8	260.8	37.1	11.5%	63.0	24.2%

Operating Income:
Network Services and Systems	53.1	59.0	50.2	(5.9)	(10.0%)	8.8	17.5%
Information Management	24.9	32.9	29.9	(8.0)	(24.3%)	3.0	10.0%
Pharmacy Benefit Services	0.9	0.3	0.4	0.6	200.0%	(0.1)	(25.0%)
Other	(3.5)	—	0.3	(3.5)	n/m	(0.3)	(100.0%)

	75.4	92.2	80.8	(16.8)	(18.2%)	11.4	14.1%

Other Income (Expense)	(32.4)	(36.0)	(48.6)	3.6	10.0%	12.6	25.9%

Income from Continuing Operations before Income Taxes and Equity in Losses of Affiliated Companies	43.0	56.2	32.2	(13.2)	(23.5%)	24.0	74.5%
Provision for Income Taxes	16.7	23.4	13.7	(6.7)	(28.6%)	9.7	70.8%
Equity in Losses of Affiliated Companies	—	—	(1.5)	—	—	1.5	100.0%

Income from Continuing Operations	26.3	32.8	17.0	(6.5)	(19.8%)	15.8	92.9%
Loss from Discontinued Operations	(16.7)	(2.2)	(1.9)	(14.5)	(659.1%)	(0.3)	(15.8%)

Net Income	$9.6	$30.6	$15.1	$(21.0)	(68.6%)	$15.5	102.6%

Diluted Earnings Per Share from Continuing Operations	$0.74	$0.94	$0.48	$(0.20)	(21.3%)	$0.46	95.8. %

Diluted Earnings Per Share	$0.27	$0.88	$0.43	$(0.61)	(69.3%)	$0.45	104.7%

Revenue

Total Revenue increased $20.3 million, or 4.9%, to $436.3 million in fiscal 2004 from $416.0 million in fiscal 2003. Total Revenue increased $74.4 million, or 21.8%, to $416.0 million in fiscal 2003 from $341.6 million in fiscal 2002. An analysis of Revenue by segment is discussed below.

Network Services and Systems

Network Services and Systems Revenue grew $3.0 million, or 1.2%, to $257.1 million in fiscal 2004 from $254.1 million in fiscal 2003. Network Services and Systems Revenue grew $70.6 million, or 38.5%, to $254.1 million in fiscal 2003 from $183.5 million in fiscal 2002. $40.8 million of the increase from fiscal 2002 to fiscal 2003 was due to the acquisition of TechRx and ScriptLINE with the remaining growth resulting from increased transaction volumes and sales of new products. Revenue growth from fiscal 2003 to fiscal 2004 was lower than the growth from fiscal 2002 to fiscal 2003 due to lack of major acquisitions as well as declines in revenue from sale of software and services to our hospital and physician customers.

Revenue by Customer Group

(In millions)	2004	2003	2002	2004 vs. 2003 Change		2003 vs. 2002 Change
				Dollars	Percent	Dollars	Percent
Pharmacy	$147.4	$135.9	$85.4	$11.5	8.5%	$50.5	59.1%
Hospital	56.1	56.3	53.5	(0.2)	(0.4%)	2.8	5.2%
Physician	39.3	45.6	28.5	(6.3)	(13.8%)	17.1	60.0%
Other	14.3	16.3	16.1	(2.0)	(12.3%)	0.2	1.2%

Total	$257.1	$254.1	$183.5	$3.0	1.2%	$70.6	38.5%

Revenue from Pharmacy customers grew $11.5 million, or 8.5%, to $147.4 million in fiscal 2004 from $135.9 million in fiscal 2003 due primarily to increased information and analytic product sales to pharmacy and related customers. While network transactions grew, transaction revenue growth lagged volume growth due to an increasing share of transactions from larger pharmacy chains where pricing is lower than average due to volume rate structures. Pharmacy customer revenue grew $50.5 million, or 59.1%, to $135.9 million in fiscal 2003 from $85.4 million in fiscal 2002 due to the acquisition of TechRx and ScriptLINE with the remaining growth resulting from increased transaction volumes and sales of new products. Prospectively, we expect to capture more pharmacy prescription claims processing and PPE transaction services volume from independent and small regional chains, where pricing is higher. While pharmacy system sales have been slower than previously anticipated, we expect the demonstrated performance and financial benefits of our new pharmacy systems will lead to new sales over the next year.

Revenue from Hospital customers declined $0.2 million, or (0.4%), to $56.1 million in fiscal 2004 from $56.3 million in fiscal 2003 due to a transition to our newest revenue cycle management offering, NDC ePREMIS, that resulted in delayed revenue as part of a fee-per-transaction model and lower non-recurring training and support services revenue related to our legacy system product. NDC ePREMIS continues to experience sales and installation momentum, which should provide a solid platform for revenue growth as the Hospital product line transitions to a greater percentage of recurring revenue. Hospital customer group revenue increased $2.8 million, or 5.2%, to $56.3 million in fiscal 2003 from $53.5 million in fiscal 2002 due to increased claims volume.

Revenue from the Physician customer group decreased $6.3 million, or (13.8%), to $39.3 million in fiscal 2004 from $45.6 million in fiscal 2003 due to a tightening of credit terms and a change in business practice in selling software to VARs generally on a cash basis instead of on credit terms, which led to significantly fewer system sales in the second half of fiscal 2004. Physician system sales should improve to more normal levels beginning in the second quarter of fiscal 2005 as VARs begin to purchase new upgrades that will be released beginning in October 2004, which will contain a number of new features including the recent HIPAA security requirements. Physician customer group revenue grew $17.1 million, or 60.0%, to $45.6 million in fiscal 2003 from $28.5 million in fiscal 2002 due to the inclusion of certain allowances granted to our VARs as revenue, increased software product sales, and increased claim revenue.

Revenue from Other customer group includes transaction services provided to Global Payments, Inc. and a recently outsourced statement printing operation. Revenue for the Other customer group decreased $2.0 million, or (12.3%), to $14.3 million in fiscal 2004 from $16.3 million in fiscal 2003 due to the Global Payments contract being renewed at a lower rate and a decrease in statement printing revenue. Revenue from Other customer group increased $0.2 million, or 1.2%, to $16.3 million in fiscal 2003 from $16.1 million in fiscal 2002 due to growth in the statement printing operation.

Information Management

Information Management Revenue was nearly flat in fiscal 2004 compared to fiscal 2003, growing $0.1 million, or 0.1%, to $149.3 million in fiscal 2004 from $149.2 million in fiscal 2003. This was due to lower revenue from consulting and legacy services in a weak environment for discretionary spending by pharmaceutical manufacturers. These declines were offset by growth in newer product offerings, which provide increased insight into drug utilization and effectiveness. Renewed growth in this segment should be driven by our emerging information solutions as well as higher anticipated levels of customer strategic sales and marketing spending related to an expanding number of new drug launches expected in calendar 2005 and subsequent years. Information Management revenue grew $3.3 million, or 2.3% to $149.2 million in fiscal 2003 from $145.9 million in fiscal 2002 due to sales of new products and increased sales of existing products.

Pharmacy Benefit Services

Pharmacy Benefit Services Revenue increased $17.2 million (primarily in the fourth quarter), or 135.4%, to $29.9 million in fiscal 2004 from $12.7 million in fiscal 2003. The increase was due to the rapid expansion of our administrative services offerings in the fourth quarter of fiscal 2004 and should continue in fiscal 2005. Revenue grew $4.1 million, or 47.7%, to $12.7 million in fiscal 2003 from $8.6 million in fiscal 2002 due to growth in adjudicated claims volume and initial introduction of broader administrative services offerings.

Other

Revenue from divested businesses is reported in Other and accounted for $3.6 million of our revenue in fiscal 2002. This is attributable to our Physician services business, which was divested in fiscal 2002.

Cost of Service

(In millions)	2004	2003	2002
Revenue by Segment
Network Services and Systems	$257.1	$254.1	$183.5
Information Management	149.3	149.2	145.9
Pharmacy Benefit Services	29.9	12.7	8.6
Other	—	—	3.6

Total Revenue	$436.3	$416.0	$341.6

Cost of Service by Segment
Network Services and Systems	$116.5	$116.8	$81.6
Information Management	80.5	76.7	75.5
Pharmacy Benefit Services	26.1	10.4	6.2
Other	—	—	1.8

Total Cost of Service	$223.1	$203.9	$165.1

Cost of Service as Percent of Revenue
Network Services and Systems	45.3%	46.0%	44.5%
Information Management	53.9%	51.4%	51.7%
Pharmacy Benefit Services	87.2%	81.9%	72.1%
Other	—	—	50.0%
Total	51.1%	49.0%	48.3%

Cost of Service (“COS”) includes certain compensation, computer operations, data costs, consulting services, telecommunications, customer support, and application maintenance expenses. COS increased $19.1 million, or 9.4%, to $223.0 million in fiscal 2004 from $203.9 million in fiscal 2003. The increase was due primarily to variable costs directly related to increased revenue, particularly in our Pharmacy Benefit Services segment. COS increased $38.8 million, or 23.5%, to $203.9 million in fiscal 2003 from $165.1 million in fiscal 2002 and was impacted by the inclusion of TechRx in fiscal 2003 as well as internally generated growth in revenue. We expect that COS, as a percent of revenue, will increase further in fiscal 2005 as a result of anticipated growth in Pharmacy Benefit Services, in which cost of service as a percent of revenue is higher than the company average.

COS expense in the Network Services and Systems segment decreased slightly by ($0.3) million or (0.3%) to $116.5 in fiscal 2004 from $116.8 million in fiscal 2003 as increased application development and computer operations costs were more than offset by reduced customer support and product management expenses. COS increased $35.2 million or 43.1% to $116.8 in fiscal 2003 from $81.6 million in fiscal 2002 as a result of including results from TechRx in fiscal 2003.

COS in the Information Management segment increased $3.8 million or 4.9% to $80.5 million in fiscal 2004 due to the addition of ArcLight expenses, and other investments in data and computer operations costs. Information Management’s COS increased $1.2 million or 1.6% to $76.7 million in fiscal 2003 from $75.5 million in fiscal 2002 due to increased data costs mentioned below.

COS in the Pharmacy Benefit Services segment increased $15.6 million or 150% to $26.0 million in fiscal 2004 from $10.4 million in fiscal 2003 due to substantial revenue growth. COS as a percent of revenue increased from 81.9% in fiscal 2003 to 87.0% in fiscal 2004 as the mix of services sold shifted more heavily to pharmacy benefit administrative services, for which revenue and COS both include the underlying cost of the prescription drug benefit being administered, thereby providing very low contribution margins. The segment’s traditional pharmacy claim adjudication services offer higher percent margins, but represent a declining portion of the segment’s revenue. COS in the Pharmacy Benefit Services segment increased $4.2 million or 67.7% to $10.4 million in fiscal 2003 from $6.2 million in fiscal 2002 for the same reasons noted above.

COS in Other in fiscal 2002 is a result of a Physician services business, which was divested in fiscal 2002.

Data Costs

Data costs are primarily recorded within the Information Management segment in COS, but some data costs are also recorded in Network Services and Systems segment COS. We buy data from various sources to supplement our own data collection efforts. Data costs increased $3.1 million, or 6.0%, to $54.5 million in fiscal 2004 from $51.4 million in fiscal 2003. Data costs increased $7.9 million, or 18.2%, to $51.4 million in fiscal 2003 from $43.5 million in fiscal 2002. The increases were due to an increase in volume of data purchased, and an increase in the costs of such data. As a percent of revenue, data costs increased slightly from fiscal 2003 to fiscal 2004, and decreased from fiscal 2002 to fiscal 2003. We are actively pursuing programs to continue to contain data costs, including exploring new areas of opportunity where data is less costly.

(In millions)	2004	2003	2002
Data costs	$54.5	$51.4	$43.5
Revenue	$436.3	$416.0	$341.6
Percent of revenue	12.5%	12.4%	12.7%

Software Costs

The primary engine of growth for NDCHealth is the creation of new and enhanced products. Software costs are related to the development of new products and maintenance and enhancement of existing products. As such, software costs are an investment in the growth engine of the company and are essentially our investment in future growth. As new products are developed, sold and installed, we expect to grow revenue, operating income, and increase cash flow. Our current focus is on developing products such as T-Rex Enterprise, T-Rex Mail Order, and our Intelligent Health Repository and ArcLight-related information products.

Development costs capitalized as a percent of total development costs decreased to 73.1% in fiscal 2004 from 83.8% in fiscal 2003. Software costs are related to the development of new products and maintenance and enhancement of existing products. We capitalize certain costs of developing software held for sale to our customers as well as software used internally to provide services to our customers. We expense costs associated with maintenance of existing products. Amortization expenses associated with capitalized software are discussed below under “Depreciation and Amortization.”

Total costs associated with software development for our new pharmacy system were $21.6 million in fiscal 2004 versus $16.1 million in fiscal 2003. Approximately $17.1 million of these development costs were capitalized resulting in net development expense associated with our new pharmacy system of approximately $4.5 million in fiscal 2004. Pharmacy system software maintenance expense was $2.1 million in fiscal 2004.

(In millions)	2004	2003	2002
Total costs associated with software development	$44.9	$37.7	$18.9
Less: capitalization of internally developed software	(32.8)	(31.6)	(12.0)

Net software development expense	12.1	6.1	6.9
Software maintenance expense	9.2	8.9	8.8

Total net software expense	$21.3	$15.0	$15.7

Revenue	$436.3	$416.0	$341.6

Capitalization as a % of revenue	7.5%	7.6%	3.5%

Total net software expense as a % of revenue	4.9%	3.6%	4.6%

Capitalization of developed software as a % of total costs associated with software development	73.1%	83.8%	63.5%

Sales, General and Administrative Expense

Sales, General and Administrative (“SG&A”) expense consists primarily of salaries, wages and expenses relating to sales, marketing, administrative and management employees, employee training costs, and occupancy of leased space directly related to these functions. SG&A expense increased $12.2 million, or 14.4%, to $96.9 million in fiscal 2004 from $84.7 million in fiscal 2003. SG&A expense increased $12.2 million, or 16.8%, to $84.7 million in fiscal 2003 from $72.5 million in fiscal 2002. As a percent of revenue, SG&A expense was 22.2%, 20.4%, and 21.2% during fiscal 2004, 2003, and 2002, respectively. The increase in SG&A expense in fiscal 2004 compared to fiscal 2003, in both absolute dollars and as a percent of revenue, was caused by increased corporate staff and professional fees in response to increased complexity and regulatory requirements of our business; higher audit and insurance expenses; an increase in equity compensation expense as the Company relied less on stock options and more on restricted stock as a form of equity compensation; and expenses related to the independent review of the timing of revenue recognition of physician system sales. The increase of SG&A expense of $12.2 million in fiscal 2003 compared to fiscal 2002 was caused by the acquisition and inclusion of TechRx and by general growth in the company’s business. SG&A declined as a percent of revenue in fiscal 2003 compared to fiscal 2002 due to centralization efforts and cost containments. We expect that SG&A expense, as a percentage of revenue, will be flat or increase in 2005 due to continued investment in our sales and marketing programs to support the roll out of new products, increased professional fees associated with stockholder litigation and increased corporate governance expenses.

Depreciation and Amortization

Depreciation and Amortization expense increased in fiscal 2004 from fiscal 2003 as a result of new products being placed into service and the amortization of intangible acquired assets. Depreciation and Amortization expense increased in fiscal 2003 from fiscal 2002 as a result of the TechRx and ScriptLINE acquisitions in the fourth quarter of fiscal 2002. Depreciation and Amortization expense is expected to increase in fiscal 2005 as newly developed products are placed in service.

(In millions)	2004	2003	2002
Depreciation and Amortization	$35.9	$30.1	$23.3

Revenue	$436.3	$416.0	$341.6

Percent of revenue	8.2%	7.2%	6.8%

Restructuring and Other Charges

	2004	2003
By Expense Type
Severance	$4,557	$—
Exit-related costs	984	—
Asset reserves	(691)	2,283
Acquisition related costs	265	2,775

Total	$5,115	$5,058

By Segment
Network Services and Systems	$3,506	$5,058
Information Management	987	—
Other	622	—

Total	$5,115	$5,058

During fiscal 2004, we began a review of the entirety of NDCHealth to identify opportunities for increased operational efficiencies. This ongoing review includes an assessment of our organizational structure as well as our physical operating locations. We took several actions in fiscal 2004 as a result of this review, primarily related to the reduction our workforce related to redundant operations and activities. The severance charges reflect 131 specifically identified executives and employees who were informed of their employment termination during fiscal 2004. The exit-related costs relate to the closure of two offices and the reduction in size of two offices. Also in the second fiscal quarter of 2004, we wrote-off a $0.2 million note receivable related to a business that was exited in 2001.

In conjunction with the sale of our interest in MedUnite to ProxyMed, we also evaluated other aspects of our MedUnite relationship. As part of this evaluation we identified $1.4 million of trade receivables that we believe became uncollectible as a result of the change in relationship with MedUnite. Accordingly, a charge of $1.4 million is included in Restructuring and Other Charges in fiscal 2003 to reserve for these receivables. In addition, we reserved $0.9 million of the note receivable from ProxyMed during fiscal 2003, which was subsequently reversed during the fourth quarter of 2004 because of the positive payment history of ProxyMed.

Additionally, in conjunction with the second step of our TechRx acquisition in fiscal 2003 and in accordance with APB No. 25 and FIN 44, “Accounting for Certain Transactions Involving Stock Compensation,” we recorded $2.8 million and $0.3 million of acquisition related expense for TechRx variable stock options in fiscal year 2003 and 2004, respectively. See Note 3 – Business Acquisitions and Investments for further information.

Operating Income

(In millions)	2004	2003	2002	2004 vs. 2003 Change		2003 vs. 2002 Change
				Dollars	Percent	Dollars	Percent
Operating Income:
Network Services and Systems	$53.1	$59.0	$50.2	$(5.9)	(10.0)%	$8.8	17.5%
Information Management	24.9	32.9	29.9	(8.0)	(24.3)%	3.0	10.0%
Pharmacy Benefit Services	0.9	0.3	0.4	0.6	200.0%	(0.1)	(25.0)%
Other	(3.5)	—	0.3	(3.5)	n/m	(0.3)	(100.0)%

Total	$75.4	$92.2	$80.8	$(16.8)	(18.2)%	$11.4	14.1%

Operating Income in the Network Services and Systems segment decreased $5.9 million or (10.0%) to $53.1 million in fiscal 2004 from $59.0 million in fiscal 2003. This decrease was due to increased Depreciation and Amortization expense from new products coming on line, an increase in this segment’s share of total general and administrative costs, and Restructuring and Other charges of $1.2 million. Operating Income in the Network Services and Systems segment increased $8.8 million or 17.5% to $59.0 million in fiscal 2003 from $50.2 million in fiscal 2002. Operating Income growth was slower than Revenue growth due to the inclusion of TechRx as well as Restructuring and Other Charges of $5.1 million.

Operating Income in the Information Management segment decreased $8.0 million or (24.3%) to $24.9 million in fiscal 2004 from $32.9 million in fiscal 2003. This decrease was due to increased data costs, $1.0 million in non-cash product termination costs, and increased Depreciation and Amortization expense and increased Sales, General and Administrative costs. Operating Income in the Information Management segment increased $3.0 million or 10.0% to $32.9 million in fiscal 2003 from $29.9 million in fiscal 2003. This increase was due to increased Revenue.

Operating Income in the Pharmacy Benefit Services segment increased $0.6 million or 200.0% to $0.9 million in fiscal 2004 from $0.3 million in fiscal 2003. This increase was due to Revenue growth. Operating Income in the Pharmacy Benefit Services segment decreased ($0.1) million or (25.0%) to $0.3 million in fiscal 2003 from $0.4 million in fiscal 2002. This decrease was due to COS growing faster than Revenue during a period of rapid business expansion, and transition to a broader pharmacy benefit administration offering.

Operating Income in Other was ($3.5) million in fiscal 2004 and is related to Restructuring and Other Charges of $5.1 million mentioned above that are not attributable to a specific segment. Operating Income in Other was $0.0 million in fiscal 2003 and $0.3 million in fiscal 2002. In fiscal 2002 we divested our Physician services business, which provided $0.3 million in Operating Income in fiscal 2002.

Other Income (Expense)

(In millions) Other Income (Expense)	2004	2003	2002
Interest and Other Income	$0.5	$1.2	$1.7
Interest and Other Expense	(27.8)	(21.2)	(9.2)
Minority Interest in (Earnings) Losses	(0.4)	0.8	(0.1)
Early Extinguishment of Debt	(0.2)	(2.4)	—
Loss Related to Investments	(4.5)	(14.4)	(41.0)

Total	$(32.4)	$(36.0)	$(48.6)

Interest and Other Income results primarily from interest earned in overnight money market funds.

Interest and Other Expense consists of interest expense, amortization of debt issuance costs and other miscellaneous non-operating expense. Interest and Other Expense increased $6.6 million, or 31.1%, to $27.8 million in fiscal 2004 from $21.2 million in fiscal 2003. Interest and Other Expense increased $12.0 million, or 130.4%, to $21.2 million in fiscal 2003 from $9.2 million in fiscal 2002. As discussed in Liquidity and Capital Resources below and in Note 11 of the Notes to our Consolidated Financial Statements, we completed a refinancing in fiscal 2003. This increased interest expense in fiscal 2003 and 2004 was due to the additional debt and higher weighted average rates being in place. In the fourth quarter of fiscal 2002, we borrowed $91 million under a line of credit in order to complete step 1 of the TechRx acquisition and in order to purchase ScriptLine assets. This amount was outstanding until the time of the refinancing in fiscal 2003 referenced above and in Note 11.

Minority Interest in (Earnings) Losses results from our 49% interest in our consolidated subsidiary engaged in providing Pharmacy Benefit Services and is driven by their profitability. When this subsidiary is profitable, we are required to share the profits and record a charge. When this subsidiary is not profitable, we share in the loss and record a benefit. In fiscal 2003 we recorded a benefit of $1.0 million related to Minority Interest add back for acquisition related costs at TechRx.

Early Extinguishment of Debt was ($0.2) million in fiscal 2004 and was for the early payment of a mortgage we held on a building on our corporate campus. Early Extinguishment of Debt was ($2.4) million in fiscal 2003 and was related to the retirement of a credit facility and convertible notes with our refinancing in fiscal 2003.

During the fourth quarter of 2004, we made the decision to de-emphasize our efforts in new physician electronic prescribing activities. We will continue to leverage our market leadership to help connect pharmacies to physician interface providers, a profitable component of e-prescribing for us today. This is the portion of e-prescribing where we currently bring the greatest strength, and intend to concentrate our physician market efforts on our high-margin systems and EDI businesses. Due to this strategic decision, we incurred a non-cash charge of $4.5 million, or $0.12 per diluted share, to write down our investment in an e-prescribing company.

Loss Related to Investments was ($14.4) in fiscal 2003 and ($41.0) million in fiscal 2002. On August 19, 2002, the financial advisors to MedUnite’s board of directors shared with us that they had evaluated several preliminary proposals related to a recapitalization plan and selected parties with which they intended to proceed with further evaluation, discussions, and negotiation of a potential recapitalization transaction. At that time, the net carrying value of our investment was approximately $52.6 million consisting of $44.7 million in equity, $5.4 million in convertible debt, and $2.5 million in promissory notes and accrued interest. Based upon the information received from MedUnite’s financial advisors, as well as an updated evaluation of MedUnite’s results and of capital market conditions, we determined that the fair value of our investment was approximately $12.2 million, the amount of proceeds that we expected to receive from the sale of MedUnite. Therefore, in accordance with the provisions of SFAS No. 115, we reduced the carrying value of our equity investment by way of a $41.0 million non-cash charge in fiscal 2002.

On December 31, 2002, ProxyMed purchased MedUnite and in exchange for our equity investment in MedUnite of $4.2 million, we received two convertible debt issues totaling $2.4 million from ProxyMed. Our remaining investment in MedUnite consisting of $5.4 million in convertible debt and $2.6 million in promissory notes and accrued interest; and trade receivables from MedUnite of $1.2 million not included in the carrying value of our investment, were restructured into a $2.2 million, 3-year note from ProxyMed. In order to determine the appropriate carrying value of the consideration received from ProxyMed in exchange for our interest in MedUnite, several factors were considered. Our valuation considered the interest rates of the convertible debt and the new note, the long-term nature of the note, our current borrowing rate, and the financial condition of ProxyMed and their ability to satisfy the terms of the debt and note. Accordingly, during fiscal 2003 we recorded charges totaling $14.5 million related to the loss on the value of this investment.

Provision for Income Taxes

Our estimated continuing effective tax rate in fiscal 2004, 2003, and 2002 was 38.8%, 41.8%, and 42.9% respectively. The tax rate for fiscal 2003 was higher than fiscal 2004 due to certain capital losses that were not deductible in fiscal 2003. More information on Income Taxes can be found in Note 10 of the Notes to our Consolidated Financial Statements. We expect our effective tax rate to remain in the fiscal 2004 level for the next fiscal year.

Discontinued Operations

During fiscal 2004 we initiated a review of our European operations to determine alternatives to mitigate losses associated with those operations. As a result of this review, our board of directors authorized the disposition of our European businesses. Accordingly, our financial statements have been prepared with the net assets and liabilities, results of operations, and cash flows of these operations displayed separately as Discontinued Operations with all historical financial statements restated to conform to this presentation. In conjunction with this discontinuance, we recorded an after-tax asset write down of $7.2 million or $0.20 per diluted share related to our equity investment in a joint venture in Europe.

Our European businesses consist of our 51% interest in NDCHealth GmbH, a German based company, and two businesses in the United Kingdom, NDCHealth Limited and NDCHealth Holding UK Ltd. Our German company was previously reported in our Information Management segment, while our United Kingdom operations were reported as a part of our Network Services and Systems segment.

The operating results of our discontinued operations are summarized as follows:

(In millions, except per share data)	2004	2003	2002
Revenue	$20,387	$13,636	$11,775
Operating Loss	(7,172)	(2,317)	(3,664)

Net Loss from Discontinued Operations	$(16,715)	$(2,181)	$(1,933)
Diluted Loss Per Share	$(0.47)	$(0.06)	$(0.05)

The Net Loss from Discontinued Operations for fiscal year 2004 is net of tax expense of $3.4 million and for fiscal years 2003 and 2002 is net of tax benefit of $0.5 million and $0.8 million, respectively. The tax expense for fiscal 2004 includes an adjustment to our valuation allowance to fully reserve the deferred tax assets related to the Net Operating Losses (“NOL”s) from these European businesses.

Liquidity and Capital Resources

Payments from our customers are our greatest source of liquidity. Additional sources of liquidity include our credit facility, financing under capital lease arrangements, vendor financing, and issuances of common stock and other instruments. The cash provided by these sources has a variety of uses. Most importantly, we must pay our employees and vendors for the services and materials they supply. Additional uses include capital equipment, development of additional products, investments in alliances, acquisitions, payment of taxes, payment of dividends, extension of credit to our customers, repayment of debt, and other general funding of our day-to-day operations.

Our operating cash requirements are generally satisfied with customer receipts as we receive a higher level of cash from our customers than we expend for payments of salaries and other recurring operating costs. Excess cash that we generate after satisfying all of our continuing operating requirements is shown on our statement of cash flows as net cash provided by operating activities. This measure takes into account items such as non-cash expenses included in our operating income, cash used to extend credit to our customers, and cash provided by our vendors extending credit to us.

Net cash provided by operating activities was $102.9 million for fiscal 2004, an increase from $97.8 million in fiscal 2003. Net income adjusted for non-cash items including loss on Discontinued Operations, Restructuring and Other charges, Early Extinguishment of Debt charges, Loss Related to Investments, and Depreciation and Amortization was $67.1 million in fiscal 2004 compared to $80.9 million in fiscal 2003. Favorable tax treatment of certain items arising from our Continuing Operations (primarily the deductibility of research and development costs and amortization), along with the utilization of NOLs, had the effect of reducing our net deferred tax asset and our cash tax payments by approximately $15.7 million. We expect fiscal 2005 tax payments to be about the same due to the continued generation of favorable temporary differences and the utilization of NOLs. Our net deferred tax asset was further reduced by $5.3 million for various other items (primarily the recording of the valuation allowance on the foreign NOLs from Discontinued Operations).

While cash provided by operating activities was negatively impacted by lower Net Income adjusted for non-cash items as discussed above, improvements in working capital provided a benefit of $5.6 million in fiscal 2004 compared to a use of $13.8 million in fiscal 2003. The most significant difference between fiscal 2004 and 2003 was accrued interest on Long-Term Debt. Because interest payments on the $200 million of senior subordinated notes are made on June 1 and December 1 of each year, no interest payment was made in fiscal 2003 which provided a benefit of $12.3 million. Cash payment of this interest was made in the first quarter of fiscal 2004 followed by the December payment in the third quarter. Because cash payments in fiscal 2004 exceeded interest expense for the same period, accrued interest used $2.4 million of cash in fiscal 2004. Other significant differences between fiscal 2004 and fiscal 2003 are Prepaid expenses and other assets, Accounts payable and accrued liabilities, and Deferred revenue. Collectively, these changes in working capital provided $20.7 million of cash in fiscal 2004 and used $18.8 million of cash in fiscal 2003. Changes in working capital are the result of the timing of payments to our vendors and the timing difference between billing customers for services as required by their contracts and our recognition of related revenue. As a result of improvements in our management of working capital, Prepaid expenses and other assets provided $1.5 million of cash in fiscal 2004 compared to a use of $23.2 million in fiscal 2003 while Accounts payable and accrued liabilities provided $10.5 million in fiscal 2004 compared to a use of $7.9 million in fiscal 2003. In our Network Services and Systems segment, our strategy is to market a complete set of solutions rather than individual products that we emphasized in the past. As a result, more of our network contracts are subject to EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” The impact is an increase in Cash and Deferred Revenue as the customer may remit payment in advance even though revenue is recognized in future periods.

The nature of an information services business is such that it requires a substantial continuing investment in data, technology equipment and product development in order to expand the business. Creation of new and enhanced products is the engine of growth for NDCHealth and we continue to invest in our future growth through focus on product development. We are generally able to fund these investments internally from excess cash generated from operations. Historically we have also expanded our business through acquisitions and strategic investments in other businesses. The cash we use to expand our business is shown as Net cash used in investing activities. Capital expenditures, which reflect our investment in equipment and product development such as capitalized software costs discussed above, were $42.3 million in fiscal 2004, including $32.8 million in capitalized software costs and $3.1 million in capitalized interest; and $42.6 million in fiscal 2003, including $31.6 million in capitalized software costs and $2.0 million in capitalized interest. Capital expenditures were funded from cash from operations in both years. As we continue the launch of new products in fiscal 2005, we expect a similar level or slight increase of capital expenditures as in 2004 while improving our revenue growth, gross profit and ultimately, cash flow.

We used $21.3 million of cash to complete acquisitions in fiscal 2004, including $14.0 million for the acquisition of McKesson’s OmniLink pre- and post-editing customers. The remaining use of cash represents the payment of transactions costs related to the completion of the TechRx acquisition and additional investment in a provider of technology that allows physicians to write electronic prescriptions using mobile phones, desktop computers, and other web-enabled devices. In fiscal 2004, we incurred a $4.5 million non-cash charge as a result of the write down of our investment in this e-prescribing business, which is recorded in Loss Related to Investments (see discussion in Results of Operations). In fiscal 2003, we used $112.7 million of cash to complete acquisitions, primarily the completion of our acquisition of TechRx. We acquired a controlling interest in TechRx in fiscal 2002 as the first step of an agreement to acquire all of their outstanding shares in a two-step transaction. Under the second step, which closed on May 27, 2003, we acquired all remaining shares in TechRx from minority stockholders for $5.55 in cash for each TechRx common share, or an aggregate of $109.7 million, net. The remaining use of cash represents the payment of merger related costs associated with the acquisition.

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

In November 2002, we completed a refinancing that included a new $225 million senior secured credit facility and the issuance of $200 million of 10 1/2% Senior Subordinated Notes due 2012 in an unregistered offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933. On September 2, 2003 we completed an exchange offer whereby we exchanged all of the unregistered notes for substantially identical registered senior subordinated notes. As of May 28, 2004, the fair market value of the notes was approximately $214.0 million.

On December 19, 2003, the credit facility was amended to reduce the interest rate and relax certain covenants to provide us added flexibility. As of May 28, 2004, $102 million was outstanding under the term loan, which bore interest at a weighted average annual interest rate equal to 5.17% during fiscal 2004. The $100 million revolving credit facility is available for working capital and general corporate purposes and has a variable interest rate based on market rates. During fiscal 2004, we borrowed and repaid a total of $24.0 million under the revolving credit facility. As of May 28, 2004 there were no borrowings outstanding under the revolving credit facility. During the first quarter of fiscal 2005 we borrowed $33.5 million and have repaid $20.0 million, as of August 9, 2004, under the revolving credit facility. The credit facility contains certain financial and non-financial covenants customary for financings of this nature. As of May 28, 2004, we were in compliance with all restrictive covenants. However, due to our expectations for financial performance during the first quarter of fiscal 2005, we will not meet certain of our current covenant requirements and will need to request a waiver or obtain an amendment to said covenants from our credit group. While we expect to successfully negotiate any required waivers or amendments and to regain the level of financial performance required to be in compliance with all current restrictive covenants by the end of fiscal 2005, there can be no assurance of this.

Borrowings under the amended credit facility bear interest, at our option, at a rate based on either (1) the applicable margin plus the base rate, which is the higher of the per annum rate, which the administrative agent publicly announces from time to time to be its prime lending rate, and the federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.5%, or (2) the applicable margin plus a 1, 2, 3 or 6 month London Interbank offered rate (“LIBOR”) rate. The amended credit facility eliminated the LIBOR minimum of 2.00% for term loan borrowings contained in the original facility. The applicable margin with respect to term loan borrowings is a percentage per annum equal to 1.75% for base rate borrowings and 2.75% for LIBOR borrowings. The applicable margin with respect to borrowings under the revolving credit facility is a percentage per annum equal to 1.50% for base rate borrowings and 2.50% for LIBOR borrowings. The applicable margin is subject to adjustments based on our financial performance. Under the credit agreement there is no cap on the interest rate applicable to the term loan or the revolving credit facility.

Mandatory prepayments are required after 90 days following the end of each fiscal year beginning fiscal year 2004. NDCHealth is obligated to prepay an aggregate principal amount of the loans, and cash collateralize any Letter of Credit obligations in an amount equal to: (i) 75% of excess cash flow for such fiscal year if the consolidated total leverage ratio is greater than 2.00:1.00 at the end of such fiscal year, and (ii) 50% of such excess cash flow for such fiscal year if the consolidated total leverage ratio is less than or equal to 2.00:1.00 at the end of the fiscal year. Each such payment shall be applied ratably first to the term facility pro rata to the scheduled amortization payments until all are paid in full and second to the revolving credit facility. Under the mandatory prepayment agreement $27.5 million is due by August 26, 2004 based on fiscal 2004 earnings.

We believe that free cash flow, defined as net cash provided by operating activities less capital expenditures and dividends paid, is a meaningful measure of our ability to generate cash for reducing our level of senior debt. Free cash flow is not a Generally Accepted Accounting Principle (“GAAP”) measurement and may not be comparable to free cash flow reported by other companies. Free cash flow increased to $54.9 million in fiscal 2004 from $49.6 million in fiscal 2003 due to increased Net cash provided by operating activities in fiscal 2004.

(In thousands)	Fiscal year ended May 28, 2004	Fiscal year ended May 30, 2003
Net cash provided by operating activities	$102,866	$97,753

Capital expenditures	(42,267)	(42,590)

Dividends paid	(5,694)	(5,568)

Free cash flow	$54,905	$49,595

Upon completion of the refinancing in fiscal 2003 discussed above, we received $118.7 million in proceeds from the $125 million term loan, net of $6.3 million in costs related to the entire $225 million credit facility, and $193 million in proceeds from the issuance of the notes, net of $7.0 million in debt issuance costs. The issuance costs associated with the refinancing are being amortized over the life of the credit facility and notes. We used $91 million of the net proceeds from the refinancing to repay all indebtedness outstanding under our previous revolving credit facility. $145.9 million of the net proceeds from the refinancing were used for redemption of our 5% convertible subordinated notes due November 2003. In fiscal 2002, we borrowed $91 million under our previous $150 million unsecured revolving line of credit to partially fund the TechRx and ScriptLINE acquisitions described above.

Stock activities provide us an additional source of liquidity. Stock activities are primarily related to the exercises of employee stock options and issues under the employee stock purchase plan. In fiscal 2004, issuance of shares of our common stock generated $9.3 million versus $4.6 million in fiscal 2003. Although the issuance of additional shares provides us with liquidity, it results in a dilution of each individual stockholder’s equity. Another use of cash is the payment of dividends which totaled $5.7 million in fiscal 2004 and $5.6 million in fiscal 2003.

Discontinued operations used $7.1 million of cash in fiscal 2004 and $8.4 million in fiscal 2003, and provided $5.1 million in fiscal 2002.

A summary of our contractual obligations are presented below:

(In millions) Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$302.0	$32.9	$10.8	$58.3	$200.0
Capital lease obligations	1.3	0.8	0.5	—	—
Operating leases	56.6	17.1	20.6	8.8	10.1
Purchase obligations	63.8	51.3	12.5	—	—

Total contractual obligations	$423.7	$102.1	$44.4	$67.1	$210.1

Application of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions. Critical accounting policies are those policies that can have a significant impact on our financial position and results of operations and require complex judgments and the most significant use of these subjective estimates and assumptions. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Specific risks inherent in our application of these critical policies are described below. For all of these policies, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. These policies also often require difficult judgments on complex matters that may be subject to multiple sources of authoritative guidance. Additional information concerning our accounting policies can be found in Note 2 of Notes to our Consolidated Financial Statements.

Revenue

Although we have several sources of revenue, in all cases, in accordance with criteria set forth in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” SOP No. 97-2, “Software Revenue Recognition,” and other authoritative literature, we recognize revenue when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, delivery and performance has occurred, and collectibility is reasonably assured. The most variable of these factors among our various businesses is determining when delivery and performance has occurred. Additionally, we have adopted the provisions of Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.

In our Network Services and Systems segment, the primary source of revenue is fees charged for network services. We provide these services to our pharmacy, hospital, physician, and payer customers. These fees are generally based on the volume of services we provide to each individual customer. In most instances, this fee is charged per transaction and type of transaction while in some instances, these services are provided to large customers for a fixed monthly fee, regardless of each month’s actual transaction volume for a portion of the contract term. We have begun the rollout of hosted web browser based applications for our hospital and pharmacy customers. The per transaction or per store charges for these services includes charges for the use of the application software, network, and other value added services. Revenue for these services is recognized each month as the services are rendered.

In our systems businesses, we also receive revenue from software licenses and related maintenance and support agreements. SOP No. 97-2, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” provide guidance on applying accounting principles generally accepted in the United States for software revenue recognition transactions. Based on these authoritative statements, we recognize revenue as follows:

Revenue from the sale of bundled software licenses and implementation services are recognized on the date that the software is in operation at the customer site where vendor specific objective evidence (“VSOE”) has been established for the undelivered elements of the customer contract, which typically is maintenance. In these cases, the maintenance revenue is recognized over the term of the maintenance contract. Where VSOE cannot be established for undelivered elements within the contract, the revenue related to license fees and implementation services are deferred and recognized upon acceptance over the remaining term of the contract, typically two or three years.

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

We provide software maintenance and customer support to our customers on both an as needed and a contracted long-term basis. Services provided outside a maintenance contract are on an as requested basis and revenue is recognized as the services are provided. Revenue for services provided on a contracted long-term basis is recognized ratably over the terms of the contract.

In many cases, our physician systems are sold indirectly through VARs. We record revenue when the product is shipped to the VARs. Because the VARs provide many of the services that we would otherwise provide (such as contract support, advertising, etc.), we provide them allowances to cover their cost of providing these services. We record revenue in accordance with EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products,” which requires that certain allowances be treated as reductions in revenue and allows other allowances, for which we receive separable, identifiable and quantifiable benefits, to be recorded as revenue and operating expense. During the fourth quarter of fiscal 2004, we changed our agreements with our VARs eliminating the requirement to maintain evidence of contract support and advertising support. Therefore, we have ceased recording these items in revenue and expenses.

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

The Pharmacy Benefit Services segment’s primary source of revenue is providing pharmacy benefit administration services for prescription drug benefits to clients through the Company’s network of contractually affiliated retail pharmacies. Revenue is recognized as each drug prescription is fulfilled through its network and the associated drug claim is processed. Through review of all our client contracts, we have determined that the Company acts as the principal in all of its network transactions under the indicators of EITF No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent.” NDCHealth acts as a principal because we: i) have separate contractual relationships with clients and with pharmacies, ii) are responsible to validate and economically manage a claim through its claims adjudication process, iii) commits to set prescription prices for the pharmacy, iv) have discretion in supplier selection and v) have credit risk for the price due from the client. Revenue is recorded at the amount our clients have contracted to pay us for the dispensing of such drugs together with any associated administrative fees. Under our pharmacy contracts, the pharmacy is obligated to collect co-payments from the member based on the amount we advise them to collect. As such, we do not include member co-payments to retail pharmacies, which totaled approximately $1.0 million in fiscal 2004, in our Revenue or in our Cost of Service.

Capitalized software

We have two types of capitalized software: 1) Software that we develop for sale to our customers (shown as Capitalized External Use Software, net) and 2) software that we develop for internal use in providing services to our customers (included in Property and Equipment, net). The costs associated with developing software are capitalized differently depending on whether the software is for sale or for internal use. In each instance, in accordance with SFAS 86 or SOP 98-1, respectively, costs are capitalized only when the project has reached the point of technological feasibility or the application development stage. Costs incurred prior to this point are charged to earnings as research and development expense.

For software sold to our customers, in accordance with SFAS 86 we capitalize both direct and indirect development costs such as programmers’ salaries and benefits, outside contractor costs, computer time, and allocated facility costs. Completed projects capitalized under SFAS 86 are amortized after reaching the point of general availability using the greater of the amount computed using the straight-line method or the ratio that current revenues bear to the total of current and anticipated revenues, based on the estimated useful life of the project, normally five years. The life used for amortization is based on the projected period of time that we will sell the product, typically five years.

For software used internally, in accordance with SOP 98-1 only direct development costs such as programmers’ salaries and benefits, and fees paid to others for development are capitalized. Completed projects capitalized under SOP 98-1 are amortized using the straight-line method. The life used for amortization is based on the projected period of time that we will use the software to provide services, typically five years.

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

Finally, we also evaluate each investment for proper treatment under FIN 46 “Consolidation of Variable Interest Entities.”

Intangible assets

Intangible assets are created when the purchase price of an acquired business exceeds the value of its tangible assets. For any significant business we acquire, we obtain a valuation from an independent specialist that assists in the identification of any specific intangibles and provides assistance in our determination of an estimated value and life for each. Goodwill exists where our purchase price exceeds the value of tangible assets plus these specifically identified intangible assets.

Specifically identified intangible assets primarily represent proprietary technology, customer relationships, and data access rights. Identified intangibles are assigned a value, generally as estimated in the valuation, and amortized over the estimated life. Because of the complexity of assumptions and judgment used in estimating the value and life of these assets, there is significant risk that their actual value and life may vary from the original estimate. We periodically evaluate whether events and circumstances have occurred that indicate the carrying amount of intangibles may warrant revision or may not be recoverable. When factors indicate that an intangible should be evaluated for possible impairment, we estimate the present value of future cash flows associated with the asset over its remaining life. We may determine that an intangible asset has diminished or has no remaining value prior to it being fully amortized. In this instance, we would be required to record a charge to earnings to account for impairment of the asset.

SFAS 142, “Goodwill and Other Intangible Assets,” requires that goodwill no longer be amortized but be reviewed for impairment on a regular basis. The goodwill impairment test has two steps. The first step is to compare the fair value of each reporting unit with its book value. Our reporting units are defined as our Pharmacy, Hospital, and Physician customer groups in our Network Services and Systems segment plus our total Information Management segment, and our Pharmacy Benefit Services. If the estimated current value of future cash flows of any reporting unit is calculated as being lower than its book value, the second step would be to calculate the possible impairment by comparing the implied fair value of goodwill with the carrying amount. Any impairment would require a non-cash charge to earnings in the period in which the impairment was identified.

We completed our annual impairment testing during the second quarter of fiscal 2004. For each of our reporting units, we found that the estimated fair value exceeded the net book value of the unit and therefore the second step was not necessary. We updated the study in the fourth quarter of fiscal 2004 due to the discontinuance of our European businesses and found that no impairment was necessary as a result of this event. We will conduct these same tests going forward at least annually during our second fiscal quarter, and more frequently if circumstances suggest potential impairment, to determine that goodwill carried on our Balance Sheet is properly valued.

Recently Issued Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that superseded Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell. Discontinued operations are no longer measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations in a disposal transaction. We adopted SFAS No. 144 in the first quarter of fiscal 2003. The adoption of SFAS 144 has allowed us to treat the pending sale of our European operations as a discontinued operation.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability

Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that liabilities associated with exit or disposal activities be recognized when they are incurred. Under EITF Issue No. 94-3, a liability for exit costs was recognized at the date of a commitment to an exit plan. SFAS No. 146 also requires that the liability be measured and recorded at fair value. Accordingly, this standard may affect the timing of recognizing future restructuring costs as well as the amounts recognized. Liabilities recognized prior to the initial application of SFAS No. 146 continue to be accounted for in accordance with preexisting guidance. The provisions of SFAS No. 146 were adopted for restructuring activities initiated after December 31, 2002 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 were effective for interim and annual periods ending after December 15, 2002. The initial recognition and measurement requirements of FIN No. 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on our consolidated financial statements.

In November 2002, the FASB reached a consensus regarding EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The guidance provided by EITF Issue No. 00-21 is effective for us on revenue arrangements entered into on or after August 31, 2003. The adoption of this standard did not have a material impact on our consolidated financial statements.

Also, in November 2002, the FASB reached a consensus on EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF Issue No. 02-16 provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction in cost of sales unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or it is a reimbursement of costs incurred to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost. This consensus is generally effective for new or modified agreements subsequent to November 2002. The adoption of this standard did not have a material effect on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not yet adopted the fair value method of accounting for stock-based compensation, however, as required, we adopted the disclosure provisions of this standard in 2004.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” and in December 2003, a revised interpretation was issued (FIN No. 46 (R)). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support is activities. FIN No. 46 requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. The interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15,

2003 for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003. We implemented FIN Nos. 46 and 46 (R) on a retroactive basis as required in 2004. The adoption of this standard did not have a material impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made as part of the FASB’s Derivatives Implementation Group process, other FASB projects dealing with financial instruments, and in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on our consolidated financial statements.

In May 2003, The FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, “Elements of Financial Statements,” as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for all other matters, at the beginning of our second quarter of 2004. The adoption of this standard did not have a material impact on our consolidated financial statements.

In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” effective for fiscal years ending after December 15, 2003. This statement does not change the measurement or recognition aspects for pensions and other postretirement benefit plans, however it does revise employer’s disclosures to include more information about plan assets, obligations to pay benefits and funding obligations. As required, the Company adopted the disclosure provisions of SFAS No. 132 in 2004.

In December 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104’s primary purpose is to rescind the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF Issue No. 00-21. Additionally, SAB No. 104 rescinds the SEC’s related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101 that had previously been codified by the SEC. While the wording of SAB No. 104 reflects the issuance of EITF Issue No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104, which were effective upon issuance. The adoption of SAB No. 104 did not have a material effect on our consolidated financial statements.

In January 2004, the FASB issued Financial Staff Position (“FSP”) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” As permitted by FSP No. 106-1, we elected to defer recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) until authoritative guidance on accounting for the new federal subsidy is issued. In May 2004, the FASB issued FSP No. 106-2 which provides accounting guidance for this new subsidy. The Company sponsors a number of postretirement benefit plans and we are currently evaluating the impact of FSP No. 106-2, which we are required to adopt in our second quarter of 2005.

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

Interest Rate

We have a credit facility that has variable interest rates for Eurodollar and other floating rate advances based on the LIBOR, Prime Rate, or Federal Funds, in each case plus applicable margin. Accordingly, we are exposed to the impact of interest rate movement. We have performed an interest rate sensitivity analysis over the near term with a 10% change in interest rates. Based on this analysis, our Net Income would be impacted by approximately $0.3 million. There is speculation that floating interest rates could rise 1% to 2% in the next one to two years. This level of increase would cost us $1 million to $2 million annually if it were to happen.

Foreign Currency Risk

We generate a percentage of our Net Income from our foreign operations. We have performed a foreign exchange sensitivity analysis over the near term with a 10% change in foreign exchange rates. Based on this analysis, our Net Income would be impacted by approximately $0.1 million. We do not anticipate any material foreign exchange rate risk from changes in foreign currency rates. Additionally, once our European operations, now categorized as Discontinued Operations, are divested, this risk lessens.

Pension Plan

We have a noncontributory defined benefit pension plan which covers substantially all of our United States employees who had met the plan’s eligibility provisions as of May 31, 1998. The annual pension expense that we recognize in accordance with SFAS No. 87, “Employer’s Accounting for Pensions,” is based on assumptions of key variables including discount rate and the expected long-term rate of return on plan assets. The selection of assumptions involves significant judgment. In selecting the long-term return on asset and discount rate we consider both current market conditions and expected future market trends, including equity market performance and changes in interest rates. Due to changes in the extended outlook of the investment markets, we reduced the long-term return on asset assumption to 8.0% from 10.0% effective March 1, 2003. In addition, due to changes in the interest rate environment, we reduced the discount rate to 6.5% from 7.5% effective March 1, 2003. Effective July 1, 2003, pension benefits were frozen based on current compensation levels.

We have a significant portion of our pension related investment portfolio in long-term stock holdings. We also hold a portion of the investment balance in bonds and other instruments, which are directly influenced by changes in interest rates. This means that a change in prevailing interest rates may cause the fair value of the investments to fluctuate. We have performed a sensitivity analysis for changes in the assumed discount rate and expected long-term rate of return on plan assets. Based on this analysis, a 0.25% change in the assumed discount rate or return on plan assets would impact our annual Net Income by approximately $0.1 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

    Stockholders of NDCHealth Corporation.

We have audited the accompanying consolidated balance sheets of NDCHealth Corporation and subsidiaries as of May 28, 2004 and May 30, 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the three years in the period ended May 28, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NDCHealth Corporation and subsidiaries at May 28, 2004 and May 30, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 28, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its financial statements to adjust beginning retained earnings for certain income tax balances.

As discussed in Note 2 to the accompanying consolidated financial statements, in 2002, the Company ceased amortization of goodwill and other indefinite life intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and adopted Statement of Financial Accounting Standards No. 141, Business Combinations. Also, as discussed in Note 2 to the accompanying consolidated financial statements, in 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 14, and Technical Corrections.

/s/ Ernst & Young LLP

Atlanta, Georgia

August 4, 2004

REPORT OF MANAGEMENT

The integrity and objectivity of the information presented in this Annual Report are the responsibility of NDCHealth Corporation management. The financial statements contained in this report have been audited by Ernst & Young LLP, independent registered public accounting firm, whose report appears on page 58.

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

The Board of Directors pursues its responsibility for these financial statements through its Audit Committee, which consists solely of directors who are neither officers nor employees of NDCHealth. The Audit Committee meets periodically with the independent registered public accounting firm, the internal auditors and management to discuss internal accounting control, auditing and financial reporting matters.

Walter M. Hoff	Lee Adrean
Chairman and Chief Executive Officer	Chief Financial Officer

CONSOLIDATED STATEMENTS OF OPERATIONS

NDCHealth Corporation and Subsidiaries

(In thousands, except per share data)
	Year Ended
	May 28, 2004	May 30, 2003	May 31, 2002
Revenue	436,283	415,970	341,606

Operating Expenses:
Cost of Service	223,046	203,861	165,079
Sales, General and Administrative	96,852	84,709	72,450
Depreciation and Amortization	35,868	30,146	23,311
Restructuring and Other Charges	5,115	5,058	—

	360,881	323,774	260,840

Operating Income	75,402	92,196	80,766

Other Income (Expense):
Interest and Other Income	470	1,192	1,740
Interest and Other Expense	(27,781)	(21,159)	(9,193)
Minority Interest in (Earnings) Losses	(435)	815	(102)
Early Extinguishment of Debt	(143)	(2,359)	—
Loss Related to Investments	(4,475)	(14,455)	(41,000)

	(32,364)	(35,966)	(48,555)

Income from Continuing Operations before Income Taxes and Equity in Losses of Affiliated Companies	43,038	56,230	32,211

Provision for Income Taxes	16,690	23,447	13,654
Equity in Losses of Affiliated Companies	—	—	(1,514)

Income from Continuing Operations	26,348	32,783	17,043
Loss from Discontinued Operations	(16,715)	(2,181)	(1,933)

Net Income	$9,633	$30,602	$15,110

Basic Earnings (Loss) Per Share:
Income from Continuing Operations	$0.75	$0.95	$0.50

Discontinued Operations	$(0.48)	$(0.06)	$(0.06)

Basic Earnings Per Share	$0.27	$0.88	$0.44

Shares	35,101	34,591	34,087
Diluted Earnings (Loss) Per Share:
Income from Continuing Operations	$0.74	$0.94	$0.48

Discontinued Operations	$(0.47)	$(0.06)	$(0.05)

Diluted Earnings Per Share	$0.27	$0.88	$0.43

Shares	35,847	34,941	35,496

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NDCHealth Corporation and Subsidiaries

(In thousands)
	Year Ended
	May 28, 2004	May 30, 2003	May 31, 2002
Cash flows from operating activities:
Net income	$9,633	$30,602	$15,110

Adjustments to reconcile net income to cash provided by operating activities:
Loss on discontinued operations	16,715	2,181	1,933
Loss on equity investments	—	—	1,514
Loss related to investments	4,475	14,455	41,000
Non-cash early extinguishment of debt charges	—	1,217	—
Non-cash restructuring and other charges	453	2,283	—
Depreciation and amortization	35,868	30,146	23,311
Deferred income taxes	15,740	19,366	(21,317)
Allowance for doubtful accounts	9,332	6,381	3,168
Other	5,007	4,959	2,146

Total adjustments	87,590	80,988	51,755

Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(12,744)	(7,311)	(7,095)
Prepaid expenses and other assets	1,540	(23,205)	5,457
Accounts payable and accrued liabilities	10,490	(7,920)	(3,219)
Accrued interest on long-term debt	(2,358)	12,269	1,444
Deferred revenue	8,715	12,330	894

Net cash provided by operating activities	102,866	97,753	64,346

Cash flows from investing activities:
Capital expenditures	(42,267)	(42,590)	(29,670)
Proceeds from the sale of equipment	3,187	—	—
Acquisitions and other investing activities	(21,346)	(112,679)	(128,819)

Net cash used in investing activities	(60,426)	(155,269)	(158,489)

Cash flows from financing activities:
Net (repayments) borrowings under lines of credit	—	(91,000)	91,000
Net principal payments under long-term debt arrangements	(26,016)	(7,799)	(1,257)
Net cash (used in) provided by refinancing activities	(399)	168,006	—
Net issuances related to stock activities	9,273	4,634	5,670
Dividends paid	(5,694)	(5,568)	(5,457)

Net cash (used in) provided by financing activities	(22,836)	68,273	89,956

Net cash (used in) provided by discontinued operations	(7,137)	(8,396)	5,122

Increase in cash and cash equivalents	12,467	2,361	935
Cash and cash equivalents, beginning of period	15,150	12,789	11,854

Cash and cash equivalents, end of period	$27,617	$15,150	$12,789

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

NDCHealth Corporation and Subsidiaries

(In thousands, except share data)
	May 28, 2004	May 30, 2003
		(As Restated)
ASSETS
Current Assets:
Cash and Cash Equivalents	$27,617	$15,150

Accounts Receivable	76,678	74,071
Allowance for Doubtful Accounts	(7,612)	(6,432)

Accounts Receivable, Net	69,066	67,639

Deferred Income Taxes	28,441	26,024
Prepaid Expenses	22,063	16,648
Other Current Assets	15,667	15,870
Total Assets of Discontinued Operations	70,459	66,794

Total Current Assets	233,313	208,125
Property and Equipment, Net	77,052	84,921
Capitalized External Use Software, Net	64,038	49,220
Goodwill	364,743	358,708
Intangible Assets, Net	71,760	52,099
Deferred Income Taxes	—	5,018
Debt Issuance Cost	12,963	12,756
Investments and Other Assets	22,683	19,770

Total Assets	$846,552	$790,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-term Debt	$33,656	$7,472
Trade Accounts Payable	29,693	18,967
Accrued Compensation and Benefits	6,205	7,542
Accrued Interest	10,923	13,281
Deferred Revenue	45,981	35,056
Other Accrued Liabilities	35,212	28,494
Total Liabilities of Discontinued Operations	24,761	18,686

Total Current Liabilities	186,431	129,498
Deferred Revenue	7,208	9,461
Deferred Income Taxes	18,414	—
Other Non-current Liabilities	27,949	28,084
Long-term Debt	269,619	321,819

Total Liabilities	509,621	488,862

Commitments and Contingencies	—	—

Minority Interest in Equity of Subsidiaries	1,313	878

Stockholders’ Equity:
Preferred Stock, par value $1.00 per share; 1,000,000 shares authorized, none issued	—	—
Common Stock, par value $.125 per share; 200,000,000 shares authorized; 36,106,641 and 34,888,753 shares issued, respectively.	4,513	4,361
Capital in excess of par value	245,301	216,156
Retained Earnings	87,532	83,593
Deferred Compensation and Other	(7,694)	(4,301)
Accumulated Other Comprehensive Income	5,966	1,068

Total Stockholders’ Equity	335,618	300,877

Total Liabilities and Stockholders’ Equity	$846,552	$790,617

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NDCHealth Corporation and Subsidiaries

(In thousands, except per share data)						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Deferred Compensation and Other	Unrealized Holding Gain (Loss)	Cumulative Translation Adjustment	Pension Liability Adjustment	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at May 31, 2001 (As Restated)	33,875	$4,234	$188,636	$48,906	$(7,101)	$(111)	$(3,583)	$—	$230,981

Comprehensive income
Net Income				15,110					15,110
Cumulative translation adjustment							678		678
Pension liability adjustment								(3,027)	(3,027)
Unrealized holding loss						(18)			(18)

Total comprehensive income									12,743

Cash dividends ($0.16 per share)				(5,457)					(5,457)
Stock issued for acquisition	403	50	11,950						12,000
Stock issued, cancelled, and exercised	366	46	7,365		(961)				6,450
Tax benefit from exercise of stock options			4,075						4,075
Amortization of deferred compensation					1,319				1,319

Balance at May 31, 2002	34,644	4,330	212,026	58,559	(6,743)	(129)	(2,905)	(3,027)	262,111

Comprehensive income
Net Income				30,602					30,602
Cumulative translation adjustment							10,807		10,807
Pension liability adjustment								(3,805)	(3,805)
Unrealized holding loss						127			127

Total comprehensive income									37,731

Cash dividends ($0.16 per share)				(5,568)					(5,568)
Intrinsic Value of Stock Options-repricing /amortization			748		(434)				314
Stock issued, cancelled, and exercised	245	31	2,918		1,715				4,664
Tax benefit from exercise of stock options			464						464
Amortization of deferred compensation					1,161				1,161

Balance at May 30, 2003	34,889	4,361	216,156	83,593	(4,301)	(2)	7,902	(6,832)	300,877

Comprehensive income
Net Income				9,633					9,633
Cumulative translation adjustment							5,044		5,044
Pension liability adjustment							.	(148)	(148)
Unrealized holding loss						2			2

Total comprehensive income									14,531

Cash dividends ($0.16 per share)				(5,694)					(5,694)
Stock issued for acquisition	381	48	9,952						10,000
Intrinsic Value of Stock Options-repricing /amortization					314				314
Stock issued, cancelled, and exercised	837	104	14,848		(5,585)				9,367
Warrants			4,364						4,364
Tax benefit from exercise of stock options			(19)						(19)
Amortization of deferred compensation					1,878				1,878

Balance at May 28, 2004	36,107	$4,513	$245,301	$87,532	$(7,694)	$—	$12,946	$(6,980)	$335,618

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations

NDCHealth Corporation (“NDCHealth”, the “Company,” or “we” and other similar pronouns) conducts its business through three segments: Network Services and Systems, Information Management and Pharmacy Benefit Services. The Network Services and Systems segment provides network based information processing services and systems to healthcare providers in the U.S. and Canada. The Information Management segment provides data products and solutions primarily to pharmaceutical manufacturers. The Pharmacy Benefit Services segment provides various pharmacy benefit plan services primarily to healthcare payers.

Note 2 – Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of NDCHealth Corporation and its majority-owned and controlled companies. Significant inter-company transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. Our fiscal year begins on the Saturday closest to June 1 and ends on the Friday closest to May 31, except for fiscal 2002, which began Friday, June 1. Interim quarters typically consist of thirteen weeks ending the Friday closest to the last calendar day of August, November, and February. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.

Investments in entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for using the equity method of accounting. As described in Note 3, we gained voting control over TechRx Incorporated (“TechRx”) during fiscal 2002. As a result, we began consolidating TechRx on May 28, 2002, and retroactively adjusted our fiscal 2002 and prior financial statements per Accounting Principals Board (“APB”) Opinion No. 18, “Equity Method of Accounting for Investments in Common Stock” to reflect our investment in TechRx, previously accounted for under the cost method, under the equity method.

In May 2004, we made the decision to divest our European businesses. On January 31, 2001, we completed the spin-off of our eCommerce business segment, Global Payments Inc. (“Global Payments”). As a result of our decision to divest our European businesses and the spin-off, our financial statements have been prepared with our European businesses’ and Global Payments’ net assets, results of operations, and cash flows displayed separately as Discontinued Operations with all historical financial statements restated to conform to this presentation, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Restatement of Fiscal Year 2002’s Beginning Retained Earnings

In the fourth quarter of the current fiscal year, management of the Company discovered that we had not recorded a tax benefit related to a liability accrued when the Company reported its management services business as a Discontinued Operation in fiscal 2000. As a result of this oversight, the Company has recorded a $4.4 million adjustment to increase the beginning retained earnings of fiscal 2002 in its Statement of Changes in Stockholder’s Equity. In addition, Deferred Income Taxes were increased by this same amount.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make other estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported period. Actual results could differ from these estimates.

Revenue Recognition

In accordance with criteria set forth in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” and other authoritative literature, we recognize revenue when persuasive evidence of an agreement exists, delivery and performance has occurred, there is a fixed and determinable sales price, and collectibility is reasonably assured.

Within our Network Services and Systems segment, the primary source of revenue is transaction fees charged for network services. In instances where we host web browser-based applications for our customers, fees charged per transaction include the use of the application software, network, and other value added services. Revenue for these services is recognized each month as the services are provided.

Additionally, we receive revenue from the sale of software licenses and subscription fees from related maintenance and support agreements. Revenue related to software utilized by the customer to process transactions through our network is recognized ratably over the estimated life of the network services relationship beginning on the date of customer acceptance of the software. In instances where revenue is deferred over the term of a contract and we incur discrete incremental costs in providing the initial deliverable, we defer these costs and recognize them ratably over the estimated life of the network services relationship. Revenue related to customer installed software with stand alone functionality (meaning that connection to our network is not required for the software to be functional) is generally recognized when the product is shipped or installed. Revenue related to software with stand alone functionality that is installed by us or one of our affiliates is recognized upon the date that the software is in operation at the customer site where vendor specific objective evidence of fair value (“VSOE”) has been established for the undelivered elements of the customer contract, which typically is maintenance and customer support. In these cases, the maintenance and customer support revenue is recognized over the term of the contract. If VSOE cannot be established for any of the undelivered elements, all the arrangement’s revenue is deferred until the sooner of delivery of the last element or VSOE is determinable for all of the undelivered elements.

In many cases, our physician systems are sold indirectly through value added resellers, or VARs. We record revenue when the product is shipped to the VAR. Because the VARs provide many of the services that we would otherwise provide (such as contract support, advertising, etc.), we provide them allowances to cover their cost of providing these services. We record revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products,” which requires that certain allowances be treated as reductions in revenue and allows other allowances, for which we receive separable, identifiable and quantifiable benefits, to be recorded as both revenue and operating expense. During the fourth quarter of fiscal 2004, we changed our agreements with our VARs eliminating the requirement to maintain evidence of contract support and advertising support. Therefore, we have ceased recording amounts related to these items in revenue and expense.

Within our Information Management segment, we have two primary sources of revenue: database information reporting and consulting services. Database information reporting typically involves the delivery of data providing pharmaceutical information. Revenue for our database information reporting products and services delivered over a period of time with multiple deliverables is recognized ratably over the term of the contract, typically using a straight-line model over the average contract life of 1 to 3 years. When we are able to support the fair value of the elements of the arrangement, and the undelivered elements are not essential to the delivered elements, revenue for these separable deliverable products and services is recognized based on the delivery of those elements. Revenue for single deliverable products and services is recognized when obligations to the customer have been fulfilled, which is typically upon delivery. Consulting services are typically structured as fixed price service contracts. Revenue for these services is recognized over the contract term, which typically average 6 to 12 months, as performance milestones specified in the contract are achieved. If it is determined that we will incur a loss on a contract, the loss is recognized at the time of determination.

The Pharmacy Benefit Services segment’s primary source of revenue is through sales of prescription drugs to clients through the Company’s network of contractually affiliated retail pharmacies and is recognized when each claim is processed. The Company acts as the principal in all of its network transactions under the indicators of EITF Issue No. 99-19, “Reporting Gross Revenue as a Principal vs. Net as an Agent.” NDCHealth acts as a principal because we i) have separate contractual relationships with clients and with pharmacies, ii) have responsibility to validate and economically manage a claim through its claims adjudication process, iii) commits to set prescription prices for the pharmacy, iv) have discretion in supplier selection and v) have credit risk for the price due from the customer. Revenue is recorded at the amount our customers have contracted to pay us for the dispensing of such drugs together with any associated administrative fees. Under our pharmacy contracts, the pharmacy is obligated to collect co-payments from the plan member based on the amount we advise them to collect. As such, we do not include member co-payments to retail pharmacies in our Revenue or in our Cost of Service, which totaled approximately $1.0 million in fiscal 2004.

Data Costs

We purchase data from a variety of sources primarily for use in our information products and services. These costs are typically held in deferred cost at the time of purchase and expensed the following month as a Cost of Service when the products utilizing this data are delivered to customers. Occasionally product offerings are expanded by modifying current products for a new market. In these cases, additional or new types of data costs may be incurred in developing the database for these new products over several months during which the product cannot be sold and the additional data costs are deferred. These data costs are then amortized, beginning when sales of the new products commence, over the expected life of the customer relationships established around these new products, in all cases not to exceed three years.

Research and Development Costs

The Company expenses research and development costs as incurred. The Company recorded research and development costs of approximately $12.1 million, $6.1 million and $6.9 million in fiscal 2004, 2003 and 2002, respectively.

Income Taxes

Because the computation of income under Generally Accepted Accounting Principles (“GAAP”) differs from the calculation of taxable income, timing differences occur between the time income tax expense is recorded and paid. This difference results in deferred income taxes. We use the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. In some cases, it is more likely than not that some portion of deferred tax assets will not be realized. A reserve on a tax asset is created when we forecast such an inability to achieve the full benefit of these assets (see Note 10).

Earnings Per Share

Basic earnings per share is computed by dividing reported Net Income by weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing reported Net Income by weighted average shares outstanding during the period and the impact of securities that, if exercised, and convertible debt that, if converted, would have a dilutive effect on earnings per share. Our convertible debt was retired on December 26, 2002 and therefore has no impact on earnings per share. All options with an exercise price less than the average market share price for the period have a dilutive effect on earnings per share.

The following tables set forth the computation of basic and diluted earnings for the fiscal years ending May 28, 2004, May 30, 2003 and May 31, 2002:

	Year Ended
(In thousands, except per share data)	2004			2003			2002
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Net Income	$9,633	35,101	$0.27	$30,602	34,591	$0.88	$15,110	34,087	$0.44
Diluted EPS:
Effect of dilutive securities:
Stock options	—	746		—	350		—	1,409

Net Income plus assumed conversions	$9,633	35,847	$0.27	$30,602	34,941	$0.88	$15,110	35,496	$0.43

Income from continuing operations of $26.3 million, $32.8 million, and $17.0 million in fiscal 2004, 2003, and 2002 resulted in basic earnings per share of $0.75, $0.95, and $0.50 and diluted earnings per share of $0.74, $0.94, and $0.48, respectively.

Outstanding options to purchase 1,267,000, 2,134,000 and 38,000 shares of common stock were not included in the computation of diluted earnings per share in fiscal years 2004, 2003 and 2002, respectively, because the options’ exercise prices were greater than the average market price of NDCHealth common stock. For the years ended May 28, 2004 , May 30, 2003 and May 31, 2002 dividends declared per common share were $0.16. Additionally, the impact of the convertible debt, if converted, did not have a dilutive effect on earnings per share for all three fiscal years. This convertible debt was retired in December 2002.

Stock Options

We have chosen the disclosure option under SFAS No. 123, “Accounting for Stock Based Compensation” and SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123,” and continue to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our plans. Accordingly, no compensation cost has been recognized for options granted under the plans. The weighted average fair value of options granted in fiscal 2004, 2003, and 2002 was approximately $9.97, $10.19, and $14.97, respectively. Had compensation cost for these plans been recognized based on the fair value of the options at the grant dates in accordance with SFAS No. 123, the effect on our Net Income and Earnings Per Share would have been as follows:

(In thousands, except per share data)	2004	2003	2002
Net Income:
As reported	$9,633	$30,602	$15,110
Add: Stock-based employee compensation (restricted stock) expense included in reported Net Income, net of related tax effects	1,237	744	815
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(8,394)	(7,658)	(6,028)

Pro forma	$2,476	$23,688	$9,897

Basic Earnings Per Share:
As reported	$0.27	$0.88	$0.44
Pro forma	$0.07	$0.68	$0.29

Diluted Earnings Per Share:
As reported	$0.27	$0.88	$0.43
Pro forma	$0.07	$0.68	$0.28

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants during the respective fiscal year:

	2004	2003	2002
Non-employee Directors Plan
Risk-free interest rates	3.4%	4.2%	4.1%
Expected dividend yields	0.8%	0.7%	0.4%
Expected lives	6 years	7 years	7 years

2000 Plan
Risk-free interest rates	3.4%	4.2%	4.8%
Expected dividend yields	0.8%	0.7%	0.5%
Expected lives	6 years	7 years	7 years

Employee Stock Purchase Plan
Risk-free interest rates	0.9%	1.6%	3.0%
Expected dividend yields	0.9%	0.7%	0.5%
Expected lives	0.25 year	0.25 year	0.25 year

Expected volatility-all plans	49%	47%	49%

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all investments with a maturity of three months or less when purchased.

Property and Equipment

Property and equipment, including equipment under capital leases, are stated at cost. Depreciation and amortization are calculated using the straight-line method for financial reporting purposes, whereas accelerated methods are used for income tax reporting purposes. Data center and technology equipment is depreciated over three to five year lives, other equipment that supports our data centers is depreciated over 10 to 15 year lives, and buildings are depreciated over 20 to 40 year lives. Leasehold improvements and property acquired under capital leases are amortized over the shorter of the useful life of the asset or the term of the lease. The costs of purchased software are capitalized and amortized on a straight-line basis over their estimated useful lives, not to exceed five years. The costs of internally developed software are capitalized in accordance with SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use”. Capitalization of costs begins when the application development phase has been initiated, and ends when the product is available for general use. Completed projects are amortized on a straight-line basis over their estimated useful lives, typically five years. The net realizable value of software capitalized for internal use is monitored to ensure that the investment will be recovered through its future use. Maintenance and repairs are charged to operations as incurred.

Capitalized External Use Software

Capitalized external use software consists of development costs for software held for sale to our customers. In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” capitalization of costs begins when technological feasibility has been established. Completed projects are amortized after reaching the point of general availability using the greater of the amount computed using the straight-line method or the ratio that current revenue bears to the total of current and anticipated revenue based on the estimated useful life of the software, normally five years. The net realizable value of capitalized software is monitored to ensure that the investment will be recovered through future sales.

Additional information regarding our capitalized external use software is as follows:

	2004	2003	2002
Amount capitalized	$23,037	$21,190	$4,851
Amortization expense	5,741	5,168	1,508

Goodwill and Intangible Assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Intangible assets are primarily customer bases and data rights. These intangible assets are amortized over their estimated useful life ranging from 3 to 10 years. When material intangible assets, such as goodwill and customer bases, are acquired in conjunction with the purchase of a company, NDCHealth undertakes a study by an independent third party to determine the allocation of the purchase price to the assets acquired.

We assess the recoverability of goodwill on at least an annual basis during the Company’s second quarter, or more frequently if circumstances suggest potential impairment. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

Long-Lived Assets

We regularly evaluate whether events and circumstances have occurred that indicate the carrying amount of long-lived assets we expect to hold and use may warrant revision or may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, we use an estimate of the future undiscounted net cash flows associated with the asset over the remaining life of the asset in measuring whether the long-lived asset is recoverable. If such evaluation indicates a potential impairment, we measure this impairment loss, if any, based on the difference between the carrying amount and fair value (calculated using discounted cash flows). Long-lived assets to be disposed of, either by sale or abandonment, are reported at the lower of carrying amount or fair value less cost to sell.

Investments

At times we maintain investments in both publicly traded and privately held entities. Investments in publicly traded entities are classified as available-for-sale securities and are reported at fair value. Unrealized gains and losses are reported, net of taxes, as a component of stockholders’ equity. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” unrealized losses are charged against income when a decline in fair value is determined to be other than temporary. The specific identification method is used to determine the cost of securities sold. Realized gains or losses on investments are included in Other Income (Expense) when realized.

Investments in privately held entities are accounted for under the cost, equity, or consolidation method of accounting, whichever is appropriate for the particular investment. The appropriate method is determined by our ability to exercise significant influence over the investee, through either voting stock or other means. These investments are regularly reviewed for impairment issues and propriety of current accounting treatment. In accordance with the provisions of APB No. 18, the transition from the cost to equity method, due to changes in our ability to influence the investee or the level of investment, would require retroactive restatement of previously issued financial statements as if we had always accounted for the investment under the equity method. If our level of investment increases to a level such that we directly or indirectly control the entity, the entity would be consolidated into our financial statements.

Fair value of Financial Instruments

The carrying amounts of financial instruments, including cash, cash equivalents, receivables, accounts payable and accrued expenses, deferred revenue, and current maturities of long-term obligations, approximate fair value. Cash equivalents consist primarily of funds held in short-term money market accounts.

Foreign Currency Translation

We maintain subsidiaries in Germany, the United Kingdom, and Canada. The functional currency of these subsidiaries is their local currency. The assets and liabilities of foreign subsidiaries are translated at the year-end rate of exchange, and income statement items are translated at the average rates prevailing during the year. The resulting translation adjustments are recorded as a component of stockholders’ equity. The effects of foreign currency gains and losses arising from these translations of assets and liabilities are included as a component of Accumulated Other Comprehensive Income.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that superseded Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell. Discontinued operations are no longer measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations in a disposal transaction. We adopted SFAS No. 144 in the first quarter of fiscal 2003. In accordance with SFAS No. 144 we have treated the pending sale of our European businesses as a discontinued operation.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which replaces EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires that liabilities associated with exit or disposal activities be recognized when they are incurred. Under EITF Issue No. 94-3, a liability for exit costs was recognized at the date of a commitment to an exit plan. SFAS No. 146 also requires that the liability be measured and recorded at fair value. Liabilities recognized prior to the initial application of SFAS No. 146 continue to be accounted for in accordance with preexisting guidance. The provisions of SFAS No. 146 were adopted for exit or disposal activities initiated after December 31, 2002 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 were effective for interim and annual periods ending after December 15, 2002. The initial recognition and measurement requirements of FIN No. 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on our consolidated financial statements.

In November 2002, the FASB reached a consensus regarding EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The guidance provided by EITF Issue No. 00-21 is effective for us on revenue arrangements entered into on or after August 31, 2003. The adoption of this standard did not have a material impact on our consolidated financial statements.

Also, in November 2002, the FASB reached a consensus on EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF Issue No. 02-16 provides that cash consideration received from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction in cost of sales unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or it is a reimbursement of costs incurred to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost. This consensus is generally effective for new or modified agreements subsequent to November 2002. The adoption of this standard did not have a material effect on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not yet adopted the fair value method of accounting for stock-based compensation, however, as required, we adopted the disclosure provisions of this standard in 2004.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” and in December 2003, a revised interpretation was issued (FIN No. 46 (R)). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. The interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003 for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003. We implemented FIN Nos. 46 and 46 (R) on a retroactive basis as required in 2004. The adoption of this standard did not have a material impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 for decisions made as part of the FASB’s Derivatives Implementation Group process, other FASB projects dealing with financial instruments, and in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on our consolidated financial statements.

In May 2003, The FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, “Elements of Financial Statements,” as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for all other matters, at the beginning of our second quarter of 2004. The adoption of this standard did not have a material impact on our consolidated financial statements.

In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” effective for fiscal years ending after December 15, 2003. This statement does not change the measurement or recognition aspects for pensions and other postretirement benefit plans, however it does revise employer’s disclosures to include more information about plan assets, obligations to pay benefits and funding obligations. As required, the Company adopted the disclosure provisions of SFAS No. 132 in 2004.

In December 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued SAB No. 104, “Revenue Recognition,” which supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104’s primary purpose is to rescind the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF Issue No. 00-21. Additionally, SAB No. 104 rescinds the SEC’s related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101 that had previously been codified by the SEC. While the wording of SAB No. 104 reflects the issuance of EITF Issue No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104, which was effective upon issuance. The adoption of SAB No. 104 did not have a material effect on our consolidated financial statements.

In January 2004, the FASB issued Financial Staff Position (“FSP”) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” As permitted by FSP No. 106-1, we elected to defer recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) until authoritative guidance on accounting for the new federal subsidy is issued. In May 2004, the FASB issued FSP No. 106-2 which provides accounting guidance for this new subsidy. The Company sponsors a number of postretirement benefit plans and we are currently evaluating the impact of FSP No. 106-2, which we are required to adopt in our second quarter of 2005.

Note 3 - Business Acquisitions and Investments

Business Acquisitions

SFAS No. 141, “Business Combinations” requires that all business combinations be accounted for using the purchase method of accounting. Under the purchase method of accounting, the acquiring company records at fair value the assets and liabilities of the company acquired. The difference between the purchase price and the fair value of the assets purchased and liabilities assumed is recorded as goodwill. SFAS No. 141 also sets forth the additional disclosure requirements for business combinations initiated after June 30, 2001.

Each of the following acquisitions has been recorded using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. The operating results of the acquired businesses are included in our consolidated statements of operations from their respective dates of acquisition.

During fiscal 2004 and 2003 we completed the following acquisitions:

Description	Date Acquired	Ownership Percentage
2004
ArcLight Systems LLC	December 2003	100%
2003
TechRx Incorporated (Step 2)	May 2003	100%

ArcLight Systems LLC

During our fiscal third quarter, through an agreement whereby we acquired fixed assets and employees and obtained a seven year exclusive license to certain of its assets, we acquired the continuing operations of ArcLight Systems LLC, an information management company. The purchase price included 381,098 shares of unregistered NDCHealth common stock with a market value as of the date of issuance of $10.0 million and a five-year warrant to purchase an additional 381,098 shares of NDCHealth common stock at an exercise price of $26.24 per share with an estimated value as of the date of issuance using the Black-Scholes option pricing model of $4.4 million. The assumptions used in estimating the warrant’s value were a risk-free interest rate of 3.3%, an expected dividend yield of 0.6%, an expected life of five years, and expected volatility of 48%.

The acquisition required the recording of transaction and lease termination costs totaling $3.1 million and a $0.7 million receivable for future cash payments from the remaining ArcLight business to NDCHealth relating to a previous agreement between the two parties. ArcLight made a transition payment of $2.0 million to NDCHealth at closing. The transition payment resulted in a reduction in the consideration we paid for ArcLight’s business. Future cash payments from ArcLight to NDCHealth relating to the previous agreement will reduce the net purchase price in subsequent periods.

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

We determined that $0.4 million of the assets acquired represented in-process research and development (“IPRD”), the cost of which were appropriately expensed in the third quarter as required by FIN 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” as a component of Sales, General and Administrative expense.

ArcLight’s results have been consolidated into our financial statements as of December 31, 2003, the date of the agreement. The net purchase price of $12.4 million has been allocated as follows:

(In thousands)
Assets:
Prepaid and other current assets	$822
Property and equipment	2,357
IPRD	350
Data Access Rights	10,409
Goodwill	2,377

Total Assets	$16,315

Liabilities:
Accounts payable and accrued liabilities	$3,934

Net Purchase Price (including transaction costs and transition payments)	$12,381

TechRx Incorporated

In July 2000, we sold our pharmacy systems business to, and received a minority equity interest in, TechRx. This cost method investment was valued at $35.1 million. In May 2002, we entered into an Agreement and Plan of Merger with TechRx under which we agreed to acquire TechRx in a two-step transaction.

Under the first step, we acquired a controlling interest through the purchase of additional common stock and the conversion of non-voting convertible preferred stock for an additional investment in TechRx common stock of approximately $51.0 million. The purchase price consisted of approximately $39.0 million in cash and approximately $12.0 million in unregistered shares of our common stock. Under the terms of the merger agreement, we agreed to pay or reimburse TechRx for transaction costs associated with the merger ($0.6 million) and personnel related restructuring costs caused as a result of combining certain activities of the companies ($1.4 million). The purchase price paid for the first step of the acquisition of TechRx was determined by the enterprise value of TechRx and verified as appropriate through the performance of an independent valuation. In addition to TechRx’s tangible assets and liabilities, we recorded non-tax deductible goodwill in the amount of $75.2 million, customer base of $14.2 million, and proprietary technology of $10.2 million. We determined the value of TechRx’s customer base and proprietary technology based on an independent valuation of TechRx. The amount recorded was determined by factoring the total value of TechRx’s intangible assets with the increase in our percentage ownership of TechRx. The purchase price for the fiscal 2002 acquisition was allocated to assets acquired and liabilities assumed based on their fair value on May 28, 2002. We determined that the fair value of current assets, tangible non-current assets, and assumed liabilities were reasonably approximated by their carrying values.

Under the second step, which closed on May 27, 2003, we acquired the remaining shares in TechRx from minority shareholders for $109.7 million cash. The purchase price of $5.55 per TechRx common share was determined by the satisfaction of certain financial and operational milestones by TechRx as set forth in the merger agreement. The preliminary amount allocated to intangible assets in May 2003 for the second step was determined by factoring the total value of TechRx’s intangible assets with the increase in our percentage ownership of TechRx. The purchase price for the second step was allocated to assets acquired and liabilities assumed based on their fair value on May 30, 2003. We determined that the fair value of current assets, tangible non-current assets, and assumed liabilities were reasonably approximated by their carrying values. In fiscal year 2004, the Company finalized the purchase price allocation for the second step of this acquisition based on an independent third party’s valuation of the intangible assets.

The purchase price for the second step of the TechRx acquisition was allocated in each year as follows:

	Step II
(In thousands)	Preliminary Purchase Price Allocation May 2003	Fiscal 2004 Adjustments	Final Purchase Price Allocation May 2004
Assets:
Capitalized software	$7,875	$(6,900)	$975

Customer base	10,875	3,000	13,875

Deferred taxes and other	973	242	1,215

Goodwill	76,836	3,658	80,494

Total Assets	$96,559	$—	$96,559

Liabilities:
Minority Interest	13,141	—	13,141

Net Purchase Price	$109,700	$—	$109,700

Pro Forma

The following unaudited pro forma information for fiscal years 2004 and 2003 purchase acquisitions has been prepared as if the acquisitions had occurred on the first day of fiscal 2003. The information is based on historical results of the separate companies and is not necessarily indicative of the results that have been achieved or of results that may occur in the future. The pro forma information includes the expense for amortization of intangible assets resulting from the transactions but does not reflect any synergies or operating cost reductions that may be achieved from the combined operations.

(In thousands, except per share data)	2004	2003
Revenue	$435,521	$415,970
Income from Continuing Operations	$18,151	$33,218
Diluted Earnings Per Share	$0.50	$0.95

Investments

OmniLink

In April 2004, we acquired McKesson’s OmniLink (SM) pre-and post-editing assets and customer base and signed an agreement to form a strategic alliance to jointly market NDCHealth’s pharmacy NDC Pre&Post Editing Service Solutions to the base of 2,300 McKesson Pharmacy Systems customers. Based on an independent valuation, $11.4 million of the $14.0 million purchase price was allocated to the acquired customer base with the remainder allocated to other identifiable intangibles.

Other Investments

During July 2001, in exchange for the contribution of the assets of our physician network services business, we received an interest and became an investor in MedUnite, Inc. along with several leading U.S. health insurance companies. MedUnite offered a nationwide EDI-based transaction system to connect providers and payers.

On August 19, 2002, the financial advisors to MedUnite’s board of directors shared with us that they had evaluated several preliminary proposals related to a recapitalization plan and selected parties with which they intended to proceed with further evaluation, discussions, and negotiation of a potential recapitalization transaction. At that time, the net carrying value of our investment was approximately $52.6 million consisting of $44.7 million in equity, $5.4 million in convertible debt, and $2.5 million in promissory notes and accrued interest. Based upon the information received from MedUnite’s financial advisors, as well as an updated evaluation of MedUnite’s results and of capital market conditions, we determined that the fair value of our investment was approximately $12.2 million, the amount of proceeds that we expected to receive from the sale of MedUnite. Therefore, in accordance with the provisions of SFAS No. 115, we reduced the carrying value of our equity investment by way of a $41.0 million non-cash charge in fiscal 2002.

On December 31, 2002, ProxyMed purchased MedUnite and in exchange for our equity investment in MedUnite of $4.2 million, we received two convertible debt issues totaling $2.4 million from ProxyMed. Our remaining investment in MedUnite consisting of $5.4 million in convertible debt and $2.6 million in promissory notes and accrued interest; and trade receivables from MedUnite of $1.2 million not included in the carrying value of our investment, were restructured into a $2.2 million 3 year note from ProxyMed. In order to determine the appropriate carrying value of the consideration received from ProxyMed in exchange for our interest in MedUnite, several factors were considered. Our valuation considered the interest rates of the convertible debt and the new note, the long-term nature of the note, our current borrowing rate, and the financial condition of ProxyMed and their ability to satisfy the terms of the debt and note. Accordingly, during fiscal 2003 we recorded charges totaling $14.5 million related to the loss on the value of this investment.

During the fourth quarter of 2004, we made the decision to de-emphasize our efforts in new physician electronic prescribing activities. We will continue to leverage our market leadership to help connect pharmacies to physician interface providers, a profitable component of e-prescribing for us today. This is the portion of e-prescribing where we currently bring the greatest strength, and intend to concentrate our physician market efforts on our high-margin systems and EDI businesses. Due to this strategic decision, we incurred a non-cash charge of $4.5 million, or $0.12 per diluted share, to write down our investment in an e-prescribing company.

Note 4 – Discontinued Operations

During the fourth fiscal quarter of 2004, NDCHealth’s management preformed a review of our European businesses to determine alternatives to mitigate the losses associated with these operations. In May 2004, management recommended and our Board of Directors approved the disposition of these European businesses. In the case of each European business, management has taken the following actions:

•	Committed to dispose of the business

•	Made each business available for immediate sale

•	Initiated and committed to an active and on-going program to locate a buyer at a price that is reasonable in relation to the fair value of the investments

•	Determined that each sale is probable within one year

•	Determined that it is unlikely that the plan will change or be withdrawn

Accordingly, our financial statements have been prepared with the net assets and liabilities, results of operations, and cash flows of these operations displayed separately as Discontinued Operations with all historical financial statements restated to conform to this presentation. In conjunction with this discontinuance, we recorded an after-tax asset write down of $7.2 million or $0.20 per diluted share related to our equity investment in a joint venture in Europe.

Our European businesses consist of a 51% interest in NDCHealth GmbH, a German based company, and two businesses in the United Kingdom, NDCHealth Limited and NDCHealth Holding UK Ltd. Our German company was previously reported in our Information Management segment, while our United Kingdom operations were reported as a part of our Network Services and Systems segment.

The operating results of our Discontinued Operations are summarized as follows:

(In thousands, except per share data)

	2004	2003	2002
Revenue	$20,387	$13,636	$11,775
Operating Loss	(7,172)	(2,317)	(3,664)

Net Loss from Discontinued Operations	$(16,715)	$(2,181)	$(1,933)
Diluted Loss Per Share	$(0.47)	$(0.06)	$(0.05)

The Net Loss from Discontinued Operations for fiscal 2004 is net of tax expense of $3.4 million and for fiscal years 2003 and 2002 is net of tax benefit of $0.5 million and $0.8 million, respectively. The $3.4 million of tax expense in fiscal year 2004 includes a valuation allowance for tax benefits previously recognized by our discontinued units.

The total assets and liabilities of discontinued operations are summarized as follows:

(In thousands, except per share data)

	2004	2003
Assets
Cash and Cash Equivalents	$983	$953
Accounts Receivable, Net	2,173	2,315
Prepaid Expenses	6,842	247
Other Current Assets	4,542	2,920
Property and Equipment, Net	1,776	2,787
Goodwill	50,739	46,962
Intangible Assets, Net	1,180	1,215
Investments and Other Assets	2,224	9,395

Total Assets of Discontinued Operations	$70,459	$66,794

	2004	2003
Liabilities
Long-term Debt	$—	$114
Accounts Payable and Accrued Liabilities	15,210	6,207
Deferred Revenue	2,246	2,081
Other Long-Term Liabilities	2,531	2,143
Minority Interest	4,774	8,141

Total Liabilities of Discontinued Operations	$24,761	$18,686

Material contingent liabilities related to discontinued operations are discussed in Note 15 – Commitments and Contingencies.

Note 5 – Restructuring and Other Charges

	2004	2003
By Expense Type:
Severance	$4,557	$—
Exit-related costs	984	—
Asset reserves	(691)	2,283
Acquisition related costs	265	2,775

Total	$5,115	$5,058

By Segment:
Network Services and Systems	$3,506	$5,058
Information Management	987	—
Other	622	—

Total	$5,115	$5,058

In conjunction with the sale of our interest in MedUnite to ProxyMed, we also evaluated other aspects of our MedUnite relationship. As part of this evaluation we identified $1.4 million of trade receivables that we believe became uncollectible as a result of the change in relationship with MedUnite. Accordingly, a charge of $1.4 million is included in Restructuring and Other Charges in fiscal 2003 to reserve for these receivables. In addition, we reserved $0.9 million of the note receivable from ProxyMed during fiscal 2003, which was subsequently reversed during the fourth quarter of 2004 because of the positive payment history of ProxyMed.

Additionally, in conjunction with the second step of our TechRx acquisition in fiscal 2003 and in accordance with APB No. 25 and FASB Interpretation Number 44, “Accounting for Certain Transactions Involving Stock Compensation”, we recorded $2.8 million and $0.3 million of acquisition related expense for TechRx variable stock options in fiscal year 2003 and 2004, respectively. See Note 3 – Business Acquisitions and Investments for further information.

During fiscal 2004, we began a review of the entirety of NDCHealth to identify opportunities for increased operational efficiencies. This ongoing review includes an assessment of our organizational structure as well as our physical operating locations. We took several actions in fiscal 2004 as a result of this review, primarily related to the reduction our workforce related to redundant operations and activities. The severance charges reflect 131 specifically identified executives and employees who were informed of their employment termination during fiscal 2004. The exit-related costs relate to the closure of three offices and the reduction in size of one office. Also in the second fiscal quarter of 2004, we wrote-off a $0.2 million note receivable related to a business that was exited in 2001.

The following table shows the activity related to the restructuring liabilities, which are in included in Other Accrued Liabilities in the Consolidated Balance Sheets:

	Network Services and Systems		Information Management		Other
	Severance	Exit- Related	Severance	Exit- Related	Severance	Total
Current year expense	$3,063	$869	$872	$115	$622	$5,541

Cash expenditures	(2,043)	(32)	(678)	(115)	(133)	(3,001)

Balance, May 28, 2004	$1,020	$837	$194	$—	$489	$2,540

Note 6 - Property and Equipment, Net

As of May 28, 2004 and May 30, 2003, property and equipment consisted of the following:

(In thousands) Continuing Operations	2004	2003
Land	$1,602	$1,602
Buildings	11,289	11,289
Equipment	64,835	67,012
Software	88,965	74,511
Leasehold improvements	7,221	7,478
Furniture and fixtures	6,741	5,725

	180,653	167,617

Less: accumulated depreciation	(103,601)	(82,696)

	$77,052	$84,921

.

Note 7 – Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. We completed our annual impairment testing during the second quarter of fiscal 2004. For each of our reporting units, we found that the estimated fair value exceeded the net book value of the unit and therefore the second step of the impairment test was not necessary. We updated the study in the fourth quarter of fiscal 2004, due to the discontinuance of our European businesses, and found that no impairment was necessary as a result of this event.

The changes in the carrying amount of goodwill for the year ended May 28, 2004, are as follows:

(In thousands) Goodwill	Network Services and Systems	Information Management	Total
Balance as of May 31, 2002	$241,047	$36,812	$277,859
Goodwill recorded during year from acquisitions	76,836	—	76,836
Purchase price adjustments	4,013	—	4,013

Balance as of May 30, 2003	321,896	36,812	358,708

Goodwill recorded during year from acquisitions	2,377	—	2,377
Purchase price adjustments	3,658	—	3,658

Balance as of May 28, 2004	$327,931	$36,812	$364,743

Note 8 - Intangible Assets, Net

The table below presents intangible assets by asset class.

(In thousands)	As of May 28, 2004				As of May 30, 2003
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer base	8	$80,828	$(22,012)	$58,816	$66,444	$(15,078)	$51,366
Data rights agreement	7	10,409	(620)	9,789	—	—	—

Reseller and Other	4	3,600	(445)	3,155	900	(167)	733

Total intangible assets		$94,837	$(23,077)	$71,760	$67,344	$(15,245)	$52,099

The aggregate amortization expense for fiscal year 2004 was $7.8 million and estimated amortization expense for the next five fiscal years is as follows:

(In thousands)

Estimated Amortization Expense
For year Ending May 27, 2005	$9,866
For year Ending June 02, 2006	9,866
For year Ending June 01, 2007	9,816
For year Ending May 30, 2008	9,526
For year Ending May 29, 2009	9,411

Note 9 - Retirement Benefits

The NDCHealth noncontributory defined benefit pension plan (the “Plan”) covers substantially all of our United States employees who met the eligibility provisions of the Plan as of May 31, 1998. The defined benefit pension plan was closed to new participants beginning June 1, 1998, and benefit accruals for years of service ceased on July 31, 1998. Additionally, benefit accruals for compensation level increases ceased on June 30, 2003. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974, as amended.

The Company uses a May 31 measurement date for its plans. The following table provides a reconciliation of the changes in the Plan’s benefit obligations and fair value of assets over the two-year period ending May 28, 2004 and a statement of funded status at May 28, 2004 and May 30, 2003:

(In thousands) Changes in benefit obligations	2004	2003
Balance at beginning of year	$29,417	$26,473
Interest cost	1,879	1,955
Amendments	—	(2,864)
Benefits paid	(1,092)	(1,044)
Actuarial loss	607	4,897

Balance at end of year	$30,811	$29,417

(In thousands) Changes in plan assets	2004	2003
Balance at beginning of year	$18,458	$19,166
Actual return on plan assets	2,210	(567)
Employer contributions	1,589	903
Benefits paid	(1,092)	(1,044)

Balance at end of year	$21,165	$18,458

The accrued pension liability recognized in Other Non-current Liabilities was as follows:

(In thousands)	2004	2003
Funded status	$(9,646)	$(10,959)
Unrecognized net loss	9,921	10,824
Additional pension accrual	(9,921)	(10,824)

Accrued pension liability	$(9,646)	$(10,959)

Net pension cost (benefit) included the following components for the following fiscal years:

(In thousands)	2004	2003	2002
Interest cost on projected benefit obligation	$1,879	$1,955	$1,879
Expected return on plan assets	(1,436)	(1,800)	(2,193)
Net amortization and deferral	—	14	(90)
Recognized actuarial loss	735	485	—

Net pension cost (benefit)	$1,178	$654	$(404)

Significant assumptions used in determining net pension expense and related obligations were as follows:

	2004	2003
Discount rate	6.50%	7.25%
Rate of increase in compensation levels	N/A	4.33%
Expected long-term rate of return on assets	8.00%	9.50%

Due to changes in the extended outlook of the investment markets, we reduced our expected long-term rate of return on assets to 8.0% from 10.0 % effective March 1, 2003. In addition, due to changes in the interest rate environment, we reduced the discount rate to 6.5% from 7.5% effective March 1, 2003. Accordingly, the assumptions presented in the table above for fiscal 2003 are the weighted average of our current and previously expected long-term rate of return on assets and discount rate.

Because of poor investment performance prior to fiscal year 2004, at May 28, 2004 and May 30, 2003 we had an unfunded accumulated benefit obligation that exceeds the accrued pension cost of the noncontributory defined benefit pension plan. SFAS No. 87, “Employers’ Accounting for Pensions” requires that this liability be recognized on the consolidated balance sheet. Because this liability is assumed to be only temporary, a charge to earnings is not appropriate but instead a charge to other comprehensive income is required. At May 28, 2004, and May 30, 2003, respectively, we have recognized $9.6 million and $11.0 million in Other Non-current Liabilities, $7.0 million and $6.8 million in Accumulated Other Comprehensive Income, and $2.6 million and $4.2 million in Deferred Income Taxes to reflect this obligation. The Company does not expect to contribute to its pension plan in fiscal 2005.

NDCHealth has a retirement plan for non-employee directors elected prior to January 1, 1995 with five or more years of service (the “Directors’ Plan”). The Directors’ Plan benefits are based on 50% of the annual director retainer amount in effect on the date of a director’s retirement plus 10% for each year of service for a combined total of up to 100% of the base amount for 10 years’ service. The benefits are payable upon retirement, at or after age 70, for a period equal to the number of years of service as a director, but not more than 15 years for participants with 15 or more years of board service as of the effective date of the Directors’ Plan and not more than 10 years for all other participants. The plan was amended in fiscal 2004 to limit the retirement income of an outside director to $60,000 payable in any combination of cash and stock. The expense related to the Directors’ Plan was not material in fiscal 2004, 2003 and 2002. The projected benefit obligation for the plan was $0.9 million and $0.7 million as of May 28, 2004 and May 30, 2003, respectively.

On June 1, 1997, we adopted a Supplemental Executive Retirement Plan (“SERP”) for certain key executives, all of whom are either retired or no longer with the Company. Benefits payable under this plan are based upon the participant’s highest three consecutive years of earnings of the last ten years of service. Retirement benefits are reduced by a portion of the participant’s annual social security benefits and any retirement benefits under our tax-qualified or non-qualified defined benefit plans. Benefits earned under the SERP are fully vested after five years of service. Expense related to the plan was $0.6 million, $0.6 million and $0.5 million in fiscal 2004, 2003, and 2002, respectively. The projected benefit obligation for the plan was $7.9 million as of May 28, 2004 and May 30, 2003.

We sponsor a deferred compensation 401(k) plan that is available to substantially all employees. The charges to expense for the employer match were $1.3 million in fiscal 2004, $2.1 million in fiscal 2003, and $1.4 million in fiscal 2002.

NDCHealth Corporation U.S. pension plan asset target allocation for fiscal 2005, and asset allocation at May 28, 2004 and May 30, 2003, are as follows:

	Target Allocation for 2005	Actual
		2004	2003
		%	%
Asset Category
Common Stocks	75%	76%	68%
Bonds	20%	19%	26%
Money Market Instruments	5%	5%	6%

	100%	100%	100%

All tax-qualified pension fund investments are held in the NDCHealth Pension Trust. The pension fund strategy is to diversify investments across broad categories of equity and fixed income securities with appropriate use of alternate investment categories to minimize risk and volatility.

Note 10 - Income Taxes

The provision for income taxes for continuing operations includes:

(In thousands)	2004	2003	2002
Current tax expense:
Federal	$114	$839	$—
State	224	101	145
Foreign	615	618	—

	953	1,558	145

Deferred tax expense:
Federal	14,367	19,869	13,224
State	1,370	2,020	285

	15,737	21,889	13,509

Total	$16,690	$23,447	$13,654

Our effective tax rates differ from federal statutory rates as follows:

	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.4%	2.9%	3.2%
Foreign	0.9%	0.7%	—
Loss related to investments	3.6%	5.3%	7.9%
Other	(3.1%)	(2.2%)	(3.7%)

Total	38.8%	41.7%	42.4%

Deferred income taxes as of May 28, 2004 and May 30, 2003 reflect the impact of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. As of May 28, 2004 and May 30, 2003, principal components of deferred tax items were as follows:

(In thousands)	2004	2003
Deferred tax assets:
Net operating loss and credit carry-forwards	$33,762	$26,271
Acquired intangibles	4,437	11,906
Employee benefit plans	8,015	8,336
Deferred revenue	3,797	5,929
Accrued expenses	4,576	5,447
Accrued non-recurring charges	155	5,295
Loss related to investments	6,625	4,790
Other	—	324
Valuation allowance	(15,810)	(13,379)

	45,557	54,919

Deferred tax liabilities:
Property and equipment	33,060	22,579
Loss related to investments	—	772
Prepaid expenses and other	2,470	526

	35,530	23,877

Net deferred tax asset	10,027	31,042

Less: current deferred tax asset	28,441	26,024

Non-current deferred tax (liability) asset	$(18,414)	$5,018

Net operating loss and credit carry-forwards expire between the years 2005 and 2023. Our valuation allowance increased by $2.4 million principally due to additional allowance provided for net operating losses arising from foreign discontinued operations and additional allowance provided for investment losses.

Note 11 – Debt and Lease Obligations

Debt

As of May 28, 2004 and May 30, 2003, Long-Term Debt consisted of the following:

(In thousands)	May 28, 2004	May 30, 2003
10 1/2% senior subordinated notes – mature on December 1, 2012	$200,000	$200,000
Term loan – variable rate due in quarterly installments until November 2008	102,000	125,000
Mortgage payable – due in monthly installments until May 15, 2005 with interest at 6.87%	—	2,706
Capital leases and other notes	1,275	1,585

	303,275	329,291
Less: Current maturities	33,656	7,472

Net Long-Term Debt	$269,619	$321,819

The $200 million senior subordinated notes will mature on December 1, 2012, and are classified as fixed rate borrowings. The notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by the subsidiary guarantors that guarantee our credit facility. The notes bear interest at a rate of 10 1/2% per year and interest is payable on June 1 and December 1 of each year. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months. As of May 28, 2004, the fair market value of the notes is approximately $214 million dollars.

The Company has a $225 million senior secured credit facility that consists of a $100 million five-year revolving credit facility and a $125 million six-year term loan. On December 19, 2003, the credit facility was amended to reduce the interest rate and relax certain covenants to provide us added flexibility. The $100 million revolving credit facility is available for working capital and general corporate purposes and has a variable interest rate based on market rates. The $125 million term loan has a variable interest rate tied to LIBOR. During fiscal 2004, we borrowed and repaid a total of $24.0 million under the revolving credit facility. As of May 28, 2004, no borrowings were outstanding under the revolving credit facility. During the first quarter of fiscal 2005, we borrowed $33.5 million and have repaid $20.0 million, as of August 9, 2004, under the revolving credit facility. $102 million was outstanding under the term loan, which bore interest at a weighted average annual interest rate equal to 5.17% during fiscal 2004. During fiscal 2004 and 2003, we capitalized interest of $3.1 million and $2.0 million, respectively.

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

The credit facility contains certain financial and non-financial covenants customary for financings of this nature, such as requiring us to maintain a certain leverage ratio of debt to EBITDA. EBITDA is defined in the credit agreement as income before equity in losses of affiliated companies, plus income taxes, interest expense, depreciation and amortization, and certain other non-cash losses on asset disposition, less minority interest in losses. As of May 28, 2004, we were in compliance with all restrictive covenants.

In fiscal year 2003, we incurred debt issuance costs of $6.3 million and $7.0 million related to the credit facility and notes, respectively. The debt issuance costs are being amortized over the life of the credit facility and notes.

In fiscal year 2004, we incurred an additional $2.4 million in debt issuance costs relating to the amendments to the term loan and the revolving credit facility. In addition in 2004, we made the final payment on our mortgage.

Scheduled maturities of our long-term debt during the fiscal years subsequent to May 28, 2004 are as follows: $32.9 million in 2005, $5.4 million in 2006, $5.4 million in 2007, $44.3 million in 2008, $14.0 million in 2009, and $200 million in 2013. The amounts for fiscal 2006 and beyond do not include the mandatory prepayments (as discussed below).

Mandatory prepayments are required after 90 days following the end of each fiscal year beginning fiscal year 2004. NDCHealth is obligated to prepay an aggregate principal amount of the loans, and cash collateralize any Letter of Credit obligations in an amount equal to: (i) 75% of excess cash flow for such fiscal year if the consolidated total leverage ratio is greater than 2.00:1.00 at the end of such fiscal year, and (ii) 50% of such excess cash flow for such fiscal year if the consolidated total leverage ratio is less than or equal to 2.00:1.00 at the end of the fiscal year. Each such payment shall be applied ratably first to the term facility pro rata to the scheduled amortization payments until all are paid in full and second to the revolving credit facility. Under the mandatory prepayment agreement $27.5 million is due by August 2004 based on fiscal 2004 earnings.

Lease Obligations

We conduct a major part of our operations using leased facilities and equipment. Many of these leases have renewal and purchase options and provide that we pay the cost of property taxes, insurance and maintenance.

Rent expense on all operating leases for fiscal 2004, 2003 and 2002 was approximately $13.5 million, $11.0 million, and $7.0 million, respectively.

Future minimum lease payments for all non-cancelable leases at May 28, 2004 were as follows:

(In thousands)	Capital Leases	Operating Leases
2005	$820	$17,094
2006	298	12,315
2007	215	8,201
2008	—	4,862
2009	—	3,964
Thereafter	—	10,114

Total future minimum lease payments	1,333	$56,550

Less: amount representing interest	58

Present value of net minimum capital lease payments	1,275
Less: current portion	764

Long-term obligations under capital leases at May 28, 2004	$511

Note 12 - Stockholders’ Equity

During fiscal 2002, we adopted the 2002 Non-Employee Directors Compensation Plan (the “2002 Plan”). The 2002 Plan is a formula plan pursuant to which the non-employee directors receive cash, shares of stock or deferred stock rights in payment of their annual retainer, plus an annual grant of stock options. Shares issued in accordance with the 2002 Plan are granted, and reduce the number of shares available for future grant, under the 2000 Long-Term Incentive Plan, which was approved by the stockholders at the 1999 annual meeting, or under any successor equity compensation plan that is approved by the stockholders. Under the terms of the 2002 Plan, an annual retainer of $30,000 is paid to each non-employee director, other than a non-employee Chairman of the Board or Lead Director which is paid $60,000. In all cases, unless the director elects to defer receipt of the annual retainer in the form of deferred stock rights, the retainer is paid 50% in common stock. The shares to be issued are determined by dividing 50% of the retainer by the fair market value per share of common stock as of the close of business on the first day of the fiscal year.

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

On October 28, 1999, we adopted a stock-based compensation plan, the 2000 Long-Term Incentive Plan (the “2000 Plan”). The number of shares available for awards will be adjusted annually on the last day of our fiscal year through fiscal 2004. The 2000 Plan authorizes the granting of awards to employees, officers and directors of NDCHealth or its subsidiaries in the following forms: (i) options to purchase shares of common stock, which may be incentive stock options or nonqualified stock options, (ii) stock appreciation rights; (iii) performance shares; (iv) restricted stock; (v) dividend equivalents; (vi) other stock-based awards; or (vii) any other right or interest relating to common stock or cash. During fiscal 2004, 2003 and 2002, we only granted awards in the forms of options and restricted stock and restricted stock units. Not more than 15% of the total authorized shares may be granted as awards of restricted stock or unrestricted stock awards. Shares awarded as restricted stock under the plan are held in escrow and released to the grantee upon the grantee’s satisfaction of conditions set forth in the grantee’s restricted stock agreement. Such awards are recorded as deferred compensation, a reduction of stockholders’ equity, based on the quoted fair market value of NDCHealth common stock at the award date. Compensation expense is recognized ratably during the escrow period of the award. Options may be issued at, below, or above the fair market value of the common stock at the time of grant. No awards have been granted below the fair market value since the 2000 Plan’s inception. Options granted become exercisable in various annual increments and terminate over a period not to exceed 10 years.

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

Under the 2000 Plan, there were 378,601, 58,069, and 73,070 shares of NDCHealth common stock awarded as restricted stock during fiscal years 2004, 2003 and 2002, respectively. These awards have restriction periods of one to seven years. As of May 28, 2004, 491,415 restricted shares remained in escrow. We expensed $1.9 million, $1.2 million and $1.3 million in fiscal 2004, 2003 and 2002, respectively, in connection with restricted stock awards.

Other Stock Plans - On October 26, 2000, we adopted an Employee Stock Purchase Plan under which the sale of 1,500,000 shares of its common stock has been authorized. During each quarterly offering period under the plan, employees may authorize payroll deductions of up to 20% of compensation, which funds are used to purchase shares of NDCHealth common stock at the end of the offering period at a price equal to the lower of 85% of market value on the first day or the last day of the offering period, subject to an annual purchase limit of $25,000. At May 28, 2004, 317,460 shares have been issued under this plan, with 1,182,540 shares reserved for future issuance.

Summarized transactions under all the stock option plans are as follows:

	Shares Under Option	Weighted Average Option Price Per Share
Outstanding at May 31, 2001	3,347,981	17.25
Granted	767,372	30.22
Exercised	(222,211)	14.45
Expired or terminated	(287,136)	20.89

Outstanding at May 31, 2002	3,606,006	20.07

Granted	1,229,194	20.69
Exercised	(125,344)	9.11
Expired or terminated	(289,946)	22.08

Outstanding at May 30, 2003	4,419,910	20.43

Granted	1,258,316	20.34
Exercised	(427,266)	15.73
Expired or terminated	(579,692)	22.45

Outstanding at May 28, 2004	4,671,268	20.58

Exercisable at May 28, 2004	1,822,405	18.87

Available for future grants as of May 28, 2004	1,440,390	—

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant dates:

Exercise Price Range	Number of Shares	Weighted Average Price	Weighted Average Contractual Life	Number of Shares Exercisable	Weighted Average Exercise Price
$ 12.42 - $13.91	643,794	$13.43	3.57 years	481,078	$13.35
$ 14.02 - $17.77	613,142	15.68	4.79 years	401,074	15.47
$ 18.00 - $19.58	993,327	19.49	9.14 years	1,382	18.75
$ 19.67 - $22.79	857,433	21.17	5.03 years	576,069	20.85
$ 22.92 – $23.10	701,262	22.93	8.05 years	15,688	23.05
$ 23.18 - $37.10	862,310	28.17	6.56 years	347,114	26.98

	4,671,268	$20.58	6.41 years	1,822,405	$18.87

Note 13 – Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” defines operating segments as components of an enterprise whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess performance. The chief operating decision making group for our Company consists of the Chief Executive Officer, the President, the Chief Financial Officer, and certain senior executive officers.

We operate our business as three fundamental reportable segments: Network Services and Systems, which we offer to healthcare providers and payers; Information Management, which we offer primarily to pharmaceutical manufacturers; and Pharmacy Benefit Services, which we offer to third party payers. Network Services and Systems provides electronic connectivity to the NDCHealth intelligent network and system solutions throughout the healthcare industry. Information Management provides management information, research, and consulting services to pharmaceutical manufacturers and pharmacy chains. The Company is now reporting as a separate segment its emerging Pharmacy Benefit Services business, which was historically small and considered a part of its pharmacy-oriented products and services in the Network Services and Systems segment. During the second half of fiscal 2004, the company expanded these pharmacy services beyond claims adjudication into a broader array of administrative services, and given its increased revenue contribution, it is now reported separately. Pharmacy Benefit Services provides prescription benefit management services. Other includes results from divested businesses, fiscal 2004 Restructuring and Other Charges, income related to gains from the sale of securities, income related to gains on business divestitures, expense related to non-cash losses on investment in MedUnite, and Assets from Discontinued Operations.

The accounting policies of the reportable segments are generally the same as those described in the summary of significant accounting policies. Corporate overhead is allocated to the segments based on various methodologies (i.e., percentage of revenue, square footage, headcount, etc.). These various methodologies allow the Company to equitably allocate overhead costs based on the demands of the segment. Income Taxes are not allocated to the segments incurring them for internal evaluation purposes. Revenue is attributed to geographic region based on the location of the business unit processing the transactions and services. No individual foreign country accounted for more than 10% of consolidated revenue in any period presented. We have two customers that each provide more than 10% of the revenue reported in the Information Management segment and three that each provide more than 10% of the revenue in the Pharmacy Benefit Services segment.

In May 2004, we decided to pursue the divestiture of our European businesses which are reflected separately as Discontinued Operations. The information presented below excludes Discontinued Operations, with the exception of segment assets where assets from discontinued operations are listed as other.

Year Ended May 28, 2004 (In thousands)	Network Services and Systems	Information Management	Pharmacy Benefit Services	Other	Total
Revenue	$257,046	$149,329	$29,908	$—	$436,283

Income (Loss) from Continuing Operations	35,295	15,336	425	(8,018)	43,038

Depreciation and Amortization	24,069	11,453	346	—	35,868

Total Assets	742,844	24,266	8,983	70,459	846,552

Year Ended May 30, 2003 (In thousands)	Network Services and Systems	Information Management	Pharmacy Benefit Services	Other	Total
Revenue	$254,077	$149,200	$12,693	$—	$415,970

Income (Loss) from Continuing Operations	46,876	25,927	241	(16,814)	56,230

Depreciation and Amortization	19,685	10,154	307	—	30,146

Total Assets	691,163	27,965	4,695	66,794	790,617

Year Ended May 31, 2002 (In thousands)	Network Services and Systems	Information Management	Pharmacy Benefit Services	Other	Total
Revenue	$183,486	$145,861	$8,630	$3,629	$341,606

Income (Loss) from Continuing Operations	45,773	26,810	298	(40,670)	32,211

Depreciation and Amortization	12,636	10,084	168	423	23,311

Total Assets	572,324	36,631	3,491	50,103	662,549

The following table presents information about our continuing operations in different geographic regions for and as of the years ended May 28, 2004, May 30, 2003, and May 31, 2002:

(In thousands)	2004	2003	2002
Revenue:
United States	$425,664	$407,752	$335,795
All other	10,619	8,218	5,811

Total revenue	$436,283	$415,970	$341,606

Long-lived assets:
United States	$76,281	$84,723	$80,613
All other	771	198	107

Total long-lived assets	$77,052	$84,921	$80,720

Note 14 - Related Party Transactions

Executive recruiting services of approximately $0.1 million for fiscal year 2002 were provided by a firm of which a Director of the Company is a Senior Partner. These services were provided by an office other than that of the Director.

Promissory notes totaling approximately $4.3 million were issued to NDCHealth in fiscal 2001 by a partnership, of which a former director is sole partner, for the exercise of stock options previously granted to the director and transferred to the partnership. Treasury shares held at the time were issued as a result of the exercise of these options. The interest rates on these notes range from 4.63% to 4.77%, payable at the maturity date. The notes mature on various dates between July 2002 and June 2004. The notes, with full recourse, were secured by NDCHealth common stock owned by the partnership. The outstanding balance of these notes was $1.7 million as of May 30, 2003 and was included in Deferred Compensation and Other as a reduction of Stockholders’ Equity. The notes were paid in full in May 2004.

Note 15 - Commitments and Contingencies

Our Board of Directors has authorized the disposition of our European operations in Germany and the United Kingdom, which are now recorded as discontinued operations. We currently provide pharmaceutical information services solutions to our European customers, pharmaceutical companies, through our German business. In this regard we deliver the prescription data we receive from our data suppliers in a variety of products to our customers to assist them in operating their businesses. We deliver this prescription data to our customers in an electronic format. The specific electronic format within which such prescription data is actually delivered to such pharmaceutical companies in Germany is the subject matter of current litigation both before the European Commission and the German courts with IMS Health.

In the proceedings before the European Commission instituted by us on December 19, 2000, we are alleging that to the extent, and only to the extent, this format is copyrighted by IMS Health, the format constitutes an industry standard and an essential facility to competition and must be made available to competitors of IMS Health. We obtained a ruling from the European Commission ordering IMS Health to license its structure for organizing pharmaceutical sales data to us. However, subsequent to this decision, the Court of First Instance and later the European Court Of Justice (“ECJ”) stayed this decision pending a complete review of the underlying substantive matters. Those matters are still proceeding.

In proceedings before the German courts instituted by IMS Health on December 21, 2000, IMS Health has alleged copyright infringement against each of Pharma Intranet Information AG, or PI, the company from whom we purchased certain assets of our German business, and us, and we each have contested the validity of IMS Health’s alleged copyright. In these proceedings, IMS Health obtained an injunction from the Frankfurt Regional Court to prevent each of PI and us from distributing data in the contested format. On August 13, 2002, the Frankfurt Court of Appeals ruled in our favor by dismissing the preliminary injunction against our use of the industry standard data structure. This decision is final and is not subject to further appeal by IMS Health. On September 17, 2002 the Frankfurt Court of Appeals issued a judgment in the main proceedings against PI. While validating a copyright in the structure, the Court held that IMS Health has no standing to sue to enforce the copyright. The Court also determined that IMS Health does not own the copyright. The Court further denied IMS Health’s claims under the EU Database Directive for protection of the data structure involved. Finally, the Court found that PI breached the German Act Against Unfair Trade Practices (UGW) by reason of identically copying the data structure. We have not sold or used the data structure initially used by PI. We do not own PI and PI is no longer actively conducting business. The case against us remains pending before the Frankfurt Regional Court at this time. On April 29, 2004, and upon referral by the Frankfurt Regional Courts on questions involving interpretations of European Competition laws, the European Court of Justice in Luxembourg, found in favor of the Company, finding that if IMS holds a valid, enforceable copyright, then the Company should be entitled to a compulsory license from IMS Health to the extent it can demonstrate that it offers “a new product” in circumstances where IMS Health is “capable of eliminating all competition on the relevant market.” This clarification of law has been referred back to the Frankfurt Regional Court and is pending review.

On October 14, 2003, we filed suit in the 96th Judicial District Court, Tarrant County, Texas, against 1-Rex, Inc., FDS, Inc., Healthcare Computer Corporation, Freedom Drug Stores, Inc., Freedom Data Services, Inc. and William Rex Akers (collectively the “Defendants”) for breach of contract, misappropriation of trade secrets, fraud, and negligent misrepresentation, seeking unspecified damages for Defendants’ wrongful conduct. On March 5, 2004, Defendants filed a counterclaim against us, asserting claims for tortuous interference with a prospective contract, violations of Section 15.05(b) of the Texas Business and Commerce Code, civil conspiracy, and seeking a declaratory judgment in connection with various claims made by us. Defendants seek over $25 million in damages, plus attorneys’ fees, pre-judgment and post-judgment interest, and punitive damages. We intend to vigorously prosecute our causes of action against the Defendants, have denied all liability and damages sought in the counterclaim, and are vigorously defending the claims asserted against us.

On April 7, 2004, a putative class action captioned Garfield v. NDCHealth Corp., et al. was filed on behalf of all purchasers of NDCHealth Corporation (“NDC” or “the Company”) common stock during the period

October 1, 2003 through March 31, 2004 against NDC and two of the Company’s officers, Walter Hoff (“Hoff”) and Randolph Hutto (“Hutto”) in the United States District Court for the Northern District of Georgia. The Complaint alleges that the Company employed improper revenue recognition practices in violation of Generally Accepted Accounting Principles. The Complaint was filed shortly after NDC’s April 1, 2004 announcement that it would delay the release of its fiscal third quarter financial results pending the completion of a special independent review of the timing of recognition of revenue related to sales of NDC’s physician practice management systems through value added resellers. The Complaint asserts violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The lawsuit seeks unspecified damages, attorneys fees and costs, and interest. The Company intends to vigorously defend itself.

On April 22, 2004, another putative class action captioned Datwani v. NDCHealth Corp., et al. was filed on behalf of all purchasers of NDC common stock during the period October 1, 2003 through March 31, 2004 against NDC, Hoff and Hutto in the United States District Court for the Eastern District of Pennsylvania. The allegations in this lawsuit are similar to those made in the Garfield action described above. The lawsuit was voluntarily dismissed by the plaintiffs on July 20, 2004.

On April 28, 2004, a lawsuit was filed against us in the General Court of Justice, Superior Court Division, in the State of North Carolina, County of Forsyth, by Carolina Coupon Clearing, Inc d/b/a Carolina Services Company, Inc. (“CSC”). CSC has sued us for alleged unfair trade practices under N.C. Gen. Stat. §75-1.1, alleged tortuous interference and the supposed breach of certain alleged contracts. CSC seeks temporary, preliminary and permanent injunctions against us, damages in excess of $20,000, treble damages pursuant to N.C. Gen. Stat. §75-16, reasonable attorneys’ fees, and incidental and consequential damages. We have removed CSC’s lawsuit to federal district court and answered the lawsuit suit by denying CSC’s legal claims and denying CSC is owed any damages. We have also filed a counterclaim asserting that: 1) to the extent one of the agreements at issue is an enforceable contract between CSC and us, CSC has breached such contract; and 2) CSC has committed unfair trade practices under N.C. Gen. Stat. §75-1.1. We deny any liability to CSC and intend to vigorously defend against CSC’s claims, as well as vigorously prosecute our counterclaims. The parties are presently discussing settlement of this matter, however we are unable to predict the eventual outcome of the settlement.

Additionally, we are party to a number of other claims and lawsuits incidental to our business. We believe that the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations.

Note 16 - Supplemental Cash Flow Information

Supplemental cash flow disclosures and non-cash investing and financing activities for the years ended May 28, 2004, May 30, 2003, and May 31, 2002 are as follows:

(In thousands)	2004	2003	2002
Supplemental cash flow information:
Net income taxes (refunded) paid	$(155)	$(1,558)	$986
Interest paid	30,410	8,396	8,306
Supplemental non-cash investing and financing activities:
Capital leases entered into in exchange for property and equipment	1,275	94	2,151
Non-cash investment in MedUnite, Inc	—	—	37,458
Stock and warrants issued in the ArcLight acquisition	14,364	—	—

In fiscal 2004, 2003 and 2002, we acquired various businesses that were accounted for as purchases (see Notes 3 and 7):

(In thousands)	2004	2003	2002
Fair value of assets acquired	$16,315	$109,700	$186,624
Notes and deferred payments	—	—	(520)
Stock issued	(10,000)	—	(12,000)
Warrants issued	(4,364)	—	—
Cash acquired	(1,983)	—	(7,349)
Liabilities assumed	(3,934)	—	(50,639)

Cash paid for acquisitions	$—	$109,700	$116,116

Note 17 – Quarterly Consolidated Financial Information (Unaudited)

(In thousands, except per share data)	Quarter Ended
	August 29	November 28	February 27	May 28
Fiscal Year 2004
Revenue	$103,641	$110,423	$110,751	$111,468
Operating Income	20,082	23,344	23,041	8,935
Income (Loss) from Continuing Operations	7,888	9,955	10,222	(1,717)
Net Income (Loss)	7,354	8,734	9,276	(15,731)

Basic Earnings (Loss) Per Share from Continuing Operations	0.23	0.29	0.29	(0.05)

Basic Earnings (Loss) Per Share	0.21	0.25	0.26	(0.44)

Diluted Earnings (Loss) Per Share from Continuing Operations	0.22	0.28	0.28	(0.05)

Diluted earnings (loss) per share	0.21	0.25	0.26	(0.44)

	Quarter Ended
	August 30	November 29	February 28	May 30
Fiscal Year 2003
Revenue	$96,908	$102,223	$105,547	$111,292
Operating Income	21,442	24,740	23,826	22,188
Income from Continuing Operations	11,792	13,251	(3,171)	10,911
Net Income (Loss)	11,165	12,677	(3,700)	10,460

Basic Earnings (Loss) Per Share from Continuing Operations	0.34	0.38	(0.09)	0.31

Basic Earnings (Loss) Per Share	0.32	0.37	(0.11)	0.30

Diluted Earnings (Loss) Per Share from Continuing Operations	0.33	0.37	(0.09)	0.31

Diluted earnings (loss) per share	0.32	0.36	(0.11)	0.30

Note 18 – Consolidating Financial Data Of Subsidiary Guarantors

In fiscal year 2003, we issued $200 million aggregate principal amount of 10 1/2% senior subordinated notes due 2012. Our wholly-owned, material subsidiaries, which include NDC Health Information Services (Arizona) Inc., and NDC of Canada, Inc., have fully and unconditionally guaranteed the notes on a joint and several basis.

Presented below is our consolidating financial data, including the combined financial data for our subsidiary guarantors and our subsidiary non-guarantors.

Statement of Operations for the Twelve months ended May 28, 2004 (In thousands)	NDCHealth Corporation	Subsidiary Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenue	$236,958	$166,554	$32,771	$—	$436,283
Operating Expenses
Cost of Service	92,328	102,245	28,473	—	223,046
Other Operating Expenses	87,045	46,873	3,917	—	137,835

	179,373	149,118	32,390	—	360,881
Operating Income	57,585	17,436	381	—	75,402
Other Income/Expense	(31,117)	268	(455)	(1,060)	(32,364)
Income from Continuing Operations	26,468	17,704	(74)	(1,060)	43,038
Provision for Income Taxes	10,393	6,728	(28)	(403)	16,690
Discontinued Operations	—	—	(16,715)	—	(16,715)

Net Income	$16,075	$10,976	$(16,761)	$(657)	$9,633

Statement of Operations for the Twelve months ended May 30, 2003 (In thousands)	NDCHealth Corporation	Subsidiary Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenue	$245,201	$158,075	$12,694	$—	$415,970
Operating Expenses
Cost of Service	94,531	97,341	10,421	1,568	203,861
Other Operating Expenses	71,251	46,978	1,966	(282)	119,913

	165,782	144,319	12,387	1,286	323,774
Operating Income	79,419	13,756	307	(1,286)	92,196
Other Income/Expense	(50,459)	72,874	(66)	(58,315)	(35,966)
Income from Continuing Operations	28,960	86,630	241	(59,601)	56,230
Provision for Income Taxes	11,356	11,800	87	204	23,447
Discontinued Operations	—	—	(2,181)	—	(2,181)

Net Income	$17,604	$74,830	$(2,027)	$(59,805)	$30,602

Statement of Operations for the Twelve months ended May 31, 2002 (In thousands)	NDCHealth Corporation	Subsidiary Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenue	$180,982	$151,994	$8,630	$—	$341,606
Operating Expenses
Cost of Service	63,448	95,459	6,172	—	165,079
Other Operating Expenses	46,493	46,177	2,055	1,036	95,761

	109,941	141,636	8,227	1,036	260,840
Operating Income	71,041	10,358	403	(1,036)	80,766
Other Income/Expense	(47,393)	(1,057)	(105)	—	(48,555)
Income from Continuing Operations	23,648	9,301	298	(1,036)	32,211
Provision for Income Taxes	10,743	3,162	101	(352)	13,654
Equity in Losses of Affiliated Companies	—	—	(1,514)	—	(1,514)
Discontinued Operations	—	—	(1,933)	—	(1,933)

Net Income	$12,905	$6,139	$(3,250)	$(684)	$15,110

Statement of Cash Flows for the Twelve Months Ended May 28, 2004 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$16,075	$10,976	$(16,761)	$(657)	$9,633
Adjustments to reconcile net income (loss) to cash provided by operating activities:	56,683	13,935	17,280	(308)	87,590
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:	12,526	(19,233)	7,605	4,745	5,643

Net cash provided by operating activities	85,284	5,678	8,124	3,780	102,866
Cash flows from investing activities:	(51,011)	(5,722)	(3,693)	—	(60,426)
Cash flows from financing activities:	(22,532)	(721)	4,197	(3,780)	(22,836)
Cash flows from discontinued operations:	—	—	(7,137)	—	(7,137)

Increase (decrease) in cash and cash equivalents	11,741	(765)	1,491	—	12,467
Cash and cash equivalents, beginning of period	12,698	1,491	961	—	15,150

Cash and cash equivalents, end of period	$24,439	$726	$2,452	$—	$27,617

Statement of Cash Flows for the Twelve Months Ended May 30, 2003 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$17,604	$74,830	$(2,027)	$(59,805)	$30,602
Adjustments to reconcile net income (loss) to cash provided by operating activities:	66,555	12,336	2,803	(706)	80,988
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:	(11,262)	(77,802)	3,140	72,087	(13,837)

Net cash provided by operating activities	72,897	9,364	3,916	11,576	97,753
Cash flows from investing activities:	(142,315)	(7,340)	(5,614)	—	(155,269)
Cash flows from financing activities:	70,336	(724)	10,237	(11,576)	68,273
Cash flows from discontinued operations:	—	—	(8,396)	—	(8,396)

Increase (decrease) in cash and cash equivalents	918	1,300	143	—	2,361
Cash and cash equivalents, beginning of period	11,780	191	818	—	12,789

Cash and cash equivalents, end of period	$12,698	$1,491	$961	$—	$15,150

Statement of Cash Flows for the Twelve Months Ended May 31, 2002 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$12,905	$6,139	$(3,250)	$(684)	$15,110
Adjustments to reconcile net income (loss) to cash provided by operating activities:	60,689	11,819	(34,267)	13,514	51,755
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:	(23,678)	(6,807)	40,925	(12,959)	(2,519)

Net cash provided by operating activities	49,916	11,151	3,408	(129)	64,346
Cash flows from investing activities:	(152,644)	(11,164)	5,319	—	(158,489)
Cash flows from financing activities:	103,626	13	(13,683)	—	89,956
Cash flows from discontinued operations:	—	—	5,122	—	5,122

Increase (decrease) in cash and cash equivalents	898	—	166	(129)	935
Cash and cash equivalents, beginning of period	10,882	191	652	129	11,854

Cash and cash equivalents, end of period	$11,780	$191	$818	$—	$12,789

Balance Sheet as of May 28, 2004 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$24,439	$726	$2,452	$—	$27,617
Accounts receivable	42,450	20,934	5,682	—	69,066
Prepaid expenses and other current assets	65,748	13,695	413	(13,685)	66,171
Total assets from discontinued operations	—	—	76,528	(6,069)	70,459

Total current assets	132,637	35,355	85,075	(19,754)	233,313

Property, equipment and capital use software, net	108,357	30,255	2,478	—	141,090
Goodwill and intangible assets, net	391,593	37,126	7,784	—	436,503
Investments and other	258,606	—	28	(222,988)	35,646
Intercompany receivables	78,576	(22,633)	(6,396)	(49,547)	—

Total Assets	$969,769	$80,103	$88,969	$(292,289)	$846,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$33,011	$500	$145	$—	$33,656
Accounts payable, accrued liabilities and other	88,472	33,272	6,517	(247)	128,014
Total liabilities from discontinued operations	—	—	40,581	(15,820)	24,761

Total current liabilities	121,483	33,772	47,243	(16,067)	186,431

Long-term liabilities	321,349	1,603	272	(34)	323,190

Total liabilities	442,832	35,375	47,515	(16,101)	509,621

Minority interest in equity of subsidiaries	—	—	1,312	1	1,313

Stockholders’ equity	526,937	44,728	40,142	(276,189)	335,618

Total Liabilities and Stockholders’ Equity	$969,769	$80,103	$88,969	$(292,289)	$846,552

Balance Sheet as of May 30, 2003 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$12,698	$1,491	$961	$—	$15,150
Accounts receivable	46,321	20,053	1,265	—	67,639
Prepaid expenses and other current assets	52,589	12,575	1,886	(8,508)	58,542
Total assets from discontinued operations	—	—	61,099	5,695	66,794

Total current assets	111,608	34,119	65,211	(2,813)	208,125

Property, equipment and capital use software, net	99,581	33,841	719	—	134,141
Goodwill and intangible assets, net	371,341	39,012	—	454	410,807
Investments and other	326,725	263	—	(289,444)	37,544
Intercompany receivables	45,391	(38,701)	(223)	(6,467)	—

Total Assets	$954,646	$68,534	$65,707	$(298,270)	$790,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,809	$663	$—	$—	$7,472
Accounts payable, accrued liabilities and other	67,284	27,129	2,559	6,368	103,340
Total liabilities from discontinued operations	—	—	31,002	(12,316)	18,686

Total current liabilities	74,093	27,792	33,561	(5,948)	129,498

Long-term liabilities	378,591	2,225	—	(21,452)	359,364

Total liabilities	452,684	30,017	33,561	(27,400)	488,862

Minority interest in equity of subsidiaries	—	—	878	—	878

Stockholders’ equity	501,962	38,517	31,268	(270,870)	300,877

Total Liabilities and Stockholders’ Equity	$954,646	$68,534	$65,707	$(298,270)	$790,617

NDCHealth Corporation

CONSOLIDATED SCHEDULE II

Valuation and Qualifying Accounts

(In thousands)
Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	1 Charged to Costs and Expenses	2 Acquired/ (Divested) Balances	Uncollectible Accounts Write-Off	Balance at End of Period
Trade Receivable Allowances

May 31, 2002	$6,035	$3,168	$239	$4,191	$5,251

May 30, 2003	$5,251	$6,381	—	$5,200	$6,432

May 28, 2004	$6,432	$9,332	—	$8,152	$7,612

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9a. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date in providing a reasonable level of assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed summarized and reported within the time periods in Securities and Exchange Commission rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 28, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are not required at this time to provide the information specified in Item 308(a) and (b) of the SEC’s Regulation S-K regarding an annual report by management on our internal control over financial reporting or an attestation report by our independent accountants with regard thereto.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We hereby incorporate by reference the information contained under the heading “Election of Directors—Certain Information Concerning the Nominees and Other Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” from our definitive Proxy Statement (the “2004 Proxy Statement”) to be delivered to the stockholders of NDCHealth in connection with the 2004 Annual Meeting of Stockholders to be held on October 28, 2004. Certain information relating to our executive officers appears under Item X in Part I of this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

We hereby incorporate by reference the information contained under the heading “Election of Directors—Compensation and Other Benefits” from the 2004 Proxy Statement. In no event shall the information contained in the 2004 Proxy Statement under the sections entitled “Stockholder Return Analysis” and “Report of the Compensation Committee” be included herein by this reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We hereby incorporate by reference the information contained under the headings “Election of Directors—Common Stock Ownership of Management” and “ - Common Stock Ownership by Certain Other Persons” from the 2004 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We hereby incorporate by reference the information contained under the headings “Transactions with Related Parties” and “Compensation Committee Interlocks and Insider Participation” from the 2004 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We hereby incorporate by reference the information contained under the headings “Audit Fees”, “Financial Information Systems Design and Implementation Fees”, and “All Other Fees” from the 2004 Proxy Statement.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Listing of Financial Statements

The following consolidated financial statements for the Registrant and its subsidiaries are included in Part II, Item 8 of this report and are filed as a part hereof:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Statements of Operations for each of the fiscal years ended May 28, 2004, May 30, 2003, and May 31, 2002.

Consolidated Statements of Cash Flows for each of the fiscal years ended May 28, 2004, May 30, 2003, and May 31, 2002.

Consolidated Balance Sheets at May 28, 2004 and May 30, 2003.

Consolidated Statements of Changes in Stockholders’ Equity for each of the fiscal years ended May 28, 2004, May 30, 2003, and May 31, 2002.

Notes to Consolidated Financial Statements

(a)(2) Listing of Financial Statement Schedules

Other than as described below, Financial Statement Schedules are not filed with this Report because the Schedules are either inapplicable or the required information is presented in the Financial Statements or Notes thereto.

Consolidated Schedule II – Valuation and Qualifying Accounts for the fiscal years ended May 28, 2004, May 30, 2003, and May 31, 2002

(a)(3) Exhibits

3(i) Restated Certificate of Incorporation of the Registrant, dated November 28, 2001 (filed as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2001, file No. 001-12392, and incorporated herein by reference.)

(ii) By-laws of the Registrant, as amended (filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 2003, file No. 001-12392, and incorporated herein by reference.)

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

(iv) Amended and Restated Intercompany Systems/Network Services Agreement, dated as of June 1, 2003 by and between the Registrant and Global Payments Inc.

(v) Lease Agreement between the Registrant and Global Payments Inc., dated April 1, 2004.

(vi) Agreement and Plan of Merger dated as of May 28, 2002 by and among TechRx Incorporated, the Registrant, and NDC Acquisition Corp. (NDCHealth Corporation has requested confidential treatment with respect to certain portions of this Exhibit) (filed as Exhibit 10(xiii) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2002, file No. 001-12392, and incorporated herein by reference).

(vii) $225,000,000 Credit Agreement among the Registrant, Merrill Lynch Capital, Credit Suisse First Boston, Bank of America, N.A., Lasalle Bank National Association and the Other Lenders Party thereto, dated as of November 26, 2002. (NDCHealth Corporation has requested confidential treatment with respect to certain portions of this Exhibit) (filed as Exhibit 10(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2002, file No. 001-12392, and incorporated herein by reference).

(viii) Letter Amendment and Waiver No.1 to Credit Agreement dated as of May 27, 2003 by and among the Registrant, Merrill Lynch Capital, and the Lenders and agents from time to time party thereto (filed as Exhibit 10(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 29, 2003, file No. 001-12392, and incorporated herein by this reference).

(ix) Letter Amendment No. 2 to Credit Agreement dated as of August 29, 2003 by and among the Registrant, Merrill Lynch Capital, and the Lenders and agents from time to time party thereto (filed as Exhibit 10(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 29, 2003, file No. 001-12392, and incorporated herein by this reference).

(x) Amendment No. 3 to Credit Agreement dated as of December 19, 2003 by and among the Registrant, Merrill Lynch Capital, and the Lenders and agents from time to time party thereto (filed as Exhibit 10(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 2003, file No. 001-1232, and incorporated herein by this reference).

(xi) Letter Amendment No. 4 to Credit Agreement dated as of January 22, 2004 by and among the Registrant, Merrill Lynch Capital, and the Lenders and agents from time to time party thereto (filed as Exhibit 10(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 27, 2004, file No. 001-12392, and incorporated herein by this reference).

(xii) Registration Rights Agreement, dated as of November 26, 2002, among the Registrant, the guarantors named therein and Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co. and U.S. Bancorp Piper Jaffray Inc., as Initial Purchasers (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, file No. 333-103959, and incorporated herein by reference).

(xiii) NDC Exclusive License Agreement entered into on December 31, 2003 by and between the Registrant and Arclight Systems, LLC (filed as Exhibit 10(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 2003, file No. 001-12392, and incorporated herein by this reference).

(xiv) NDC Registration Rights Agreement entered into on December 31, 2003 by and between the Registrant and Arclight Systems, LLC (filed as Exhibit 10(iii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 2003, file No. 001-12392, and incorporated herein by this reference).

(xv) NDC Warrant Agreement dated December 31, 2003 by and between the Registrant and Arclight Systems, LLC (filed as Exhibit 10(iv) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 2003, file No. 001-12392, and incorporated herein by this reference).

Executive Compensation Plans and Arrangements

(xvi) 2002 Non-Employee Directors Compensation Plan, dated October 5, 2001 (filed as Exhibit 10(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2001, file No. 001-12392, and incorporated herein by reference).

(xvii) 2004 Non-Employee Directors Compensation Plan, dated May 14, 2004.

(xviii) Non-Employee Directors Stock Option Plan (filed as Exhibit 10(iv) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1987, file No. 001-2392, and incorporated herein by reference).

(xix) Amended and Restated Retirement Plan for Non-Employee Directors, dated as of April 20, 1994 (filed as Exhibit 10(xii) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1994, file No. 001-12392, and incorporated herein by reference).

(xx) Amendment to Amended and Restated Retirement Plan for Non-Employee Directors (filed as Exhibit 4(xi) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1995, file No. 001-12392, and incorporated herein by reference).

(xxi) Second Amendment to the Retirement Plan for Non-Employee Directors.

(xxii) 1987 Stock Option Plan, as amended (incorporated by reference from Exhibit 10 to the Registrant’s Registration Statement on Form S-8, No. 333-05449).

(xxiii) Amendment to the 1987 Stock Option Plan.

(xxiv) Amended and Restated C.I.S. Technologies, Inc. Stock Option Plan (incorporated by reference from Exhibit 10(a) to the Registrant’s Registration Statement on Form S-8, No. 333-05427).

(xxv) Amended and Restated C.I.S. Technologies, Inc. Employee Stock Option Plan (incorporated by reference from Exhibit 10(b) to the Registrant’s Registration Statement on Form S-8, No. 333-05427).

(xxvi) C.I.S. Technologies, Inc. HCC Management Stock Option Plan (incorporated by reference from Exhibit 10(c) to the Registrant’s Registration Statement on Form S-8, No. 333-05427).

(xxvii) Amendment to the C.I.S. Technologies, Inc. HCC Management Stock Option Plan.

(xxviii) C.I.S. Technologies, Inc. 1995 Stock Incentive Plan (incorporated by reference from Exhibit 10(e) to the Registrant’s Registration Statement on Form S-8, No. 333-05427).

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

(xxxii) Amendment to the National Data Corporation Employees Retirement Plan effective July 31, 1998 (incorporated by reference from Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1998, file No. 001-12392).

(xxxiii) Amendment to the 1984 Non-Employee Director Stock Option Plan effective October 22, 1998. (filed as Exhibit 10 (xxix) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1999, file No. 001-12392, and incorporated herein by reference).

(xxxiv) Amendment to the 1984 Non-Employee Director Stock Option Plan.

(xxxv) 1997 Stock Option Plan, as amended.

(xxxvi) Amended and Restated 2000 Long-term Incentive Plan.

(xxxvii) Employment Agreement effective December 1, 1999 between Walter M. Hoff and the Registrant (filed as Exhibit 10(xxxiii) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2001, file No. 001-12392, and incorporated herein by reference).

(xxxiii) Employment Agreement effective December 1, 1999 between E. Christine Rumsey and the Registrant (filed as Exhibit 10(xl) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2001, file No. 001-12392, and incorporated herein by reference).

(xxxix) Employment Agreement effective January 17, 2000 between Charles W. Miller and the Registrant (filed as Exhibit 10(xxxv) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2001, file No. 001-12392, and incorporated herein by reference).

(xl) Employment Agreement effective November 20, 2000 between Randolph L.M. Hutto and the Registrant (filed as Exhibit 10(xxxvii) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2001, file No. 001-12392, and incorporated herein by reference).

(xli) Employment Agreement between Lee Adrean and the Registrant dated May 11, 2004.

21 Subsidiaries of the Registrant.

23 Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31(i) Rule 13a-14(a)/15d-14(a) Certification of Walter M. Hoff.

31(ii) Rule 13a-14(a)/15d-14(a) Certification of Lee Adrean.

32 Section 1350 Certification.

(b) Reports on Form 8-K were filed during the last quarter of our fiscal year ending May 28, 2004. The items reported, any financial statements filed, and the dates of any such reports are listed below.

(i) NDCHealth Corporation’s Current Report on Form 8-K dated April 19, 2004, was filed on April 19, 2004, reporting as an exhibit under Item 7 the Company’s press release dated March 19, 2003 and under Item 9 the Company’s release of financial information including, losses related to investment and revenue and earnings expectations for the remainder of the fiscal year.

(c) The Financial Statement Schedule to this Report is listed under Item 15(a)(2) above.

(d) The Exhibits to this Report are listed under Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NDCHealth Corporation has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NDCHealth Corporation

By:	/s/ Walter M. Hoff
Walter M. Hoff, Chairman and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Lee Adrean
Lee Adrean
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ James W. FitzGibbons
James W. FitzGibbons
Chief Accounting Officer

Date: August 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant as of August 9, 2004.

Signature	Title
/s/ Walter M. Hoff	Chairman of the Board
Walter M. Hoff

/s/ Neil Williams	Lead Director
Neil Williams

/s/ J. Veronica Biggins	Director
J. Veronica Biggins

/s/ Terri A. Dial	Director
Terri A. Dial

/s/ Laurie Glimcher	Director
Laurie Glimcher

/s/ Jeffrey P. Koplan	Director
Jeffrey P. Koplan

/s/ Kurt M. Landgraf	Director
Kurt M. Landgraf

/s/ James F. McDonald	Director
James F. McDonald

/s/ Steven J. Shulman	Director
Steven J. Shulman

NDCHEALTH CORPORATION

FORM 10-K

INDEX TO EXHIBITS

Exhibit Numbers	Description

10(iv)	Amended and Restated Intercompany Systems/Network Services Agreement, dated as of June 1, 2003 by and between the Registrant and Global Payments Inc.

10(v)	Lease Agreement between the Registrant and Global Payments Inc., dated April 1, 2004

10(xvii)	2004 Non-Employee Directors Compensation Plan dated May 14, 2004

10(xxi)	Second Amendment to the Retirement Plan for Non-Employee Directors

10(xxiii)	Amendment to the 1987 Stock Option Plan

10(xxvii)	Amendment to the C.I.S. Technologies, Inc. HCC Management Stock Option Plan

10(xxxiv)	Amendment to the 1984 Non-Employee Director Stock Option Plan

10(xxxv)	1997 Stock Option Plan, as amended

10(xxxvi)	Amended and Restated 2000 Long-term Incentive Plan

10(xli)	Employment Agreement between Lee Adrean and the Registrant dated May 11, 2004

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31(i)	Rule 13a-14(a)/15d-14(a) Certification of Walter M. Hoff

31(ii)	Rule 13a-14(a)/15d-14(a) Certification of Lee Adrean

32	Section 1350 Certification