Form 10-Q
period 2004-08-27
NDCHEALTH CORP
filed 2004-10-06
CIK 70033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 27, 2004

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

Common Stock, Par Value $.125 – 35,984,862 shares

outstanding as of October 1, 2004

NDCHealth Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
(In thousands, except per share data)	August 27, 2004	August 29, 2003
Revenue	$108,710	$103,641

Operating Expenses:
Cost of Service	66,120	51,426
Sales, General and Administrative	23,772	22,055
Depreciation and Amortization	10,621	8,579
Restructuring and Other Charges	—	1,499

	100,513	83,559

Operating Income	8,197	20,082

Other Income (Expense):
Interest and Other Income	65	102
Interest and Other Expense	(6,404)	(7,413)
Minority Interest in Earnings	(108)	(151)

	(6,447)	(7,462)

Income from Continuing Operations before Income Taxes	1,750	12,620
Provision for Income Taxes	683	4,732

Income from Continuing Operations	1,067	7,888
Loss from Discontinued Operations	(8,065)	(534)

Net (Loss) Income	$(6,998)	$7,354

Basic (Loss) Earnings Per Share:
Income from Continuing Operations	$0.03	$0.23

Discontinued Operations	$(0.23)	$(0.02)

Basic (Loss) Earnings Per Share	$(0.20)	$0.21

Weighted Average Shares	35,638	34,746

Diluted (Loss) Earnings Per Share:
Income from Continuing Operations	$0.03	$0.22

Discontinued Operations	$(0.22)	$(0.02)

Diluted (Loss) Earnings Per Share	$(0.19)	$0.21

Weighted Average Shares	36,002	35,114

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

NDCHealth Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In thousands)	August 27, 2004	August 29, 2003
Cash flows from operating activities:
Net (loss) income	$(6,998)	$7,354
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Loss on discontinued operations	8,065	534
Non-cash restructuring and other charges	—	101
Depreciation and amortization	10,621	8,579
Deferred income taxes	505	4,215
Allowance for doubtful accounts	2,016	2,296
Other, net	1,316	1,195

Total	15,525	24,274

Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(928)	(4,047)
Prepaid expenses and other assets	4,417	5,130
Accounts payable and accrued liabilities	(15,997)	2,968
Accrued interest on long-term debt	(5,379)	(5,530)
Deferred revenue	(4,960)	(1,903)

Net cash (used in) provided by operating activities	(7,322)	20,892

Cash flows from investing activities:
Capital expenditures	(10,339)	(13,803)
Acquisitions and other investing activities	(1,838)	(5,516)

Net cash used in investing activities	(12,177)	(19,319)

Cash flows from financing activities:
Net borrowings under lines of credit	38,500	—
Net principal payments under long-term debt arrangements	(29,722)	(488)
Net cash used in refinancing activities	—	(154)
Net (repurchases) issuances related to stock activities	(70)	654
Dividends paid	(1,439)	(1,408)

Net cash provided by (used in) financing activities	7,269	(1,396)

Net cash used in discontinued operations	(9,547)	(1,350)

Decrease in cash and cash equivalents	(21,777)	(1,173)
Cash and cash equivalents, beginning of period	27,617	15,150

Cash and cash equivalents, end of period	$5,840	$13,977

Supplemental Disclosures

Cash paid for
Interest	$11,937	$13,191
Income taxes (refunded) paid	(404)	83

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

NDCHealth Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	August 27, 2004	May 28, 2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,840	$27,617
Accounts Receivable (Less Allowance of $7,651 and $7,612, respectively.)	68,070	69,066
Deferred Income Taxes	6,515	28,441
Prepaid Expenses	19,798	22,063
Other Current Assets	13,555	15,667
Total Assets of Discontinued Operations	61,218	70,459

Total Current Assets	174,996	233,313

Property and Equipment, Net	79,222	77,052
Capitalized External Use Software, Net	64,389	64,038
Goodwill	365,248	364,743
Intangible Assets, Net	69,291	71,760
Debt Issuance Cost	12,743	12,963
Deferred Income Taxes	3,003	—
Other Assets	23,667	22,683

Total Assets	$792,559	$846,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-term Debt	$44,450	$33,656
Trade Accounts Payable	20,799	29,693
Accrued Compensation and Benefits	4,508	6,205
Accrued Interest	5,544	10,923
Deferred Revenue	43,766	45,981
Other Accrued Liabilities	31,257	35,212
Total Liabilities of Discontinued Operations	15,246	24,761

Total Current Liabilities	165,570	186,431

Deferred Revenue	4,497	7,208
Deferred Income Taxes	—	18,414
Other Non-current Liabilities	26,203	27,949
Long-term Debt	267,603	269,619

Total Liabilities	463,873	509,621

Commitments and Contingencies	—	—
Minority Interest in Equity of Subsidiaries	1,420	1,313
Stockholders’ Equity:
Preferred Stock, par value $1.00 per share; 1,000,000 shares authorized, none issued	—	—
Common Stock, par value $.125 per share; 200,000,000 shares authorized; 35,989,794 and 36,106,641 shares issued, respectively.	4,499	4,513
Capital in excess of par value	244,971	245,301
Treasury Stock	(108)	—
Retained Earnings	79,095	87,532
Deferred Compensation and Other	(6,736)	(7,694)
Other Comprehensive Income	5,545	5,966

Total Stockholders’ Equity	327,266	335,618

Total Liabilities and Stockholders’ Equity	$792,559	$846,552

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

NDCHealth Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Nature of Operations

NDCHealth Corporation (“NDCHealth,” the “Company,” or “we” and other similar pronouns) conducts its business through three reportable segments: Network Services and Systems, Information Management and Pharmacy Benefit Services. The Network Services and Systems segment provides network based information processing services and systems to healthcare providers, including pharmacies, hospitals and physicians, in the U.S. and Canada. The Information Management segment provides data products and solutions primarily to pharmaceutical manufacturers. The Pharmacy Benefit Services segment, a consolidated subsidiary of which we maintain a 49% controlling ownership interest, provides various pharmacy benefit plan services primarily to healthcare payers.

Note 2—Summary of Significant Accounting Policies

Basis of Consolidation

The Condensed Consolidated Financial Statements include the accounts of NDCHealth Corporation and its majority-owned and controlled companies. Significant inter-company transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. Our fiscal year begins on the Saturday closest to June 1 and ends on the Friday closest to May 31. Interim quarters typically consist of thirteen weeks ending the Friday closest to the last calendar day of August, November, and February. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of our significant accounting policies and other information, you should read this report in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended May 28, 2004 filed with the SEC.

In May 2004, we made the decision to divest our European businesses. As a result, our financial statements have been prepared with our European businesses’ assets and liabilities, results of operations, and cash flows displayed separately as Discontinued Operations with all historical financial statements restated to conform to this presentation, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Earnings Per Share

SFAS No. 128, “Earnings per Share,” requires a dual presentation of basic and diluted earnings (loss) per share (“EPS”). Basic earnings per share is computed by dividing reported Net Income (Loss) by weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing reported Net Income (Loss) by weighted average shares outstanding during the period and the impact of securities that, if exercised, would have a dilutive effect on earnings per share. All options with an exercise price less than the average market share price for the period have a dilutive effect on earnings per share.

NDCHealth Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following tables set forth the computation of basic and diluted earnings for the three months ending August 27, 2004 and August 29, 2003:

	Three Months Ended
	August 27, 2004			August 29, 2003
(In thousands, except per share data)	(Loss)	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Net (Loss) Income	$(6,998)	35,638	$(0.20)	$7,354	34,746	$0.21
Diluted EPS:
Effect of dilutive securities:
Stock options and restricted stock	—	364		—	368

Net (Loss) Income plus assumed conversions	$(6,998)	36,002	$(0.19)	$7,354	35,114	$0.21

Income from Continuing Operations of $1.1 million and $7.9 million in the first three months of fiscal 2005 and 2004 resulted in basic earnings per share of $0.03 and $0.23 and diluted earnings per share of $0.03 and $0.22, respectively.

Outstanding options to purchase 2,247,000 and 2,521,000 shares of common stock were not included in the computation of diluted earnings per share in the first three months of fiscal years 2005 and 2004, respectively, because the options’ exercise prices were greater than the average market price of NDCHealth common stock for those periods. For the three months ended August 27, 2004 and August 29, 2003, dividends declared per common share were $0.04.

Stock Options

We have chosen the disclosure option under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”) and SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” and continue to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our plans. Accordingly, no compensation cost has been recognized for options granted under the plans. The weighted average fair value of options granted during the three months ended August 27, 2004 and August 29, 2003 was approximately $6.41 and $9.10, respectively. Had compensation cost for these plans been recognized based on the fair value of the options at the grant dates in accordance with SFAS No. 123, the effect on our Net (Loss) Income and (Loss) Earnings Per Share would have been as follows:

	Three Months Ended
(In thousands, except per share data)	August 27, 2004	August 29, 2003
Net (Loss) Income:
As reported	$(6,998)	$7,354
Add: Stock-based employee compensation (restricted stock) expense included in reported Net (Loss) Income, net of related tax effects	369	450
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,266)	(2,445)

Pro forma	$(8,895)	$5,359

Basic (Loss) Earnings Per Share:
As reported	$(0.20)	$0.21
Pro forma	$(0.25)	$0.15
Diluted (Loss) Earnings Per Share:
As reported	$(0.19)	$0.21
Pro forma	$(0.25)	$0.15

NDCHealth Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

New Accounting Pronouncements

In January 2004, the FASB issued Financial Staff Position (“FSP”) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” As permitted by FSP No. 106-1, we elected to defer recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) until authoritative guidance on accounting for the new federal subsidy was issued. In May 2004, the FASB issued FSP No. 106-2, which provides accounting guidance for this new subsidy. The Company sponsors a number of postretirement benefit plans and we have determined that there is no impact to us as a result of FSP No. 106-2.

Note 3—Discontinued Operations

During the fourth fiscal quarter of 2004, NDCHealth’s management performed a review of our European businesses to determine alternatives to mitigate losses associated with these operations. As a result of this review, our board of directors authorized the disposition of our European businesses. Accordingly, our financial statements have been prepared with the net assets and liabilities, results of operations, and cash flows of these operations displayed separately as Discontinued Operations with all historical financial statements restated to conform to this presentation.

The Company is negotiating with interested buyers, and anticipates consummating a transaction by the end of December 2004. The operating loss from the European businesses was $0.5 million, or $0.01 per share, in the first quarter of fiscal 2005. Based on negotiations late in the first quarter of fiscal 2005, management believes the Company will most likely receive lower than previously expected total transaction proceeds. As a result, the carrying value of this asset was reduced, which increased the Loss from Discontinued Operations by $7.6 million, or $0.21 per share. As a result, total Loss from Discontinued Operations for the first quarter of fiscal 2005 was $8.1 million, or $0.22 per diluted share.

The operating results of our Discontinued Operations are summarized as follows:

	Three Months Ended
(In thousands, except per share data)	August 27, 2004	August 29, 2003
Revenue	$5,286	$5,250
Operating Loss	$(557)	$(342)

Loss from Operations, net of Tax	$(457)	$(534)
Asset Valuation Adjustment	$(7,608)	$—

Loss from Discontinued Operations	$(8,065)	$(534)

Diluted Loss per Share:
From Operations	$(0.01)	$(0.02)

From Asset Valuation Adjustment	$(0.21)	$—

Total	$(0.22)	$(0.02)

The Net Loss from Discontinued Operations for the three months ended August 27, 2004 and August 29, 2003 is net of a tax benefit of $0.1 million in both periods.

NDCHealth Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The total assets and liabilities of Discontinued Operations are summarized as follows:

(In thousands)	August 27, 2004	May 28, 2004
Assets
Cash and Cash Equivalents	$1,846	$983
Accounts Receivable, Net	2,015	2,173
Prepaid and Other Assets	12,058	13,608
Property and Equipment, Net	1,846	1,776
Goodwill	42,289	50,739
Intangible Assets, Net	1,164	1,180

Total Assets of Discontinued Operations	$61,218	$70,459

Liabilities
Accounts Payable and Accrued Liabilities	$6,045	$15,210
Deferred Revenue	2,270	2,246
Other Long-Term Liabilities	2,497	2,531
Minority Interest	4,434	4,774

Total Liabilities of Discontinued Operations	$15,246	$24,761

Material contingent liabilities related to Discontinued Operations are discussed in Note 8—Commitments and Contingencies.

Note 4—Restructuring and Other Charges

We took several actions in fiscal 2004 to reduce our workforce and eliminate redundant operations and activities. Consequently, in the first quarter of fiscal 2004 we recorded a charge of $1.4 million for severance related costs. Approximately $0.1 million of this severance cost was a non-cash charge related to modified stock options. Additionally, we incurred costs of $0.1 million related to lease terminations.

We did not incur any Restructuring and Other Charges in the first quarter of fiscal 2005.

The following table shows the fiscal 2005 activity related to restructuring liabilities from prior periods, which are included in Other Accrued Liabilities in the Condensed Consolidated Balance Sheets:

	Network Services and Systems		Information Management	Other
(In thousands)	Severance	Exit- Related	Severance	Severance	Total
Balance, May 28, 2004	$1,020	$837	$194	$489	$2,540
Cash expenditures	(488)	(83)	(158)	(383)	(1,112)

Balance, August 27, 2004	$532	$754	$36	$106	$1,428

Note 5—Goodwill

The changes in the carrying amount of Goodwill for the three months ended August 27, 2004 are as follows:

Goodwill (In thousands)	Network Services and Systems	Information Management	Total
Balance as of May 28, 2004	$325,725	$39,018	$364,743
Purchase price adjustments and currency translation	300	205	505

Balance as of August 27, 2004	$326,025	$39,223	$365,248

NDCHealth Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Note 6—Intangible Assets, Net

The table below presents Intangible Assets by asset class:

	As of August 27, 2004			As of May 28, 2004
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer base	$80,828	$(23,910)	$56,918	$80,828	$(22,012)	$58,816
Data rights agreement	10,409	(991)	9,418	10,409	(620)	9,789
Reseller and other	3,600	(645)	2,955	3,600	(445)	3,155

Total Intangible Assets	$94,837	$(25,546)	$69,291	$94,837	$(23,077)	$71,760

The aggregate amortization expense for the three months ended August 27, 2004 was $2.5 million and estimated amortization expense for the next five fiscal years is as follows:

(In thousands)
Estimated Amortization Expense
For year Ending May 27, 2005	$9,873
For year Ending June 02, 2006	9,873
For year Ending June 01, 2007	9,823
For year Ending May 30, 2008	9,533
For year Ending May 29, 2009	9,418

NDCHealth Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Note 7—Segment Information

Segment information for the three months ended August 27, 2004 and August 29, 2003 is presented below. We operate our business as three fundamental reportable segments: Network Services and Systems, which we offer to healthcare providers and payers; Information Management, which we offer primarily to pharmaceutical manufacturers; and Pharmacy Benefit Services, which we offer to third party payers. Network Services and Systems provides electronic connectivity to the NDCHealth intelligent network and system solutions throughout the healthcare industry. Information Management provides management information, research and analytic services primarily to pharmaceutical manufacturers. Pharmacy Benefit Services provides prescription benefit management services. Other includes fiscal 2004 Restructuring and Other Charges. The information presented below excludes Discontinued Operations. There has been no significant change in the composition of the reportable segments from the presentation of fiscal 2004 segment information included in our Annual Report on Form 10-K for the fiscal year ended May 28, 2004 filed with the SEC.

	Three Months Ended
(In thousands)	August 27, 2004	August 29, 2003
Revenue:
Network Services and Systems	$57,535	$63,058
Information Management	34,943	35,941
Pharmacy Benefit Services	16,232	4,642

Total Revenue	$108,710	$103,641

Income (Loss) from Continuing Operations before Income Taxes:
Network Services and Systems	$1,742	$10,239
Information Management	(97)	3,732
Pharmacy Benefit Services	105	148
Other	—	(1,499)

Total Income from Continuing Operations before Income Taxes	$1,750	$12,620

Note 8—Commitments And Contingencies

Our Board of Directors has authorized the disposition of our European operations in Germany and the United Kingdom, which are now recorded as discontinued operations. We currently provide pharmaceutical information services solutions to our European customers, pharmaceutical companies, through our German business. In this regard, we deliver the prescription data we receive from our data suppliers in a variety of products to our customers to assist them in operating their businesses. We deliver this prescription data to our customers in an electronic format. The specific electronic format within which such prescription data is actually delivered to such pharmaceutical companies in Germany is the subject matter of current litigation both before the European Commission and the German courts with IMS Health.

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In proceedings before the German courts instituted by IMS Health on December 21, 2000, IMS Health has alleged copyright infringement against each of Pharma Intranet Information AG, or PI, the company from whom we purchased certain assets of our German business, and us, and we each have contested the validity of IMS Health’s alleged copyright. In these proceedings, IMS Health obtained an injunction from the Frankfurt Regional Court to prevent each of PI and us from distributing data in the contested format. On August 13, 2002, the Frankfurt Court of Appeals ruled in our favor by dismissing the preliminary injunction against our use of the industry standard data structure. This decision is final and is not subject to further appeal by IMS Health. On September 17, 2002 the Frankfurt Court of Appeals issued a judgment in the main proceedings against PI. While validating a copyright in the structure, the Court held that IMS Health has no standing to sue to enforce the copyright. The Court also determined that IMS Health does not own the copyright. The Court further denied IMS Health’s claims under the EU Database Directive for protection of the data structure involved. Finally, the Court found that PI breached the German Act Against Unfair Trade Practices (UGW) by reason of identically copying the data structure. We have not sold or used the data structure initially used by PI. We do not own PI and PI is no longer actively conducting business. The case against us remains pending before the Frankfurt Regional Court at this time. On April 29, 2004, and upon referral by the Frankfurt Regional Courts on questions involving interpretations of European Competition laws, the European Court of Justice in Luxembourg, found in favor of the Company, finding that if IMS Health holds a valid, enforceable copyright, then the Company should be entitled to a compulsory license from IMS Health to the extent it can demonstrate that it offers “a new product” in circumstances where IMS Health is “capable of eliminating all competition on the relevant market.” This clarification of law has been referred back to the Frankfurt Regional Court and is pending review.

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

On April 7, 2004, a putative class action captioned Garfield v. NDCHealth Corp. et al. was filed on behalf of all purchasers of NDCHealth Corporation common stock during the period October 1, 2003 through March 31, 2004 against NDCHealth and two of the Company’s officers, Walter Hoff and Randolph Hutto, in the United States District Court for the Northern District of Georgia. The Complaint alleges that the Company employed improper revenue recognition practices in violation of Generally Accepted Accounting Principles. The Complaint was filed shortly after NDCHealth’s April 1, 2004 announcement that it would delay the release of its fiscal third quarter financial results pending the completion of a special independent review of the timing of recognition of revenue related to sales of NDCHealth’s physician practice management systems through value added resellers. On August 9, 2004, the Complaint was amended to extend the putative class period to include the period from August 21, 2002 through April 19, 2004 and to add additional claims related to the timing of the Company’s write-down of its investment in MedUnite. On September 1, 2004, the Complaint was amended further to include Charles W. Miller, David H. Shenk, James W. FitzGibbons and Lee Adrean, each an officer of the Company, and Ernst & Young LLP, the Company’s independent registered public accounting firm, as additional defendants. As amended, the Complaint asserts violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The lawsuit seeks unspecified damages, attorney’s fees and costs, and prejudgment interest. The Company intends to vigorously defend itself.

NDCHealth Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

On April 22, 2004, another putative class action captioned Datwani v. NDCHealth Corp., et al. was filed on behalf of all purchasers of NDCHealth common stock during the period October 1, 2003 through March 31, 2004 against NDC, Hoff and Hutto in the United States District Court for the Eastern District of Pennsylvania. The allegations in this lawsuit are similar to those made in the Garfield action described above. The lawsuit was voluntarily dismissed by the plaintiffs on July 20, 2004.

On April 28, 2004, a lawsuit was filed against us in the General Court of Justice, Superior Court Division, in the State of North Carolina, County of Forsyth, by Carolina Coupon Clearing, Inc d/b/a Carolina Services Company, Inc. (“CSC”). CSC has sued us for alleged unfair trade practices under N.C. Gen. Stat. §75-1.1, alleged tortious interference and the supposed breach of certain alleged contracts. CSC seeks: i.) temporary, preliminary, and permanent injunctions against us; ii.) damages in excess of $20,000; iii.) treble damages pursuant to N.C. Gen. Stat. §75-16; iv.) reasonable attorneys’ fees; and v.) incidental and consequential damages. We have removed CSC’s lawsuit to federal district court and answered the lawsuit by denying CSC’s legal claims and denying CSC is owed any damages. We have also filed a counterclaim asserting that: 1) to the extent one of the agreements at issue is an enforceable contract between CSC and us, CSC has breached such contract; and 2) CSC has committed unfair trade practices under N.C. Gen. Stat. §75-1.1. We deny any liability to CSC and intend to vigorously defend against CSC’s claims, as well as vigorously prosecute our counterclaims. The parties are presently discussing settlement of this matter, however we are unable to predict the eventual outcome of the settlement.

The Internal Revenue Service (“IRS”) is currently auditing our fiscal year 2001 consolidated federal income tax return. The primary issue is a worthless stock loss deduction claimed as a result of the divestiture of the management services business (“PHSS”). This deduction created a net operating loss which was used to offset most of the tax liability for fiscal years 2002 and 2003. In fiscal year 2001, we provided a tax contingency reserve of approximately 50% of the $25.0 million tax benefit claimed for the worthless stock loss deduction. We believe that our current reserve of the ultimate settlement of this issue is properly stated as of August 27, 2004. However, if the worthless stock loss and certain other issues are settled in the IRS’ favor, we estimate that we would incur an incremental tax expense of $12.8 million and would have to pay approximately $8.0 million of additional cash taxes, excluding interest and penalties. This expense, if incurred, would be reflected in the results from Discontinued Operations as PHSS was treated as a Discontinued Operation beginning in Fiscal 2000. We are unable to predict the timing of the completion of this audit.

Additionally, we are party to a number of other claims and lawsuits incidental to our business. We believe that the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations.

Note 9—Comprehensive (Loss) Income

Comprehensive (loss) income includes unrealized gains and losses which are excluded from the Condensed Consolidated Statements of Operations. The components of comprehensive (loss) income are as follows:

	Three Months Ended
(In thousands)	August 27, 2004	August 29, 2003
Net (loss) income	$(6,998)	$7,354
Foreign currency translation adjustment	(420)	(3,893)
Pension liability adjustment, net of tax	—	(712)

Total comprehensive (loss) income	$(7,418)	$2,749

NDCHealth Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Note 10—Retirement Benefits

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

Net periodic pension cost for our pension plan during the first quarters of fiscal 2005 and 2004 included the following components:

	Three Months Ended
(In thousands)	August 27, 2004	August 29, 2003
Interest cost on projected benefit obligation	$483	$470
Expected return on plan assets	(424)	(359)
Recognized actuarial loss	145	184

Net periodic pension cost	$204	$295

The expense listed above relates to continuing operations. There were no pension costs related to discontinued operations.

We have not made any pension contributions during the fiscal year to date. We presently anticipate contributing $1.8 million to fund our pension plan during the remainder of our 2005 fiscal year.

Note 11—Consolidating Financial Data Of Subsidiary Guarantors

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

Statement of Operations for the Three months ended August 27, 2004 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenue	$52,955	$38,561	$17,194	$—	$108,710
Operating Expenses
Cost of Service	23,629	26,612	15,879	—	66,120
Other Operating Expenses	19,873	13,323	1,197	—	34,393

	43,502	39,935	17,076	—	100,513

Operating Income (Loss)	9,453	(1,374)	118	—	8,197
Other Income (Expense)	(6,323)	(5)	(119)	—	(6,447)

Income (Loss) from Continuing Operations	3,130	(1,379)	(1)	—	1,750
Provision (Benefit) for Income Taxes	1,221	(538)	—	—	683
Discontinued Operations	—	—	(8,065)	—	(8,065)

Net (Loss) Income	$1,909	$(841)	$(8,066)	$—	$(6,998)

NDCHealth Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Statement of Operations for the Three months ended August 29, 2003 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenue	$58,827	$39,483	$5,331	$—	$103,641
Operating Expenses
Cost of Service	22,063	24,971	4,392	—	51,426
Other Operating Expenses	20,165	11,079	889	—	32,133

	42,228	36,050	5,281	—	83,559

Operating Income	16,599	3,433	50	—	20,082
Other Income (Expense)	(7,298)	1,029	(152)	(1,041)	(7,462)

Income (Loss) from Continuing Operations	9,301	4,462	(102)	(1,041)	12,620
Provision (Benefit) for Income Taxes	3,471	1,696	(39)	(396)	4,732
Discontinued Operations	—	—	(534)	—	(534)

Net (Loss) Income	$5,830	$2,766	$(597)	$(645)	$7,354

Statement of Cash Flows for the Three Months Ended August 27, 2004 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$1,909	$(841)	$(8,066)	$—	$(6,998)
Adjustments to reconcile net income (loss) to cash provided by operating activities:	10,754	3,298	8,471	—	22,523
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:	(18,892)	(13,481)	818	8,708	(22,847)

Net cash (used in) provided by operating activities	(6,229)	(11,024)	1,223	8,708	(7,322)

Cash flows from investing activities:	(21,517)	10,569	(1,229)	—	(12,177)

Cash flows from financing activities:	7,490	(186)	8,673	(8,708)	7,269

Cash flows from discontinued operations:	—	—	(9,547)	—	(9,547)

Increase (decrease) in cash and cash equivalents	(20,256)	(641)	(880)	—	(21,777)
Cash and cash equivalents, beginning of period	24,438	727	2,452	—	27,617

Cash and cash equivalents, end of period	$4,182	$86	$1,572	$—	$5,840

NDCHealth Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Statement of Cash Flows for the Three Months Ended August 29, 2003 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$5,830	$2,766	$(597)	$(645)	$7,354
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:	12,644	3,432	1,152	(308)	16,920
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:	(1,910)	(4,200)	2,500	228	(3,382)

Net cash (used in) provided by operating activities	16,564	1,998	3,055	(725)	20,892

Cash flows from investing activities:	(15,847)	(2,788)	(684)	—	(19,319)

Cash flows from financing activities:	(1,219)	(178)	(724)	725	(1,396)

Cash flows from discontinued operations:	—	—	(1,350)	—	(1,350)

Increase (decrease) in cash and cash equivalents	(502)	(968)	297	—	(1,173)
Cash and cash equivalents, beginning of period	12,698	1,491	961	—	15,150

Cash and cash equivalents, end of period	$12,196	$523	$1,258	$—	$13,977

Balance Sheet as of August 27, 2004 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,181	$86	$1,573	$—	$5,840
Accounts receivable	41,636	20,412	6,022	—	68,070
Prepaid expenses and other current assets	41,086	12,467	361	(14,046)	39,868
Total assets from discontinued operations	—	—	67,345	(6,127)	61,218

Total current assets	86,903	32,965	75,301	(20,173)	174,996

Property, equipment and capital use software, net	110,713	30,314	2,584	—	143,611
Goodwill and intangible assets, net	389,642	36,812	8,085	—	434,539
Investments and other	264,335	831	—	(225,753)	39,413
Intercompany receivables	82,584	(20,335)	(7,008)	(55,241)	—

Total Assets	$934,177	$80,587	$78,962	$(301,167)	$792,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$43,995	$314	$141	$—	$44,450
Accounts payable, accrued liabilities and other	72,359	28,125	5,390	—	105,874
Total liabilities from discontinued operations	—	—	39,819	(24,573)	15,246

Total current liabilities	116,354	28,439	45,350	(24,573)	165,570

Long-term liabilities	296,115	1,948	240	—	298,303

Total liabilities	412,469	30,387	45,590	(24,573)	463,873

Minority interest in equity of subsidiaries	—	—	1,420	—	1,420

Stockholders’ equity	521,708	50,200	31,952	(276,594)	327,266

Total Liabilities and Stockholders’ Equity	$934,177	$80,587	$78,962	$(301,167)	$792,559

NDCHealth Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Balance Sheet as of May 28, 2004 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$24,438	$727	$2,452	$—	$27,617
Accounts receivable	42,451	20,933	5,682	—	69,066
Prepaid expenses and other current assets	65,748	13,695	413	(13,685)	66,171
Total assets from discontinued operations	—	—	76,528	(6,069)	70,459

Total current assets	132,637	35,355	85,075	(19,754)	233,313

Property, equipment and capital use software, net	108,357	30,255	2,478	—	141,090
Goodwill and intangible assets, net	391,593	37,126	7,784	—	436,503
Investments and other	258,606	—	28	(222,988)	35,646
Intercompany receivables	78,576	(22,633)	(6,396)	(49,547)	—

Total Assets	$969,769	$80,103	$88,969	$(292,289)	$846,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$33,011	$500	$145	$—	$33,656
Accounts payable, accrued liabilities and other	88,472	33,272	6,517	(247)	128,014
Total liabilities from discontinued operations	—	—	40,581	(15,820)	24,761

Total current liabilities	121,483	33,772	47,243	(16,067)	186,431

Long-term liabilities	321,349	1,603	272	(34)	323,190

Total liabilities	442,832	35,375	47,515	(16,101)	509,621

Minority interest in equity of subsidiaries	—	—	1,312	1	1,313
Stockholders’ equity	526,937	44,728	40,142	(276,189)	335,618

Total Liabilities and Stockholders’ Equity	$969,769	$80,103	$88,969	$(292,289)	$846,552

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report. NDCHealth disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although NDCHealth believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ from estimates or projections contained in the forward-looking statements are described under “Safe Harbor Statement” in this Item 2.

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Report. For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our latest Annual Report on Form 10-K for the year ended May 28, 2004 and our other filings with the SEC.

Overview

We operate our business as three fundamental segments: Network Services and Systems, Information Management, and Pharmacy Benefit Services. Network Services and Systems provides electronic connectivity to our NDCHealth Intelligent Network and system solutions throughout the healthcare industry. Information Management provides management information, research and analytic services primarily to pharmaceutical manufacturers. Pharmacy Benefit Services, a consolidated subsidiary of which we maintain a 49% controlling ownership interest, provides pharmacy plan management services to health care third party payers. More information concerning segments can be found in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

Revenue

	Three Months Ended,		Change
(In thousands)	August 27, 2004	August 29, 2003
			Dollars	Percent
Revenue:
Network Services and Systems	$57,535	$63,058	$(5,523)	(8.8)%
Information Management	34,943	35,941	(998)	(2.8)%
Pharmacy Benefit Services	16,232	4,642	11,590	249.7%

Total	$108,710	$103,641	$5,069	4.9%

First quarter revenue growth was driven by significant growth in Pharmacy Benefit Services, partially offset by declines in both the Network Services and Systems and Information Management segments. The decline in Network Services and Systems segment revenue was primarily caused by lower physician software sales and the transition to next-generation pharmacy systems, which offset growth in pharmacy network services. The

Information Management segment generated lower revenue from non-recurring ad hoc research and analytic services and was impacted by price compression from certain pharmaceutical manufacturer customers renewed over the last year.

Network Services and Systems

Network Services and Systems Revenue decreased $5.5 million, or 8.8%, to $57.5 million in the first quarter of fiscal 2005 from $63.1 million in the first quarter of fiscal 2004. The decrease in Revenue is detailed below by our major customer groups.

Revenue by Customer Group

	Three Months Ended,		Change
(In thousands)	August 27, 2004	August 29, 2003
			Dollars	Percent
Pharmacy	$33,949	$34,807	$(858)	(2.5)%
Hospital	14,129	14,402	(273)	(1.9)%
Physician	5,983	9,937	(3,954)	(39.8)%
Other	3,474	3,912	(438)	(11.2)%

Total	$57,535	$63,058	$(5,523)	(8.8)%

Revenue from Pharmacy customers declined $0.9 million, or 2.5%, to $33.9 million in the first quarter of fiscal 2005 from $34.8 million in the first quarter of fiscal 2004. This decline was due to lower retail pharmacy information sales as well as lower pharmacy systems revenue as new PharmacyRx™ (formerly T-Rex One) system sales and the transition to recurring, transaction-based revenue do not yet offset a decrease in legacy systems sales. This decrease in system revenue was offset by the overall revenue growth of approximately 9% in our pharmacy transaction business, which was attributed to an increase of 18% in network transactions. Revenue growth lagged the growth in transactions due to the transaction growth being derived primarily from the largest pharmacy chains, where we have a tiered pricing structure based on the volume generated from these customers. Transaction-based revenue is expected to continue to grow more slowly than transactions due to market share gains by large national chains and competitive price pressure for transaction-based services.

Revenue from Hospital customers declined $0.3 million, or 1.9%, to $14.1 million in the first quarter of fiscal 2005 from $14.4 million in the first quarter of fiscal 2004 as accelerating revenue growth from NDC ePREMIS™ continued to be slightly offset by a decline in legacy systems revenue.

Revenue from the Physician customer group decreased $4.0 million, or 39.8%, to $6.0 million in the first quarter of fiscal 2005 from $9.9 million in the first quarter of fiscal 2004 due to our change in selling software to value added resellers (“VARs”) on a cash basis instead of granting credit terms, which led to significantly fewer system sales in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. We expect physician system sales to begin to recover in the second quarter of fiscal 2005 following the release of product upgrades as VARs purchase software with new HIPAA security functionality.

Other revenue, which includes data processing services provided to our former affiliate Global Payments, Inc. and a third-party paper claims and statement printing service, decreased $0.4 million, or 11.2%, to $3.5 million in the first quarter of fiscal 2005 from $3.9 million in the first quarter of fiscal 2004. As previously disclosed, Global Payments is expected to discontinue the service agreement on or after September 30, 2005, eliminating a portion of this revenue stream within approximately the next twelve months.

Information Management

Information Management Revenue decreased $1.0 million, or 2.8%, to $34.9 million in the first quarter of fiscal 2005 from $35.9 million in the first quarter of fiscal 2004. This was a result of lower revenue from ad hoc research and analysis as well as price compression from certain of our pharmaceutical manufacturer customers offset by growth in new product revenue from our Insight and Impact product suites and Intelligent Health Repository, which together increased more than 100% from the year earlier first quarter to $3.3 million.

Pharmacy Benefit Services

Pharmacy Benefit Services Revenue increased $11.6 million, or 249.7%, to $16.2 million in the first quarter of fiscal 2005 from $4.6 million in the first quarter of fiscal 2004. The increase was due to the rapid expansion of the administrative services component, and comprised 14.9% of total Company revenue in the quarter. Because a majority of the revenue in the Pharmacy Benefit Services segment includes the underlying cost of the prescription drug benefit being administered, margins are low and reported revenue growth in the segment did not contribute notably to profits.

Cost of Service

Cost of Service (“COS”) includes certain compensation, computer operations, data costs, consulting services, telecommunications, customer support, and application maintenance expenses. COS increased $14.7 million, or 28.6%, to $66.1 million in the first quarter of fiscal 2005 from $51.4 million in the first quarter of fiscal 2004. The increase was due primarily to variable costs directly related to increased Revenue in our Pharmacy Benefit Services segment.

	Three Months Ended,		Change
(In thousands)	August 27, 2004	August 29, 2003
			Dollars	Percent
Revenue by Segment
Network Services and Systems	$57,535	$63,058	$(5,523)	(8.8)%
Information Management	34,943	35,941	(998)	(2.8)%
Pharmacy Benefit Services	16,232	4,642	11,590	249.7%

Total Revenue	$108,710	$103,641	$5,069	4.9%

Cost of Service by Segment
Network Services and Systems	$30,678	$28,011	$2,667	9.5%
Information Management	20,379	19,730	649	3.3%
Pharmacy Benefit Services	15,063	3,685	11,378	308.8%

Total Cost of Service	$66,120	$51,426	$14,694	28.6%

Cost of Service as Percent of Revenue
Network Services and Systems	53.3%	44.4%
Information Management	58.3%	54.9%
Pharmacy Benefit Services	92.8%	79.4%
Total	60.8%	49.6%

COS in the Network Services and Systems segment increased by $2.7 million or 9.5% to $30.7 million in the first quarter of fiscal 2005 from $28.0 million in the first quarter of fiscal 2004. This increase is due to increased product development expense related to higher staffing and a larger percentage of our software development costs being expensed because we are beginning to develop subsequent releases to the initial release of our EnterpriseRx system but have not yet established technological feasibility for the subsequent releases.

COS in the Information Management segment increased $0.6 million or 3.3% to $20.4 million in the first quarter of fiscal 2005 from $19.7 million in the first quarter of fiscal 2004 due to increased data costs discussed below, partially offset by lower staffing levels.

COS in the Pharmacy Benefit Services segment increased $11.4 million or 308.8% to $15.1 million in the first quarter of fiscal 2005 from $3.7 million in the first quarter of fiscal 2004 due to substantial Revenue growth. COS as a percent of Revenue increased to 92.8% in the first quarter of fiscal 2005 from 79.4% in the first quarter of fiscal 2004 as the mix of services sold shifted to pharmacy benefit administrative services, for which Revenue and COS both include the underlying cost of the prescription drug benefit being administered, thereby providing very low contribution margins. The segment’s traditional pharmacy claim adjudication services offer higher percent margins, but represent a declining portion of this segment’s Revenue.

Data Costs

Data costs are primarily recorded within the Information Management segment in COS, but some data costs are also recorded in Network Services and Systems segment COS. We buy data from various sources to supplement our own data collection efforts. Data costs increased $1.4 million, or 11.2%, to $14.4 million in the first quarter of fiscal 2005 from $12.9 million in the first quarter of fiscal 2004. The increases were due to an increase in volume of data purchased and an increase in the costs of such data. As a percent of Revenue, data costs increased from the first quarter of fiscal 2004 to the first quarter of fiscal 2005. We are continuing to pursue programs to contain data costs.

	Three Months Ended		Change
(In thousands)	August 27, 2004	August 29, 2003
			Dollars	Percent
Revenue	$108,710	$103,641	$5,069	4.9%
Data costs	$14,382	$12,934	$1,448	11.2%
Data costs as a Percent of Revenue	13.2%	12.5%

Software Costs

Software costs are related to the development of new products and maintenance and enhancement of existing products. We capitalize certain costs of developing software held for sale to our customers as well as software used internally to provide services to our customers. We expense costs associated with maintenance of existing products and costs associated with developing products prior to the products reaching technological feasibility.

The primary engine of growth for NDCHealth is the creation of new and enhanced products. As such, software costs are an investment in the growth of the Company. As new products are developed, sold and installed, we expect to grow revenue, operating income, and increase cash flow. Our current focus is on developing products such as NDC Enterprise Rx™ (formerly known as T-Rex One™ Enterprise), T-Rex Mail, and our Intelligent Health Repository and ArcLight-related information products.

Total costs associated with software development increased by $0.1 million or 1.3% to $10.7 million in the first quarter of fiscal 2005 from $10.6 million in the first quarter of fiscal 2004. Of the total, costs associated with software development for our new pharmacy system were $4.9 million in the first quarter of fiscal 2005 versus $4.5 million in the first quarter of fiscal 2004. In the first quarter of fiscal 2005, approximately $3.1 million of these development costs were capitalized, resulting in net development expense associated with our new pharmacy system of approximately $1.8 million. In the first quarter of fiscal 2004, approximately $3.4 million of these development costs were capitalized resulting in net development expense associated with our new pharmacy system of approximately $1.1 million.

As discussed above, development costs capitalized as a percent of total development costs decreased to 57.0% in the first quarter of fiscal 2005 from 72.7% in the first quarter of fiscal 2004 as a result of the initial release of our EnterpriseRx system being substantially completed and the initiation of design work for subsequent releases.

	Three Months Ended		Change
(In thousands)	August 27, 2004	August 29, 2003
			Dollars	Percent
Total costs associated with software development	$10,733	$10,594	$139	1.3%
Less: capitalization of internally developed software	(6,120)	(7,699)	1,579	20.5%

Net software development expense	4,613	2,895	1,718	59.3%
Software maintenance expense	2,299	1,749	550	31.4%

Total net software expense	$6,912	$4,644	$2,268	48.8%

Revenue	$108,710	$103,641	$5,069	4.9%

Capitalization as a % of Revenue	5.6%	7.4%

Total net software expense as a % of Revenue	6.4%	4.5%

Capitalization of developed software as a % of total costs associated with software development	57.0%	72.7%

Sales, General and Administrative Expense

Sales, General and Administrative (“SG&A”) expense consists primarily of salaries, wages and expenses relating to sales, marketing, administrative and management employees, employee training costs, and occupancy of leased space. Corporate expenses not attributable to a specific segment are allocated to the Network Services and Systems and Information Management segments on a weighted relative basis based on Revenue. We do not allocate corporate costs to our minority owned Pharmacy Benefit Services segment.

SG&A expense increased $1.7 million, or 7.7%, to $23.8 million in the first quarter of fiscal 2005 from $22.1 million in the first quarter of fiscal 2004. As a percent of Revenue, SG&A expense was 21.9% in the first quarter of fiscal 2005 and 21.3% in the first quarter of fiscal 2004. The increase in SG&A expense in both absolute dollars and as a percent of Revenue was caused by increased corporate staff and professional fees in response to increased complexity and regulatory requirements of our business including expenses related to Sarbanes-Oxley compliance, higher audit and insurance expenses, and increased legal fees as a result of shareholder litigation.

We expect that SG&A expense as a percentage of Revenue will be flat or increase in fiscal 2005 due to continued investment in our sales and marketing programs to support the roll out of new products, increased professional fees associated with litigation resulting from shareholder lawsuits and increased corporate governance expenses related to Sarbanes-Oxley compliance.

Depreciation and Amortization

	Three Months Ended		Change
(In thousands)	August 27, 2004	August 29, 2003
			Dollars	Percent
Depreciation and Amortization:
Network Services and Systems	$7,169	$5,717	$1,452	25.4%
Information Management	3,340	2,753	587	21.3%
Pharmacy Benefit Services	112	109	3	2.8%

Total Depreciation and Amortization	$10,621	$8,579	$2,042	23.8%

Depreciation and Amortization expense increased in the first quarter of fiscal 2005 from the first quarter of fiscal 2004 as a result of new products being placed into service and the amortization of intangible acquired assets.

When material intangible assets, such as goodwill and customer bases, are acquired in conjunction with the purchase of a company, NDCHealth undertakes a study by an independent third party to determine the allocation of the purchase price to the assets acquired. Intangible assets are amortized over their estimated useful life ranging from 3 to 10 years. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill. We do, however, assess the recoverability of goodwill on at least an annual basis during our second quarter, or more frequently if circumstances suggest potential impairment. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. Operating performance is an important indicator for the Company, and our performance during the first quarter of fiscal 2005, including several areas of declining revenue, will be a significant factor in our evaluation of goodwill during the second quarter of fiscal 2005. If the performance realized during the first quarter of 2005 is sustained, or is expected to be sustained, for an extended period, the Company could conclude that some or all of its goodwill is impaired and should be written off.

Restructuring and Other Charges

Three Months Ended
(In thousands)	August 29, 2003
Expense Type:
Severance	$1,384
Exit-related costs	115

Total	$1,499

We took several actions in fiscal 2004 to reduce our workforce and eliminate redundant operations and activities. Consequently, in the first quarter of fiscal 2004 we recorded a charge of $1.4 million for severance related costs and $0.1 million related to lease terminations. Approximately $0.1 million of this severance cost was a non-cash charge related to modified stock options. These costs were not allocated to any reportable segment in the first quarter of fiscal 2004.

We did not incur any Restructuring and Other Charges in the first quarter of fiscal 2005.

Operating Income

	Three Months Ended		Change
(In thousands)	August 27, 2004	August 29, 2003
			Dollars	Percent
Operating Income:
Network Services and Systems	$5,683	$15,001	$(9,318)	(62.1)%
Information Management	2,296	6,280	(3,984)	(63.4)%
Pharmacy Benefit Services	218	300	(82)	(27.3)%
Other	—	(1,499)	1,499	100.0%

Total Operating Income	$8,197	$20,082	$(11,885)	(59.2)%

Operating Income in the Network Services and Systems segment decreased $9.3 million or 62.1% to $5.7 million in the first quarter of fiscal 2005 from $15.0 million in the first quarter of fiscal 2004. This decrease was due to decreased Revenue, increased Depreciation and Amortization, and increases in COS discussed earlier.

Operating Income in the Information Management segment decreased $4.0 million or 63.4% to $2.3 million in the first quarter of fiscal 2005 from $6.3 million in the first quarter of fiscal 2004. This decrease was due to decreased Revenue, increased Depreciation and Amortization, increased data costs, and increased SG&A discussed earlier.

Operating Income in the Pharmacy Benefit Services segment decreased $0.1 million or 27.3% to $0.2 million in the first quarter of fiscal 2004 from $0.3 million in the first quarter of fiscal 2004. This decrease was due to increased COS expense discussed earlier.

Operating Income in Other in the first quarter of fiscal 2004 was related to Restructuring and Other Charges mentioned above that are not attributable to a specific segment.

Other Income (Expense)

	Three Months Ended		Change
(In thousands)	August 27, 2004	August 29, 2003
			Dollars	Percent
Other Income (Expense)
Interest and Other Income	$65	$102	$(37)	(36.3)%
Interest and Other Expense	(6,404)	(7,413)	1,009	13.6%
Minority Interest in Earnings	(108)	(151)	43	28.5%

Total	$(6,447)	$(7,462)	$1,015	13.6%

Interest and Other Income results primarily from interest earned in overnight money market funds.

Interest and Other Expense consists of interest expense, amortization of debt issuance costs and other miscellaneous non-operating expense. Interest and Other Expense decreased $1.0 million, or 13.6%, to $6.4 million in the first quarter of fiscal 2005 from $7.4 million in the first quarter of fiscal 2004. This change was due to lower interest expense as a result of lower interest rates as negotiated in December 2003 and a reduction in the balance owed under our term loan and revolving credit agreement.

Minority Interest in Earnings results from our 49% controlling interest in our consolidated subsidiary engaged in providing Pharmacy Benefit Services and is driven by their profitability. When this subsidiary is profitable, we are required to share the profits and record a charge. When this subsidiary is not profitable, we share in the loss and record a benefit.

Provision for Income Taxes

Our estimated continuing effective tax rate in the first quarter of fiscal years 2005 and 2004 was 39.0% and 37.5%, respectively. The tax rate for the first quarter of fiscal 2005 was higher than the first quarter of fiscal 2004 due to our permanent book to tax differences being a larger percentage of our total tax expense because of lower income.

The Internal Revenue Service (“IRS”) is currently auditing our fiscal year 2001 consolidated federal income tax return. The primary issue is a worthless stock loss deduction claimed as a result of the divestiture of the management services business (“PHSS”). This deduction created a net operating loss which was used to offset most of the tax liability for fiscal years 2002 and 2003. In fiscal year 2001, we provided a tax contingency reserve of approximately 50% of the $25.0 million tax benefit claimed for the worthless stock loss deduction. We believe that our current reserve of the ultimate settlement of this issue is properly stated as of August 27, 2004. However, if the worthless stock loss and certain other issues are settled in the IRS’ favor, we estimate that we would incur an incremental tax expense of $12.8 million and would have to pay approximately $8.0 million of additional cash taxes, excluding interest and penalties. This expense, if incurred, would be reflected in the results from Discontinued Operations as PHSS was treated as a Discontinued Operation beginning in Fiscal 2000. We are unable to predict the timing of the completion of this audit.

Discontinued Operations

During the fourth fiscal quarter 2004 we performed a review of our European businesses to determine alternatives to mitigate losses associated with those operations. As a result of this review, our board of directors authorized the disposition of our European businesses. Accordingly, our financial statements have been prepared with the net assets and liabilities, results of operations, and cash flows of these operations displayed separately as Discontinued Operations with all historical financial statements restated to conform to this presentation.

The Company is negotiating with interested buyers, and anticipates consummating a transaction by the end of December 2004. The operating loss from the European businesses was $0.5 million, or $0.01 per share, in the first quarter of fiscal 2005. Based on negotiations late in the first quarter of fiscal 2005, management believes the Company will most likely receive lower than previously expected total transaction proceeds. As a result, the carrying value of this asset was reduced, which increased the Loss from Discontinued Operations by $7.6 million, or $0.21 per share. As a result, total Loss from Discontinued Operations for the first quarter of fiscal 2005 was $8.1 million, or $0.22 per diluted share.

The operating results of our Discontinued Operations are summarized as follows:

	Three Months Ended
(In thousands, except per share data)	August 27, 2004	August 29, 2003
Revenue	$5,286	$5,250
Operating Loss	$(557)	$(342)

Loss from Operations, net of Tax	$(457)	$(534)
Asset Valuation Adjustment	$(7,608)	$—

Loss from Discontinued Operations	$(8,065)	$(534)

Diluted Loss per Share:
From Operations	$(0.01)	$(0.02)

From Asset Valuation Adjustment	$(0.21)	$—

Total	$(0.22)	$(0.02)

The Net Loss from Discontinued Operations for the first quarter of fiscal years 2005 and 2004 is net of a tax benefit of $0.1 million in both periods.

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

Cash needed or cash that we generate after satisfying all of our continuing operating requirements is shown on our statement of cash flows as net cash used in or provided by operating activities, respectively. This measure takes into account items such as non-cash expenses included in our operating income, cash used to extend credit to our customers, and cash provided by our vendors extending credit to us.

Net cash used in operating activities was $7.3 million in the first three months of fiscal 2005, a $28.5 million decrease from the $20.9 million of cash provided by operating activities in the first three months of fiscal 2004. Income from continuing operations adjusted for non-cash items was $15.5 million in the first three months of fiscal 2005 compared to $24.3 million in the first three months of fiscal 2004.

Net cash (used in) provided by operating activities was negatively impacted by the income from continuing operations adjusted for non-cash items and an increase in the use of working capital. We used $22.8 million of working capital in the first three months of fiscal 2005 compared to a use of $3.4 million in the first three months of fiscal 2004. Significant differences between the first three months of fiscal 2005 and the first three months of fiscal 2004 are accounts receivable, accounts payable and accrued liabilities, and deferred revenue. Collectively, these changes in working capital used $21.9 million of cash in the first three months of fiscal 2005 and used $3.0 million of cash in the first three months of fiscal 2004. Changes in working capital are the result of the timing of payments to our vendors and the timing difference between billing customers for services as required by their contracts and our recognition of related revenue. Accounts receivable used $0.9 million of cash in the first three months of fiscal 2005 and used $4.0 million of cash in the first three months of fiscal 2004. Accounts payable and accrued liabilities used $16.0 million of cash in the first three months of fiscal 2005 compared to providing $3.0 million in the first three months of fiscal 2004. Deferred revenue used $5.0 million in the first three months of fiscal 2005 compared to a use of $1.9 million in the first three months of fiscal 2004.

The nature of an information services business is such that it requires a substantial continuing investment in data, technology equipment and product development in order to expand the business. Creation of new and enhanced products is the engine of growth for NDCHealth and we continue to invest in our future growth through focus on product development. Historically we have also expanded our business through acquisitions and strategic investments in other businesses. The cash we use to expand our business is shown as net cash used in investing activities. Capital expenditures, which reflect our investment in equipment and product development such as capitalized software costs discussed above, were $10.3 million in the first three months of fiscal 2005, including $6.1 million in capitalized software costs and $0.8 million in capitalized interest; and $13.8 million in the first three months of fiscal 2004, including $7.7 million in capitalized software costs and $0.7 million in capitalized interest. As we continue the launch of new products in fiscal 2005, we expect a similar level of capital expenditures as in 2004.

We used $1.8 million of cash in the first three months of fiscal 2005 for payment of the annual contribution of a Supplemental Executive Retirement Plan (“SERP”) for certain executives, all of whom are either retired or no longer with the Company, and for payment of other miscellaneous investments. During the first three months of fiscal 2004 we used $5.5 million of cash for other investing activities, primarily the payment of transaction costs related to the completion of our acquisition of TechRx at the end of fiscal 2003 as well as payment of the annual SERP premium discussed above.

We currently have in place a $225 million senior credit facility, consisting of a $100 million five-year revolving credit facility and a $125 million six-year term loan, and have $200 million in 10 1/2% senior subordinated notes due 2012 outstanding. As of August 27, 2004, the fair market value of the notes was approximately $215.3 million.

Mandatory prepayments are required after 90 days following the end of each fiscal year beginning with fiscal year 2004. NDCHealth is obligated to prepay an aggregate principal amount of the loans, and cash collateralize any Letter of Credit obligations in an amount equal to: (i) 75% of excess cash flow for such fiscal year if the consolidated total leverage ratio is greater than 2.00:1.00 at the end of such fiscal year, and (ii) 50% of such excess cash flow for such fiscal year if the consolidated total leverage ratio is less than or equal to 2.00:1.00 at the end of the fiscal year. Each such prepayment shall be applied first to the term facility pro rata to the scheduled amortization payments until all are paid in full and second to the revolving credit facility. Under the mandatory prepayment agreement, a $28.0 million prepayment of the term loan was made on August 26, 2004. As of August 27, 2004, $72.5 million was outstanding on the term loan and there was $38.5 million outstanding under the revolving credit facility.

The $100 million revolving credit facility is available for working capital and general corporate purposes and has a variable interest rate based on market rates. On August 20, 2004, the credit facility was amended to relax certain covenants to provide us additional flexibility for fiscal year 2005. The credit facility contains certain financial and non-financial covenants customary for financings of this nature. As of August 27, 2004, we were in compliance with all restrictive covenants. However, based on our expectations for financial performance during our second quarter of fiscal 2005 and dependent on performance of certain components of cash flow, we may need to complete the sale of a portion of our European operations to meet certain of our current covenant requirements in the second quarter. We believe such a sale can be completed within this time period, although there can be no assurance of this. In addition, if our net income over the next year remains at the level experienced in the first quarter and does not recover as anticipated, we would likely fail to meet the leverage and fixed charge coverage ratio covenants no later than the end of the current fiscal year in the absence of additional asset sales or other steps outside the ordinary course of business.

We believe that our current level of cash on hand, future cash flows from operations, and our credit facility are sufficient to meet our operating needs in fiscal 2005.

We believe that free cash flow, defined as net cash provided by operating activities less capital expenditures and dividends paid, is a meaningful measure of our ability to generate cash for reducing our level of senior debt. Free cash flow is not a Generally Accepted Accounting Principle (“GAAP”) measurement and may not be comparable to free cash flow reported by other companies. Free cash flow decreased to ($19.1) million in the first quarter of fiscal 2005 compared to $5.7 million in the first quarter of fiscal 2004 due to decreased Net cash provided by operating activities and partially offset by reduced Capital expenditures in the first quarter of fiscal 2005.

	Three Months Ended
(In thousands)	August 27, 2004	August 29, 2003
Net cash (used in) provided by operating activities	$(7,322)	$20,892
Capital expenditures	(10,339)	(13,803)
Dividends paid	(1,439)	(1,408)

Free cash flow	$(19,100)	$5,681

Stock activities provide us an additional source of liquidity. Stock activities are primarily related to the exercises of employee stock options and issues under the employee stock purchase plan. In the first three months of fiscal 2005, (repurchases) issuances of shares of our common stock used ($0.1) million versus provided $0.7 million in the first three months of fiscal 2004. Although the issuance of additional shares provides us with liquidity, it results in a dilution of each individual stockholder’s equity. Another use of cash is the payment of dividends, which totaled $1.4 million in the first three months of each of fiscal 2005 and fiscal 2004.

Discontinued Operations used $9.5 million of cash in the first three months of fiscal 2005 and used $1.4 million in the first three months of fiscal 2004. Cash used in the first three months of fiscal 2005 was related to payments for renegotiated data contracts in Germany and ongoing operations.

Recently Issued Accounting Pronouncements

In January 2004, the FASB issued Financial Staff Position (“FSP”) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” As permitted by FSP No. 106-1, we elected to defer recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) until authoritative guidance on accounting for the new federal subsidy is issued. In May 2004, the FASB issued FSP No. 106-2 which provides accounting guidance for this new subsidy. The Company sponsors a number of postretirement benefit plans and we have determined that there is no impact to us as a result of FSP No. 106-2.

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

These forward-looking statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important risks and assumptions relating to the forward-looking statements include, without limitation: (1) our ability to expand in new and existing markets; (2) demand for our products and services; (3) the cost of product development; (4) the timely completion, market demand and acceptance of our new products; (5) competitive forces; (6) gains in market share; (7) industry conditions affecting our customers; (8) expected pricing levels; (9) expected growth of revenue and net income; (10) the timing and cost of planned capital expenditures; (11) the availability of capital to invest in business growth and expansion; (12) the timing of recognition of certain revenue; (13) access to data from suppliers; (14) the potential for information or network services interruptions; (15) adequate protection of proprietary technology; (16) unanticipated changes in accounting rules and/or interpretations; (17) complex state and federal regulations and their impact on the demand for information products or availability of certain data; (18) expected outcomes and cost of any regulatory action or pending litigation; (19) expected synergies relating to acquisitions, joint ventures and strategic alliances; (20) the timing of, and expected proceeds from, the disposition of certain assets; (21) our ability to maintain compliance with certain restrictive debt covenants or obtain a waiver and/or amendments to our credit agreements; and (22) our substantial indebtedness, which could adversely affect our financial condition, results of operations and liquidity. Many of these risk factors and assumptions are beyond our ability to control or predict, and are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in later filings with the Securities and Exchange Commission.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk from that disclosed in our Annual Report on Form 10-K for the year ended May 28, 2004.

ITEM 4—CONTROLS AND PROCEDURES

Under the supervision and with the participation of our chief executive officer and chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date in providing a reasonable level of assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods in Securities and Exchange Commission rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 27, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are not required at this time to provide the information specified in Item 308(a) and (b) of the SEC’s Regulation S-K regarding an annual report by management on our internal control over financial reporting or an attestation report by our independent accountants with regard thereto.

Part II

ITEM 1—LEGAL PROCEEDINGS

Our Board of Directors has authorized the disposition of our European operations in Germany and the United Kingdom, which are now recorded as discontinued operations. We currently provide pharmaceutical information services solutions to our European customers, pharmaceutical companies, through our German business. In this regard, we deliver the prescription data we receive from our data suppliers in a variety of products to our customers to assist them in operating their businesses. We deliver this prescription data to our customers in an electronic format. The specific electronic format within which such prescription data is actually delivered to such pharmaceutical companies in Germany is the subject matter of current litigation both before the European Commission and the German courts with IMS Health.

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

In proceedings before the German courts instituted by IMS Health on December 21, 2000, IMS Health has alleged copyright infringement against each of Pharma Intranet Information AG, or PI, the company from whom we purchased certain assets of our German business, and us, and we each have contested the validity of IMS Health’s alleged copyright. In these proceedings, IMS Health obtained an injunction from the Frankfurt Regional Court to prevent each of PI and us from distributing data in the contested format. On August 13, 2002, the Frankfurt Court of Appeals ruled in our favor by dismissing the preliminary injunction against our use of the industry standard data structure. This decision is final and is not subject to further appeal by IMS Health. On September 17, 2002 the Frankfurt Court of Appeals issued a judgment in the main proceedings against PI. While validating a copyright in the structure, the Court held that IMS Health has no standing to sue to enforce the copyright. The Court also determined that IMS Health does not own the copyright. The Court further denied IMS Health’s claims under the EU Database Directive for protection of the data structure involved. Finally, the Court found that PI breached the German Act Against Unfair Trade Practices (UGW) by reason of identically copying the data structure. We have not sold or used the data structure initially used by PI. We do not own PI and PI is no longer actively conducting business. The case against us remains pending before the Frankfurt Regional Court at this time. On April 29, 2004, and upon referral by the Frankfurt Regional Courts on questions involving interpretations of European Competition laws, the European Court of Justice in Luxembourg, found in favor of the Company, finding that if IMS Health holds a valid, enforceable copyright, then the Company should be entitled to a compulsory license from IMS Health to the extent it can demonstrate that it offers “a new product” in circumstances where IMS Health is “capable of eliminating all competition on the relevant market.” This clarification of law has been referred back to the Frankfurt Regional Court and is pending review.

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

On April 7, 2004, a putative class action captioned Garfield v. NDCHealth Corp. et al. was filed on behalf of all purchasers of NDCHealth Corporation (“NDC” or the “Company”) common stock during the period October 1, 2003 through March 31, 2004 against NDC and two of the Company’s officers, Walter Hoff and Randolph Hutto, in the United States District Court for the Northern District of Georgia. The Complaint alleges that the Company employed improper revenue recognition practices in violation of Generally Accepted Accounting Principles. The Complaint was filed shortly after NDC’s April 1, 2004 announcement that it would delay the release of its fiscal third quarter financial results pending the completion of a special independent review of the timing of recognition of revenue related to sales of NDC’s physician practice management systems through value added resellers. On August 9, 2004, the Complaint was amended to extend the putative class period to include the period from August 21, 2002 through April 19, 2004 and to add additional claims related to the timing of the Company’s write-down of its investment in MedUnite. On September 1, 2004, the Complaint was amended further to include Charles W. Miller, David H. Shenk, James W. FitzGibbons and Lee Adrean, each an officer of the Company, and Ernst & Young LLP, the Company’s independent registered public accounting firm, as additional defendants. As amended, the Complaint asserts violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The lawsuit seeks unspecified damages, attorney’s fees and costs, and prejudgment interest. The Company intends to vigorously defend itself.

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

On April 28, 2004, a lawsuit was filed against us in the General Court of Justice, Superior Court Division, in the State of North Carolina, County of Forsyth, by Carolina Coupon Clearing, Inc d/b/a Carolina Services Company, Inc. (“CSC”). CSC has sued us for alleged unfair trade practices under N.C. Gen. Stat. §75-1.1, alleged tortious interference and the supposed breach of certain alleged contracts. CSC seeks temporary, preliminary and permanent injunctions against us, damages in excess of $20,000, treble damages pursuant to N.C. Gen. Stat. §75-16, reasonable attorneys’ fees, and incidental and consequential damages. We have removed CSC’s lawsuit to federal district court and answered the lawsuit by denying CSC’s legal claims and denying CSC is owed any damages. We have also filed a counterclaim asserting that: 1) to the extent one of the agreements at issue is an enforceable contract between CSC and us, CSC has breached such contract; and 2) CSC has committed unfair trade practices under N.C. Gen. Stat. §75-1.1. We deny any liability to CSC and intend to vigorously defend against CSC’s claims, as well as vigorously prosecute our counterclaims. The parties are presently discussing settlement of this matter, however we are unable to predict the eventual outcome of the settlement.

Additionally, we are party to a number of other claims and lawsuits incidental to our business. We believe that the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon our senior securities during the quarter ended August 27, 2004.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5—OTHER INFORMATION

None

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a	)	Exhibits:

10		Letter Amendment No. 5 to Credit Agreement dated as of August 20, 2004 by and among the Registrant, Merrill Lynch Capital, and the Lenders and agents from time to time party thereto (filed as exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated August 24, 2004, file No. 12392, and incorporated herein by reference.)

31	(i)	Exchange Act Rule 13a-14(a)/15d-14(a) Certification of Walter M. Hoff

31	(ii)	Exchange Act Rule 13a-14(a)/15d-14(a) Certification of Lee Adrean

32		18 U.S.C. Section 1350 Certification

(b	)	Reports on Form 8-K were filed or furnished during the quarter ending August 27, 2004. The items reported, any financial statements filed, and the dates of any such reports are listed below.

(i	)	NDCHealth Corporation’s Current Report on Form 8-K furnished on August 9, 2004, announcing the Company’s financial results for its fiscal year ended May 28, 2004 under Item 12 and furnishing a press release and financial information as exhibits under Item 7.

(ii	)	NDCHealth Corporation’s Current Report on Form 8-K filed on August 24, 2004, reporting under Item 1.01 the amendment of the Company’s Credit Agreement and reporting the Company’s press release dated August 24, 2004 and Letter Amendment No. 5 to Credit Agreement dated as of August 20, 2004 as exhibits under Item 9.01.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NDCHEALTH CORPORATION
(Registrant)

By:	/s/ JAMES W. FITZGIBBONS
James W. FitzGibbons Chief Accounting Officer (Authorized Signing Officer and Principal Accounting Officer)

Date:  October 5, 2004

NDCHEALTH CORPORATION

FORM 10-Q

INDEX TO EXHIBITS

Exhibit Numbers		Description
10		Letter Amendment No. 5 to Credit Agreement dated as of August 20, 2004 by and among the Registrant, Merrill Lynch Capital, and the Lenders and agents from time to time party thereto (filed as exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated August 24, 2004, file No. 12392, and incorporated herein by reference.)

31	(i)	Exchange Act Rule 13a-14(a)/15d-14(a) Certification of Walter M. Hoff

31	(ii)	Exchange Act Rule 13a-14(a)/15d-14(a) Certification of Lee Adrean

32		18 U.S.C. Section 1350 Certification