Form 10-K/A
period 2004-05-28
NDCHEALTH CORP
filed 2005-03-21
CIK 70033

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

The number of shares of the registrant’s common stock, par value $.125, outstanding as of March 8, 2005 was 36,054,270.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K
Portions of the Company’s Definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders to be held on October 28, 2004	Part III

EXPLANATORY NOTE

Prior to the issuance of the November 26, 2004 interim financial statements, the Company determined that it was appropriate to restate previously issued financial statements to record adjustments for correction of errors resulting from various accounting matters described herein (see Note 2 to Consolidated Financial Statements included in Item 8 of this Annual Report). The restated financial statements for the fiscal years ended May 28, 2004, May 30, 2003, and May 31, 2002 are reflected in this Annual Report on Form 10-K/A for the fiscal year ended May 28, 2004. Concurrently herewith, the Company is filing the Company’s Quarterly Report on Form 10-Q/A for the quarter ended August 27, 2004, to reflect the restated financial statements for the periods covered by that Quarterly Report.

A summary of the impact of the restatement for the fiscal years ended May 28, 2004, May 30, 2003, and May 31, 2002 is as follows:

(In thousands, except per share data)	Fiscal Year
	2004	2003	2002
Revenue	$(2,806)	$3,576	$(2,098)
Operating Income	$(4,281)	$(2,597)	$(2,725)
Net Income	$(2,782)	$(1,417)	$(2,879)
Diluted Earnings Per Share from Continuing Operations	$(0.11)	$(0.03)	$(0.07)

These adjustments can be grouped into three general categories. Following are descriptions of the adjustments made including the impact on the Consolidated Statement of Operations for the fiscal years ended May 28, 2004, May 30, 2003, and May 31, 2002.

A)	Physician Software Exchanges: In late October 2004, we identified certain practices regarding the exchange of physician software inventory held by value-added resellers (“VARs”) that were inconsistent with the Company’s policies. The practice within the Physician Group was to allow the VARs to exchange products outside the Company’s published 90-day exchange policy. Following our review and analysis, we determined that it was appropriate to restate prior-period results beginning with our fiscal year ended May 31, 2002 through the first quarter of fiscal 2005 ended August 27, 2004 by establishing the appropriate sales return allowances in each period presented. Beginning on February 26, 2005, the Company no longer allows VARs to exchange products except when both the purchase and associated exchange of products occur within the same fiscal quarter that a new software version is released.

(In thousands, except per share data)	Fiscal Year
	2004	2003	2002
Revenue	$694	$(1,394)	$(922)
Operating Income	$680	$(1,217)	$(875)
Net Income	$424	$(780)	$(560)
Diluted Earnings Per Share From Continuing Operations	$0.01	$(0.02)	$(0.02)

B)	Intelligent Health Repository (“IHR”) Revenue Recognition: We identified certain practices within our IHR product line whereby we did not have adequate documentation of fair value for all elements of certain contracts as required by Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), to recognize revenue. The Company adopted EITF 00-21 during the first quarter of fiscal 2004. Following our review and analysis, we determined that it was appropriate to restate prior-period results beginning with our fiscal year ended May 28, 2004 through the first quarter of fiscal 2005 ended August 27, 2004 by recording revenue for certain IHR contracts in the period when the last element of those contracts is delivered.

(In thousands, except per share data)	Fiscal Year 2004
Revenue	$(3,858)
Operating Income	$(3,633)
Net Income	$(2,271)
Diluted Earnings Per Share from Continuing Operations	$(0.06)

C)	Other Restatement Items: The restatement includes the following additional items:

•	Other Items: Other adjustments from prior periods, including previously identified unrecorded audit adjustments, generally related to the timing of recording of certain accruals and expenses; the timing of revenue recognition and deferred costs for two Information Management contracts recorded in fiscal 2001; the timing of revenue recognition and deferred costs related to our hospital systems sales beginning in fiscal 2001 in which the software does not have stand-alone functionality (it provides our customers with value only to the extent that it provides access to our network); and timing of other revenue recognition for certain programs in our hospital business. We also determined that we should have capitalized interest related to capitalized software projects in fiscal 2001 and 2002. Additionally, we removed certain overhead cost that had been capitalized as part of our software development costs for all four quarters of fiscal 2003 and the first two quarters of fiscal 2004 that management determined did not qualify as a capitalizable expense under Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” We also determined that adjustments were necessary in fiscal 2003 and fiscal 2004 to properly account for landlord/tenant incentives in accordance with SFAS No. 13, “Accounting for Leases.” Finally, we determined that we had improperly recognized revenue on three specific pharmacy systems contracts, two specific hospital customer contracts and two specific contracts in our Information Management segment during fiscal 2004 due to the lack of documented support of fair value for the remaining undelivered items in these contracts; this restatement corrects the revenue recognition for these specific contracts.

(In thousands, except per share data)	Fiscal Year
	2004	2003	2002

Revenue	$358	$4,970	$(1,176)
Operating Income	$(1,328)	$(1,380)	$(1,850)
Net Income	$(709)	$(1,327)	$(496)
Diluted Earnings Per Share from Continuing Operations	$(0.02)	$(0.04)	$(0.01)

•	Income Tax Provision / Benefit: In our previously filed Form 10-K, we recorded a tax benefit in fiscal 2004 for transaction costs and adjustments to the capital loss related to our MedUnite investment, which was sold in the third quarter of fiscal 2003. Upon further review and analysis, we determined that it was more appropriate to record these benefits in the third quarter of fiscal 2003. In fiscal 2002, the Company recorded, in error, a tax benefit for our share in the unconsolidated losses of TechRx Incorporated that were reversed as part of this restatement.

(In thousands, except per share data)	Fiscal Year
	2004	2003	2002
Net Income	$(1,136)	$1,136	$(1,359)
Diluted Earnings Per Share from Continuing Operations	$(0.03)	$0.03	$(0.04)

•	Discontinued Operations: In our previously filed Form 10-K, we recorded a tax expense in fiscal 2004 for transaction costs related to our discontinued management services business. Upon further review and analysis, we determined that we should have recorded these expenses in fiscal 2002 and fiscal 2003, as the expenses were incurred.

(In thousands, except per share data)	Fiscal Year
	2004	2003	2002

Net Income	$910	$(446)	$(464)
Diluted Earnings Per Share	$0.03	$(0.01)	$(0.01)

This Form 10-K/A amends and restates the Cautionary Notice Regarding Forward Looking Statements, Items 1 and 3 of Part I; Items 6, 7, 8, and 9A of Part II; and Items 10 and 15 of Part IV in the original Form 10-K. “Allowance for Doubtful Accounts” was added as improved disclosure to Note 2 (Summary of Significant Accounting Policies) to Consolidated Financial Statements included in Item 8 of this Annual Report. All other information contained herein was included in the original Form 10-K, which was filed with the Securities and Exchange Commission on August 11, 2004, and such other information has not been amended or updated hereby. The foregoing items have been amended to reflect the restatement and have not been updated to reflect other events occurring after the filing of the original Form 10-K, or to modify or update those disclosures affected by subsequent events, except for those disclosures provided in Note 19 (Subsequent Events) to the Consolidated Financial Statements included in Item 8 of this Annual Report. As a result, we recommend that you read this Form 10-K/A in conjunction with the Company’s Form 10-Q for the quarter ended November 26, 2004 (the “Second Quarter Fiscal 2005 10-Q”), the Company’s periodic reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) by the Company following the filing of the Second Quarter Fiscal 2005 10-Q, and all other reports filed under the Exchange Act after the filing of the original Annual Report on Form 10-K for the fiscal year ended May 28, 2004, including, without limitation, the information described in Notes 2 and 19 to Consolidated Financial Statements included in Item 8 of this Annual Report. All referenced amounts in this Form 10-K/A for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

The Company did not amend its Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended prior to May 28, 2004, and the financial statements and related financial information contained in such reports should no longer be relied upon. However, see Note 17 to Consolidated Financial Statements included in Item 8 where the Company has shown the affect of the restatement on the quarterly periods of fiscal 2004 and 2003.

NDCHEALTH CORPORATION

2004 FORM 10-K/A ANNUAL REPORT

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

These forward-looking statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important risks and assumptions relating to the forward-looking statements include, without limitation: (1) our ability to expand in new and existing markets; (2) demand for our products and services; (3) the cost of product development; (4) the timely completion, market demand and acceptance of our new pharmacy and information products; (5) competitive forces; (6) gains in market share; (7) industry conditions affecting our customers; (8) expected pricing levels; (9) expected growth of revenue and net income; (10) the timing and cost of planned capital expenditures; (11) the availability of capital to invest in business growth and expansion; (12) the timing of recognition of certain revenue; (13) access to data from suppliers; (14) the potential for information or network services interruptions; (15) adequate protection of proprietary technology; (16) unanticipated changes in accounting rules and/or interpretations; (17) complex state and federal regulations and their impact on the demand for information products or availability of certain data; (18) outcomes and cost of pending litigation and/or the pending Securities and Exchange Commission (“SEC”) investigation; (19) expected synergies relating to acquisitions, joint ventures and strategic alliances; (20) expected proceeds from disposition of certain assets; (21) our ability to maintain compliance with certain restrictive debt covenants; (22) our substantial indebtedness, which could adversely affect our financial condition, results of operations and liquidity; (23) actions that were or may be taken by credit rating agencies; and (24) our ability to comply with Sarbanes-Oxley. Many of these risk factors and assumptions are beyond our ability to control or predict, and are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the cautionary statements included in later filings with the SEC.

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

Claims management solutions

•	NDC® eClaims enables pharmacies to process third-party insurance claims over the Internet for efficient and secure processing.

•	NDC® Pre & Post Editing performs real-time validation and data management of pharmacy claim submission data to minimize claim submission errors and ensure accurate claims reimbursement.

•	NDC RxSafety Advisor™ provides chain and independent retail pharmacies medication error prevention during the dispensing process by monitoring when characteristics of a prescription claim indicate there is a likelihood that a different medication or days supply is more appropriate.

•	NDC® Rx Transaction Performance Monitor is a visual interface that provides valuable insights into the nature and performance of our customers claims traffic through the NDCHealth® Intelligent Network.

•	NDC® Electronic Prescription Service is a web-based service that facilitates pharmacy and physician communications for electronic prescription orders and refill authorizations.

Revenue management programs

•	ProviderPay® is an automated solution of the entire revenue cycle providing next-day funding of third-party claims, online funding reconciliation services, and account aging by payer. (Provider Pay is a registered trade mark of P5 E. Health Services, Inc.)

•	PharmacyAide is a suite of pharmacy management services using a combination of the customer and NDCHealth data delivered through our consulting partner.

Decision support solutions

•	NDC® Retail Insight provides actionable analysis that combines our customers’ data with market data to create information that identifies and quantifies specific opportunities to increase revenue, margin and cash flow.

•	NDC® Prescriber Management Services provide a single-source solution for keeping practitioner profile data accurate and up to date.

•	NDC Pharmacy Market Analyzer is a convenient online subscription service that delivers cause and effect analyses, as well as performance assessment and decision support tools to optimize the profitability of our pharmacy customers.

Pharmacy management systems and services solutions

•	T-Rex One® is designed to automate the prescription fulfillment process and provide connectivity to our Intelligent Network for independent and small chain pharmacies. Included in the T-Rex One® package are third-party claims transmissions via the NDCHealth Intelligent Network, NDC Pre and Post Editing, software and upgrades, centralized prescriber and product pricing data, automated data backup and storage, digital signature capture, POS interface and a variety of reports.

•	T-Rex One® Enterprise is a network-based, centralized solution designed to serve the national and larger regional chain pharmacy markets. The T-Rex Enterprise software will be fully integrated with NDCHealth’s value-added network services for claims processing and PPE services. The software is being developed to address the challenges facing the pharmacy industry today - dramatic growth in prescription volume, pronounced pharmacist shortage, lower profit margins on prescriptions, increased patient demand for service, and increased competition for customers. Our software will allow a pharmacy to fill more prescriptions with the same number of pharmacists, integrate all pharmacy applications into one central system with a single source of customer files, and retain current customer base while increasing market share.

•	T-Rex® POS (point of sale) provides advanced information processing and reporting capabilities as well as centralized data storage. The Microsoft Windows®-based registers can run as standalone units, or networked and are designed to grow with our customers needs.

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

Research and Development

During fiscal 2004, 2003, and 2002, we expended approximately $43.9 million, $37.6 million, and $18.9 million, respectively, on activities relating to the development and improvement of new and existing products and services.

We capitalize the cost of developing software held for sale to our customers as well as software used internally to provide services to our customers. In accordance with Statement of Financial Accounting Standard No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” and Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” capitalization of costs begins when technological feasibility has been established, or during the application development phase, respectively, and ends when the product is available for general release to customers or the internal asset has been placed in service. In accordance with these standards, approximately $32.0 million, $30.6 million, and $12.0 million of our total development costs were capitalized in fiscal 2004, 2003, and 2002, respectively, resulting in net development expenses of approximately $11.9 million, $7.0 million, and $6.9 million, respectively. Our current focus is developing new products such as T-Rex Enterprise, T-Rex Mail Order, and our Intelligent Health Repository and ArcLight-related information products.

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

Name	Business Experience	Age
Walter M. Hoff	Chairman of the Board of Directors of NDCHealth since October 2002; Chief Executive Officer of NDCHealth since February 2001; President of NDCHealth from February 2001 to March 2004; Chief Executive Officer of NDCHealth Information Services from August 1998 to January 2001. Mr. Hoff currently serves on the board of Metris Companies, Inc.	51

Charles W. Miller	President of NDCHealth since March 2004; Chief Operating Officer of NDCHealth from February 2003 to March 2004; Executive Vice President – Operations of NDCHealth from January 2000 to February 2003; various executive positions with McKesson Corp. from 1995 to 2000, most recently as Group President – Enterprise Operations.	59

Lee Adrean	Executive Vice President and Chief Financial Officer of NDCHealth since May 2004; Chief Financial Officer of EarthLink, Inc from 2000 to 2004; Executive Vice President and Chief Financial Officer of First Data Corporation from 1995 to 2000.	52

Randolph L.M. Hutto	Executive Vice President, General Counsel and Secretary of NDCHealth since May 2004; Executive Vice President and Chief Financial Officer of NDCHealth from November 2000 to May 2004; Executive Vice President and General Counsel of Per-Se Technologies, Inc. from 1998 to 2000.	55

E. Christine Rumsey	Executive Vice President – Human Resources of NDCHealth since September 2002; Vice President – Human Resources of NDCHealth from September 1999 to August 2002; Senior Vice President – Human Resources and Administration of McKesson Corp. from January to September 1999; Senior Vice President – Human Resources of McKesson Corp. from 1995 to 1999.	53

James W. FitzGibbons	Vice President and Chief Accounting Officer since January 2004; Vice President and Controller of McKesson Information Solutions, a division of McKesson Corp. from July 1999 to December 2003; various financial management positions from September 1995 to March 1999 with Per-Se Technologies, Inc., most recently as Vice President, Controller and Chief Accounting Officer.	35

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

In proceedings before the German courts instituted by IMS Health on December 21, 2000, IMS Health has alleged copyright infringement against each of Pharma Intranet Information AG, or PI, the company from whom we purchased certain assets of our German business, and us, and we each have contested the validity of IMS Health’s alleged copyright. In these proceedings, IMS Health obtained an injunction from the Frankfurt Regional Court to prevent each of PI and us from distributing data in the contested format. On August 13, 2002, the Frankfurt Court of Appeals ruled in our favor by dismissing the preliminary injunction against our use of the industry standard data structure. This decision is final and is not subject to further appeal by IMS Health. On September 17, 2002 the Frankfurt Court of Appeals issued a judgment in the main proceedings against PI. While validating a copyright in the structure, the Court held that IMS Health has no standing to sue to enforce the copyright. The Court also determined that IMS Health does not own the copyright. The Court further denied IMS Health’s claims under the EU Database Directive for protection of the data structure involved. Finally, the Court found that PI breached the German Act Against Unfair Trade Practices (UGW) by reason of identically copying the data structure. We have not sold or used the data structure initially used by PI. We do not own PI and PI is no longer actively conducting business. The case against us remains pending before the Frankfurt Regional Court at this time. On April 29, 2004, and upon referral by the Frankfurt Regional Courts on questions involving interpretations of European Competition laws, the European Court of Justice in Luxembourg found in favor of the Company, finding that if IMS holds a valid, enforceable copyright, then the Company should be entitled to a compulsory license from IMS Health to the extent it can demonstrate that it offers “a new product” in circumstances where IMS Health is “capable of eliminating all competition on the relevant market.” This clarification of law has been referred back to the Frankfurt Regional Court and is pending review.

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

On April 7, 2004, a putative class action captioned Garfield v. NDCHealth Corp., et al. (the “Garfield Case”) was filed on behalf of all purchasers of NDCHealth Corporation (“NDC” or “the Company”) common stock during the period October 1, 2003 through March 31, 2004 against NDC and two of the Company’s officers, Walter Hoff (“Hoff”) and Randolph Hutto (“Hutto”) in the United States District Court for the Northern District of Georgia. The Complaint alleges that the Company employed improper revenue recognition practices in violation of Generally Accepted Accounting Principles. The Complaint was filed shortly after NDC’s April 1, 2004 announcement that it would delay the release of its fiscal third quarter financial results pending the completion of a special independent review of the timing of recognition of revenue related to sales of NDC’s physician practice management systems through value added resellers. The Complaint asserts violations of Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The lawsuit seeks unspecified damages, attorneys fees and costs, and interest. The Company intends to vigorously defend itself.

On April 22, 2004, another putative class action captioned Datwani v. NDCHealth Corp., et al. was filed on behalf of all purchasers of NDCHealth common stock during the period October 1, 2003 through March 31, 2004 against NDCHealth, Hoff and Hutto in the United States District Court for the Eastern District of Pennsylvania. The lawsuit was voluntarily dismissed by the plaintiffs on July 20, 2004.

On April 28, 2004, a lawsuit was filed against us in the General Court of Justice, Superior Court Division, in the State of North Carolina, County of Forsyth, by Carolina Coupon Clearing, Inc., d/b/a Carolina Services Company, Inc. (“CSC”). CSC has sued us for alleged unfair trade practices under N.C. Gen. Stat. §75-1.1, alleged tortious interference and the supposed breach of certain alleged contracts. CSC seeks temporary, preliminary and permanent injunctions against us, damages in excess of $20,000, treble damages pursuant to N.C. Gen. Stat. §75-16, reasonable attorneys’ fees, and incidental and consequential damages. We have removed CSC’s lawsuit to federal district court and answered the lawsuit suit by denying CSC’s legal claims and denying CSC is owed any damages. We have also filed a counterclaim asserting that: 1) to the extent one of the agreements at issue is an enforceable contract between CSC and us, CSC has breached such contract; and 2) CSC has committed unfair trade practices under N.C. Gen. Stat. §75-1.1. We deny any liability to CSC and intend to vigorously defend against CSC’s claims, as well as vigorously prosecute our counterclaims. The parties are presently discussing settlement of this matter, however we are unable to predict the eventual outcome of the settlement.

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

	Fiscal Year
	2004 (2)(7)	2003 (3)(7)	2002 (4)(7)	2001 (5)	2000 (6)
	(As Restated)	(As Restated)	(As Restated)
Statement of Operations Data

Revenue:
Network Services and Systems	$258,570	$255,109	$181,766	$165,064	$133,368
Information Management	$144,999	$151,744	$145,483	$135,044	$131,229
Pharmacy Benefit Services	$29,908	$12,693	$8,630	$4,166	$—

Subtotal	$433,477	$419,546	$335,879	$304,274	$264,597
Divested Businesses (1)	—	—	3,629	22,946	74,818

Total	$433,477	$419,546	$339,508	$327,220	$339,415
Operating Income	$71,121	$89,599	$78,041	$57,426	$13,176
Income (Loss) from Continuing Operations	$22,656	$31,812	$14,628	$25,906	($359)
Income (Loss) from Discontinued Operations	($15,805)	($2,627)	($2,397)	$6,634	($35,441)
Net Income (Loss)	$6,851	$29,185	$12,231	$32,540	($35,800)
Diluted Earnings (Loss) Per Share from Continuing Operations	$0.63	$0.91	$0.41	$0.76	($0.01)
Diluted Earnings (Loss) Per Share	$0.19	$0.84	$0.34	$0.95	($1.08)
Balance Sheet Data (at period end)
Total Assets (As Restated)	$845,056	$792,740	$664,858	$488,726	$657,997
Long Term Debt	$303,275	$329,291	$155,840	$155,320	$160,127
Total Stockholders’ Equity (As Restated)	$327,835	$295,875	$258,526	$230,981	$334,501

(1)	Divested businesses include Extended Back Office Audit Services, which was divested in fiscal 2000, Pharmacy Systems, which was divested in fiscal 2001, and Physician Services, which was divested in fiscal 2002.
(2)	In fiscal 2004, we incurred pre-tax charges of approximately $5.1 million primarily related to severance and the closure of locations, net of a reversal of a restructuring reserve due to the positive payment history on a note receivable from ProxyMed, Inc. The effect on Net Income was a reduction of $3.2 million, or $0.09 per diluted share. Also in fiscal 2004 we incurred $4.5 million in non-tax deductible charges, or $0.12 per diluted share, to write down our investment in an e-prescribing company.

(3)	In fiscal 2003, we incurred pre-tax, non-cash charges of approximately $16.7 million related to our investments, including MedUnite, of which $2.3 million is reflected in Restructuring and Other Charges and is included in Operating Income. The impact on Net Income in fiscal 2003 was a reduction of $13.9 million or $0.40 per diluted share. Also in fiscal 2003 we incurred $2.8 million of acquisition related expense for TechRx variable stock options, which is reflected in Restructuring and Other Charges and is included in Operating Income. The impact on Net Income in fiscal 2003 was a reduction of $1.1 million, or approximately $0.03 per diluted share.
(4)	In fiscal 2002, we incurred a charge of $41.0 million to reduce the value of our investment in MedUnite. Operating Income was not affected by this charge. The impact on Net Income in fiscal 2002 was a reduction of $28.3 million, or $0.79 per diluted share.
(5)	We incurred Restructuring and Other Charges of $2.2 million in fiscal 2001, which resulted in a reduction to Operating Income of $2.2 million. The impact on Income (Loss) from Continuing Operations as a result of these charges was a reduction of $1.4 million, or $0.04 per diluted share.
(6)	In fiscal 2000, we incurred Restructuring and Other Charges of $34.4 million, which resulted in a reduction to Operating Income of $34.4 million. The impact on Income (Loss) from Continuing Operations as a result of these charges was a reduction of $22.4 million, or $0.67 per diluted share.
(7)	Fiscal 2004 Revenue was decreased by $2.8 million as a result of the restatement. Net Income and Diluted Earnings Per Share from Continuing Operations for fiscal 2004 were reduced by $2.8 million and $0.11, respectively, due to the restatement. Fiscal 2003 Revenue was increased by $3.6 million as a result of the restatement. Net Income and Diluted Earnings Per Share from Continuing Operations for fiscal 2003 were reduced by $1.4 million and $0.03, respectively, due to the restatement. Fiscal 2002 Revenue was reduced by $2.1 million as a result of the restatement. Net Income and Diluted Earnings Per Share from Continuing Operations for fiscal 2002 were reduced by $2.9 million and $0.07, respectively, due to the restatement. See Note 2 in the Notes to Consolidated Financial Statements where this restatement is discussed in detail.

Business Acquisitions and Investments are discussed more fully in Note 3 to our Consolidated Financial Statements. Restructuring and Other Charges are discussed more fully in Note 5 to our Consolidated Financial Statements.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Prior to the issuance of the November 26, 2004 interim financial statements, the Company determined that it was appropriate to restate previously issued financial statements to record adjustments for correction of errors resulting from various accounting matters described herein (see Note 2 to Consolidated Financial Statements included in Item 8 of this Annual Report). The restated financial statements for the fiscal years ended May 28, 2004, May 30, 2003, and May 31, 2002 are reflected in this Annual Report on Form 10-K/A for the fiscal year ended May 28, 2004. Concurrently herewith, the Company is filing the Company’s Quarterly Report on Form 10-Q/A for the quarter ended August 27, 2004, to reflect the restated financial statements for the periods covered by that Quarterly Report.

A summary of the impact of the restatement for the fiscal years ended May 28, 2004, May 30, 2003, and May 31, 2002 is as follows:

(In thousands, except per share data)	Fiscal Year
	2004	2003	2002
Revenue	$(2,806)	$3,576	$(2,098)
Operating Income	$(4,281)	$(2,597)	$(2,725)
Net Income	$(2,782)	$(1,417)	$(2,879)
Diluted Earnings Per Share from Continuing Operations	$(0.11)	$(0.03)	$(0.07)

These adjustments can be grouped into three general categories. Following are descriptions of the adjustments made including the impact on the Consolidated Statement of Operations for the fiscal years ended May 28, 2004, May 30, 2003, and May 31, 2002.

A)	Physician Software Exchanges: In late October 2004, we identified certain practices regarding the exchange of physician software inventory held by value-added resellers (“VARs”) that were inconsistent with the Company’s policies. The practice within the Physician Group was to allow the VARs to exchange products outside the Company’s published 90-day exchange policy. Following our review and analysis, we determined that it was appropriate to restate prior-period results beginning with our fiscal year ended May 31, 2002 through the first quarter of fiscal 2005 ended August 27, 2004 by establishing the appropriate sales return allowances in each period presented. Beginning on February 26, 2005, the Company no longer allows VARs to exchange products except when both the purchase and associated exchange of products occur within the same fiscal quarter that a new software version is released.

(In thousands, except per share data)	Fiscal Year
	2004	2003	2002
Revenue	$694	$(1,394)	$(922)
Operating Income	$680	$(1,217)	$(875)
Net Income	$424	$(780)	$(560)
Diluted Earnings Per Share From Continuing Operations	$0.01	$(0.02)	$(0.02)

B)

Intelligent Health Repository (“IHR”) Revenue Recognition: We identified certain practices within our IHR product line whereby we did not have adequate documentation of fair value for all elements of certain contracts as required by Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), to recognize revenue. The Company adopted EITF 00-21 during the first quarter of fiscal 2004. Following our review and analysis, we determined that it was appropriate to restate prior-period results beginning with our fiscal year ended

May 28, 2004 through the first quarter of fiscal 2005 ended August 27, 2004 by recording revenue for certain IHR contracts in the period when the last element of those contracts is delivered.

(In thousands, except per share data)	Fiscal Year 2004
Revenue	$(3,858)
Operating Income	$(3,633)
Net Income	$(2,271)
Diluted Earnings Per Share from Continuing Operations	$(0.06)

C)	Other Restatement Items: The restatement includes the following additional items:

•	Other Items: Other adjustments from prior periods, including previously identified unrecorded audit adjustments, generally related to the timing of recording of certain accruals and expenses; the timing of revenue recognition and deferred costs for two Information Management contracts recorded in fiscal 2001; the timing of revenue recognition and deferred costs related to our hospital systems sales beginning in fiscal 2001 in which the software does not have stand-alone functionality (it provides our customers with value only to the extent that it provides access to our network); and timing of other revenue recognition for certain programs in our hospital business. We also determined that we should have capitalized interest related to capitalized software projects in fiscal 2001 and 2002. Additionally, we removed certain overhead cost that had been capitalized as part of our software development costs for all four quarters of fiscal 2003 and the first two quarters of fiscal 2004 that management determined did not qualify as a capitalizable expense under Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” We also determined that adjustments were necessary in fiscal 2003 and fiscal 2004 to properly account for landlord/tenant incentives in accordance with SFAS No. 13, “Accounting for Leases.” Finally, we determined that we had improperly recognized revenue on three specific pharmacy systems contracts, two specific hospital customer contracts and two specific contracts in our Information Management segment during fiscal 2004 due to the lack of documented support of fair value for the remaining undelivered items in these contracts; this restatement corrects the revenue recognition for these specific contracts.

(In thousands, except per share data)	Fiscal Year
	2004	2003	2002

Revenue	$358	$4,970	$(1,176)
Operating Income	$(1,328)	$(1,380)	$(1,850)
Net Income	$(709)	$(1,327)	$(496)
Diluted Earnings Per Share from Continuing Operations	$(0.02)	$(0.04)	$(0.01)

•	Income Tax Provision / Benefit: In our previously filed Form 10-K, we recorded a tax benefit in fiscal 2004 for transaction costs and adjustments to the capital loss related to our MedUnite investment, which was sold in the third quarter of fiscal 2003. Upon further review and analysis, we determined that it was more appropriate to record these benefits in the third quarter of fiscal 2003. In fiscal 2002, the Company recorded, in error, a tax benefit for our share in the unconsolidated losses of TechRx Incorporated that were reversed as part of this restatement.

(In thousands, except per share data)	Fiscal Year
	2004	2003	2002
Net Income	$(1,136)	$1,136	$(1,359)
Diluted Earnings Per Share from Continuing Operations	$(0.03)	$0.03	$(0.04)

•	Discontinued Operations: In our previously filed Form 10-K, we recorded a tax expense in fiscal 2004 for transaction costs related to our discontinued management services business. Upon further review and analysis, we determined that we should have recorded these expenses in fiscal 2002 and fiscal 2003, as the expenses were incurred.

(In thousands, except per share data)	Fiscal Year
	2004	2003	2002

Net Income	$910	$(446)	$(464)
Diluted Earnings Per Share	$0.03	$(0.01)	$(0.01)

Throughout this discussion and analysis of financial condition and results of operations, all referenced amounts and comparisons reflect the balances and amounts on a restated basis (see Note 2 to the Notes to our Consolidated Financial Statements), and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

As a result of actions necessitating the restatement, the Company has been and may continue to be the subject of negative publicity focusing on the financial statement errors and subsequent restatement, notwithstanding the fact that the restatement effort is completed. This negative publicity may have contributed and may continue to contribute to significant declines in the prices of our publicly traded securities.

Our future success depends in large part on the support of our vendors and suppliers, who may react adversely to the lack of timely Securities and Exchange Commission (“SEC”) filings of our historical financial statements. The restatement of our historical financial statements has resulted in negative publicity about us, which may cause some of our potential customers to defer purchases of our products. Our vendors and suppliers may re-examine their willingness to do business with us, to develop critical interfaces for us or to supply software and services if they lose confidence in our ability to fulfill our commitments.

We are currently subject to litigation and may be subject to further actions relating to the matters necessitating the restatement, which may be costly and time-consuming to defend. As discussed in Item 3, Legal Proceedings, to this Annual Report on Form 10-K/A, the Company and certain of our officers and a director are subject to litigation on various matters. The ultimate outcome of these matters cannot presently be determined and may require significant commitment of our financial and management resources and time, which may seriously harm our business, financial condition and results of operations. There can be no assurances that any of the matters discussed above will be resolved without costly and protracted litigation, and the outcome of any of these matters may have a material adverse impact upon our business, financial condition and results of operations.

The SEC has informed us that its previously disclosed informal inquiry was converted to a formal investigation. The Company is cooperating with the SEC in its investigation. At this time we cannot predict how long the investigation will last or what the results of the investigation will be.

The Company’s delay in providing its financial statements to its senior lenders under its Senior Credit Facility and in filing its Quarterly Report on Form 10-Q for the quarter ended November 26, 2004 with the SEC as required by the indenture for its 10½% Senior Subordinated Notes due 2012 constituted defaults under its Senior Credit Facility and Note indenture, respectively. On March 16, 2005, the Company secured conditional waivers from the requisite number of lenders under its Senior Credit Facility and the requisite number of holders of its Notes pursuant to which the senior lenders and Note holders have agreed to waive the defaults under the Senior Credit Facility and the Note indenture provided the Company files its Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004 and restated financial results on Annual Report on Form 10-K/A for the fiscal year ended May 28, 2004 and Quarterly Report on Form 10-Q/A for the quarterly period ended August 27, 2004 and delivers current and amended financial statements to the senior lenders as filed with the SEC. By filing such filings, the Company satisfied the condition precedent to these waivers and the waivers became effective. The Company expects to be in compliance with the senior secured credit facility’s financial covenants for the next twelve months.

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

These forward-looking statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important risks and assumptions relating to the forward-looking statements include, without limitation: (1) our ability to expand in new and existing markets; (2) demand for our products and services; (3) the cost of product development; (4) the timely completion, market demand and acceptance of our new pharmacy and information products; (5) competitive forces; (6) gains in market share; (7) industry conditions affecting our customers; (8) expected pricing levels; (9) expected growth of revenue and net income; (10) the timing and cost of planned capital expenditures; (11) the availability of capital to invest in business growth and expansion; (12) the timing of recognition of certain revenue; (13) access to data from suppliers; (14) the potential for information or network services interruptions; (15) adequate protection of proprietary technology; (16) unanticipated changes in accounting rules and/or interpretations; (17) complex state and federal regulations and their impact on the demand for information products or availability of certain data; (18) outcomes and cost of pending litigation and/or the pending SEC investigation; (19) expected synergies relating to acquisitions, joint ventures and strategic alliances; (20) expected proceeds from the disposition of certain assets; (21) our ability to maintain compliance with certain restrictive debt covenants; (22) our substantial indebtedness, which could adversely affect our financial condition, results of operations and liquidity; (23) actions that were or may be taken by credit rating agencies; and (24) our ability to comply with Sarbanes-Oxley. Many of these risk factors and assumptions are beyond our ability to control or predict, and are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in later filings with the SEC.

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

We sell our physician software, systems and services primarily to VARs who then sell into physician practices. The VARs’ success in selling their inventory of our products and the strength of our relationships with our VARs following a period in which we have stopped offering credit terms on sales to our VARs, could be a primary driver to the number of new and upgraded products they purchase from us in the future. In addition, the physician market has been slow to adopt technology solutions because of the cost, the multitude of small suppliers, and the perceived lack of measurable financial benefits. These factors could negatively impact our revenue from our physician customer group.

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

Business Focus

In order to narrow our focus on the best near-term opportunities for growth and profit in our Network Services and Systems and Information Management segments and eliminate net losses in Europe, our board of directors authorized the disposition of our European businesses in Germany and the United Kingdom, which are now classified as Discontinued Operations. Revenue from Discontinued Operations was $20.4 million in fiscal 2004 and $13.6 million in fiscal 2003. Losses from Discontinued Operations were ($15.8) million in fiscal 2004 and ($2.6) million in fiscal 2003. In recording these businesses as Discontinued Operations, we incurred an after-tax charge of $7.2 million or $0.20 per diluted share to write down the carrying value of our equity investment in our European joint venture.

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

(In millions, except per share data)	2004	2003	2002	2004 vs. 2003 Change		2003 vs. 2002 Change
	(As Restated)	(As Restated)	(As Restated)	Dollars	Percent	Dollars	Percent
Revenue:
Network Services and Systems	$258.6	$255.1	$181.8	$3.5	1.4%	$73.3	40.3%
Information Management	$145.0	$151.7	$145.5	$(6.7)	(4.4)%	$6.2	4.3%
Pharmacy Benefit Services	$29.9	$12.7	$8.6	$17.2	135.4%	$4.1	47.7%
Other	—	—	$3.6	—	—	($3.6)	(100.0)%

	$433.5	$419.5	$339.5	$14.0	3.3%	$80.0	23.6%

Operating Expenses:
Cost of Service	224.2	206.9	165.4	17.3	8.4%	41.5	25.1%
Sales, General and Administrative	97.0	87.7	72.8	9.3	10.6%	14.9	20.5%
Depreciation and Amortization	36.1	30.2	23.3	5.9	19.5%	6.9	29.6%
Restructuring and Other Charges	5.1	5.1	—	—	—	5.1	n/m

	362.4	329.9	261.5	32.5	9.9%	68.4	26.2%

Operating Income:
Network Services and Systems	$52.4	$55.2	$48.3	(2.8)	(5.1)%	6.9	14.3%
Information Management	19.6	34.1	29.0	(14.5)	(42.5)%	5.1	17.6%
Pharmacy Benefit Services	1.0	0.3	0.4	0.7	233.3%	(0.1)	(25.0)%
Other	(1.9)	—	0.3	(1.9)	n/m	(0.3)	(100.0)%

	$71.1	$89.6	$78.0	$(18.5)	(20.6)%	$11.6	14.9%

Other Income (Expense)	(32.2)	(36.7)	(47.5)	4.5	(12.3)%	10.8	(22.7)%

Income from Continuing Operations before Income Taxes and Equity in Losses of Affiliated Companies	38.9	52.9	30.5	(14.0)	(26.5)%	22.4	73.4%
Provision for Income Taxes	16.3	21.1	13.1	(4.8)	(22.7)%	8.0	61.1%
Equity in Losses of Affiliated Companies	—	—	(2.8)	—	—	2.8	(100.0)%

Income from Continuing Operations	22.6	31.8	14.6	(9.2)	(28.9)%	17.2	117.8%
Loss from Discontinued Operations	(15.8)	(2.6)	(2.4)	(13.2)	507.7%	(0.2)	8.3%

Net Income	$6.8	$29.2	$12.2	$(22.4)	(76.7)%	$17.0	139.3%

Diluted Earnings Per Share from Continuing Operations	0.63	0.91	0.41	(0.28)	(30.8)%	0.5	122.0%

Diluted Earnings Per Share	0.19	0.84	0.34	(0.65)	(77.4)%	0.5	147.1%

Revenue

Total Revenue increased $14.0 million, or 3.3%, to $433.5 million in fiscal 2004 from $419.5 million in fiscal 2003. Total Revenue increased $80.0 million, or 23.6%, to $419.5 million in fiscal 2003 from $339.5 million in fiscal 2002. An analysis of Revenue by segment is discussed below.

Network Services and Systems

Network Services and Systems Revenue grew $3.5 million, or 1.4%, to $258.6 million in fiscal 2004 from $255.1 million in fiscal 2003. Network Services and Systems Revenue grew $73.3 million, or 40.3%, to $255.1 million in fiscal 2003 from $181.8 million in fiscal 2002. $40.8 million of the increase from fiscal 2002 to fiscal 2003 was due to the acquisition of TechRx and ScriptLINE with the remaining growth resulting from increased transaction volumes and sales of new products. Revenue growth from fiscal 2003 to fiscal 2004 was lower than the growth from fiscal 2002 to fiscal 2003 due to lack of major acquisitions as well as declines in revenue from sale of software and services to our hospital and physician customers.

Revenue by Customer Group

(In millions)	2004	2003	2002	2004 vs. 2003 Change		2003 vs. 2002 Change
	(As Restated)	(As Restated)	(As Restated)	Dollars	Percent	Dollars	Percent
Pharmacy	$146.3	$136.0	$85.1	$10.3	7.6%	$50.9	59.8%
Hospital	58.0	58.6	53.0	(0.6)	(1.0)%	5.6	10.6%
Physician	40.0	44.2	27.6	(4.2)	(9.5)%	16.6	60.1%
Other	14.3	16.3	16.1	(2.0)	(12.3)%	0.2	1.2%

Total	$258.6	$255.1	$181.8	$3.5	1.4%	$73.3	40.3%

Revenue from Pharmacy customers grew $10.3 million, or 7.6%, to $146.3 million in fiscal 2004 from $136.0 million in fiscal 2003 due primarily to increased information and analytic product sales to pharmacy and related customers. While network transactions grew, transaction revenue growth lagged volume growth due to an increasing share of transactions from larger pharmacy chains where pricing is lower than average due to volume rate structures. Pharmacy customer revenue grew $50.9 million, or 59.8%, to $136.0 million in fiscal 2003 from $85.1 million in fiscal 2002 due to the acquisition of TechRx and ScriptLINE with the remaining growth resulting from increased transaction volumes and sales of new products. Prospectively, we expect to capture more pharmacy prescription claims processing and PPE transaction services volume from independent and small regional chains, where pricing is higher. While pharmacy system sales have been slower than previously anticipated, we expect the demonstrated performance and financial benefits of our new pharmacy systems will lead to new sales over the next year.

Revenue from Hospital customers decreased $0.6 million, or (1.0%), to $58.0 million in fiscal 2004 from $58.6 million in fiscal 2003. This decrease was due to a transition to our newest revenue cycle management offering, NDC ePREMIS, that resulted in delayed revenue as part of a fee-per-transaction model and lower non-recurring training and support services revenue related to our legacy system product. NDC ePREMIS continues to experience sales and installation momentum, which should provide a solid platform for revenue growth as the Hospital product line transitions to a greater percentage of recurring revenue. Hospital customer group revenue increased $5.6 million, or 10.6%, to $58.6 million in fiscal 2003 from $53.0 million in fiscal 2002 due to increased claims volume.

Revenue from the Physician customer group decreased $4.2 million, or (9.5%), to $40.0 million in fiscal 2004 from $44.2 million in fiscal 2003 due to a tightening of credit terms and a change in business practice in selling software to VARs generally on a cash basis instead of on credit terms, which led to significantly fewer system sales in the second half of fiscal 2004. Physician system sales should improve to more normal levels beginning in the second quarter of fiscal 2005 as VARs begin to purchase new upgrades that will be released beginning in October 2004, which will contain a number of new features including the recent HIPAA security requirements. Physician customer group revenue grew $16.6 million, or 60.1%, to $44.2 million in fiscal 2003 from $27.6 million in fiscal 2002 due to the inclusion of certain allowances granted to our VARs as revenue, increasing software product sales, and increasing claim revenue.

Revenue from the Other customer group includes transaction services provided to Global Payments, Inc. and a recently outsourced statement printing operation. Revenue for the Other customer group decreased $2.0 million, or (12.3%), to $14.3 million in fiscal 2004 from $16.3 million in fiscal 2003 due to the Global Payments contract being renewed at a lower rate and a decrease in statement printing revenue. Revenue from Other customer group increased $0.2 million, or 1.2%, to $16.3 million in fiscal 2003 from $16.1 million in fiscal 2002 due to growth in the statement printing operation.

Information Management

Information Management Revenue declined in fiscal 2004 compared to fiscal 2003, decreasing $6.7 million, or (4.4%), to $145.0 million in fiscal 2004 from $151.7 million in fiscal 2003. This was due to lower revenue from consulting and legacy services in a weak environment for discretionary spending by pharmaceutical manufacturers. These declines were partially offset by growth in newer product offerings, which provide increased insight into drug utilization and effectiveness. Renewed growth in this segment should be driven by our emerging information solutions as well as higher anticipated levels of customer strategic sales and marketing spending related to an expanding number of new drug launches expected in calendar 2005 and subsequent years. Information Management revenue grew $6.2 million, or 4.3% to $151.7 million in fiscal 2003 from $145.5 million in fiscal 2002 due to sales of new products and increased sales of existing products.

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

Cost of Service

(In millions)	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Revenue by Segment
Network Services and Systems	$258.6	$255.1	$181.8
Information Management	145.0	151.7	145.5
Pharmacy Benefit Services	29.9	12.7	8.6
Other	—	—	3.6

Total Revenue	$433.5	$419.5	$339.5

Cost of Service by Segment
Network Services and Systems	$117.1	$119.5	$81.5
Information Management	81.1	77.0	75.9
Pharmacy Benefit Services	26.0	10.4	6.2
Other	—	—	1.8

Total Cost of Service	$224.2	$206.9	$165.4

Cost of Service as Percent of Revenue
Network Services and Systems	45.3%	46.8%	44.8%
Information Management	55.9%	50.8%	52.2%
Pharmacy Benefit Services	87.0%	81.9%	72.1%
Other	—	—	50.0%
Total	51.7%	49.3%	48.7%

Cost of Service (“COS”) includes certain compensation, computer operations, data costs, consulting services, telecommunications, customer support, and application maintenance expenses. COS increased $17.3 million, or 8.4%, to $224.2 million in fiscal 2004 from $206.9 million in fiscal 2003. The increase was due primarily to variable costs directly related to increased revenue, particularly in our Pharmacy Benefit Services segment. COS increased $41.5 million, or 25.1%, to $206.9 million in fiscal 2003 from $165.4 million in fiscal 2002 and was impacted by the inclusion of TechRx in fiscal 2003 as well as internally generated growth in revenue. We expect that COS, as a percent of revenue, will increase further in fiscal 2005 as a result of anticipated growth in Pharmacy Benefit Services, in which cost of service as a percent of revenue is higher than the company average.

COS expense in the Network Services and Systems segment decreased by ($2.4) million or (2.0%) to $117.1 in fiscal 2004 from $119.5 million in fiscal 2003 as increased application development and computer operations costs were more than offset by reduced customer support and product management expenses. COS increased $38.0 million or 46.6% to $119.5 in fiscal 2003 from $81.5 million in fiscal 2002 as a result of including results from TechRx in fiscal 2003.

COS in the Information Management segment increased $4.1 million or 5.3% to $81.1 million in fiscal 2004 from $77.0 million in fiscal 2003 due to the addition of ArcLight expenses, and other investments in data and computer operations costs. Information Management’s COS increased $1.1 million or 1.4% to $77.0 million in fiscal 2003 from $75.9 million in fiscal 2002 due to increased data costs mentioned below.

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

Data Costs

Data costs are primarily recorded within the Information Management segment in COS, but some data costs are also recorded in Network Services and Systems segment COS. Data costs increased $3.3 million, or 6.4%, to $54.7 million in fiscal 2004 from $51.4 million in fiscal 2003. Data costs increased $7.9 million, or 18.2%, to $51.4 million in fiscal 2003 from $43.5 million in fiscal 2002. The increases were due to an increase in volume of data purchased, and an increase in the costs of such data. As a percent of revenue, data costs increased slightly from fiscal 2003 to fiscal 2004, and decreased from fiscal 2002 to fiscal 2003. We are actively pursuing programs to continue to contain data costs, including exploring new areas of opportunity where data is less costly.

(In millions)	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Data costs	$54.7	$51.4	$43.5
Revenue	$433.5	$419.5	$339.5
Percent of revenue	12.6%	12.3%	12.8%

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

Development costs capitalized as a percent of total development costs decreased to 72.9% in fiscal 2004 from 81.4% in fiscal 2003. Software costs are related to the development of new products and maintenance and enhancement of existing products. We capitalize certain costs of developing software held for sale to our customers as well as software used internally to provide services to our customers. We expense costs associated with maintenance of existing products. Amortization expenses associated with capitalized software are discussed below under “Depreciation and Amortization.”

Total costs associated with software development for our new pharmacy system were $21.2 million in fiscal 2004 versus $16.4 million in fiscal 2003. Approximately $17.1 million of these development costs were capitalized resulting in net development expense associated with our new pharmacy system of approximately $4.1 million in fiscal 2004. Pharmacy system software maintenance expense was $2.1 million in fiscal 2004.

(In millions)	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Total costs associated with software development	$43.9	$37.6	$18.9
Less: Capitalization of internally developed software	(32.0)	(30.6)	(12.0)

Net software development expense	11.9	7.0	6.9
Software maintenance expense	8.7	8.8	8.5

Total Net Software Expense	$20.6	$15.8	$15.4

Revenue	$433.5	$419.5	$339.5

Capitalization of internally developed software as a % of revenue	7.4%	7.3%	3.5%

Total net software expense as a % of revenue	4.8%	3.8%	4.5%

Capitalization of internally developed software as a % of total costs associated with software development	72.9%	81.4%	63.5%

Sales, General and Administrative Expense

Sales, General and Administrative (“SG&A”) expense consists primarily of salaries, wages and expenses relating to sales, marketing, administrative and management employees, employee training costs, and occupancy of leased space directly related to these functions. SG&A expense increased $9.3 million, or 10.6%, to $97.0 million in fiscal 2004 from $87.7 million in fiscal 2003. SG&A expense increased $14.9 million, or 20.5%, to $87.7 million in fiscal 2003 from $72.8 million in fiscal 2002. As a percent of revenue, SG&A expense was 22.4%, 20.9%, and 21.4% during fiscal 2004, 2003, and 2002, respectively. The increase in SG&A expense in fiscal 2004 compared to fiscal 2003, in both absolute dollars and as a percent of revenue, was caused by increased corporate staff and professional fees in response to increased complexity and regulatory requirements of our business; higher audit and insurance expenses; an increase in equity compensation expense as the Company relied less on stock options and more on restricted stock as a form of equity compensation; and expenses related to the independent review of the timing of revenue recognition of physician system sales. The increase of SG&A expense of $14.9 million in fiscal 2003 compared to fiscal 2002 was caused by the acquisition and inclusion of TechRx and by general growth in the company’s business. SG&A declined as a percent of revenue in fiscal 2003 compared to fiscal 2002 due to centralization efforts and cost containments. We expect that SG&A expense, as a percentage of revenue, will be flat or increase in 2005 due to continued investment in our sales and marketing programs to support the roll out of new products, increased professional fees associated with stockholder litigation and increased corporate governance expenses.

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

(In millions)	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Depreciation and Amortization	$36.1	$30.3	$23.3
Revenue	$433.5	$419.5	$339.5
Percent of revenue	8.3%	7.2%	6.9%

Restructuring and Other Charges

	2004	2003
By Expense Type	(As Restated)
Severance	$4,557	$—
Exit-related costs	984	—
Asset reserves	(691)	2,283
Acquisition related costs	265	2,775

Total	$5,115	$5,058

By Segment
Network Services and Systems	$2,196	$5,058
Information Management	1,039	—
Other	1,880	—

Total	$5,115	$5,058

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

Operating Income

(In millions)	2004	2003	2002	2004 vs. 2003 Change		2003 vs. 2002 Change
	(As Restated)	(As Restated)	(As Restated)	Dollars	Percent	Dollars	Percent
Operating Income:
Network Services and Systems	$52.4	$55.2	$48.3	$(2.8)	(5.1)%	$6.9	14.3%
Information Management	19.6	34.1	29.0	(14.5)	(42.5)%	5.1	17.6%
Pharmacy Benefit Services	1.0	0.3	0.4	0.7	233.3%	(0.1)	(25.0)%
Other	(1.9)	—	0.3	(1.9)	n/m	(0.3)	(100.0)%

Total	$71.1	$89.6	$78.0	$(18.5)	(20.6)%	$11.6	14.9%

Operating Income in the Network Services and Systems segment decreased $2.8 million or (5.1%) to $52.4 million in fiscal 2004 from $55.2 million in fiscal 2003. This decrease was due to increased Depreciation and Amortization expense from new products coming on line, an increase in this segment’s share of total general and administrative costs, and Restructuring and Other charges of $2.2 million. Operating Income in the Network Services and Systems segment increased $6.9 million or 14.3% to $55.2 million in fiscal 2003 from $48.3 million in fiscal 2002. Operating Income growth was slower than Revenue growth due to the inclusion of TechRx as well as Restructuring and Other Charges of $5.1 million.

Operating Income in the Information Management segment decreased $14.5 million or (42.5%) to $19.6 million in fiscal 2004 from $34.1 million in fiscal 2003. This decrease was due to increased data costs, $1.0 million in non-cash product termination costs, and increased Depreciation and Amortization expense and increased Sales, General and Administrative costs. Operating Income in the Information Management segment increased $5.1 million or 17.6% to $34.1 million in fiscal 2003 from $29.0 million in fiscal 2002. This increase was due to increased Revenue.

Operating Income in the Pharmacy Benefit Services segment increased $0.7 million or 233.3% to $1.0 million in fiscal 2004 from $0.3 million in fiscal 2003. This increase was due to Revenue growth. Operating Income in the Pharmacy Benefit Services segment decreased ($0.1) million or (25.0%) to $0.3 million in fiscal

2003 from $0.4 million in fiscal 2002. This decrease was due to COS growing faster than Revenue during a period of rapid business expansion, and transition to a broader pharmacy benefit administration offering.

Operating Income in Other was ($1.9) million in fiscal 2004 and is related to Restructuring and Other Charges of $5.1 million mentioned above that are not attributable to a specific segment. Operating Income in Other was $0.0 million in fiscal 2003 and $0.3 million in fiscal 2002. In fiscal 2002 we divested our Physician services business, which provided $0.3 million in Operating Income in fiscal 2002.

Other Income (Expense)

(In millions) Other Income (Expense)	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Interest and Other Income	$0.5	$1.2	$1.7
Interest and Other Expense	(27.6)	(21.9)	(8.1)
Minority Interest in (Earnings) Losses	(0.4)	0.8	(0.1)
Early Extinguishment of Debt	(0.2)	(2.4)	—
Loss Related to Investments	(4.5)	(14.4)	(41.0)

Total	$(32.2)	$(36.7)	$(47.5)

Interest and Other Income results primarily from interest earned in overnight money market funds.

Interest and Other Expense consists of interest expense, amortization of debt issuance costs and other miscellaneous non-operating expense. Interest and Other Expense increased $5.7 million, or 26.0%, to $27.6 million in fiscal 2004 from $21.9 million in fiscal 2003. Interest and Other Expense increased $13.8 million, or 170.4%, to $21.9 million in fiscal 2003 from $8.1 million in fiscal 2002. As discussed in Liquidity and Capital Resources below and in Note 11 of the Notes to our Consolidated Financial Statements, we completed a refinancing in fiscal 2003. This increased interest expense in fiscal 2003 and 2004 was due to the additional debt and higher weighted average rates being in place. In the fourth quarter of fiscal 2002, we borrowed $91 million under a line of credit in order to complete step 1 of the TechRx acquisition and in order to purchase ScriptLine assets. This amount was outstanding until the time of the refinancing in fiscal 2003 referenced above and in Note 11.

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

Provision for Income Taxes

Our estimated continuing effective tax rate in fiscal 2004, 2003, and 2002 was 41.8%, 39.9%, and 42.7% respectively. More information on Income Taxes can be found in Note 10 of the Notes to our Consolidated Financial Statements. We expect our effective tax rate to decrease to approximately 39% for the next fiscal year.

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

The operating results of our discontinued operations are summarized as follows:

(In millions, except per share data)	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Revenue	$20,387	$13,636	$11,775
Operating Loss	$(7,172)	$(2,317)	$(3,664)

Net Loss from Discontinued Operations	$(15,805)	$(2,627)	$(2,397)
Diluted Loss Per Share	$(0.44)	$(0.08)	$(0.07)

The Net Loss from Discontinued Operations for fiscal year 2004 is net of tax expense of $2.5 million and for fiscal years 2003 and 2002 is net of tax benefit of $0.1 million and $0.3 million, respectively. The tax expense for fiscal 2004 includes an adjustment to our valuation allowance to fully reserve the deferred tax assets related to the Net Operating Losses (“NOL”s) from these European businesses.

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

Net cash provided by operating activities was $102.0 million for fiscal 2004, an increase from $96.8 million in fiscal 2003. Net income adjusted for non-cash items including loss on Discontinued Operations, Restructuring and Other charges, Early Extinguishment of Debt charges, Loss Related to Investments, and Depreciation and Amortization was $63.7 million in fiscal 2004 compared to $80.0 million in fiscal 2003. Favorable tax treatment of certain items arising from our Continuing Operations (primarily the deductibility of research and development costs and amortization), along with the utilization of NOLs, had the effect of reducing our net deferred tax asset and our cash tax payments by approximately $15.3 million. We expect fiscal 2005 tax payments to be about the same due to the continued generation of favorable temporary differences and the utilization of NOLs. Our net deferred tax asset was further reduced by $4.4 million for various other items (primarily the recording of the valuation allowance on the foreign NOLs from Discontinued Operations).

While cash provided by operating activities was negatively impacted by lower Net Income adjusted for non-cash items as discussed above, improvements in working capital provided a benefit of $8.7 million in fiscal 2004 compared to a use of $10.6 million in fiscal 2003. The most significant difference between fiscal 2004 and 2003 was accrued interest on Long-Term Debt. Because interest payments on the $200 million of senior subordinated notes are made on June 1 and December 1 of each year, no interest payment was made in fiscal 2003 which provided a benefit of $12.3 million. Cash payment of this interest was made in the first quarter of fiscal 2004 followed by the December payment in the third quarter. Because cash payments in fiscal 2004 exceeded interest expense for the same period, accrued interest used $2.6 million of cash in fiscal 2004. Other significant differences between fiscal 2004 and fiscal 2003 are Prepaid expenses and other assets, Accounts payable and accrued liabilities, and Deferred revenue. Collectively, these changes in working capital provided $23.9 million of cash in fiscal 2004 and used $15.8 million of cash in fiscal 2003. Changes in working capital are the result of the timing of payments to our vendors and the timing difference between billing customers for services as required by their contracts and our recognition of related revenue. As a result of improvements in our management of working capital, Prepaid expenses and other assets provided $1.6 million of cash in fiscal 2004 compared to a use of $21.2 million in fiscal 2003 while Accounts payable and accrued liabilities provided $10.9 million in fiscal 2004 compared to a use of $3.9 million in fiscal 2003. Our strategy is to market a complete set of solutions rather than individual products that we emphasized in the past. As a result, more of our contracts are subject to EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” The impact is an increase in Cash and Deferred Revenue as the customer may remit payment in advance even though revenue is recognized in future periods.

The nature of an information services business is such that it requires a substantial continuing investment in data, technology equipment and product development in order to expand the business. Creation of new and enhanced products is the engine of growth for NDCHealth and we continue to invest in our future growth through focus on product development. We are generally able to fund these investments internally from excess cash generated from operations. Historically we have also expanded our business through acquisitions and strategic investments in other businesses. The cash we use to expand our business is shown as Net cash used in investing activities. Capital expenditures, which reflect our investment in equipment and product development such as capitalized software costs discussed above, were $41.4 million in fiscal 2004, including $32.0 million in capitalized software costs and $3.1 million in capitalized interest; and $41.6 million in fiscal 2003, including $30.6 million in capitalized software costs and $2.0 million in capitalized interest. Capital expenditures were funded from cash from operations in both years. As we continue the launch of new products in fiscal 2005, we expect a similar level or slight increase of capital expenditures as in 2004 while improving our revenue growth, gross profit and ultimately, cash flow.

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

The Company’s delay in providing its financial statements to its senior lenders under its Senior Credit Facility and in filing its Quarterly Report on Form 10-Q for the quarter ended November 26, 2004 with the SEC as required by the indenture for its 10½% Senior Subordinated Notes due 2012 constituted defaults under its

Senior Credit Facility and Note indenture, respectively. On March 16, 2005, the Company secured conditional waivers from the requisite number of lenders under its Senior Credit Facility and the requisite number of holders of its Notes pursuant to which the senior lenders and Note holders have agreed to waive the defaults under the Senior Credit Facility and the Note indenture provided the Company files its Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004 and restated financial results on Annual Report on Form 10-K/A for the fiscal year ended May 28, 2004 and Quarterly Report on Form 10-Q/A for the quarterly period ended August 27, 2004 and delivers current and amended financial statements to the senior lenders as filed with the SEC. By making such filings, the Company satisfied the condition precedent to these waivers and the waivers became effective. The Company expects to be in compliance with the senior secured credit facility’s financial covenants for the next twelve months.

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

(In thousands)	Fiscal year ended May 28, 2004	Fiscal year ended May 30, 2003
	(As Restated)	(As Restated)
Net cash provided by operating activities	$102,040	$96,803
Capital expenditures	(41,441)	(41,640)
Dividends paid	(5,694)	(5,568)

Free cash flow	$54,905	$49,595

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of May 28, 2004.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions. Critical accounting policies are those policies that can have a significant impact on our financial position and results of operations and require complex judgments and the most significant use of these subjective estimates and assumptions. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Specific risks inherent in our application of these critical policies are described below. For all of these policies, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. These policies also often require difficult judgments on complex matters that may be subject to multiple sources of authoritative guidance. Additional information concerning our accounting policies can be found in Note 2 of Notes to our Consolidated Financial Statements.

Revenue

Although we have several sources of revenue, in all cases, in accordance with criteria set forth in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” SOP No. 97-2, “Software Revenue Recognition,” and other authoritative literature, we recognize revenue when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, delivery and performance has occurred, and collectibility is reasonably assured. The most variable of these factors among our various businesses is determining when delivery and performance has occurred. Additionally, we have adopted the provisions of Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting on a prospective basis, effective May 31, 2003.

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

Within our physician group the Company’s practice has been to allow our VARs the ability to return unused, unopened product in exchange for certain new products. Because the Company has the ability to estimate the amount of the product returns, we record revenue in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” We record revenue when our products are shipped and establish a returns reserve against revenue for the estimated amount of products we calculate will be returned during that product’s life cycle. No cash refunds are allowed for products sold. To establish our returns reserve, we consider the volume and price mix of products in the retail channel, trends in retailer inventory, economic trends that might impact customer demand for our products (including the competitive environment and the timing of new releases of our products) and other factors.

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

Our consulting services are typically provided for a fixed fee over a specific period of time. The terms of these contracts generally include multiple elements that can not be separated into separate units of accounting in accordance with EITF 00-21 because the Company has not established fair value for all elements of these contracts. Therefore, revenue for these services is primarily recognized upon completion of the contract for fiscal year 2004. If we determine that we will incur a loss on a contract, we recognize the loss at the time the determination is made. These contract terms typically average 3 to 12 months.

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

In November 2002, the FASB reached a consensus regarding EITF 00-21. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The guidance provided by EITF 00-21 is effective for us on revenue arrangements entered into on or after May 31, 2003. The adoption of this standard required us to change our revenue recognition policy for the consulting service contracts for our IHR products. We had historically recognized revenue upon the completion of performance milestones. Beginning in fiscal 2004, we recognize revenue upon the completion of the contract. The adoption of this standard had a $2.3 million impact on net income or $0.06 per diluted share in fiscal 2004.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

    Stockholders of NDCHealth Corporation.

We have audited the accompanying consolidated balance sheets of NDCHealth Corporation and subsidiaries as of May 28, 2004 and May 30, 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the three years in the period ended May 28, 2004 (as restated – see Note 2). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NDCHealth Corporation and subsidiaries at May 28, 2004 and May 30, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 28, 2004 (as restated), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its financial statements to account for software returns, certain revenue arrangements with multiple deliverables, and various other items.

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

/s/    ERNST & YOUNG LLP

Atlanta, Georgia

August 4, 2004,

except for subheading 2 of Note 2 and

Note 19, as to which the date is March 17, 2005

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

Walter M. Hoff	Lee Adrean
Chairman and Chief Executive Officer	Chief Financial Officer

NDCHealth Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(In thousands, except per share data)	May 28, 2004	May 30, 2003	May 31, 2002
	(As Restated}	(As Restated)	(As Restated)
Revenue	$433,477	$419,546	$339,508

Operating Expenses:
Cost of Service	224,158	206,905	165,347
Sales, General and Administrative	96,960	87,690	72,809
Depreciation and Amortization	36,123	30,294	23,311
Restructuring and Other Charges	5,115	5,058	—

	362,356	329,947	261,467

Operating Income	71,121	89,599	78,041

Other Income (Expense):
Interest and Other Income	470	1,192	1,740
Interest and Other Expense	(27,588)	(21,851)	(8,118)
Minority Interest in (Earnings) Losses	(435)	815	(102)
Early Extinguishment of Debt	(143)	(2,359)	—
Loss Related to Investments	(4,475)	(14,455)	(41,000)

	(32,171)	(36,658)	(47,480)

Income from Continuing Operations before Income Taxes and Equity in Losses of Affiliated Companies	38,950	52,941	30,561
Provision for Income Taxes	16,294	21,129	13,060
Equity in Losses of Affiliated Companies	—	—	(2,873)

Income from Continuing Operations	22,656	31,812	14,628
Loss from Discontinued Operations	(15,805)	(2,627)	(2,397)

Net Income	$6,851	$29,185	$12,231

Basic Earnings (Loss) Per Share:
Income from Continuing Operations	$0.65	$0.92	$0.43

Discontinued Operations	$(0.45)	$(0.08)	$(0.07)

Basic Earnings Per Share	$0.20	$0.84	$0.36

Shares	35,101	34,591	34,087
Diluted Earnings (Loss) Per Share:
Income from Continuing Operations	$0.63	$0.91	$0.41

Discontinued Operations	$(0.44)	$(0.08)	$(0.07)

Diluted Earnings Per Share	$0.19	$0.84	$0.34

Shares	35,847	34,941	35,496

The accompanying notes are an integral part of these Consolidated Financial Statements.

NDCHealth Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	May 28, 2004	May 30, 2003	May 31, 2002
	(As Restated)	(As Restated)	(As Restated)
Cash flows from operating activities:
Net income	$6,851	$29,185	$12,231
Adjustments to reconcile net income to cash provided by operating activities:
Loss on discontinued operations	15,805	2,627	2,397
Loss on equity investments	—	—	2,873
Loss related to investments	4,475	14,455	41,000
Non-cash early extinguishment of debt charges	—	1,217	—
Non-cash restructuring and other charges	453	2,283	—
Depreciation and amortization	36,123	30,294	23,311
Deferred income taxes	15,346	16,068	(21,911)
Allowance for doubtful accounts	9,261	6,328	3,161
Other, net	5,007	4,959	2,146

Total	93,321	107,416	65,208

Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(12,662)	(7,311)	(7,095)
Prepaid expenses and other assets	1,556	(21,213)	6,235
Accounts payable and accrued liabilities	10,852	(3,854)	(3,313)
Accrued interest on long-term debt	(2,550)	12,461	1,444
Deferred revenue	11,523	9,304	2,442

Net cash provided by operating activities	102,040	96,803	64,921

Cash flows from investing activities:
Capital expenditures	(41,441)	(41,640)	(30,245)
Proceeds from the sale of equipment	3,187	—	—
Acquisitions and other investing activities	(21,346)	(112,679)	(128,819)

Net cash used in investing activities	(59,600)	(154,319)	(159,064)

Cash flows from financing activities:
Net (repayments) borrowings under lines of credit	—	(91,000)	91,000
Net principal payments under long-term debt arrangements	(26,016)	(7,799)	(1,257)
Net cash (used in) provided by refinancing activities	(399)	168,006	—
Cash received related to stock activities	9,273	4,634	5,670
Dividends paid	(5,694)	(5,568)	(5,457)

Net cash (used in) provided by financing activities	(22,836)	68,273	89,956

Net cash (used in) provided by discontinued operations	(7,137)	(8,396)	5,122

Increase in cash and cash equivalents	12,467	2,361	935
Cash and cash equivalents, beginning of period	15,150	12,789	11,854

Cash and cash equivalents, end of period	$27,617	$15,150	$12,789

The accompanying notes are an integral part of these Consolidated Financial Statements.

NDCHealth Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	May 28, 2004	May 30, 2003
	(As Restated)	(As Restated)
ASSETS
Current Assets:
Cash and Cash Equivalents	$27,617	$15,150
Accounts Receivable	76,678	74,071
Allowance for Doubtful Accounts	(7,568)	(6,374)

Accounts Receivable, Net	69,110	67,697

Deferred Income Taxes	28,389	25,778
Prepaid Expenses	22,146	18,090
Other Current Assets	15,389	14,661
Total Assets of Discontinued Operations	70,459	66,794

Total Current Assets	233,110	208,170

Property and Equipment, Net	80,666	86,612
Capitalized External Use Software, Net	61,567	49,220
Goodwill	362,429	356,394
Intangible Assets, Net	71,760	52,099
Deferred Income Taxes	—	7,719
Debt Issuance Cost	12,963	12,756
Investments and Other Assets	22,561	19,770

Total Assets	$845,056	$792,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-term Debt	$33,656	$7,472
Trade Accounts Payable	29,693	18,967
Accrued Compensation and Benefits	6,252	7,925
Accrued Interest	10,923	13,473
Deferred Revenue	54,214	40,482
Other Accrued Liabilities	35,757	28,624
Total Liabilities of Discontinued Operations	24,761	18,686

Total Current Liabilities	195,256	135,629

Deferred Revenue	7,208	9,461
Deferred Income Taxes	14,600	—
Other Non-current Liabilities	29,225	29,078
Long-term Debt	269,619	321,819

Total Liabilities	515,908	495,987

Commitments and Contingencies	—	—
Minority Interest in Equity of Subsidiaries	1,313	878
Stockholders’ Equity:
Preferred Stock, par value $1.00 per share; 1,000,000 shares authorized, none issued	—	—
Common Stock, par value $.125 per share; 200,000,000 shares authorized; 36,006,641 and 34,888,753 shares issued, respectively.	4,501	4,361
Capital in excess of par value	245,314	216,156
Retained Earnings	80,426	79,269
Deferred Compensation and Other	(7,694)	(4,301)
Other Comprehensive Income	5,288	390

Total Stockholders’ Equity	327,835	295,875

Total Liabilities and Stockholders’ Equity	$845,056	$792,740

The accompanying notes are an integral part of these Consolidated Financial Statements.

NDCHealth Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Deferred Compensation and Other	Unrealized Holding Gain (Loss)	Cumulative Translation Adjustment	Pension Liability Adjustment	Total Stockholders’ Equity
(In thousands, except per share data)	Number of Shares	Amount
Balance at May 31, 2001 (As Restated)	33,875	$4,234	$188,636	$48,878	$(7,101)	$(111)	$(4,261)	$—	$230,275

Comprehensive income
Net income (As Restated)				12,231					12,231
Cumulative translation adjustment							678		678
Pension liability adjustment								(3,027)	(3,027)
Unrealized holding loss						(18)			(18)

Total comprehensive income									9,864

Cash dividends ($0.16 per share)				(5,457)					(5,457)
Stock issued for acquisition	403	50	11,950						12,000
Stock issued, cancelled, and exercised	366	46	7,365		(961)				6,450
Tax benefit from exercise of stock options			4,075						4,075
Amortization of deferred compensation					1,319				1,319

Balance at May 31, 2002 (As Restated)	34,644	4,330	212,026	55,652	(6,743)	(129)	(3,583)	(3,027)	258,526

Comprehensive income
Net income (As Restated)				29,185					29,185
Cumulative translation adjustment							10,807		10,807
Pension liability adjustment								(3,805)	(3,805)
Unrealized holding loss						127			127

Total comprehensive income									36,314

Cash dividends ($0.16 per share)				(5,568)					(5,568)
Stock issued for acquisition									—
Intrinsic Value of Stock Options-repricing /amortization			748		(434)				314
Stock issued, cancelled, and exercised	245	31	2,918		1,715				4,664
Tax benefit from exercise of stock options			464						464
Amortization of deferred compensation					1,161				1,161

Balance at May 30, 2003 (As Restated)	34,889	4,361	216,156	79,269	(4,301)	(2)	7,224	(6,832)	295,875

Comprehensive income
Net income (As Restated)				6,851					6,851
Cumulative translation adjustment							5,044		5,044
Pension liability adjustment							.	(148)	(148)
Unrealized holding loss						2			2

Total comprehensive income									11,749

Cash dividends ($0.16 per share)				(5,694)					(5,694)
Stock issued for acquisition	381	48	9,952						10,000
Intrinsic Value of Stock Options-repricing /amortization					314				314
Stock issued, cancelled, and exercised	737	92	12,592		(3,316)				9,368
Restricted stock units			2,269		(2,269)				—
Warrants			4,364						4,364
Tax benefit from exercise of stock options			(19)						(19)
Amortization of deferred compensation					1,878				1,878

Balance at May 28, 2004 (As Restated)	36,007	$4,501	$245,314	$80,426	$(7,694)	$—	$12,268	$(6,980)	$327,835

The accompanying notes are an integral part of these Consolidated Financial Statements.

NDCHealth Corporation and Subsidiaries

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

Restatement for each of the Fiscal Years ended May 28, 2004, May 30, 2003, and May 31, 2002

Prior to the issuance of the November 26, 2004 interim financial statements, the Company determined that it was appropriate to restate previously issued financial statements to record adjustments for correction of errors resulting from various accounting matters described below.

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the impact of the restatement for the fiscal years ended May 28, 2004, May 30, 2003, and May 31, 2002 is as follows:

(In thousands, except per share data)	Fiscal Year
	2004	2003	2002
Revenue	$(2,806)	$3,576	$(2,098)
Operating Income	$(4,281)	$(2,597)	$(2,725)
Net Income	$(2,782)	$(1,417)	$(2,879)
Diluted Earnings Per Share from Continuing Operations	$(0.11)	$(0.03)	$(0.07)

These adjustments can be grouped into three general categories. Following are descriptions of the adjustments made including the impact on the Consolidated Statement of Operations for the fiscal years ended May 28, 2004, May 30, 2003, and May 31, 2002.

A)	Physician Software Exchanges: In late October 2004, we identified certain practices regarding the exchange of physician software inventory held by value-added resellers (“VARs”) that were inconsistent with the Company’s policies. The practice within the Physician Group was to allow the VARs to exchange products outside the Company’s published 90-day exchange policy. Following our review and analysis, we determined that it was appropriate to restate prior-period results beginning with our fiscal year ended May 31, 2002 through the first quarter of fiscal 2005 ended August 27, 2004 by establishing the appropriate sales return allowances in each period presented. Beginning on February 26, 2005, the Company no longer allows VARs to exchange products except when both the purchase and associated exchange of products occur within the same fiscal quarter that a new software version is released.

(In thousands, except per share data)	Fiscal Year
	2004	2003	2002
Revenue	$694	$(1,394)	$(922)
Operating Income	$680	$(1,217)	$(875)
Net Income	$424	$(780)	$(560)
Diluted Earnings Per Share From Continuing Operations	$0.01	$(0.02)	$(0.02)

B)	Intelligent Health Repository (“IHR”) Revenue Recognition: We identified certain practices within our IHR product line whereby we did not have adequate documentation of fair value for all elements of certain contracts as required by Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), to recognize revenue. The Company adopted EITF 00-21 during the first quarter of fiscal 2004. Following our review and analysis, we determined that it was appropriate to restate prior-period results beginning with our fiscal year ended May 28, 2004 through the first quarter of fiscal 2005 ended August 27, 2004 by recording revenue for certain IHR contracts in the period when the last element of those contracts is delivered.

(In thousands, except per share data)	Fiscal Year 2004
Revenue	$(3,858)
Operating Income	$(3,633)
Net Income	$(2,271)
Diluted Earnings Per Share from Continuing Operations	$(0.06)

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C)	Other Restatement Items: The restatement includes the following additional items:

•	Other Items: Other adjustments from prior periods, including previously identified unrecorded audit adjustments, generally related to the timing of recording of certain accruals and expenses; the timing of revenue recognition and deferred costs for two Information Management contracts recorded in fiscal 2001; the timing of revenue recognition and deferred costs related to our hospital systems sales beginning in fiscal 2001 in which the software does not have stand-alone functionality (it provides our customers with value only to the extent that it provides access to our network); and timing of other revenue recognition for certain programs in our hospital business. We also determined that we should have capitalized interest related to capitalized software projects in fiscal 2001 and 2002. Additionally, we removed certain overhead cost that had been capitalized as part of our software development costs for all four quarters of fiscal 2003 and the first two quarters of fiscal 2004 that management determined did not qualify as a capitalizable expense under SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” We also determined that adjustments were necessary in fiscal 2003 and fiscal 2004 to properly account for landlord/tenant incentives in accordance with SFAS No. 13, “Accounting for Leases.” Finally, we determined that we had improperly recognized revenue on three specific pharmacy systems contracts, two specific hospital customer contracts and two specific contracts in our Information Management segment during fiscal 2004 due to the lack of documented support of fair value for the remaining undelivered items in these contracts; this restatement corrects the revenue recognition for these specific contracts.

(In thousands, except per share data)	Fiscal Year
	2004	2003	2002
Revenue	$358	$4,970	$(1,176)
Operating Income	$(1,378)	$(1,380)	$(1,850)
Net Income	$(709)	$(1,327)	$(496)
Diluted Earnings Per Share from Continuing Operations	$(0.02)	$(0.04)	$(0.01)

•	Income Tax Provision / Benefit: In our previously filed Form 10-K, we recorded a tax benefit in fiscal 2004 for transaction costs and adjustments to the capital loss related to our MedUnite investment, which was sold in the third quarter of fiscal 2003. Upon further review and analysis, we determined that it was more appropriate to record these benefits in the third quarter of fiscal 2003. In fiscal 2002, the Company recorded, in error, as tax benefit for our share in the unconsolidated losses of TechRx Incorporated that were reversed as part of this restatement.

(In thousands, except per share data)	Fiscal Year
	2004	2003	2002
Net Income	$(1,136)	$1,136	$(1,359)
Diluted Earnings Per Share from Continuing Operations	$(0.03)	$0.03	$(0.04)

•	Discontinued Operations: In our previously filed Form 10-K, we recorded a tax expense in fiscal 2004 for transaction costs related to our discontinued management services business. Upon further review and analysis, we determined that we should have recorded these expenses in fiscal 2002 and fiscal 2003, as the expenses were incurred.

(In thousands, except per share data)	Fiscal Year
	2004	2003	2002
Net Income	$910	$(446)	$(464)
Diluted Earnings Per Share	$0.03	$(0.01)	$(0.01)

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables show the impact of these items for each fiscal year presented.

(In thousands, except per share data)	Year Ended			Year Ended			Year Ended
	May 28, 2004	Impact of Restatement	May 28, 2004	May 30, 2003	Impact of Restatement	May 30, 2003	May 31, 2002	Impact of Restatement	May 31, 2002
	As Restated		Previous	As Restated		Previous	As Restated		Previous

Revenue	$433,477	$(2,806)	$436,283	$419,546	$3,576	$415,970	$339,508	$(2,098)	$341,606

Operating Expenses:
Cost of Service	224,158	1,112	223,046	206,905	3,044	203,861	165,347	268	165,079
Sales, General and Administrative	96,960	108	96,852	87,690	2,981	84,709	72,809	359	72,450
Depreciation and Amortization	36,123	255	35,868	30,294	148	30,146	23,311	—	23,311
Restructuring and Other Charges	5,115	—	5,115	5,058	—	5,058	—	—	—

	362,356	1,475	360,881	329,947	6,173	323,774	261,467	627	260,840

Operating Income	71,121	(4,281)	75,402	89,599	(2,597)	92,196	78,041	(2,725)	80,766

Other Income (Expense):
Interest and Other Income	470	—	470	1,192	—	1,192	1,740	—	1,740
Interest and Other Expense	(27,588)	193	(27,781)	(21,851)	(692)	(21,159)	(8,118)	1,075	(9,193)
Minority Interest in (Earnings) Losses	(435)	—	(435)	815	—	815	(102)	—	(102)
Early Extinguishment of Debt	(143)	—	(143)	(2,359)	—	(2,359)	—	—	—
Loss Related to Investments	(4,475)	—	(4,475)	(14,455)	—	(14,455)	(41,000)	—	(41,000)

	(32,171)	193	(32,364)	(36,658)	(692)	(35,966)	(47,480)	1,075	(48,555)

Income from Continuing Operations before Income Taxes and Equity in Losses of Affiliated Companies	38,950	(4,088)	43,038	52,941	(3,289)	56,230	30,561	(1,650)	32,211
Provision for Income Taxes	16,294	(396)	16,690	21,129	(2,318)	23,447	13,060	(594)	13,654
Equity in Losses of Affiliated Companies	—	—	—	—	—	—	(2,873)	(1,359)	(1,514)

Income from Continuing Operations	22,656	(3,692)	26,348	31,812	(971)	32,783	14,628	(2,415)	17,043
Loss from Discontinued Operations	(15,805)	910	(16,715)	(2,627)	(446)	(2,181)	(2,397)	(464)	(1,933)

Net Income	$6,851	$(2,782)	$9,633	$29,185	$(1,417)	$30,602	$12,231	$(2,879)	$15,110

Basic Earnings (Loss) Per Share:
Income from Continuing Operations	$0.65	$(0.10)	$0.75	$0.92	$(0.03)	$0.95	$0.43	$(0.07)	$0.50

Discontinued Operations	$(0.45)	$0.03	$(0.48)	$(0.08)	$(0.02)	$(0.06)	$(0.07)	$(0.01)	$(0.06)

Basic Earnings Per Share	$0.20	$(0.07)	$0.27	$0.84	$(0.04)	$0.88	$0.36	$(0.08)	$0.44

Shares	35,101		35,101	34,591		34,591	34,087		34,087
Diluted Earnings (Loss) Per Share:
Income from Continuing Operations	$0.63	$(0.11)	$0.74	$0.91	$(0.03)	$0.94	$0.41	$(0.07)	$0.48

Discontinued Operations	$(0.44)	$0.03	$(0.47)	$(0.08)	$(0.02)	$(0.06)	$(0.07)	$(0.02)	$(0.05)

Diluted Earnings Per Share	$0.19	$(0.08)	$0.27	$0.84	$(0.04)	$0.88	$0.34	$(0.09)	$0.43

Shares	35,847		35,847	34,941		34,941	35,496		35,496

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)	Year Ended			Year Ended
	May 28, 2004	Impact of Restatement	May 28, 2004	May 30, 2003	Impact of Restatement	May 30, 2003
	As Restated		Previous	As Restated		Previous
ASSETS
Current Assets:
Cash and Cash Equivalents	$27,617	$—	$27,617	$15,150	$—	$15,150
Accounts Receivable	76,678	—	76,678	74,071	—	74,071
Allowance for Doubtful Accounts	(7,568)	44	(7,612)	(6,374)	58	(6,432)

Accounts Receivable, Net	69,110	44	69,066	67,697	58	67,639

Deferred Income Taxes	28,389	(52)	28,441	25,778	(246)	26,024
Prepaid Expenses	22,146	83	22,063	18,090	1,442	16,648
Other Current Assets	15,389	(278)	15,667	14,661	(1,209)	15,870
Total Assets of Discontinued Operations	70,459	—	70,459	66,794	—	66,794

Total Current Assets	233,110	(203)	233,313	208,170	45	208,125

Property and Equipment, Net	80,666	3,614	77,052	86,612	1,691	84,921
Capitalized External Use Software, Net	61,567	(2,471)	64,038	49,220	—	49,220
Goodwill	362,429	(2,314)	364,743	356,394	(2,314)	358,708
Intangible Assets, Net	71,760	—	71,760	52,099	—	52,099
Deferred Income Taxes	—	—	—	7,719	2,701	5,018
Debt Issuance Cost	12,963	—	12,963	12,756	—	12,756
Investments and Other Assets	22,561	(122)	22,683	19,770	—	19,770

Total Assets	$845,056	$(1,496)	$846,552	$792,740	$2,123	$790,617

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current Portion of Long-term Debt	$33,656	$—	$33,656	$7,472	$—	$7,472
Trade Accounts Payable	29,693	—	29,693	18,967	—	18,967
Accrued Compensation and Benefits	6,252	47	6,205	7,925	383	7,542
Accrued Interest	10,923	—	10,923	13,473	192	13,281
Deferred Revenue	54,214	8,233	45,981	40,482	5,426	35,056
Other Accrued Liabilities	35,757	545	35,212	28,624	130	28,494
Total Liabilities of Discontinued Operations	24,761	—	24,761	18,686	—	18,686

Total Current Liabilities	195,256	8,825	186,431	135,629	6,131	129,498

Deferred Revenue	7,208	—	7,208	9,461	—	9,461
Deferred Income Taxes	14,600	(3,814)	18,414	—	—	—
Other Non-current Liabilities	29,225	1,276	27,949	29,078	994	28,084
Long-term Debt	269,619	—	269,619	321,819	—	321,819

Total Liabilities	515,908	6,287	509,621	495,987	7,125	488,862

Commitments and Contingencies	—	—	—	—	—	—
Minority Interest in Equity of Subsidiaries	1,313	—	1,313	878	—	878
Stockholders' Equity:
Preferred Stock, par value $1.00 per share; 1,000,000 shares authorized, none issued	—	—	—	—	—	—
Common Stock, par value $.125 per share; 200,000,000 shares authorized; 36,106,641 and 34,888,753 shares issued, respectively.	4,501	(12)	4,513	4,361	—	4,361
Capital in excess of par value	245,314	13	245,301	216,156	—	216,156
Retained Earnings	80,426	(7,106)	87,532	79,269	(4,324)	83,593
Deferred Compensation and Other	(7,694)	—	(7,694)	(4,301)	—	(4,301)
Other Comprehensive Income	5,288	(678)	5,966	390	(678)	1,068

Total Stockholders' Equity	327,835	(7,783)	335,618	295,875	(5,002)	300,877

Total Liabilities and Stockholders' Equity	$845,056	$(1,496)	$846,552	$792,740	$2,123	$790,617

The impact of the restatement on the last eight quarters is detailed in Note 17 in the Notes to Consolidated Financial Statements.

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Effective May 31, 2003, the Company prospectively adopted the provisions of EITF 00-21, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. Historically, the Company recognized revenue from its consulting services for its IHR product lines within the Information Management segment upon the completion of performance milestones established within its contracts. Upon the adoption of EITF 00-21, the Company had not established evidence of the relative fair values of the individual components of certain of its contracts; therefore, we were required to account for these consulting service contracts as one unit of accounting. The adoption of this pronouncement resulted in a $3.9 million reduction in revenue in fiscal year 2004.

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Within our physician group the Company’s practice has been to allow our VARs the ability to return unused, unopened product in exchange for certain new products. Because the Company has the ability to estimate the amount of the product returns, we record revenue in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” We record revenue when our products are shipped and establish a returns reserve against revenue for the estimated amount of products we calculate will be returned during that product’s life cycle. No cash refunds are allowed for products sold. To establish our returns reserve, we consider the volume and price mix of products in the retail channel, trends in retailer inventory, economic trends that might impact customer demand for our products (including the competitive environment and the timing of new releases of our products) and other factors.

Within our Information Management segment, we have two primary sources of revenue: database information reporting and consulting services. Database information reporting typically involves the delivery of data providing pharmaceutical information. Revenue for our database information reporting products and services delivered over a period of time with multiple deliverables is recognized ratably over the term of the contract, typically using a straight-line model over the average contract life of 1 to 3 years. Revenue for single deliverable products and services is recognized when obligations to the customer have been fulfilled, which is typically upon delivery. Consulting services are typically structured as fixed price service contracts. Revenue for these services is primarily recognized upon completion of the contract. If it is determined that we will incur a loss on a contract, the loss is recognized at the time of determination.

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

when sales of the new products commence, over the expected life of the customer relationships established around these new products, in all cases not to exceed three years.

Research and Development Costs

The Company expenses research and development costs as incurred. The Company recorded research and development costs of approximately $12.1 million, $7.0 million and $6.9 million in fiscal 2004, 2003 and 2002, respectively.

Allowance for Doubtful Accounts

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

The following tables set forth the computation of basic and diluted earnings for the fiscal years ending May 28, 2004, May 30, 2003 and May 31, 2002:

	Year Ended
	2004			2003			2002
(In thousands, except per share data)	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(As Restated)		(As Restated)	(As Restated)		(As Restated)	(As Restated)		(As Restated)
Basic EPS:
Net Income	$6,851	35,101	$0.20	$29,185	34,591	$0.84	$12,231	34,087	$0.36
Diluted EPS:
Effect of dilutive securities:
Stock options	—	746		—	350		—	1,409

Net Income plus assumed conversions	$6,851	35,847	$0.19	$29,185	34,941	$0.84	$12,231	35,496	$0.34

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income from continuing operations of $22.7 million, $31.8 million, and $14.6 million in fiscal 2004, 2003, and 2002 resulted in basic earnings per share of $0.65, $0.92, and $0.43 and diluted earnings per share of $0.63, $0.91, and $0.41, respectively.

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

Stock Options

We have chosen the disclosure option under SFAS No. 123, “Accounting for Stock Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123,” and continue to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our plans. Accordingly, no compensation cost has been recognized for options granted under the plans. The weighted average fair value of options granted in fiscal 2004, 2003, and 2002 was approximately $9.97, $10.19, and $14.97, respectively. Had compensation cost for these plans been recognized based on the fair value of the options at the grant dates in accordance with SFAS No. 123, the effect on our Net Income and Earnings Per Share would have been as follows:

(In thousands, except per share data)	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Net Income:
As reported	$6,851	$29,185	$12,231
Add: Stock-based compensation (restricted stock) expense included in reported Net Income, net of related tax effects	1,148	744	815
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(8,304)	(7,658)	(6,028)

Pro forma	$(305)	$22,271	$7,018
Basic Earnings Per Share:
As reported	$0.20	$0.84	$0.36
Pro forma	$(0.01)	$0.64	$0.21
Diluted Earnings Per Share:
As reported	$0.19	$0.84	$0.34
Pro forma	$(0.01)	$0.64	$0.20

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information regarding our capitalized external use software is as follows:

	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Amount capitalized	$23,006	$21,021	$4,851
Amortization expense	$5,653	$3,000	$2,738

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2002, the FASB reached a consensus regarding EITF 00-21. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The guidance provided by EITF 00-21 is effective for us on revenue arrangements entered into on or after August 31, 2003. The adoption of this standard did not have a material impact on our consolidated financial statements. The adoption of this standard required us to change our revenue recognition policy for the consulting service contracts for our IHR products. We had historically recognized revenue upon the completion of performance milestones. Beginning in fiscal 2004 we recognize revenue upon the completion of the contract. The adoption of this standard had a $2.3 million impact on net income or $0.06 per diluted share in fiscal 2004.

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

In December 2002, the FASB issued SFAS No. 148. This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not yet adopted the fair value method of accounting for stock-based compensation, however, as required, we adopted the disclosure provisions of this standard in 2004.

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 3 – Business Acquisitions and Investments

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(In thousands, except per share data)	2004	2003
	(As Restated)	(As Restated)
Revenue	$432,715	$419,546
Income from Continuing Operations	$14,459	$32,247
Diluted Earnings Per Share	$0.40	$0.92

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our European businesses consist of a 51% interest in NDCHealth GmbH, a German based company, and two businesses in the United Kingdom, NDCHealth Limited and NDCHealth Holding UK Ltd. Our German company was previously reported in our Information Management segment, while our United Kingdom operations were reported as a part of our Network Services and Systems segment.

The operating results of our Discontinued Operations are summarized as follows:

(In thousands, except per share data)	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Revenue	$20,387	$13,636	$11,775
Operating Loss	$(7,172)	$(2,317)	$(3,664)

Net Loss from Discontinued Operations	$(15,805)	$(2,627)	$(2,397)
Diluted Loss Per Share	$(0.44)	$(0.08)	$(0.07)

The Net Loss from Discontinued Operations for fiscal 2004 is net of tax expense of $2.5 million and for fiscal years 2003 and 2002 is net of tax benefit of $0.1 million and $0.3 million, respectively. The $2.5 million of tax expense in fiscal year 2004 includes a valuation allowance for tax benefits previously recognized by our discontinued units.

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5 – Restructuring and Other Charges

	2004	2003
	(As Restated)
By Expense Type:
Severance	$4,557	$—
Exit-related costs	984	—
Asset reserves	(691)	2,283
Acquisition related costs	265	2,775

Total	$5,115	$5,058

By Segment:
Network Services and Systems	$2,196	$5,058
Information Management	1,039	—
Other	1,880	—

Total	$5,115	$5,058

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

The following table shows the activity related to the restructuring liabilities, which are in included in Other Accrued Liabilities in the Consolidated Balance Sheets:

	Network Services and Systems		Information Management		Other Severance
	Severance	Exit-Related	Severance	Exit- Related		Total
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Current year expense	$1,785	$837	$892	$147	$1,880	$5,541
Cash expenditures	(1,056)	—	(717)	(147)	(1,081)	(3,001)

Balance, May 28, 2004	$729	$837	$175	$—	$799	$2,540

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6 – Property and Equipment, Net

As of May 28, 2004 and May 30, 2003, property and equipment consisted of the following:

(In thousands) Continuing Operations	2004	2003
	(As Restated)	(As Restated)
Land	$1,602	$1,602
Buildings	11,289	11,289
Equipment	64,835	67,012
Software	91,165	75,104
Leasehold improvements	8,999	8,722
Furniture and fixtures	6,741	5,725

	184,631	169,454

Less: accumulated depreciation	(103,965)	(82,842)

	$80,666	$86,612

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

The changes in the carrying amount of goodwill for the year ended May 28, 2004, are as follows:

(In thousands) Goodwill	Network Services and Systems	Information Management	Total
Balance as of May 31, 2002 (As Restated)	$238,733	$36,812	$275,545
Goodwill recorded during year from acquisitions	76,836	—	76,836
Purchase price adjustments	4,013	—	4,013

Balance as of May 30, 2003 (As Restated)	$319,582	$36,812	$356,394

Goodwill recorded during year from acquisitions	171	2,206	2,377
Purchase price adjustments	3,658	—	3,658

Balance as of May 28, 2004 (As Restated)	$323,411	$39,018	$362,429

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8 – Intangible Assets, Net

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

The aggregate amortization expense for fiscal year 2004 was $7.8 million and estimated amortization expense for the next five fiscal years is as follows:

(In thousands)
Estimated Amortization Expense
For year Ending May 27, 2005	$9,866
For year Ending June 02, 2006	$9,866
For year Ending June 01, 2007	$9,816
For year Ending May 30, 2008	$9,526
For year Ending May 29, 2009	$9,411

Note 9 – Retirement Benefits

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NDCHealth Corporation U.S. pension plan asset target allocation for fiscal 2005, and asset allocation at May 28, 2004 and May 30, 2003, are as follows:

	Target Allocation for 2005	Actual
		2004	2003
	%	%	%
Asset Category
Common Stocks	75%	76%	68%
Bonds	20%	19%	26%
Money Market Instruments	5%	5%	6%

	100%	100%	100%

All tax-qualified pension fund investments are held in the NDCHealth Pension Trust. The pension fund strategy is to diversify investments across broad categories of equity and fixed income securities with appropriate use of alternate investment categories to minimize risk and volatility.

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10 – Income Taxes

The provision for income taxes for continuing operations includes:

(In thousands)	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Current tax expense:
Federal	$114	$773	$—
State	224	101	145
Foreign	615	618	—

	953	1,492	145
Deferred tax expense:
Federal	14,019	17,899	12,702
State	1,322	1,738	213

	15,341	19,637	12,915

Total	$16,294	$21,129	$13,060

Our effective tax rates differ from federal statutory rates as follows:

	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal Income tax benefit	2.6%	2.3%	0.8%
Foreign	1.6%	1.2%	—
Loss related to investments	6.9%	3.5%	7.9%
Other	(4.3)%	(2.1)%	(1.0)%

Total	41.8%	39.9%	42.7%

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes as of May 28, 2004 and May 30, 2003 reflect the impact of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. As of May 28, 2004 and May 30, 2003, principal components of deferred tax items were as follows:

(In thousands)	2004	2003
	(As Restated)	(As Restated)
Deferred tax assets:
Net operating loss and credit carry-forwards	$37,168	$29,484
Acquired intangibles	4,437	11,906
Employee benefit plans	8,015	8,336
Deferred revenue	3,797	5,929
Accrued expenses	4,524	5,201
Accrued non-recurring charges	155	5,295
Loss related to investments	6,625	4,018
Other	388	712
Valuation allowance	(15,810)	(13,379)

	49,299	57,502
Deferred tax liabilities:
Property and equipment	33,040	22,568
Prepaid expenses and other	2,470	1,437

	35,510	24,005

Net deferred tax asset	13,789	33,497
Less: current deferred tax asset	28,389	25,778

Non-current deferred tax (liability) asset	$(14,600)	$7,719

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Rent expense on all operating leases for fiscal 2004, 2003 and 2002 was approximately $13.3 million, $11.0 million, and $7.0 million, respectively.

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

Note 12 – Stockholders’ Equity

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant dates:

Exercise Price Range	Number of Shares	Weighted Average Price	Weighted Average Contractual Life	Number of Shares Exercisable	Weighted Average Exercise Price
$ 12.42 - $13.91	643,794	$13.43	3.57 years	481,078	$13.35
$ 14.02 - $17.77	613,142	15.68	4.79 years	401,074	15.47
$ 18.00 - $19.58	993,327	19.49	9.14 years	1,382	18.75
$ 19.67 - $22.79	857,433	21.17	5.03 years	576,069	20.85
$ 22.92 - $23.10	701,262	22.93	8.05 years	15,688	23.05
$ 23.18 - $37.10	862,310	28.17	6.56 years	347,114	26.98

	4,671,268	$20.58	6.41 years	1,822,405	$18.87

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Year Ended May 28, 2004 (As Restated) (In thousands)	Network Services and Systems	Information Management	Pharmacy Benefit Services	Other	Total
Revenue	$258,570	$144,999	$29,908	$—	$433,477
Income (Loss) from Continuing Operations before Income Taxes and Equity in Losses of Affiliated Companies	$35,022	$9,858	$425	$(6,355)	$38,950
Depreciation and Amortization	$24,108	$11,669	$346	$—	$36,123
Total Assets	$664,148	$101,681	$8,768	$70,459	$845,056

Year Ended May 30, 2003 (As Restated) (In thousands)	Network Services and Systems	Information Management	Pharmacy Benefit Services	Other	Total
Revenue	$255,109	$151,744	$12,693	$—	$419,546
Income (Loss) from Continuing Operations before Income Taxes and Equity in Losses of Affiliated Companies	$42,674	$26,840	$241	$(16,814)	$52,941
Depreciation and Amortization	$19,685	$10,301	$308	$—	$30,294
Total Assets	$616,122	$104,993	$4,831	$66,794	$792,740

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended May 31, 2002 (As Restated) (In thousands)	Network Services and Systems	Information Management	Pharmacy Benefit Services	Other	Total
Revenue	$181,766	$145,483	$8,630	$3,629	$339,508
Income (Loss) from Continuing Operations before Income Taxes and Equity in Losses of Affiliated Companies	$44,587	$26,346	$298	$(40,670)	$30,561
Depreciation and Amortization	$12,644	$10,075	$168	$424	$23,311
Total Assets	$498,706	$112,789	$3,260	$50,103	$664,858

The following table presents information about our continuing operations in different geographic regions for and as of the years ended May 28, 2004, May 30, 2003, and May 31, 2002:

(In thousands)	2004	2003	2002
	(As Restated)	(As Restated)	(As Restated)
Revenue:
United States	$422,858	$411,328	$333,697
All other	10,619	8,218	5,811

Total revenue	$433,477	$419,546	$339,508

Long-lived assets:
United States	$79,895	$86,414	$82,156
All other	771	198	107

Total long-lived assets	$80,666	$86,612	$82,263

Note 14 – Related Party Transactions

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

Note 15 – Commitments and Contingencies

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In proceedings before the German courts instituted by IMS Health on December 21, 2000, IMS Health has alleged copyright infringement against each of Pharma Intranet Information AG, or PI, the company from whom we purchased certain assets of our German business, and us, and we each have contested the validity of IMS Health’s alleged copyright. In these proceedings, IMS Health obtained an injunction from the Frankfurt Regional Court to prevent each of PI and us from distributing data in the contested format. On August 13, 2002, the Frankfurt Court of Appeals ruled in our favor by dismissing the preliminary injunction against our use of the industry standard data structure. This decision is final and is not subject to further appeal by IMS Health. On September 17, 2002 the Frankfurt Court of Appeals issued a judgment in the main proceedings against PI. While validating a copyright in the structure, the Court held that IMS Health has no standing to sue to enforce the copyright. The Court also determined that IMS Health does not own the copyright. The Court further denied IMS Health’s claims under the EU Database Directive for protection of the data structure involved. Finally, the Court found that PI breached the German Act Against Unfair Trade Practices (UGW) by reason of identically copying the data structure. We have not sold or used the data structure initially used by PI. We do not own PI and PI is no longer actively conducting business. The case against us remains pending before the Frankfurt Regional Court at this time. On April 29, 2004, and upon referral by the Frankfurt Regional Courts on questions involving interpretations of European Competition laws, the European Court of Justice in Luxembourg found in favor of the Company, finding that if IMS holds a valid, enforceable copyright, then the Company should be entitled to a compulsory license from IMS Health to the extent it can demonstrate that it offers “a new product” in circumstances where IMS Health is “capable of eliminating all competition on the relevant market.” This clarification of law has been referred back to the Frankfurt Regional Court and is pending review.

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

On April 7, 2004, a putative class action, captioned Garfield v. NDCHealth Corp., et al., (the “Garfield Case”) was filed on behalf of all purchasers of NDCHealth Corporation (“NDC” or “the Company”) common stock during the period October 1, 2003 through March 31, 2004 against NDC and two of the Company’s officers, Walter Hoff (“Hoff”) and Randolph Hutto (“Hutto”) in the United States District Court for the Northern District of Georgia. The Complaint alleges that the Company employed improper revenue recognition practices in violation of Generally Accepted Accounting Principles. The Complaint was filed shortly after NDC’s April 1, 2004 announcement that it would delay the release of its fiscal third quarter financial results pending the completion of a special independent review of the timing of recognition of revenue related to sales of NDC’s physician practice management systems through value added resellers. The Complaint asserts violations of

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder the Section 20(a) of the Exchange Act. The lawsuit seeks unspecified damages, attorneys fees and costs, and interest. The Company intends to vigorously defend itself.

On April 22, 2004, another putative class action captioned Datwani v. NDCHealth Corp., et al. was filed on behalf of all purchasers of NDC common stock during the period October 1, 2003 through March 31, 2004 against NDC, Hoff and Hutto in the United States District Court for the Eastern District of Pennsylvania. The lawsuit was voluntarily dismissed by the plaintiffs on July 20, 2004.

On April 28, 2004, a lawsuit was filed against us in the General Court of Justice, Superior Court Division, in the State of North Carolina, County of Forsyth, by Carolina Coupon Clearing, Inc., d/b/a Carolina Services Company, Inc. (“CSC”). CSC has sued us for alleged unfair trade practices under N.C. Gen. Stat. §75-1.1, alleged tortuous interference and the supposed breach of certain alleged contracts. CSC seeks temporary, preliminary and permanent injunctions against us, damages in excess of $20,000, treble damages pursuant to N.C. Gen. Stat. §75-16, reasonable attorneys’ fees, and incidental and consequential damages. We have removed CSC’s lawsuit to federal district court and answered the lawsuit suit by denying CSC’s legal claims and denying CSC is owed any damages. We have also filed a counterclaim asserting that: 1) to the extent one of the agreements at issue is an enforceable contract between CSC and us, CSC has breached such contract; and 2) CSC has committed unfair trade practices under N.C. Gen. Stat. §75-1.1. We deny any liability to CSC and intend to vigorously defend against CSC’s claims, as well as vigorously prosecute our counterclaims. The parties are presently discussing settlement of this matter, however we are unable to predict the eventual outcome of the settlement.

Additionally, we are party to a number of other claims and lawsuits incidental to our business. We believe that the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations.

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16 – Supplemental Cash Flow Information

Supplemental cash flow disclosures and non-cash investing and financing activities for the years ended May 28, 2004, May 30, 2003, and May 31, 2002 are as follows:

(In thousands)	2004	2003	2002
Supplemental cash flow information:
Net income taxes (refunded) paid	$(155)	$(1,558)	$986
Interest paid	30,410	8,396	8,306
Supplemental non-cash investing and financing activities:
Capital leases entered into in exchange for property and equipment	1,275	94	2,151
Non-cash investment in MedUnite, Inc	—	—	37,458
Stock and warrants issued in the ArcLight acquisition	14,364	—	—

In fiscal 2004, 2003 and 2002, we acquired various businesses that were accounted for as purchases (see Notes 3 and 7):

(In thousands)	2004	2003	2002
Fair value of assets acquired	$16,315	$109,700	$186,624
Notes and deferred payments	—	—	(520)
Stock issued	(10,000)	—	(12,000)
Warrants issued	(4,364)	—	—
Cash acquired	1,983	—	(7,349)
Liabilities assumed	(3,934)	—	(50,639)

Cash paid for acquisitions	$—	$109,700	$116,116

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17 – Quarterly Consolidated Financial Information (Unaudited)

Quarterly results and impact of restatement are shown in the tables below.

(In thousands, except per share data)	Quarter Ended
Fiscal Year 2004	August 29, 2003	Impact of Restatement	August 29, 2003	November 28, 2003	Impact of Restatement	November 28, 2003	February 27, 2004	Impact of Restatement	February 27, 2004	May 28, 2004	Impact of Restatement	May 28, 2004
	As Restated		Previous	As Restated		Previous	As Restated		Previous	As Restated		Previous

Revenue	$102,665	$(976)	$103,641	$109,238	$(1,185)	$110,423	$111,321	$570	$110,751	$110,253	$(1,215)	$111,468

Operating Expenses:
Cost of Service	51,496	70	51,426	53,593	544	53,049	54,836	642	54,194	64,233	(144)	64,377
Sales, General and Administrative	22,302	247	22,055	23,618	80	23,538	24,549	(40)	24,589	26,491	(179)	26,670
Depreciation and Amortization	8,641	62	8,579	8,756	62	8,694	9,000	73	8,927	9,726	58	9,668
Restructuring and Other Charges	1,499	—	1,499	1,798	—	1,798	—	—	—	1,818	—	1,818

	83,938	379	83,559	87,765	686	87,079	88,385	675	87,710	102,268	(265)	102,533

Operating Income	18,727	(1,355)	20,082	21,473	(1,871)	23,344	22,936	(105)	23,041	7,985	(950)	8,935

Other Income (Expense):
Interest and Other Income	102	—	102	155	—	155	114	—	114	99	—	99
Interest and Other Expense	(7,221)	192	(7,413)	(7,319)	1	(7,320)	(6,720)	—	(6,720)	(6,328)	—	(6,328)
Minority Interest in (Earnings) Losses	(151)	—	(151)	(267)	—	(267)	(80)	—	(80)	63	—	63
Early Extinguishment of Debt	—	—	—	—	—	—	—	—	—	(143)	—	(143)
Loss Related to Investments	—	—	—	—	—	—	—	—	—	(4,475)	—	(4,475)

	(7,270)	192	(7,462)	(7,431)	1	(7,432)	(6,686)	—	(6,686)	(10,784)	—	(10,784)

Income (Loss) from Continuing Operations before Income Taxes	11,457	(1,163)	12,620	14,042	(1,870)	15,912	16,250	(105)	16,355	(2,799)	(950)	(1,849)
Provision for Income Taxes	4,296	(436)	4,732	5,256	(701)	5,957	6,094	(39)	6,133	648	780	(132)

Income (Loss) from Continuing Operations	7,161	(727)	7,888	8,786	(1,169)	9,955	10,156	(66)	10,222	(3,447)	(1,730)	(1,717)
Loss from Discontinued Operations	(534)	—	(534)	(1,221)	—	(1,221)	(946)	—	(946)	(13,104)	910	(14,014)

Net Income (Loss)	$6,627	$(727)	$7,354	$7,565	$(1,169)	$8,734	$9,210	$(66)	$9,276	$(16,551)	$(820)	$(15,731)

Basic Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.21	$(0.02)	$0.23	$0.25	$(0.04)	$0.29	$0.29	$—	$0.29	$(0.10)	$(0.05)	$(0.05)

Discontinued Operations	$(0.02)	$—	$(0.02)	$(0.04)	$—	$(0.04)	$(0.03)	$—	$(0.03)	$(0.37)	$0.02	$(0.39)

Basic Earnings (Loss) Per Share	$0.19	$(0.02)	$0.21	$0.22	$(0.03)	$0.25	$0.26	$—	$0.26	$(0.47)	$(0.03)	$(0.44)

Shares	34,746		34,746	34,824		34,824	35,232		35,232	35,569		35,569
Diluted Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.20	$(0.02)	$0.22	$0.25	$(0.03)	$0.28	$0.28	$—	$0.28	$(0.10)	$(0.05)	$(0.05)

Discontinued Operations	$(0.02)	$—	$(0.02)	$(0.03)	$—	$(0.03)	$(0.03)	$—	$(0.03)	$(0.37)	$0.02	$(0.39)

Diluted Earnings (Loss) Per Share	$0.19	$(0.02)	$0.21	$0.21	$(0.04)	$0.25	$0.25	$(0.01)	$0.26	$(0.47)	$(0.03)	$(0.44)

Shares	35,114		35,114	35,619		35,619	36,284		36,284	35,569		35,569

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)	Quarter Ended
Fiscal Year 2003	August 30, 2002	Impact of Restatement	August 29, 2002	November 29, 2002	Impact of Restatement	November 29, 2002	February 28, 2003	Impact of Restatement	February 28, 2003	May 30, 2003	Impact of Restatement	May 30, 2003
	As Restated		Previous	As Restated		Previous	As Restated		Previous	As Restated		Previous
Revenue	$98,218	$1,310	$96,908	$102,950	$727	$102,223	$105,988	$441	$105,547	$112,390	$1,098	$111,292

Operating Expenses:
Cost of Service	49,730	610	49,120	50,031	690	49,341	51,125	749	50,376	56,019	995	55,024
Sales, General and Administrative	20,502	1,467	19,035	21,324	388	20,936	21,525	348	21,177	24,339	778	23,561
Depreciation and Amortization	7,348	37	7,311	7,243	37	7,206	7,922	37	7,885	7,781	37	7,744
Restructuring and Other Charges	—	—	—	—	—	—	2,283	—	2,283	2,775	—	2,775

	77,580	2,114	75,466	78,598	1,115	77,483	82,855	1,134	81,721	90,914	1,810	89,104

Operating Income	20,638	(804)	21,442	24,352	(388)	24,740	23,133	(693)	23,826	21,476	(712)	22,188

Other Income (Expense):
Interest and Other Income	256	—	256	214	—	214	311	—	311	411	—	411
Interest and Other Expense	(3,631)	(500)	(3,131)	(3,387)	—	(3,387)	(7,503)	—	(7,503)	(7,330)	(192)	(7,138)
Minority Interest in (Earnings) Losses	(139)	—	(139)	60	—	60	(194)	—	(194)	1,088	—	1,088
Early Extinguishment of Debt	—	—	—	(921)	—	(921)	(1,438)	—	(1,438)	—	—	—
Loss Related to Investments	—	—	—	—	—	—	(14,955)	—	(14,955)	500	—	500

	(3,514)	(500)	(3,014)	(4,034)	—	(4,034)	(23,779)	—	(23,779)	(5,331)	(192)	(5,139)

Income (Loss) from Continuing Operations before Income Taxes	17,124	(1,304)	18,428	20,318	(388)	20,706	(646)	(693)	47	16,145	(904)	17,049
Provision for Income Taxes	6,167	(469)	6,636	7,316	(139)	7,455	1,833	(1,385)	3,218	5,813	(325)	6,138

Income (Loss) from Continuing Operations	10,957	(835)	11,792	13,002	(249)	13,251	(2,479)	692	(3,171)	10,332	(579)	10,911
Loss from Discontinued Operations	(738)	(111)	(627)	(686)	(112)	(574)	(640)	(111)	(529)	(563)	(112)	(451)

Net Income (Loss)	$10,219	$(946)	$11,165	$12,316	$(361)	$12,677	$(3,119)	$581	$(3,700)	$9,769	$(691)	$10,460

Basic Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.32	$(0.02)	$0.34	$0.38	$—	$0.38	$(0.07)	$0.02	$(0.09)	$0.30	$(0.01)	$0.31

Discontinued Operations	$(0.02)	$—	$(0.02)	$(0.02)	$—	$(0.02)	$(0.02)	$—	$(0.02)	$(0.02)	$(0.01)	$(0.01)

Basic Earnings (Loss) Per Share	$0.30	$(0.02)	$0.32	$0.36	$(0.01)	$0.37	$(0.09)	$0.02	$(0.11)	$0.28	$(0.02)	$0.30

Shares	34,474		34,474	34,559		34,559	34,623		34,623	34,682		34,682
Diluted Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.31	$(0.02)	$0.33	$0.37	$—	$0.37	$(0.07)	$0.02	$(0.09)	$0.30	$(0.01)	$0.31

Discontinued Operations	$(0.02)	$—	$(0.02)	$(0.02)	$(0.01)	$(0.01)	$(0.02)	$—	$(0.02)	$(0.02)	$(0.01)	$(0.01)

Diluted Earnings (Loss) Per Share	$0.29	$(0.03)	$0.32	$0.35	$(0.01)	$0.36	$(0.09)	$0.02	$(0.11)	$0.28	$(0.02)	$0.30

Shares	39,196		39,196	38,856		38,856	34,623		34,623	34,992		34,992

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Statement of Operations for the Twelve Months Ended May 28, 2004 (In thousands) (As Restated)	NDCHealth Corporation	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenue	$238,479	$162,226	$32,772	$—	$433,477
Operating Expenses
Cost of Service	92,815	102,868	28,475	—	224,158
Other Operating Expenses	87,381	46,901	3,916	—	138,198

	180,196	149,769	32,391	—	362,356
Operating Income	58,283	12,457	381	—	71,121
Other Income/Expense	(30,924)	268	(455)	(1,060)	(32,171)
Income from Continuing Operations	27,359	12,725	(74)	(1,060)	38,950
Provision for Income Taxes	9,997	6,728	(28)	(403)	16,294
Discontinued Operations	—	—	(15,805)	—	(15,805)

Net Income	$17,362	$5,997	$(15,851)	$(657)	$6,851

Statement of Operations for the Twelve Months Ended May 30, 2003 (In thousands) (As Restated)	NDCHealth Corporation	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenue	$246,233	$160,619	$12,694	$—	$419,546
Operating Expenses
Cost of Service	97,226	97,690	10,421	1,568	206,905
Other Operating Expenses	74,353	47,005	1,966	(282)	123,042

	171,579	144,695	12,387	1,286	329,947
Operating Income	74,654	15,924	307	(1,286)	89,599
Other Income/Expense	(51,151)	72,874	(66)	(58,315)	(36,658)
Income from Continuing Operations	23,503	88,798	241	(59,601)	52,941
Provision for Income Taxes	9,038	11,800	87	204	21,129
Discontinued Operations	—	—	(2,627)	—	(2,627)

Net Income	$14,465	$76,998	$(2,473)	$(59,805)	$29,185

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Operations for the Twelve Months Ended May 31, 2002 (In thousands) (As Restated)	NDCHealth Corporation	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenue	$179,262	$151,616	$8,630	$—	$339,508
Operating Expenses
Cost of Service	63,361	95,813	6,173	—	165,347
Other Operating Expenses	46,853	46,177	2,054	1,036	96,120

	110,214	141,990	8,227	1,036	261,467
Operating Income	69,048	9,626	403	(1,036)	78,041
Other Income/Expense	(46,318)	(1,057)	(105)	—	(47,480)
Income from Continuing Operations	22,730	8,569	298	(1,036)	30,561
Provision for Income Taxes	10,149	3,162	101	(352)	13,060
Equity in Losses of Affiliated Companies	(1,359)	—	(1,514)	—	(2,873)
Discontinued Operations	—	—	(2,397)	—	(2,397)

Net Income	$11,222	$5,407	$(3,714)	$(684)	$12,231

Statement of Cash Flows for the Twelve Months Ended May 28, 2004 (In thousands) (As Restated)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$15,494	$7,865	$(15,851)	$(657)	$6,851
Adjustments to reconcile net income (loss) to cash provided by operating activities:	58,124	12,284	16,370	(308)	86,470
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:	10,997	(14,628)	7,605	4,745	8,719

Net cash provided by operating activities	84,615	5,521	8,124	3,780	102,040
Cash flows from investing activities:	(50,342)	(5,564)	(3,694)	—	(59,600)
Cash flows from financing activities:	(22,533)	(721)	4,198	(3,780)	(22,836)
Cash flows from discontinued operations:	—	—	(7,137)	—	(7,137)

Increase (decrease) in cash and cash equivalents	11,740	(764)	1,491	—	12,467
Cash and cash equivalents, beginning of period	12,698	1,491	961	—	15,150

Cash and cash equivalents, end of period	$24,438	$727	$2,452	$—	$27,617

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows for the Twelve Months Ended May 30, 2003 (In thousands) (As Restated)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$15,245	$76,218	$(2,473)	$(59,805)	$29,185
Adjustments to reconcile net income (loss) to cash provided by operating activities:	62,424	13,265	3,248	(706)	78,231
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:	(5,723)	(80,118)	3,141	72,087	(10,613)

Net cash provided by operating activities	71,946	9,365	3,916	11,576	96,803
Cash flows from investing activities:	(141,364)	(7,340)	(5,615)	—	(154,319)
Cash flows from financing activities:	70,336	(724)	10,237	(11,576)	68,273
Cash flows from discontinued operations:	—	—	(8,396)	—	(8,396)

Increase (decrease) in cash and cash equivalents	918	1,301	142	—	2,361
Cash and cash equivalents, beginning of period	11,780	191	818	—	12,789

Cash and cash equivalents, end of period	$12,698	$1,492	$960	$—	$15,150

Statement of Cash Flows for the Twelve Months Ended May 31, 2002 (In thousands) (As Restated)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$10,959	$5,670	$(3,714)	$(684)	$12,231
Adjustments to reconcile net income (loss) to cash provided by operating activities:	61,710	11,556	(33,803)	13,514	52,977
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:	(22,178)	(6,075)	40,925	(12,959)	(287)

Net cash provided by operating activities	50,491	11,151	3,408	(129)	64,921
Cash flows from investing activities:	(153,219)	(11,164)	5,319	—	(159,064)
Cash flows from financing activities:	103,626	13	(13,683)	—	89,956
Cash flows from discontinued operations:	—	—	5,122	—	5,122

Increase (decrease) in cash and cash equivalents	898	—	166	(129)	935
Cash and cash equivalents, beginning of period	10,882	191	652	129	11,854

Cash and cash equivalents, end of period	$11,780	$191	$818	$—	$12,789

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet as of May 28, 2004 (In thousands) (As Restated)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$24,438	$727	$2,452	$—	$27,617
Accounts receivable	42,495	20,933	5,682	—	69,110
Prepaid expenses and other current assets	65,193	14,003	413	(13,685)	65,924
Total assets from discontinued operations	—	—	76,528	(6,069)	70,459

Total current assets	132,126	35,663	85,075	(19,754)	233,110

Property, equipment and capital use software, net	108,243	31,512	2,478	—	142,233
Goodwill and intangible assets, net	389,279	37,126	7,784	—	434,189
Investments and other	258,484	—	28	(222,988)	35,524
Intercompany receivables	79,070	(23,127)	(6,396)	(49,547)	—

Total Assets	$967,202	$81,174	$88,969	$(292,289)	$845,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$33,011	$500	$145	$—	$33,656
Accounts payable, accrued liabilities and other	91,928	38,641	6,517	(247)	136,839
Total liabilities from discontinued operations	—	—	40,581	(15,820)	24,761

Total current liabilities	124,939	39,141	47,243	(16,067)	195,256

Long-term liabilities	317,533	2,881	272	(34)	320,652

Total liabilities	442,472	42,022	47,515	(16,101)	515,908

Minority interest in equity of subsidiaries	—	—	1,312	1	1,313
Stockholders' equity	524,730	39,152	40,142	(276,189)	327,835

Total Liabilities and Stockholders’ Equity	$967,202	$81,174	$88,969	$(292,289)	$845,056

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet as of May 30, 2003 (In thousands) (As Restated)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$12,698	$1,491	$961	$—	$15,150
Accounts receivable	46,379	20,053	1,265	—	67,697
Prepaid expenses and other current assets	52,297	12,854	1,886	(8,508)	58,529
Total assets from discontinued operations	—	—	61,099	5,695	66,794

Total current assets	111,374	34,398	65,211	(2,813)	208,170

Property, equipment and capital use software, net	100,174	34,939	719	—	135,832
Goodwill and intangible assets, net	369,027	39,012	—	454	408,493
Investments and other	325,971	263	3,455	(289,444)	40,245
Intercompany receivables	45,391	(38,701)	(223)	(6,467)	—

Total Assets	$951,937	$69,911	$69,162	$(298,270)	$792,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,809	$663	$—	$—	$7,472
Accounts payable, accrued liabilities and other	72,436	28,108	14,875	(5,948)	109,471
Total liabilities from discontinued operations	—	—	18,686	—	18,686

Total current liabilities	79,245	28,771	33,561	(5,948)	135,629

Long-term liabilities	378,590	3,220	—	(21,452)	360,358

Total liabilities	457,835	31,991	33,561	(27,400)	495,987

Minority interest in equity of subsidiaries	—	—	878	—	878
Stockholders’ equity	494,102	37,920	34,723	(270,870)	295,875

Total Liabilities and Stockholders’ Equity	$951,937	$69,911	$69,162	$(298,270)	$792,740

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19 - Subsequent Events

SEC Investigation

As disclosed by the Company on January 12, 2005, the SEC has informed us that its previously disclosed informal inquiry was converted to a formal investigation. The Company is cooperating with the SEC in its investigation. At this time we cannot predict how long the investigation will last or what the results of the investigation will be.

Legal Update

On September 1, 2004, a second amended complaint was filed in the Garfield Case. The second amended complaint added Messrs. Miller, Shenk, FitzGibbons and Adrean, as well as Ernst & Young, as defendants. The second amended complaint generally alleges, among other things, that members of a purported class of stockholders who purchased common stock between October 1, 2003 and August 9, 2004 were damaged as a result of (i) improper revenue recognition practices in the Company’s physician business unit; (ii) the failure to timely write-down the Company’s investment in MedUnite; and (iii) the improper capitalization and amortization of costs associated with software development. The second amended complaint alleges that, as a result of such conduct, the Company’s previously issued financial statements were materially false and misleading, thereby causing the prices of the Company’s common stock to be inflated artificially. The second amended complaint asserts violations of Section 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and seeks unspecified monetary damages and other relief. On October 13, 2004, the Company and the individual defendants filed a motion to dismiss the second amended complaint. The motion is fully briefed and the parties are currently awaiting a decision by the court.

On April 28, 2004, a lawsuit was filed against us in the General Court of Justice, Superior Court Division, in the State of North Carolina, County of Forsyth, by Carolina Coupon Clearing, Inc., d/b/a Carolina Services Company, Inc. This matter was settled by the parties on a confidential basis which settlement did not require either party to pay any funds to the other.

Debt and Equity Update

On August 20, 2004 and November 22, 2004, the Company’s Senior Credit Facility was amended to provide additional flexibility for fiscal year 2005. The Senior Credit Facility contains certain financial and non-financial covenants.

On February 23, 2005, the Company’s Senior Credit Facility was amended to allow the Company to make an additional borrowing under the Revolving Credit Line of the Senior Credit Facility and to, among other things, revise the Company’s total leverage ratio for the third quarter of fiscal 2005.

The Company’s delay in providing its financial statements to its senior lenders under its Senior Credit Facility and in filing its Quarterly Report on Form 10-Q for the quarter ended November 26, 2004 with the SEC as required by the indenture for its 10½% Senior Subordinated Notes due 2012 constituted defaults under its Senior Credit Facility and Note indenture, respectively. On March 16, 2005, the Company secured conditional waivers from the requisite number of lenders under its Senior Credit Facility and the requisite number of holders of its Notes pursuant to which the senior lenders and Note holders have agreed to waive the defaults under the Senior Credit Facility and the Note indenture provided the Company files its Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2004 and restated financial results on Annual Report on Form 10-K/A

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the fiscal year ended May 28, 2004 and Quarterly Report on Form 10-Q/A for the quarterly period ended August 27, 2004 and delivers current and amended financial statements to the senior lenders as filed with the SEC. By making such filings, the Company satisfied the condition precedent to these waivers and the waivers became effective. The Company expects to be in compliance with the Senior Credit Facility’s financial covenants for the next twelve months.

On February 3, 2005, the Company announced that it would not pay its regular quarterly dividend of $0.04 for the second fiscal quarter ended November 26, 2004 due to the delay in filing the financial statements for its second fiscal quarter as the payment of dividends by the Company is restricted as long as any default or event of default under its Senior Credit Facility and its 10½ % Senior Subordinated Notes continues.

Sale of Assets

In the second quarter of fiscal 2005, the Company completed the sale of its UK operations which resulted in a net gain of $1.7 million or $0.05 per share.

The Company is also negotiating with interested buyers for the remaining German portion of its European business. Based on these negotiations, the Company adjusted the carrying value of this asset in the first two fiscal quarters of 2005 in the amount of $7.6 million and $7.4 million, respectively, to record this asset on its balance sheet at its estimated net realizable value.

On March 17, 2005, the Company completed the sale of its Canadian pharmacy transaction business and signed a definitive agreement to sell its Canadian pharmacy system assets for a combined $14.5 million. The Company expects to record a loss related to these sales in the amount of approximately $3.5 million. The proceeds from the sale will be used to pay down senior debt.

The Company’s Pharmacy Benefit Services business is a 49.5%-owned subsidiary in which the Company has voting control. The contribution of this business to the Company’s total profit is currently not significant. As part of the Company’s consideration of strategic alternatives for increasing focus and reducing debt outstanding, the Company has entered into a definitive agreement for the sale of its interest to one of the minority partners in this business, which includes members of management of this business. This agreement is subject to the satisfaction of certain conditions and there can be no assurance that these conditions will be satisfied. If this transaction is not consummated, the Company’s current plans are to continue its ownership of this business with its current partners.

Strategic Alternatives

On February 24, 2005, the Board of Directors of NDCHealth issued a press release announcing that the independent directors of the Board approved the engagement of The Blackstone Group L.P. to assist the Board in its evaluation of strategic alternatives with the objective of maximizing stockholder value over a reasonable period of time.

NDCHealth Corporation

CONSOLIDATED SCHEDULE II

Valuation and Qualifying Accounts

(In thousands)
		Additions
Description	Balance at Beginning of Period	1 Charged to Costs and Expenses	2 Acquired/ (Divested) Balances	Uncollectible Accounts Write-Off	Balance at End of Period
Trade Receivable Allowances
May 31, 2002 (As Restated)	$6,035	$3,161	$239	$4,190	$5,245
May 30, 2003 (As Restated)	$5,245	$6,328	$—	$5,199	$6,374
May 28, 2004 (As Restated)	$6,374	$9,261	$—	$8,067	$7,568

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

The Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

Based upon the evaluation it was determined that, for the reasons described below, the Company’s disclosure controls and procedures were not effective as of the end of the fiscal period covered by this report to give reasonable assurance in alerting it in a timely fashion to material information relating to NDCHealth that is required to be included in the reports that the Company files under the Exchange Act.

As previously disclosed in January 2005, we engaged in a review and analysis of practices regarding software exchanges in our Physician business and their impact on revenue recognition. Additionally, we have revised our revenue recognition practices for our IHR products within our Information Management segment. As a result of our efforts, we have determined that Net Income should be adjusted. In addition, in reviewing our past practices, procedures and processes, we determined that there needed to be revisions to such practices, procedures and processes. In this regard, we concluded there were a material weaknesses in our internal controls over revenue recognition and over the financial statement close process. We have taken, and continue to take, steps to rectify these matters.

Based upon our review and analysis, we determined that adjustments related to Physician software exchanges and Information Management revenue recognition should be recorded. We also determined that the adjustment required a restatement of our financial results for each of the fiscal years ended May 28, 2004, May 30, 2003, and May 31, 2002, as well as our interim results for the quarter ended August 27, 2004, to reflect the impact of the adjustments on each of the periods presented.

In connection with the aforementioned review, we also determined that adjustments relating to other items should be recorded. These adjustments are also reflected in the restatement of financial results described above.

Furthermore, on March 17, 2005, we received a material weakness letter from our Independent Registered Public Accounting Firm, Ernst & Young LLP, regarding these same issues.

To date, we have taken steps to improve our internal controls including the following:

•	Revised our practices in Physician services to terminate all software exchanges in policy and practice with our VARs except when both the purchase and associated exchange of products occur within the same fiscal quarter that a new software version is released;

•	Brought a new general manager and a new financial manager into our Physician unit;

•	Added resources to the corporate accounting department to allow for more thorough analysis and determination of appropriate revenue recognition and to improve the financial statement close process;

•	Enhanced process for reviewing and monitoring sales contracts to properly develop revenue recognition;

•	Augmented review of these transactions to ensure adherence to our revenue recognition policies; and

•	Improved process for documentation and review of significant accounting entries, including revenue recognition.

We intend to continue to monitor our internal controls, and if further improvements or enhancements are identified, we will take steps to implement such improvements or enhancements. In addition, the Company is undertaking a thorough review of its internal controls as part of the Company’s preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires the Company’s management to report on, and the Independent Registered Public Accounting Firm to attest to, the effectiveness of the Company’s internal control structure and procedures for financial reporting. The Company expects it will not be able to fully remediate these deficiencies by May 27, 2005, given the efforts needed to completely remediate the internal control material weaknesses associated with revenue recognition, and the financial statement close process, as described above. In the event the Company has material weaknesses in internal controls relating to the process of revenue recognition and/or the financial statement close process at May 27, 2005, the Company’s management will disclose such weaknesses in its report and will not be able to conclude that the Company’s internal control over financial reporting was effective at such date. Similarly, the Company believes that such material weaknesses would be referenced in an adverse opinion on the effectiveness of internal control over financial reporting from our Independent Registered Public Accounting Firm around internal controls. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Other than the changes identified above, there have been no changes to the Company’s internal controls over financial reporting that occurred since the beginning of the Company’s fourth quarter fiscal year 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

It should be noted that the design of any system of controls is based upon certain assumptions about the likelihood of future events, and there can be no assurance that such design will succeed in achieving its stated objective under all potential future conditions, regardless of how remote.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We hereby incorporate by reference the information contained under the heading “Election of Directors—Certain Information Concerning the Nominees and Other Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” from our definitive Proxy Statement (the “2004 Proxy Statement”) delivered to the stockholders of NDCHealth in connection with the 2004 Annual Meeting of Stockholders held on October 28, 2004. Certain information relating to our executive officers appears under Item 1 in Part I of this Annual Report on Form 10-K/A.

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Listing of Financial Statements

The following consolidated financial statements for the Registrant and its subsidiaries are included in Part II, Item 8 of this report and are filed as a part hereof:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm dated August 4, 2004, except for subheading 2 of Note 2 and Note 19, as to which the date is March 17, 2005.

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

(ii) Form of Indenture between the Registrant and Regions Bank, as Trustee, relating to Registrant’s 10 1/2% Senior Subordinated Notes due 2012 (filed as Exhibit 4(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2002, file No. 001-12392, and incorporated herein by reference.)

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

(iv) Amended and Restated Intercompany Systems/Network Services Agreement, dated as of June 1, 2003 by and between the Registrant and Global Payments Inc. (Incorporated by reference to Exhibit 10(iv) to the Registrant’s original Annual Report on Form 10-K for the fiscal year ended May 28, 2004).

(v) Lease Agreement between the Registrant and Global Payments Inc., dated April 1, 2004. (Incorporated by reference to Exhibit 10(v) to the Registrant’s original Annual Report on Form 10-K for the fiscal year ended May 28, 2004).

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

(xvii) 2004 Non-Employee Directors Compensation Plan, dated May 14, 2004. (Incorporated by reference to Exhibit 10(xvii) to the Registrant’s original Annual Report on Form 10-K for the fiscal year ended May 28, 2004).

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

(xxi) Second Amendment to the Retirement Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(xxi) to the Registrant’s original Annual Report on Form 10-K for the fiscal year ended May 28, 2004).

(xxii) 1987 Stock Option Plan, as amended (incorporated by reference from Exhibit 10 to the Registrant’s Registration Statement on Form S-8, No. 333-05449).

(xxiii) Amendment to the 1987 Stock Option Plan. (Incorporated by reference to Exhibit 10(xxiii) to the Registrant’s original Annual Report on Form 10-K for the fiscal year ended May 28, 2004).

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

(xxvii) Amendment to the C.I.S. Technologies, Inc. HCC Management Stock Option Plan. (Incorporated by reference to Exhibit 10(xxvii) to the Registrant’s original Annual Report on Form 10-K for the fiscal year ended May 28, 2004).

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

(xxxiv) Amendment to the 1984 Non-Employee Director Stock Option Plan. (Incorporated by reference to Exhibit 10(xxxiv) to the Registrant’s original Annual Report on Form 10-K for the fiscal year ended May 28, 2004).

(xxxv) 1997 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10(xxxv) to the Registrant’s original Annual Report on Form 10-K for the fiscal year ended May 28, 2004).

(xxxvi) Amended and Restated 2000 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10(xxxvi) to the Registrant’s original Annual Report on Form 10-K for the fiscal year ended May 28, 2004).

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

(xli) Employment Agreement between Lee Adrean and the Registrant dated May 11, 2004. (Incorporated by reference to Exhibit 10(xli) to the Registrant’s original Annual Report on Form 10-K for the fiscal year ended May 28, 2004).

21 Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s original Annual Report on Form 10-K for the fiscal year ended May 28, 2004).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NDCHealth Corporation has duly caused this amendment to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NDCHealth Corporation

By:	/s/ WALTER M. HOFF
Walter M. Hoff,
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ LEE ADREAN
Lee Adrean
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ JAMES W. FITZGIBBONS
James W. FitzGibbons
Chief Accounting Officer

Date: March 21, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant as of March 17, 2005.

Signature	Title

/s/ WALTER M. HOFF Walter M. Hoff	Chairman of the Board

/s/ NEIL WILLIAMS Neil Williams	Lead Director

/s/ J. VERONICA BIGGINS J. Veronica Biggins	Director

/s/ TERRI A. DIAL Terri A. Dial	Director

/s/ LAURIE GLIMCHER Laurie Glimcher	Director

/s/ JEFFREY P. KOPLAN Jeffrey P. Koplan	Director

/s/ KURT M. LANDGRAF Kurt M. Landgraf	Director

/s/ JAMES F. MCDONALD James F. McDonald	Director

/s/ STEVEN J. SHULMAN Steven J. Shulman	Director

NDCHEALTH CORPORATION

FORM 10-K/A

INDEX TO EXHIBITS

Exhibit Numbers	Description

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31(i)	Rule 13a-14(a)/15d-14(a) Certification of Walter M. Hoff

31(ii)	Rule 13a-14(a)/15d-14(a) Certification of Lee Adrean

32	Section 1350 Certification