Form 10-Q/A
period 2004-08-27
NDCHEALTH CORP
filed 2005-03-21
CIK 70033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Common Stock, Par Value $.125 – 36,054,270 shares

outstanding as of March 8, 2005

NDCHEALTH CORPORATION

FORM 10-Q/A

FOR THE FISCAL QUARTER ENDED AUGUST 27, 2004

EXPLANATORY NOTE

Prior to the issuance of the November 26, 2004 interim financial statements, the Company determined that it was appropriate to restate previously issued financial statements to record adjustments for correction of errors resulting from various accounting matters described herein (see Note 2 to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report). The restated financial statements for the fiscal quarters ended August 27, 2004 and August 29, 2003 are reflected in this Quarterly Report on Form 10-Q/A for the quarterly period ended August 27, 2004. Concurrently herewith, the Company is filing its Annual Report on Form 10-K/A for the fiscal year ended May 28, 2004, to reflect the restated financial statements for the fiscal years ended May 28, 2004, May 30, 2003 and May 31, 2002.

A summary of the impact of the restatement for the first quarter of fiscal years 2005 and 2004 is as follows:

(In thousands, except per share data)	First Quarter of Fiscal Year
	2005	2004
Revenue	$418	$(976)
Operating Income	$54	$(1,355)
Net Income	$33	$(727)
Diluted Earnings Per Share From Continuing Operations	$—	$(0.02)

These adjustments can be grouped into three general categories. Following are descriptions of the adjustments made including the impact on the Condensed Consolidated Statement of Operations for the first fiscal quarters of 2005 and 2004.

A)	Physician Software Exchanges: In late October 2004, we identified certain practices regarding the exchange of physician software inventory held by value-added resellers (“VARs”) that were inconsistent with the Company’s policies. The practice within the Physician Group was to allow the VARs to exchange products outside the Company’s published 90-day exchange policy. Following our review and analysis, we determined that it was appropriate to restate prior-period results beginning with our fiscal year ended May 31, 2002 through the first quarter of fiscal 2005 ended August 27, 2004 by establishing the appropriate sales return allowances in each period presented. Beginning on February 26, 2005, the Company no longer allows VARs to exchange products except when both the purchase and associated exchange of products occur within the same fiscal quarter that a new software version is released.

(In thousands, except per share data)	First Quarter of Fiscal Year
	2005	2004
Revenue	$(141)	$(498)
Operating Income	$(51)	$(370)
Net Income	$(31)	$(231)
Diluted Earnings Per Share From Continuing Operations	$—	$(0.01)

B)	Intelligent Health Repository (“IHR”) Revenue Recognition: We identified certain practices within our IHR product line whereby we did not have adequate documentation of fair value for all elements of certain contracts as required by Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), to recognize revenue. The Company adopted EITF 00-21 during the first quarter of fiscal 2004. Following our review and analysis, we determined that it was appropriate to restate prior-period results beginning with our fiscal year ended May 28, 2004 through the first quarter of fiscal 2005 ended August 27, 2004 by recording revenue for certain IHR contracts in the period when the last element of those contracts is delivered.

(In thousands, except per share data)	First Quarter of Fiscal Year
	2005	2004
Revenue	$(522)	$(396)
Operating Income	$(544)	$(372)
Net Income	$(332)	$(233)
Diluted Earnings Per Share from Continuing Operations	$(0.01)	$(0.01)

C)	Other Restatement Items: Other adjustments from prior periods, including previously identified unrecorded audit adjustments, generally related to the timing of recording of certain accruals and expenses; the timing of revenue recognition and deferred costs for two Information Management contracts recorded in fiscal 2001, and the timing of revenue recognition and deferred costs related to our hospital systems sales beginning in fiscal 2001 in which the software does not have stand-alone functionality (it provides our customers with value only to the extent that it provides access to our network). Additionally, we removed certain overhead cost that had been capitalized as part of our software development costs for the first quarter of fiscal 2004 that management determined did not qualify as a capitalizable expense under Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” We also determined that adjustments were necessary in fiscal 2003 and fiscal 2004 to properly account for landlord/tenant incentives in accordance with SFAS No. 13, “Accounting for Leases.” Finally, we determined that we had improperly recognized revenue on three specific pharmacy systems contracts, two specific hospital customer contracts and two specific contracts in our Information Management segment during fiscal 2004 due to the lack of documented support of fair value for the remaining undelivered items in these contracts; this restatement corrects the revenue recognition for these specific contracts.

(In thousands, except per share data)	First Quarter of Fiscal Year
	2005	2004
Revenue	$1,081	$(82)
Operating Income	$649	$(613)
Net Income	$396	$(263)
Diluted Earnings Per Share from Continuing Operations	$0.01	$(0.01)

This Form 10-Q/A amends and restates the Cautionary Notice Regarding Forward Looking Statements, Item 1, 2, 3, and 4 of Part I; and Item 1 of Part II in the original Form 10-Q. All other information contained herein was included in the original Form 10-Q, which was filed with the Securities and Exchange Commission on October 5, 2004, and such other information has not been amended or updated hereby. The foregoing items have been amended to reflect the restatement and have not been updated to reflect other events occurring after the filing of the original Form 10-Q, or to modify or update those disclosures affected by subsequent events, except for those disclosures provided in Note 12 (Subsequent Events) to unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report. As a result, we recommend that you read this Form 10-Q/A in conjunction with the Company’s Form 10-K/A for the fiscal year ended May 28, 2004 and Form 10-Q for the quarter ended November 26, 2004 (the “Second Quarter Fiscal 2005 10-Q”), the Company’s periodic reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) by the Company following the filing of the Second Quarter Fiscal 2005 10-Q, and all other reports filed under the Exchange Act after the filing of the original Annual Report on Form 10-K for the fiscal year ended May 28, 2004, including, without limitation, the information described in Notes 2 and 12 to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report. All referenced amounts in this Form 10-Q/A for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

The Company did not amend its Annual Report on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement that ended prior to May 28, 2004, and the financial statements and related financial information contained in such reports should no longer be relied upon.

Part I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

NDCHealth Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
(In thousands, except per share data)	August 27, 2004	August 29, 2003
	(As Restated)	(As Restated)

Revenue	$109,128	$102,665

Operating Expenses:
Cost of Service	66,711	51,496
Sales, General and Administrative	23,729	22,302
Depreciation and Amortization	10,437	8,641
Restructuring and Other Charges	—	1,499

	100,877	83,938

Operating Income	8,251	18,727

Other Income (Expense):
Interest and Other Income	65	102
Interest and Other Expense	(6,404)	(7,221)
Minority Interest in Earnings	(108)	(151)

	(6,447)	(7,270)

Income from Continuing Operations before Income Taxes	1,804	11,457
Provision for Income Taxes	704	4,296

Income from Continuing Operations	1,100	7,161
Loss from Discontinued Operations	(8,065)	(534)

Net (Loss) Income	$(6,965)	$6,627

Basic (Loss) Earnings Per Share:
Income from Continuing Operations	$0.03	$0.21

Discontinued Operations	$(0.23)	$(0.02)

Basic (Loss) Earnings Per Share	$(0.20)	$0.19

Weighted Average Shares	35,638	34,746

Diluted (Loss) Earnings Per Share:
Income from Continuing Operations	$0.03	$0.20

Discontinued Operations	$(0.22)	$(0.02)

Diluted (Loss) Earnings Per Share	$(0.19)	$0.19

Weighted Average Shares	36,002	35,114

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

NDCHealth Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
(In thousands)	August 27, 2004	August 29, 2003
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net (loss) income	$(6,965)	$6,627
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Loss on discontinued operations	8,065	534
Non-cash restructuring and other charges	—	101
Depreciation and amortization	10,437	8,641
Deferred income taxes	526	3,779
Allowance for doubtful accounts	2,016	2,212
Other, net	1,316	1,127

Total	15,395	23,021
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(922)	(4,047)
Prepaid expenses and other assets	4,542	4,874
Accounts payable and accrued liabilities	(16,024)	3,582
Accrued interest on long-term debt	(5,379)	(5,722)
Deferred revenue	(5,376)	(1,311)

Net cash (used in) provided by operating activities	(7,764)	20,397

Cash flows from investing activities:
Capital expenditures	(9,897)	(13,308)
Acquisitions and other investing activities	(1,838)	(5,516)

Net cash used in investing activities	(11,735)	(18,824)

Cash flows from financing activities:
Net borrowings under lines of credit	38,500	—
Net principal payments under long-term debt arrangements	(29,722)	(488)
Net cash used in refinancing activities	—	(154)
Net (repurchases) cash received related to stock activities	(70)	654
Dividends paid	(1,439)	(1,408)

Net cash provided by (used in) financing activities	7,269	(1,396)

Net cash used in discontinued operations	(9,547)	(1,350)

Decrease in cash and cash equivalents	(21,777)	(1,173)
Cash and cash equivalents, beginning of period	27,617	15,150

Cash and cash equivalents, end of period	$5,840	$13,977

Supplemental Disclosures
Cash paid for
Interest	$11,937	$13,191
Income taxes (refunded) paid	(404)	83

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

NDCHealth Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)	August 27, 2004	May 28, 2004
	(As Restated)	(As Restated)
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,840	$27,617
Accounts Receivable (Less Allowance of $7,615 and $7,568, respectively.)	68,106	69,110
Deferred Income Taxes	6,463	28,389
Prepaid Expenses	20,007	22,146
Other Current Assets	13,275	15,389
Total Assets of Discontinued Operations	61,218	70,459

Total Current Assets	174,909	233,110

Property and Equipment, Net	80,332	80,666
Capitalized External Use Software, Net	63,913	61,567
Goodwill	362,934	362,429
Intangible Assets, Net	69,291	71,760
Debt Issuance Cost	12,743	12,963
Deferred Income Taxes	6,797	—
Other Assets	23,545	22,561

Total Assets	$794,464	$845,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-term Debt	$44,450	$33,656
Trade Accounts Payable	20,799	29,693
Accrued Compensation and Benefits	4,557	6,252
Accrued Interest	5,544	10,923
Deferred Revenue	51,581	54,214
Other Accrued Liabilities	31,821	35,757
Total Liabilities of Discontinued Operations	15,246	24,761

Total Current Liabilities	173,998	195,256

Deferred Revenue	4,497	7,208
Deferred Income Taxes	—	14,600
Other Non-current Liabilities	27,430	29,225
Long-term Debt	267,603	269,619

Total Liabilities	473,528	515,908

Commitments and Contingencies	—	—
Minority Interest in Equity of Subsidiaries	1,420	1,313
Stockholders’ Equity:
Preferred Stock, par value $1.00 per share; 1,000,000 shares authorized, none issued	—	—
Common Stock, par value $.125 per share; 200,000,000 shares authorized;
35,989,794 and 36,006,641 shares issued, respectively.	4,499	4,501
Capital in excess of par value	244,971	245,314
Treasury Stock	(108)	—
Retained Earnings	72,022	80,426
Deferred Compensation	(6,736)	(7,694)
Other Comprehensive Income	4,868	5,288

Total Stockholders’ Equity	319,516	327,835

Total Liabilities and Stockholders’ Equity	$794,464	$845,056

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of our significant accounting policies and other information, you should read this report in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K/A for the year ended May 28, 2004 filed with the SEC.

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

Restatement of Financial Statements

Prior to the issuance of the November 26, 2004 interim financial statements, the Company determined that it was appropriate to restate previously issued financial statements to record adjustments for correction of errors resulting from various accounting matters described below.

NDCHealth Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

A summary of the impact of the restatement for the first quarter of fiscal years 2005 and 2004 is as follows:

(In thousands, except per share data)	First Quarter of Fiscal Year
	2005	2004
Revenue	$418	$(976)
Operating Income	$54	$(1,355)
Net Income	$33	$(727)
Diluted Earnings Per Share From Continuing Operations	$—	$(0.02)

These adjustments can be grouped into three general categories. Following are descriptions of the adjustments made including the impact on the Condensed Consolidated Statement of Operations for the first fiscal quarters of 2005 and 2004.

A)	Physician Software Exchanges: In late October 2004, we identified certain practices regarding the exchange of physician software inventory held by value-added resellers (“VARs”) that were inconsistent with the Company’s policies. The practice within the Physician Group was to allow the VARs to exchange products outside the Company’s published 90-day exchange policy. Following our review and analysis, we determined that it was appropriate to restate prior-period results beginning with our fiscal year ended May 31, 2002 through the first quarter of fiscal 2005 ended August 27, 2004 by establishing the appropriate sales return allowances in each period presented. Beginning on February 26, 2005, the Company no longer allows VARs to exchange products except when both the purchase and associated exchange of products occur within the same fiscal quarter that a new software version is released.

(In thousands, except per share data)	First Quarter of Fiscal Year
	2005	2004
Revenue	$(141)	$(498)
Operating Income	$(51)	$(370)
Net Income	$(31)	$(231)
Diluted Earnings Per Share From Continuing Operations	$—	$(0.01)

B)	Intelligent Health Repository (“IHR”) Revenue Recognition: We identified certain practices within our IHR product line whereby we did not have adequate documentation of fair value for all elements of certain contracts as required by Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), to recognize revenue. The Company adopted EITF 00-21 during the first quarter of fiscal 2004. Following our review and analysis, we determined that it was appropriate to restate prior-period results beginning with our fiscal year ended May 28, 2004 through the first quarter of fiscal 2005 ended August 27, 2004 by recording revenue for certain IHR contracts in the period when the last element of those contracts is delivered.

(In thousands, except per share data)	First Quarter of Fiscal Year
	2005	2004
Revenue	$(522)	$(396)
Operating Income	$(544)	$(372)
Net Income	$(332)	$(233)
Diluted Earnings Per Share from Continuing Operations	$(0.01)	$(0.01)

NDCHealth Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

C)	Other Restatement Items: Other adjustments from prior periods, including previously identified unrecorded audit adjustments, generally related to the timing of recording of certain accruals and expenses; the timing of revenue recognition and deferred costs for two Information Management contracts recorded in fiscal 2001, and the timing of revenue recognition and deferred costs related to our hospital systems sales beginning in fiscal 2001 in which the software does not have stand-alone functionality (it provides our customers with value only to the extent that it provides access to our network). Additionally, we removed certain overhead cost that had been capitalized as part of our software development costs for the first quarter of fiscal 2004 that management determined did not qualify as a capitalizable expense under Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” We also determined that adjustments were necessary in fiscal 2003 and fiscal 2004 to properly account for landlord/tenant incentives in accordance with SFAS No. 13, “Accounting for Leases.” Finally, we determined that we had improperly recognized revenue on three specific pharmacy systems contracts, two specific hospital customer contracts and two specific contracts in our Information Management segment during fiscal 2004 due to the lack of documented support of fair value for the remaining undelivered items in these contracts; this restatement corrects the revenue recognition for these specific contracts.

(In thousands, except per share data)	First Quarter of Fiscal Year
	2005	2004
Revenue	$1,081	$(82)
Operating Income	$649	$(613)
Net Income	$396	$(263)
Diluted Earnings Per Share from Continuing Operations	$0.01	$(0.01)

NDCHealth Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table shows the impact of the restatement on the first quarter of fiscal 2005 and 2004.

(In thousands, except per share data)	Three Months Ended
	August 27, 2004	Impact of Restatement	August 27, 2004	August 29, 2003	Impact of Restatement	August 29, 2003
	(As Restated)		Previous	(As Restated)		Previous
Revenue	$109,128	$418	$108,710	$102,665	$(976)	$103,641

Operating Expenses:
Cost of Service	66,711	591	66,120	51,496	70	51,426
Sales, General and Administrative	23,729	(43)	23,772	22,302	247	22,055
Depreciation and Amortization	10,437	(184)	10,621	8,641	62	8,579
Restructuring and Other Charges	—	—	—	1,499	—	1,499

	100,877	364	100,513	83,938	379	83,559

Operating Income	8,251	54	8,197	18,727	(1,355)	20,082

Other Income (Expense):
Interest and Other Income	65	—	65	102	—	102
Interest and Other Expense	(6,404)	—	(6,404)	(7,221)	192	(7,413)
Minority Interest in Earnings	(108)	—	(108)	(151)	—	(151)

	(6,447)	—	(6,447)	(7,270)	192	(7,462)

Income from Continuing Operations before Income Taxes	1,804	54	1,750	11,457	(1,163)	12,620
Provision for Income Taxes	704	21	683	4,296	(436)	4,732
Income from Continuing Operations	1,100	33	1,067	7,161	(727)	7,888
Loss from Discontinued Operations	(8,065)	—	(8,065)	(534)	—	(534)

Net Income	$(6,965)	$33	$(6,998)	$6,627	$(727)	$7,354

Basic Earnings (Loss) Per Share:
Income from Continuing Operations	$0.03	$—	$0.03	$0.21	$(0.02)	$0.23

Discontinued Operations	$(0.23)	$—	$(0.23)	$(0.02)	$—	$(0.02)

Basic Earnings Per Share	$(0.20)	$—	$(0.20)	$0.19	$(0.02)	$0.21

Shares	35,638		35,638	34,746		34,746
Diluted Earnings (Loss) Per Share:
Income from Continuing Operations	$0.03	$—	$0.03	$0.20	$(0.02)	$0.22

Discontinued Operations	$(0.22)	$—	$(0.22)	$(0.02)	$—	$(0.02)

Diluted Earnings Per Share	$(0.19)	$—	$(0.19)	$0.19	$(0.02)	$0.21

Shares	36,002		36,002	35,114		35,114

NDCHealth Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(In thousands, except share data)	August 27, 2004	Impact of Restatement	August 27, 2004
	(As Restated)		(Previous)
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,840	$—	$5,840
Accounts Receivable (Less Allowance of 7,615 and 7,651, respectively.)	68,106	36	68,070
Deferred Income Taxes	6,463	(52)	6,515
Prepaid Expenses	20,007	209	19,798
Other Current Assets	13,275	(280)	13,555
Total Assets of Discontinued Operations	61,218	—	61,218

Total Current Assets	174,909	(87)	174,996

Property and Equipment, Net	80,332	1,110	79,222
Capitalized External Use Software, Net	63,913	(476)	64,389
Goodwill	362,934	(2,314)	365,248
Intangible Assets, Net	69,291	—	69,291
Debt Issuance Cost	12,743	—	12,743
Deferred Income Taxes	6,797	3,794	3,003
Other Assets	23,545	(122)	23,667

Total Assets	$794,464	$1,905	$792,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-term Debt	$44,450	$—	$44,450
Trade Accounts Payable	20,799	—	20,799
Accrued Compensation and Benefits	4,557	49	4,508
Accrued Interest	5,544	—	5,544
Deferred Revenue	51,581	7,815	43,766
Other Accrued Liabilities	31,821	564	31,257
Total Liabilities of Discontinued Operations	15,246	—	15,246

Total Current Liabilities	173,998	8,428	165,570

Deferred Revenue	4,497	—	4,497
Deferred Income Taxes	—	—	—
Other Non-current Liabilities	27,430	1,227	26,203
Long-term Debt	267,603	—	267,603

Total Liabilities	473,528	9,655	463,873

Commitments and Contingencies	—	—	—
Minority Interest in Equity of Subsidiaries	1,420	—	1,420
Stockholders’ Equity:
Preferred Stock, par value $1.00 per share; 1,000,000 shares authorized, none issued	—	—	—
Common Stock, par value $.125 per share; 200,000,000 shares authorized; 35,989,794 and 35,989,794 shares issued, respectively.	4,499	—	4,499
Capital in excess of par value	244,971	—	244,971
Treasury stock	(108)	—	(108)
Retained Earnings	72,022	(7,073)	79,095
Deferred Compensation	(6,736)	—	(6,736)
Other Comprehensive Income	4,868	(677)	5,545

Total Stockholders’ Equity	319,516	(7,750)	327,266

Total Liabilities and Stockholders’ Equity	$794,464	$1,905	$792,559

NDCHealth Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The following tables set forth the computation of basic and diluted earnings for the three months ending August 27, 2004 and August 29, 2003:

	Three Months Ended
	August 27, 2004			August 29, 2003
(In thousands, except per share data)	(Loss)	Shares	Per Share	Income	Shares	Per Share
	(As Restated)		(As Restated)	(As Restated)		(As Restated)
Basic EPS:
Net (Loss) Income	$(6,965)	35,638	$(0.20)	$6,627	34,746	$0.19
Diluted EPS:
Effect of dilutive securities:
Stock options and restricted stock	—	364		—	368

Net (Loss) Income plus assumed conversions	$(6,965)	36,002	$(0.19)	$6,627	35,114	$0.19

Income from Continuing Operations of $1.1 million and $7.2 million in the first three months of fiscal 2005 and 2004 resulted in basic earnings per share of $0.03 and $0.21 and diluted earnings per share of $0.03 and $0.20, respectively.

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

	Three Months Ended
(In thousands, except per share data)	August 27, 2004	August 29, 2003
	(As Restated)	(As Restated)
Net (Loss) Income:
As reported	$(6,965)	$6,627
Add: Stock-based compensation (restricted stock) expense included in reported Net (Loss) Income, net of related tax effects	370	450
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,286)	(2,445)

Pro forma	$(8,881)	$4,632

Basic (Loss) Earnings Per Share:
As reported	$(0.20)	$0.19
Pro forma	$(0.25)	$0.13
Diluted (Loss) Earnings Per Share:
As reported	$(0.19)	$0.19
Pro forma	$(0.25)	$0.13

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The following table shows the fiscal 2005 activity related to restructuring liabilities from prior periods, which are included in Other Accrued Liabilities in the Condensed Consolidated Balance Sheets:

	Network Services and Systems		Information Management	Other
(In thousands)	Severance	Exit-Related	Severance	Severance	Total
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Balance, May 28, 2004	$729	$837	$175	$799	$2,540
Cash expenditures	(394)	(83)	(140)	(495)	(1,112)

Balance, August 27, 2004	$335	$754	$35	$304	$1,428

Note 5—Goodwill

The changes in the carrying amount of Goodwill for the three months ended August 27, 2004 are as follows:

Goodwill (In thousands)	Network Services and Systems	Information Management	Total
Balance as of May 28, 2004 (As Restated)	$323,411	$39,018	$362,429
Purchase price adjustments and currency translation	300	205	505

Balance as of August 27, 2004 (As Restated)	$323,711	$39,223	$362,934

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The aggregate amortization expense for the three months ended August 27, 2004 was $2.5 million and estimated amortization expense for the next five fiscal years is as follows:

(In thousands)
Estimated Amortization Expense
For year Ending May 27, 2005	$9,873
For year Ending June 02, 2006	$9,873
For year Ending June 01, 2007	$9,823
For year Ending May 30, 2008	$9,533
For year Ending May 29, 2009	$9,418

NDCHealth Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Note 7—Segment Information

Segment information for the three months ended August 27, 2004 and August 29, 2003 is presented below. We operate our business as three fundamental reportable segments: Network Services and Systems, which we offer to healthcare providers and payers; Information Management, which we offer primarily to pharmaceutical manufacturers; and Pharmacy Benefit Services, which we offer to third party payers. Network Services and Systems provides electronic connectivity to the NDCHealth intelligent network and system solutions throughout the healthcare industry. Information Management provides management information, research and analytic services primarily to pharmaceutical manufacturers. Pharmacy Benefit Services provides prescription benefit management services. Other includes fiscal 2004 Restructuring and Other Charges. The information presented below excludes Discontinued Operations. There has been no significant change in the composition of the reportable segments from the presentation of fiscal 2004 segment information included in our Annual Report on Form 10-K/A for the fiscal year ended May 28, 2004 filed with the SEC.

	Three Months Ended
(In thousands)	August 27, 2004	August 29, 2003
	(As Restated)	(As Restated)
Revenue:
Network Services and Systems	$57,576	$62,266
Information Management	35,320	35,757
Pharmacy Benefit Services	16,232	4,642

Total Revenue	$109,128	$102,665

Income (Loss) from Continuing Operations before Income Taxes:
Network Services and Systems	$1,404	$9,023
Information Management	296	2,561
Pharmacy Benefit Services	104	148
Other	—	(275)

Total Income from Continuing Operations before Income Taxes	$1,804	$11,457

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

organizing pharmaceutical sales data to us. However, subsequent to this decision, the Court of First Instance and later the European Court Of Justice (“ECJ”) stayed this decision pending a complete review of the underlying substantive matters. Those matters are still proceeding.

In proceedings before the German courts instituted by IMS Health on December 21, 2000, IMS Health has alleged copyright infringement against each of Pharma Intranet Information AG, or PI, the company from whom we purchased certain assets of our German business, and us, and we each have contested the validity of IMS Health’s alleged copyright. In these proceedings, IMS Health obtained an injunction from the Frankfurt Regional Court to prevent each of PI and us from distributing data in the contested format. On August 13, 2002, the Frankfurt Court of Appeals ruled in our favor by dismissing the preliminary injunction against our use of the industry standard data structure. This decision is final and is not subject to further appeal by IMS Health. On September 17, 2002 the Frankfurt Court of Appeals issued a judgment in the main proceedings against PI. While validating a copyright in the structure, the Court held that IMS Health has no standing to sue to enforce the copyright. The Court also determined that IMS Health does not own the copyright. The Court further denied IMS Health’s claims under the EU Database Directive for protection of the data structure involved. Finally, the Court found that PI breached the German Act Against Unfair Trade Practices (UGW) by reason of identically copying the data structure. We have not sold or used the data structure initially used by PI. We do not own PI and PI is no longer actively conducting business. The case against us remains pending before the Frankfurt Regional Court at this time. On April 29, 2004, and upon referral by the Frankfurt Regional Courts on questions involving interpretations of European Competition laws, the European Court of Justice in Luxembourg found in favor of the Company, finding that if IMS Health holds a valid, enforceable copyright, then the Company should be entitled to a compulsory license from IMS Health to the extent it can demonstrate that it offers “a new product” in circumstances where IMS Health is “capable of eliminating all competition on the relevant market.” This clarification of law has been referred back to the Frankfurt Regional Court and is pending review.

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

On April 7, 2004, a putative class action captioned Garfield v. NDCHealth Corp., et al. (the “Garfield Case”) was filed on behalf of all purchasers of NDCHealth Corporation common stock during the period October 1, 2003 through March 31, 2004 against NDC and two of the Company’s officers, Walter Hoff and Randolph Hutto, in the United States District Court for the Northern District of Georgia. The Complaint alleges that the Company employed improper revenue recognition practices in violation of Generally Accepted Accounting Principles. The Complaint was filed shortly after NDCHealth’s April 1, 2004 announcement that it would delay the release of its fiscal third quarter financial results pending the completion of a special independent review of the timing of recognition of revenue related to sales of NDCHealth’s physician practice management systems through value added resellers. On August 9, 2004, the Complaint was amended to extend the putative class period to include the period from August 21, 2002 through April 19, 2004 and to add additional claims related to the timing of the Company’s write-down of its investment in MedUnite. On September 1, 2004, the Complaint was amended further to include Charles W. Miller, David H. Shenk, James W. FitzGibbons and Lee Adrean,

NDCHealth Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

each an officer of the Company, and Ernst & Young LLP, the Company’s independent registered public accounting firm, as additional defendants. As amended, the Complaint asserts violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The lawsuit seeks unspecified damages, attorney’s fees and costs, and prejudgment interest. The Company intends to vigorously defend itself.

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

Note 9—Comprehensive (Loss) Income

Comprehensive (loss) income includes unrealized gains and losses which are excluded from the Condensed Consolidated Statements of Operations. The components of comprehensive (loss) income are as follows:

	Three Months Ended
(In thousands)	August 27, 2004	August 29, 2003
	(As Restated)	(As Restated)
Net (loss) income	$(6,965)	$6,627
Foreign currency translation adjustment	(420)	(3,881)
Pension liability adjustment, net of tax	—	(712)

Total comprehensive (loss) income	$(7,385)	$2,034

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Statement of Operations for the Three months ended August 27, 2004 (In thousands) (As Restated)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenue	$52,996	$38,938	$17,194	$—	$109,128
Operating Expenses
Cost of Service	24,273	26,559	15,879	—	66,711
Other Operating Expenses	19,640	13,329	1,197	—	34,166

	43,913	39,888	17,076	—	100,877

Operating Income	9,083	(950)	118	—	8,251
Other Income/Expense	(6,323)	(5)	(119)	—	(6,447)
Income from Continuing Operations	2,760	(955)	(1)	—	1,804
Provision for Income Taxes	1,242	(538)	—	—	704
Discontinued Operations	—	—	(8,065)	—	(8,065)

Net Income	$1,518	$(417)	$(8,066)	$—	$(6,965)

Statement of Operations for the Three months ended August 29, 2003 (In thousands) (As Restated)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenue	$58,035	$39,299	$5,331	$—	$102,665
Operating Expenses
Cost of Service	22,006	25,098	4,392	—	51,496
Other Operating Expenses	20,464	11,089	889	—	32,442

	42,470	36,187	5,281	—	83,938

Operating Income	15,565	3,112	50	—	18,727
Other Income/Expense	(7,106)	1,029	(152)	(1,041)	(7,270)
Income from Continuing Operations	8,459	4,141	(102)	(1,041)	11,457
Provision for Income Taxes	3,035	1,696	(39)	(396)	4,296
Discontinued Operations	—	—	(534)	—	(534)

Net Income	$5,424	$2,445	$(597)	$(645)	$6,627

NDCHealth Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Statement of Cash Flows for the Three Months Ended August 27, 2004 (In thousands) (As Restated)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$1,518	$(417)	$(8,066)	$—	$(6,965)
Adjustments to reconcile net income (loss) to cash provided by operating activities:	10,372	3,517	8,471	—	22,360
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:	(18,511)	(14,175)	819	8,708	(23,159)

Net cash (used in) provided by operating activities	(6,621)	(11,075)	1,224	8,708	(7,764)
Cash flows from investing activities:	(21,126)	10,620	(1,229)	—	(11,735)
Cash flows from financing activities:	7,490	(186)	8,673	(8,708)	7,269
Cash flows from discontinued operations:	—	—	(9,547)	—	(9,547)

Increase (decrease) in cash and cash equivalents	(20,257)	(641)	(879)	—	(21,777)
Cash and cash equivalents, beginning of period	24,438	727	2,452	—	27,617

Cash and cash equivalents, end of period	$4,181	$86	$1,573	$—	$5,840

Statement of Cash Flows for the Three Months Ended August 29, 2003 (In thousands) (As Restated)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$5,424	$2,445	$(597)	$(645)	$6,627
Adjustments to reconcile net income (loss) to cash provided by operating activities:	12,184	3,366	1,152	(308)	16,394
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:	(1,458)	(3,894)	2,500	228	(2,624)

Net cash provided by operating activities	16,150	1,917	3,055	(725)	20,397
Cash flows from investing activities:	(15,433)	(2,707)	(684)	—	(18,824)
Cash flows from financing activities:	(1,219)	(178)	(724)	725	(1,396)
Cash flows from discontinued operations:	—	—	(1,350)	—	(1,350)

Increase (decrease) in cash and cash equivalents	(502)	(968)	297	—	(1,173)
Cash and cash equivalents, beginning of period	12,698	1,491	961	—	15,150

Cash and cash equivalents, end of period	$12,196	$523	$1,258	$—	$13,977

NDCHealth Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Balance Sheet as of August 27, 2004 (In thousands) (As Restated)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,181	$86	$1,573	$—	$5,840
Accounts receivable	41,672	20,412	6,022	—	68,106
Prepaid expenses and other current assets	40,551	12,879	361	(14,046)	39,745
Total assets from discontinued operations	—	—	67,345	(6,127)	61,218

Total current assets	86,404	33,377	75,301	(20,173)	174,909

Property, equipment and capital use software, net	110,195	31,466	2,584	—	144,245
Goodwill and intangible assets, net	387,328	36,812	8,085	—	432,225
Investments and other	268,007	831	—	(225,753)	43,085
Intercompany receivables	83,078	(20,829)	(7,008)	(55,241)	—

Total Assets	$935,012	$81,657	$78,962	$(301,167)	$794,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$43,995	$314	$141	$—	$44,450
Accounts payable, accrued liabilities and other	75,795	33,117	5,390	—	114,302
Total liabilities from discontinued operations	—	—	39,819	(24,573)	15,246

Total current liabilities	119,790	33,431	45,350	(24,573)	173,998

Long-term liabilities	296,112	3,178	240	—	299,530

Total liabilities	415,902	36,609	45,590	(24,573)	473,528

Minority interest in equity of subsidiaries	—	—	1,420	—	1,420
Stockholders’ equity	519,110	45,048	31,952	(276,594)	319,516

Total Liabilities and Stockholders' Equity	$935,012	$81,657	$78,962	$(301,167)	$794,464

NDCHealth Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Balance Sheet as of May 28, 2004 (In thousands) (As Restated)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$24,438	$727	$2,452	$—	$27,617
Accounts receivable	42,495	20,933	5,682	—	69,110
Prepaid expenses and other current assets	65,193	14,003	413	(13,685)	65,924
Total assets from discontinued operations	—	—	76,528	(6,069)	70,459

Total current assets	132,126	35,663	85,075	(19,754)	233,110

Property, equipment and capital use software, net	108,243	31,512	2,478	—	142,233
Goodwill and intangible assets, net	389,279	37,126	7,784	—	434,189
Investments and other	258,484	—	28	(222,988)	35,524
Intercompany receivables	79,070	(23,127)	(6,396)	(49,547)	—

Total Assets	$967,202	$81,174	$88,969	$(292,289)	$845,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$33,011	$500	$145	$—	$33,656
Accounts payable, accrued liabilities and other	91,928	38,641	6,517	(247)	136,839
Total liabilities from discontinued operations	—	—	40,581	(15,820)	24,761

Total current liabilities	124,939	39,141	47,243	(16,067)	195,256

Long-term liabilities	317,533	2,881	272	(34)	320,652

Total liabilities	442,472	42,022	47,515	(16,101)	515,908

Minority interest in equity of subsidiaries	—	—	1,312	1	1,313
Stockholders’ equity	524,730	39,152	40,142	(276,189)	327,835

Total Liabilities and Stockholders’ Equity	$967,202	$81,174	$88,969	$(292,289)	$845,056

Note 12—Subsequent Events

SEC Investigation

As disclosed by the Company on January 12, 2005, the Securities and Exchange Commission (the “SEC”) has informed us that its previously disclosed informal inquiry was converted to a formal investigation. The Company is cooperating with the SEC in its investigation. At this time we cannot predict how long the investigation will last or what the results of the investigation will be.

NDCHealth Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Legal Update

On October 13, 2004, the Company and the individual defendants filed a motion to dismiss the second amended complaint of the Garfield Case. The motion is fully briefed and the parties are currently awaiting a decision by the court.

On April 28, 2004, a lawsuit was filed against us in the General Court of Justice, Superior Court Division, in the State of North Carolina, County of Forsyth, by Carolina Coupon Clearing, Inc., d/b/a Carolina Services Company, Inc. This matter was settled by the parties on a confidential basis which settlement did not require either party to pay any funds to the other.

Debt and Equity Update

On November 22, 2004, the Company’s Senior Credit Facility was amended to provide additional flexibility for fiscal year 2005. The Senior Credit Facility contains certain financial and non-financial covenants.

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Prior to the issuance of the November 26, 2004 interim financial statements, the Company determined that it was appropriate to restate previously issued financial statements to record adjustments for correction of errors resulting from various accounting matters described herein (see Note 2 to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report). The restated financial statements for the fiscal quarters ended August 27, 2004 and August 29, 2003 are reflected in this Quarterly Report on Form 10-Q/A for the quarterly period ended August 27, 2004. Concurrently herewith, the Company is filing its Annual Report on Form 10-K/A for the fiscal year ended May 28, 2004, to reflect the restated financial statements for the fiscal years ended May 28, 2004, May 30, 2003 and May 31, 2002.

A summary of the impact of the restatement for the first quarter of fiscal years 2005 and 2004 is as follows:

(In thousands, except per share data)	First Quarter of Fiscal Year
	2005	2004
Revenue	$418	$(976)
Operating Income	$54	$(1,355)
Net Income	$33	$(727)
Diluted Earnings Per Share From Continuing Operations	$—	$(0.02)

These adjustments can be grouped into three general categories. Following are descriptions of the adjustments made including the impact on the Condensed Consolidated Statement of Operations for the first fiscal quarters of 2005 and 2004.

A)	Physician Software Exchanges: In late October 2004, we identified certain practices regarding the exchange of physician software inventory held by value-added resellers (“VARs”) that were inconsistent with the Company’s policies. The practice within the Physician Group was to allow the VARs to exchange products outside the Company’s published 90-day exchange policy. Following our review and analysis, we determined that it was appropriate to restate prior-period results beginning with our fiscal year ended May 31, 2002 through the first quarter of fiscal 2005 ended August 27, 2004 by establishing the appropriate sales return allowances in each period presented. Beginning on February 26, 2005, the Company no longer allows VARs to exchange products except when both the purchase and associated exchange of products occur within the same fiscal quarter that a new software version is released.

(In thousands, except per share data)	First Quarter of Fiscal Year
	2005	2004
Revenue	$(141)	$(498)
Operating Income	$(51)	$(370)
Net Income	$(31)	$(231)
Diluted Earnings Per Share From Continuing Operations	$—	$(0.01)

B)	Intelligent Health Repository (“IHR”) Revenue Recognition: We identified certain practices within our IHR product line whereby we did not have adequate documentation of fair value for all elements of certain contracts as required by Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), to recognize revenue. The Company adopted EITF 00-21 during the first quarter of fiscal 2004. Following our review and analysis, we determined that it was appropriate to restate prior-period results beginning with our fiscal year ended May 28, 2004 through the first quarter of fiscal 2005 ended August 27, 2004 by recording revenue for certain IHR contracts in the period when the last element of those contracts is delivered.

(In thousands, except per share data)	First Quarter of Fiscal Year
	2005	2004
Revenue	$(522)	$(396)
Operating Income	$(544)	$(372)
Net Income	$(332)	$(233)
Diluted Earnings Per Share from Continuing Operations	$(0.01)	$(0.01)

C)	Other Restatement Items: Other adjustments from prior periods, including previously identified unrecorded audit adjustments, generally related to the timing of recording of certain accruals and expenses; the timing of revenue recognition and deferred costs for two Information Management contracts recorded in fiscal 2001, and the timing of revenue recognition and deferred costs related to our hospital systems sales beginning in fiscal 2001 in which the software does not have stand-alone functionality (it provides our customers with value only to the extent that it provides access to our network). Additionally, we removed certain overhead cost that had been capitalized as part of our software development costs for the first quarter of fiscal 2004 that management determined did not qualify as a capitalizable expense under SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. We also determined that adjustments were necessary in fiscal 2003 and fiscal 2004 to properly account for landlord/tenant incentives in accordance with SFAS No. 13, “Accounting for Leases.” Finally, we determined that we had improperly recognized revenue on three specific pharmacy systems contracts, two specific hospital customer contracts and two specific contracts in our Information Management segment during fiscal 2004 due to the lack of documented support of fair value for the remaining undelivered items in these contracts; this restatement corrects the revenue recognition for these specific contracts.

(In thousands, except per share data)	First Quarter of Fiscal Year
	2005	2004
Revenue	$1,081	$(82)
Operating Income	$649	$(613)
Net Income	$396	$(263)
Diluted Earnings Per Share from Continuing Operations	$0.01	$(0.01)

Throughout this discussion and analysis of financial condition and results of operations, all referenced amounts and comparisons reflect the balances and amounts on a restated basis (see Note 2 to the Notes to our Condensed Consolidated Financial Statements), and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report.

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

Our future success depends in large part on the support of our vendors and suppliers, who may react adversely to the lack of timely Securities and Exchange Commission (SEC) filings of our historical financial statements. The restatement of our historical financial statements has resulted in negative publicity about us, which may cause some of our potential customers to defer purchases of our products. Our vendors and suppliers may re-examine their willingness to do business with us, to develop critical interfaces for us or to supply software and services if they lose confidence in our ability to fulfill our commitments.

We are currently subject to litigation and may be subject to further actions relating to the matters necessitating the restatement, which may be costly and time-consuming to defend. As discussed in Item 1 of Part II, Legal Proceedings, to this Quarterly Report on Form 10-Q/A, the Company and certain of our officers and directors are subject to litigation on various matters. The ultimate outcome of these matters cannot presently be determined and may require significant commitment of our financial and management resources and time, which may seriously harm our business, financial condition and results of operations. There can be no assurances that any of the matters discussed above will be resolved without costly and protracted litigation, and the outcome may have a material adverse impact upon our business, financial condition and results of operations.

We are subject to an SEC investigation. The SEC has informed us that it has commenced a formal investigation relating to revenue recognition matters and the Company’s accounting for software development costs. We are cooperating with the SEC in its investigation. At this time we cannot predict how long the investigation will last or what the results of the investigation will be.

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

Certain statements in this form 10-Q/A are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report. NDCHealth disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although NDCHealth believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ from estimates or projections contained in the forward-looking statements are described under “Safe Harbor Statement” in this Item 2.

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Report. For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our latest Annual Report on Form 10-K/A for the year ended May 28, 2004 and our other filings with the SEC.

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

Results of Operations

Revenue

	Three Months Ended,		Change
(In thousands)	August 27, 2004	August 29, 2003
			Dollars	Percent
	(As Restated)	(As Restated)
Revenue:
Network Services and Systems	$57,576	$62,266	$(4,690)	(7.5)%
Information Management	35,320	35,757	(437)	(1.2)%
Pharmacy Benefit Services	16,232	4,642	11,590	249.7%

Total	$109,128	$102,665	$6,463	6.3%

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

Network Services and Systems

Network Services and Systems Revenue decreased $4.7 million, or 7.5%, to $57.6 million in the first quarter of fiscal 2005 from $62.3 million in the first quarter of fiscal 2004. The decrease in Revenue is detailed below by our major customer groups.

Revenue by Customer Group

	Three Months Ended,		Change
(In thousands)	August 27, 2004	August 29, 2003
			Dollars	Percent
	(As Restated)	(As Restated)
Pharmacy	$33,982	$34,248	$(266)	(0.8)%
Hospital	13,852	14,666	(814)	(5.6)%
Physician	6,268	9,440	(3,172)	(33.6)%
Other	3,474	3,912	(438)	(11.2)%

Total	$57,576	$62,266	$(4,690)	(7.5)%

Revenue from Pharmacy customers declined $0.2 million, or 0.8%, to $34.0 million in the first quarter of fiscal 2005 from $34.2 million in the first quarter of fiscal 2004. This decline was due to lower information product sales as well as lower pharmacy systems revenue as new NDCPharmacyRx™ (formerly T-Rex One) system sales and the transition to recurring, transaction-based revenue do not yet offset a decrease in legacy systems sales. This decrease in system revenue was offset by the overall revenue growth of approximately 9% in our pharmacy transaction business, which was attributed to an increase of 13% in network transactions and 24% increase in pre and post edit transactions. Revenue growth lagged the growth in transactions due to the transaction growth being derived primarily from the largest pharmacy chains, where we have a tiered pricing structure based on the volume generated from these customers. Transaction-based revenue is expected to continue to grow more slowly than transactions due to market share gains by large national chains and competitive price pressure for transaction-based services.

Revenue from Hospital customers declined $0.8 million, or 5.6%, to $13.9 million in the first quarter of fiscal 2005 from $14.7 million in the first quarter of fiscal 2004 as accelerating revenue growth from NDC ePREMIS™ continued to be slightly offset by a decline in legacy systems revenue.

Revenue from the Physician customer group decreased $3.2 million, or 33.6%, to $6.3 million in the first quarter of fiscal 2005 from $9.4 million in the first quarter of fiscal 2004 due to our change in selling software to VARs on a cash basis instead of granting credit terms, which led to significantly fewer system sales in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. We expect physician system sales to begin to recover in the second quarter of fiscal 2005 following the release of product upgrades as VARs purchase software with new HIPAA security functionality.

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

Information Management

Information Management Revenue decreased $0.4 million or 1.2%, to $35.3 million in the first quarter of fiscal 2005 from $35.8 million in the first quarter of fiscal 2004. This was a result of lower revenue from ad hoc research and analysis and price compression from certain of our pharmaceutical manufacturer customers partially offset by growth in new product revenue from our Insight and Impact product suites and Intelligent Health Repository.

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

Cost of Service

Cost of Service (“COS”) includes certain compensation, computer operations, data costs, consulting services, telecommunications, customer support, and application maintenance expenses. COS increased $15.2 million, or 29.5%, to $66.7 million in the first quarter of fiscal 2005 from $51.5 million in the first quarter of fiscal 2004. The increase was due primarily to variable costs directly related to increased Revenue in our Pharmacy Benefit Services segment.

	Three Months Ended,		Change
(In thousands)	August 27, 2004	August 29, 2003
			Dollars	Percent
	(As Restated)	(As Restated)
Revenue by Segment
Network Services and Systems	$57,576	$62,266	$(4,690)	(7.5)%
Information Management	35,320	35,757	(437)	(1.2)%
Pharmacy Benefit Services	16,232	4,642	11,590	249.7%

Total Revenue	$109,128	$102,665	$6,463	6.3%

Cost of Service by Segment
Network Services and Systems	$31,256	$28,001	$3,255	11.6%
Information Management	20,392	19,810	582	2.9%
Pharmacy Benefit Services	15,063	3,685	11,378	308.8%

Total Cost of Service	$66,711	$51,496	$15,215	29.5%

Cost of Service as Percent of Revenue
Network Services and Systems	54.3%	45.0%
Information Management	57.7%	55.4%
Pharmacy Benefit Services	92.8%	79.4%
Total	61.1%	50.2%

COS in the Network Services and Systems segment increased by $3.3 million or 11.6% to $31.3 million in the first quarter of fiscal 2005 from $28.0 million in the first quarter of fiscal 2004. This increase is due to increased product development expense related to higher staffing and a larger percentage of our software development costs being expensed because we are beginning to develop subsequent releases to the initial release of our EnterpriseRx system but have not yet established technological feasibility for the subsequent releases.

COS in the Information Management segment increased $0.6 million or 2.9% to $20.4 million in the first quarter of fiscal 2005 from $19.8 million in the first quarter of fiscal 2004 due to increased data costs discussed below, partially offset by lower staffing levels.

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

Data Costs

Data costs are primarily recorded within the Information Management segment in COS, but some data costs are also recorded in Network Services and Systems segment COS. Data costs increased $1.5 million, or 11.6%, to $14.4 million in the first quarter of fiscal 2005 from $12.9 million in the first quarter of fiscal 2004. The increases were due to an increase in volume of data purchased and an increase in the costs of such data. As a percent of Revenue, data costs increased from the first quarter of fiscal 2004 to the first quarter of fiscal 2005. We are continuing to pursue programs to contain data costs.

	Three Months Ended		Change
(In thousands)	August 27, 2004	August 29, 2003
			Dollars	Percent
	(As Restated)	(As Restated)
Revenue	$109,128	$102,665	$6,463	6.3%
Data costs	$14,405	$12,910	$1,495	11.6%
Data costs as a Percent of Revenue	13.2%	12.6%

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

Total costs associated with software development increased by $0.3 million, or 2.5%, to $10.3 million in the first quarter of fiscal 2005 from $10.1 million in the first quarter of fiscal 2004. Of the total, costs associated with software development for our new pharmacy system were $4.5 million in the first quarter of fiscal 2005 versus $2.9 million in the first quarter of fiscal 2004. In the first quarter of fiscal 2005, approximately $5.8 million of these development costs were capitalized, resulting in net development expense associated with our new pharmacy system of approximately $4.5 million. In the first quarter of fiscal 2004, approximately $7.2 million of these development costs were capitalized resulting in net development expense associated with our new pharmacy system of approximately $2.9 million.

As discussed above, development costs capitalized as a percent of total development costs decreased to 56.1% in the first quarter of fiscal 2005 from 71.4% in the first quarter of fiscal 2004 as a result of the initial release of our EnterpriseRx system being substantially completed and the initiation of design work for subsequent releases.

	Three Months Ended		Change
(In thousands)	August 27, 2004	August 29, 2003
			Dollars	Percent
	(As Restated)	(As Restated)
Total costs associated with software development	$10,348	$10,093	$255	2.5%
Less: capitalization of internally developed software	(5,807)	(7,204)	1,397	19.4%

Net software development expense	4,541	2,889	1,652	57.2%
Software maintenance expense	2,231	2,006	225	11.2%

Total net software expense	$6,772	$4,895	$1,877	38.3%

Revenue	$109,128	$102,665	$6,463	6.3%

Capitalization as a % of Revenue	5.3%	7.0%

Total net software expense as a % of Revenue	6.2%	4.8%

Capitalization of developed software as a % of total costs associated with software development	56.1%	71.4%

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

SG&A expense increased $1.4 million, or 6.3%, to $23.7 million in the first quarter of fiscal 2005 from $22.3 million in the first quarter of fiscal 2004. As a percent of Revenue, SG&A expense was 21.7% in the first quarter of fiscal 2005 and 21.7% in the first quarter of fiscal 2004. The increase in SG&A expense in absolute dollars was caused by increased corporate staff and professional fees in response to increased complexity and regulatory requirements of our business including expenses related to Sarbanes-Oxley compliance, higher audit and insurance expenses, and increased legal fees as a result of shareholder litigation.

We expect that SG&A expense as a percentage of Revenue will be flat or increase in fiscal 2005 due to continued investment in our sales and marketing programs to support the roll out of new products, increased professional fees associated with litigation resulting from shareholder lawsuits and increased corporate governance expenses related to Sarbanes-Oxley compliance.

Depreciation and Amortization

	Three Months Ended		Change
(In thousands)	August 27, 2004	August 29, 2003
			Dollars	Percent
	(As Restated)	(As Restated)
Depreciation and Amortization:
Network Services and Systems	$6,927	$5,725	$1,202	21.0%
Information Management	3,398	2,807	591	21.1%
Pharmacy Benefit Services	112	109	3	2.8%

Total Depreciation and Amortization	$10,437	$8,641	$1,796	20.8%

Depreciation and Amortization expense increased in the first quarter of fiscal 2005 from the first quarter of fiscal 2004 as a result of new products being placed into service and the amortization of intangible acquired assets.

When material intangible assets, such as goodwill and customer bases, are acquired in conjunction with the purchase of a company, NDCHealth undertakes a study by an independent third party to determine the allocation of the purchase price to the assets acquired. Intangible assets are amortized over their estimated useful life ranging from 3 to 10 years. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill. We do, however, assess the recoverability of goodwill on at least an annual basis during our second quarter, or more frequently if circumstances suggest potential impairment. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. Operating performance is an important indicator for the Company, and our performance during the first quarter of fiscal 2005, including several areas of declining revenue, will be a significant factor in our evaluation of goodwill during the second quarter of fiscal 2005. If the performance realized during the first quarter of 2005 is sustained, or is expected to be sustained, for an extended period, the Company could conclude that some or all of its goodwill is impaired and should be written off.

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

We did not incur any Restructuring and Other Charges in the first quarter of fiscal 2005.

Operating Income

	Three Months Ended		Change
(In thousands)	August 27, 2004	August 29, 2003
			Dollars	Percent
	(As Restated)	(As Restated)
Operating Income:
Network Services and Systems	$5,329	$13,545	$(8,216)	(60.7)%
Information Management	2,704	5,157	(2,453)	(47.6)%
Pharmacy Benefit Services	218	300	(82)	(27.3)%
Other	—	(275)	275	100.0%

Total Operating Income	$8,251	$18,727	$(10,476)	(55.9)%

Operating Income in the Network Services and Systems segment decreased $8.2 million, or 60.7%, to $5.3 million in the first quarter of fiscal 2005 from $13.5 million in the first quarter of fiscal 2004. This decrease was due to decreased Revenue, increased Depreciation and Amortization, and increases in COS discussed earlier.

Operating Income in the Information Management segment decreased $2.5 million, or 47.6%, to $2.7 million in the first quarter of fiscal 2005 from $5.2 million in the first quarter of fiscal 2004. This decrease was due to decreased Revenue, increased Depreciation and Amortization, increased data costs, and increased SG&A discussed earlier.

Operating Income in the Pharmacy Benefit Services segment decreased $0.1 million, or 27.3%, to $0.2 million in the first quarter of fiscal 2004 from $0.3 million in the first quarter of fiscal 2004. This decrease was due to increased COS expense discussed earlier.

Operating Income in Other in the first quarter of fiscal 2004 was related to Restructuring and Other Charges mentioned above that are not attributable to a specific segment.

Other Income (Expense)

	Three Months Ended		Change
(In thousands)	August 27, 2004	August 29, 2003
			Dollars	Percent
		(As Restated)
Other Income (Expense)
Interest and Other Income	$65	$102	$(37)	(36.3)%
Interest and Other Expense	(6,404)	(7,221)	817	11.3%
Minority Interest in Earnings	(108)	(151)	43	28.5%

Total	$(6,447)	$(7,270)	$823	11.3%

Interest and Other Income results primarily from interest earned in overnight money market funds.

Interest and Other Expense consists of interest expense, amortization of debt issuance costs and other miscellaneous non-operating expense. Interest and Other Expense decreased $0.8 million, or 11.3%, to $6.4 million in the first quarter of fiscal 2005 from $7.2 million in the first quarter of fiscal 2004. This change was due to lower interest expense as a result of lower interest rates as negotiated in December 2003 and a reduction in the balance owed under our term loan and revolving credit agreement.

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

Net cash used in operating activities was $7.8 million in the first three months of fiscal 2005, a $28.2 million decrease from the $20.4 million of cash provided by operating activities in the first three months of fiscal 2004. Income from continuing operations adjusted for non-cash items was $15.4 million in the first three months of fiscal 2005 compared to $23.0 million in the first three months of fiscal 2004.

Net cash (used in) provided by operating activities was negatively impacted by the income from continuing operations adjusted for non-cash items and an increase in the use of working capital. We used $23.2 million of working capital in the first three months of fiscal 2005 compared to a use of $2.6 million in the first three months of fiscal 2004. Significant differences between the first three months of fiscal 2005 and the first three months of fiscal 2004 are accounts receivable, accounts payable and accrued liabilities, and deferred revenue. Collectively, these changes in working capital used $22.3 million of cash in the first three months of fiscal 2005 and used $1.8 million of cash in the first three months of fiscal 2004. Changes in working capital are the result of the timing of payments to our vendors and the timing difference between billing customers for services as required by their contracts and our recognition of related revenue. Accounts receivable used $0.9 million of cash in the first three months of fiscal 2005 and used $4.0 million of cash in the first three months of fiscal 2004. Accounts payable and accrued liabilities used $16.0 million of cash in the first three months of fiscal 2005 compared to providing $3.6 million in the first three months of fiscal 2004. Deferred revenue used $5.4 million in the first three months of fiscal 2005 compared to a use of $1.3 million in the first three months of fiscal 2004.

The nature of an information services business is such that it requires a substantial continuing investment in data, technology equipment and product development in order to expand the business. Creation of new and enhanced products is the engine of growth for NDCHealth and we continue to invest in our future growth through focus on product development. Historically we have also expanded our business through acquisitions and strategic investments in other businesses. The cash we use to expand our business is shown as net cash used in investing activities. Capital expenditures, which reflect our investment in equipment and product development such as capitalized software costs discussed above, were $9.9 million in the first three months of fiscal 2005, including $6.1 million in capitalized software costs and $0.8 million in capitalized interest; and $13.3 million in the first three months of fiscal 2004, including $7.3 million in capitalized software costs and $0.7 million in capitalized interest. As we continue the launch of new products in fiscal 2005, we expect a similar level of capital expenditures as in 2004.

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

	Three Months Ended
(In thousands)	August 27, 2004	August 29, 2003
	(As Restated)	(As Restated)
Net cash (used in) provided by operating activities	$(7,764)	$20,397
Capital expenditures	(9,897)	(13,308)
Dividends paid	(1,439)	(1,408)

Free cash flow	$(19,100)	$5,681

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk from that disclosed in our Annual Report on Form 10-K/A for the year ended May 28, 2004.

ITEM 4—CONTROLS AND PROCEDURES

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

As previously disclosed in January 2005, we engaged in a review and analysis of practices regarding software exchanges in our Physician business and their impact on revenue recognition. Additionally, we have revised our revenue recognition practices for our IHR products within our Information Management segment. As a result of our efforts, we have determined that Net Income should be adjusted. In addition, in reviewing our past practices, procedures and processes, we determined that there needed to be revisions to such practices, procedures and processes. In this regard, we concluded there were material weaknesses in our internal controls over revenue recognition and over the financial statement close process. We have taken, and continue to take, steps to rectify these matters.

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

Furthermore, on March 17, 2005, we received a material weakness letter, from our Independent Registered Public Accounting Firm, Ernst & Young LLP, regarding these same issues.

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

We intend to continue to monitor our internal controls, and if further improvements or enhancements are identified, we will take steps to implement such improvements or enhancements. In addition, the Company is undertaking a thorough review of its internal controls as part of the Company’s preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires the Company’s management to report on, and the Independent Registered Public Accounting Firm to attest to, the effectiveness of the Company’s internal control structure and procedures for financial reporting. The Company expects it will not be able to fully remediate these deficiencies by May 27, 2005, given the efforts needed to completely remediate the internal control material weaknesses associated with revenue recognition and the financial statement close process, as described above. In the event the Company has material weaknesses in internal controls relating to the process of revenue recognition and/or the financial statement close process at May 27, 2005, the Company’s management will disclose such weaknesses in its report and will not be able to conclude that the Company’s internal control over financial reporting was effective at such date. Similarly, the Company believes that such material weaknesses would be referenced in an adverse opinion on the effectiveness of internal controls over financial reporting from our Independent Registered Public Accounting Firm around internal controls. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Other than the changes identified above, there have been no changes to the Company’s internal controls over financial reporting that occurred since the beginning of the Company’s first quarter fiscal year 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

It should be noted that the design of any system of controls is based upon certain assumptions about the likelihood of future events, and there can be no assurance that such design will succeed in achieving its stated objective under all potential future conditions, regardless of how remote.

PART II—OTHER INFORMATION

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

In proceedings before the German courts instituted by IMS Health on December 21, 2000, IMS Health has alleged copyright infringement against each of Pharma Intranet Information AG, or PI, the company from whom we purchased certain assets of our German business, and us, and we each have contested the validity of IMS Health’s alleged copyright. In these proceedings, IMS Health obtained an injunction from the Frankfurt Regional Court to prevent each of PI and us from distributing data in the contested format. On August 13, 2002, the Frankfurt Court of Appeals ruled in our favor by dismissing the preliminary injunction against our use of the industry standard data structure. This decision is final and is not subject to further appeal by IMS Health. On September 17, 2002 the Frankfurt Court of Appeals issued a judgment in the main proceedings against PI. While validating a copyright in the structure, the Court held that IMS Health has no standing to sue to enforce the copyright. The Court also determined that IMS Health does not own the copyright. The Court further denied IMS Health’s claims under the EU Database Directive for protection of the data structure involved. Finally, the Court found that PI breached the German Act Against Unfair Trade Practices (UGW) by reason of identically copying the data structure. We have not sold or used the data structure initially used by PI. We do not own PI and PI is no longer actively conducting business. The case against us remains pending before the Frankfurt Regional Court at this time. On April 29, 2004, and upon referral by the Frankfurt Regional Courts on questions involving interpretations of European Competition laws, the European Court of Justice in Luxembourg found in favor of the Company, finding that if IMS Health holds a valid, enforceable copyright, then the Company should be entitled to a compulsory license from IMS Health to the extent it can demonstrate that it offers “a new product” in circumstances where IMS Health is “capable of eliminating all competition on the relevant market.” This clarification of law has been referred back to the Frankfurt Regional Court and is pending review.

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

On April 7, 2004, a putative class action captioned Garfield v. NDCHealth Corp., et al. was filed on behalf of all purchasers of the Company’s common stock during the period October 1, 2003 through March 31, 2004 against NDC and two of the Company’s officers, Walter Hoff and Randolph Hutto, in the United States District Court for the Northern District of Georgia. The Complaint alleges that the Company employed improper revenue recognition practices in violation of Generally Accepted Accounting Principles. The Complaint was filed shortly after NDC’s April 1, 2004 announcement that it would delay the release of its fiscal third quarter financial results pending the completion of a special independent review of the timing of recognition of revenue related to sales of NDC’s physician practice management systems through VARs. On August 9, 2004, the Complaint was amended to extend the putative class period to include the period from August 21, 2002 through April 19, 2004 and to add additional claims related to the timing of the Company’s write-down of its investment in MedUnite. On September 1, 2004, the Complaint was amended further to include Charles W. Miller, David H. Shenk, James W. FitzGibbons and Lee Adrean, each an officer of the Company, and Ernst & Young LLP, the Company’s independent registered public accounting firm, as additional defendants. As amended, the Complaint asserts violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act. The lawsuit seeks unspecified damages, attorney’s fees and costs, and prejudgment interest. The Company intends to vigorously defend itself.

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

Date:  March 21, 2005

NDCHEALTH CORPORATION

FORM 10-Q/A

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