Form 10-Q
period 2004-11-26
NDCHEALTH CORP
filed 2005-03-21
CIK 70033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 26, 2004

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

outstanding as of March 8, 2005

NDCHEALTH CORPORATION

FORM 10-Q

FOR THE FISCAL QUARTER ENDED NOVEMBER 26, 2004

PART I—FINANCIAL INFORMATION

Item 1—FINANCIAL STATEMENTS

NDCHealth Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
(In thousands, except per share data)	November 26, 2004	November 28, 2003
		(As Restated)
Revenue	$117,407	$109,238

Operating Expenses:
Cost of Service	70,962	53,593
Sales, General and Administrative	26,123	23,618
Depreciation and Amortization	10,399	8,756
Restructuring and Other Charges	2,216	1,798

	109,700	87,765

Operating Income	7,707	21,473

Other Income (Expense):
Interest and Other Income	78	155
Interest and Other Expense	(6,175)	(7,319)
Minority Interest in Earnings	(135)	(267)

	(6,232)	(7,431)

Income from Continuing Operations before Income Taxes	1,475	14,042

Provision for Income Taxes	574	5,256

Income from Continuing Operations	901	8,786
(Loss) from Discontinued Operations	(5,670)	(1,221)

Net Income (Loss)	$(4,769)	$7,565

Basic (Loss) Earnings Per Share:
Income from Continuing Operations	$0.03	$0.25

Discontinued Operations	$(0.16)	$(0.04)

Basic (Loss) Income Per Share	$(0.13)	$0.22

Weighted Average Shares	35,667	34,824

Diluted (Loss) Earnings Per Share:
Income from Continuing Operations	$0.03	$0.25

Discontinued Operations	$(0.16)	$(0.03)

Diluted (Loss) Income Per Share	$(0.13)	$0.21

Weighted Average Shares	35,894	35,619

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

NDCHealth Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended
(In thousands, except per share data)	November 26, 2004	November 28, 2003
		(As Restated)
Revenue	$226,535	$211,903

Operating Expenses:
Cost of Service	137,673	105,089
Sales, General and Administrative	49,852	45,920
Depreciation and Amortization	20,836	17,397
Restructuring and Other Charges	2,216	3,297

	210,577	171,703

Operating Income	15,958	40,200

Other Income (Expense):
Interest and Other Income	143	257
Interest and Other Expense	(12,579)	(14,540)
Minority Interest in Earnings	(243)	(418)

	(12,679)	(14,701)

Income from Continuing Operations before Income Taxes	3,279	25,499

Provision for Income Taxes	1,278	9,552

Income from Continuing Operations	2,001	15,947
Loss from Discontinued Operations	(13,735)	(1,755)

Net (Loss) Income	$(11,734)	$14,192

Basic (Loss) Earnings Per Share:
Income from Continuing Operations	$0.06	$0.46

Discontinued Operations	$(0.39)	$(0.05)

Basic (Loss) Income Per Share	$(0.33)	$0.41

Weighted Average Shares	35,653	34,785

Diluted (Loss) Earnings Per Share:
Income from Continuing Operations	$0.06	$0.45

Discontinued Operations	$(0.38)	$(0.05)

Diluted (Loss) Income Per Share	$(0.33)	$0.40

Weighted Average Shares	35,948	35,367

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

NDCHealth Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
(In thousands)	November 26, 2004	November 28, 2003
		(As Restated)
Cash flows from operating activities:
Net (loss) income	$(11,734)	$14,192
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Loss on discontinued operations	13,735	1,755
Non-cash restructuring and other charges	317	453
Depreciation and amortization	20,836	17,397
Deferred income taxes	1,083	8,156
Allowance for doubtful accounts	4,213	4,459
Other, net	2,640	2,410

Total	31,090	48,822
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(1,014)	(8,908)
Prepaid expenses and other assets	7,310	978
Accounts payable and accrued liabilities	(9,240)	7,881
Accrued interest on long-term debt	(210)	(214)
Deferred revenue	(15,536)	4,423

Net cash provided by operating activities	12,400	52,982

Cash flows from investing activities:
Capital expenditures	(17,963)	(21,639)
Proceeds from the sale of equipment	513	2,148
Acquisitions and other investing activities	(2,412)	(6,347)

Net cash used in investing activities	(19,862)	(25,838)

Cash flows from financing activities:
Net borrowings under lines of credit	38,500	—
Net principal payments under long-term debt arrangements	(39,208)	(1,916)
Net cash used in refinancing activities	—	(395)
Net cash received related to stock activities	510	2,647
Dividends paid	(2,880)	(2,820)

Net cash used in financing activities	(3,078)	(2,484)

Net cash used in discontinued operations	(2,834)	(2,285)

(Decrease) increase in cash and cash equivalents	(13,374)	22,375
Cash and cash equivalents, beginning of period	27,617	15,150

Cash and cash equivalents, end of period	$14,243	$37,525

Supplemental Disclosures
Cash paid for
Interest	$10,433	$14,971
Income taxes (refunded) paid	$(499)	$755

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

NDCHealth Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)	November 26, 2004	May 28, 2004
		(As Restated)
ASSETS
Current Assets:
Cash and Cash Equivalents	$14,243	$27,617
Accounts Receivable (Less Allowance of $8,218 and $7,568, respectively.)	64,829	69,110
Deferred Income Taxes	1,076	28,389
Prepaid Expenses	18,810	22,146
Other Current Assets	12,564	15,389
Total Assets of Discontinued Operations	44,047	70,459

Total Current Assets	155,569	233,110

Property and Equipment, Net	78,815	80,666
Capitalized External Use Software, Net	65,724	61,567
Goodwill	363,829	362,429
Intangible Assets, Net	66,823	71,760
Debt Issuance Cost	12,543	12,963
Deferred Income Taxes	11,771	—
Other Assets	23,278	22,561

Total Assets	$778,352	$845,056

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current Portion of Long-term Debt	$42,318	$33,656
Trade Accounts Payable	25,681	29,693
Accrued Compensation and Benefits	7,754	6,252
Accrued Interest	10,713	10,923
Deferred Revenue	42,667	54,214
Other Accrued Liabilities	30,751	35,757
Total Liabilities of Discontinued Operations	11,591	24,761

Total Current Liabilities	171,475	195,256

Deferred Revenue	2,655	7,208
Deferred Income Taxes	—	14,600
Other Non-current Liabilities	26,984	29,225
Long-term Debt	260,249	269,619

Total Liabilities	461,363	515,908

Commitments and Contingencies	—	—
Minority Interest in Equity of Subsidiaries	1,556	1,313
Stockholders' Equity:
Preferred Stock, par value $1.00 per share; 1,000,000 shares authorized, none issued	—	—
Common Stock, par value $.125 per share; 200,000,000 shares authorized; 36,025,273 and 36,006,641 shares issued, respectively.	4,503	4,501
Capital in excess of par value	245,921	245,314
Retained Earnings	65,813	80,426
Deferred Compensation	(6,715)	(7,694)
Other Comprehensive Income	5,911	5,288

Total Stockholders' Equity	315,433	327,835

Total Liabilities and Stockholders' Equity	$778,352	$845,056

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Nature of Operations

NDCHealth Corporation (“NDCHealth,” the “Company,” or “we” and other similar pronouns) conducts its business through three reportable segments: Network Services and Systems, Information Management and Pharmacy Benefit Services. The Network Services and Systems segment provides network-based information processing services and systems to healthcare providers, including pharmacies, hospitals and physicians, in the U.S. and Canada. The Information Management segment provides data products and solutions primarily to pharmaceutical manufacturers. The Pharmacy Benefit Services segment, a consolidated subsidiary in which we maintain a 49% controlling ownership interest, provides various pharmacy benefit plan services primarily to healthcare payers.

Note 2—Summary of Significant Accounting Policies

Basis of Consolidation

The Condensed Consolidated Financial Statements include the accounts of NDCHealth Corporation and its majority-owned and controlled companies. Significant inter-company transactions and balances have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform to the current year presentation. Our fiscal year begins on the Saturday closest to June 1 and ends on the Friday closest to May 31. Interim quarters typically consist of thirteen weeks ending the Friday closest to the last calendar day of August, November, and February. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.

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

Restatement of Financial Statements

The restated financial statements for the fiscal years ended May 28, 2004, May 30, 2003, and May 31, 2002 are reflected in the Company’s Annual Report on Form 10-K/A for the fiscal year ended May 28, 2004, which is being filed concurrently with this Quarterly Report on Form 10-Q for the quarter ended November 26, 2004. In addition, the Company’s Quarterly Report on Form 10-Q/A for the quarter ended August 27, 2004 is being filed concurrently with this Quarterly Report and reflects the restated financial statements for the periods covered by that Quarterly Report. Throughout this Quarterly Report on Form 10-Q, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

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

The following tables set forth the computation of basic and diluted earnings for the three and six months ending November 26, 2004 and November 28, 2003:

	Three Months Ended
	November 26, 2004			November 28, 2003
(In thousands, except per share data)	Income	Shares	Per Share	Income	Shares	Per Share
				(As Restated)		(As Restated)
Basic EPS:
Net (Loss) Income	$(4,769)	35,667	$(0.13)	$7,565	34,824	$0.22
Diluted EPS:
Effect of dilutive securities:
Stock options and restricted stock		227			795

Net (Loss) Income plus assumed conversions	$(4,769)	35,894	$(0.13)	$7,565	35,619	$0.21

	Six Months Ended
	November 26, 2004			November 28, 2003
(In thousands, except per share data)	Income	Shares	Per Share	Income	Shares	Per Share
				(As Restated)		(As Restated)
Basic EPS:
Net (Loss) Income	$(11,734)	35,653	$(0.33)	$14,192	34,785	$0.41
Diluted EPS:
Effect of dilutive securities:
Stock options and restricted stock		295			582

Net (Loss) Income plus assumed conversions	$(11,734)	35,948	$(0.33)	$14,192	35,367	$0.40

Income from Continuing Operations of $0.9 million and $8.8 million in the three months ended November 26, 2004 and November 28, 2003 resulted in basic earnings per share of $0.03 and $0.25 and diluted earnings per share of $0.03 and $0.25, respectively. Income from Continuing Operations of $2.0 million and $15.9 million in the six months ended November 26, 2004 and November 28, 2003 resulted in basic earnings per share of $0.06 and $0.46 and diluted earnings per share of $0.06 and $0.45, respectively.

Outstanding options to purchase 2,881,500 and 1,682,000 shares of common stock were not included in the computation of diluted earnings per share for the three months ended November 26, 2004 and November 28, 2003, respectively, because the options’ exercise prices were greater than the average market price of NDCHealth common stock for those periods. Outstanding options to purchase 3,516,000 and 843,000 shares of common stock were not included in the computation of diluted earnings per share for the six months ended November 26, 2004 and November 28, 2003, respectively, because the options’ exercise prices were greater than the average market price of NDCHealth common stock for those periods. For the three months ended November 26, 2004 and November 28, 2003, dividends declared per common share were $0.04. For the six months ended November 26, 2004 and November 28, 2003, dividends declared per common share were $0.08.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Stock Options

We have chosen the disclosure option under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) and SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” and continue to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for our plans. Accordingly, no compensation cost has been recognized for options granted under the plans. The weighted average fair value of options granted during the three months ended November 26, 2004 and November 28, 2003 was approximately $8.17 and $11.54, respectively. The weighted average fair value of options granted during the six months ended November 26, 2004 and November 28, 2003 was $6.78 and $9.20, respectively. Had compensation cost for these plans been recognized based on the fair value of the options at the grant dates in accordance with SFAS No. 123, the effect on our Net (Loss) Income and Earnings (Loss) Per Share would have been as follows:

	Three Months Ended
(In thousands, except per share data)	November 26, 2004	November 28, 2003
		(As Restated)
Net (Loss) Income:
As reported	$(4,769)	$7,565
Add: Stock-based compensation (restricted stock) expense included in reported Net (Loss) Income, net of related tax effects	592	404
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,218)	(2,006)

Pro forma	$(6,395)	$5,963

Basic (Loss) Earnings Per Share:
As reported	$(0.13)	$0.22
Pro forma	$(0.18)	$0.17
Diluted (Loss) Earnings Per Share:
As reported	$(0.13)	$0.21
Pro forma	$(0.18)	$0.17

	Six Months Ended
(In thousands, except per share data)	November 26, 2004	November 28, 2003
		(As Restated)
Net (Loss) Income:
As reported	$(11,734)	$14,192
Add: Stock-based compensation (restricted stock) expense included in reported Net (Loss) Income, net of related tax effects	958	854
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(4,500)	(4,451)

Pro forma	$(15,276)	$10,595

Basic (Loss) Earnings Per Share:
As reported	$(0.33)	$0.41
Pro forma	$(0.43)	$0.30
Diluted (Loss) Earnings Per Share:
As reported	$(0.33)	$0.40
Pro forma	$(0.42)	$0.30

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123 (R), “Share-Based Payment,” (“SFAS 123 (R)”) which replaces SFAS 123 and supersedes APB 25. SFAS No. 123 (R) requires that compensation cost relating to all share-based payment transactions, including grants of employee stock options, be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123 (R) is effective the first interim or annual reporting period that begins after June 15, 2005. NDCHealth expects to adopt SFAS 123 (R) on September 3, 2005 and expects to apply the modified prospective method upon adoption. The modified prospective method requires companies to record compensation cost beginning with the effective date (a) based on the requirements of SFAS 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123 (R) that remain unvested on the effective date.

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

In the second quarter of fiscal 2005 the Company completed the sale of its United Kingdom operations which resulted in a net gain of $1.7 million or $0.05 per share. The Company is also negotiating with interested buyers for the remaining German portion of its European business.

The loss from operations for the three months ended November 26, 2004 from the European businesses was less than $0.1 million. The loss from operations for the three months ended November 28, 2003 was $1.2 million, or $0.03 per share. The loss from operations for the European businesses was $0.5 million, or $0.01 per share for the six months ended November 26, 2004. The loss from operations for the six months ended November 28, 2003 was $1.8 million, or $0.05 per share. In the first and second quarters of fiscal 2005 management determined the Company would receive lower than previously expected total transaction proceeds based on current negotiations as of the filing date for each quarterly report. As a result, the carrying value of this asset was reduced, which increased the Loss from Discontinued Operations by $7.6 million, or $0.21 per share and $7.4 million, or $0.20 per share in the first and second quarter of fiscal 2005, respectively. For the six months ended November 26, 2004 the total Loss from Discontinued Operations was $(13.7) million or $0.38 per diluted share.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The operating results of our Discontinued Operations are summarized as follows:

	Three months ended
(In thousands, except per share data)	November 26, 2004	November 28, 2003
Revenue	$4,935	$4,811
Operating Income / (Loss)	$304	$(2,058)
Income / (Loss) from Operations, net of Tax	$(15)	$(1,221)
Gain on Sale of UK Businesses	$1,702	$—
Asset Valuation Adjustment	$(7,357)	$—

Income / (Loss) from Discontinued Operations	$(5,670)	$(1,221)

Diluted Earnings / (Loss) per Share:
From Operations	$—	$(0.03)

Gain on Sale of UK Businesses	$0.05	$—

From Asset Valuation Adjustment	$(0.20)	$—

Total	$(0.16)	$(0.03)

	Six months ended
(In thousands, except per share data)	November 26, 2004	November 28, 2003
Revenue	$10,221	$10,061
Operating Loss	$(253)	$(2,400)
Loss from Operations, net of Tax	$(472)	$(1,755)
Gain on Sale of UK Businesses	$1,702	$—
Asset Valuation Adjustment	$(14,965)	$—

Loss from Discontinued Operations	$(13,735)	$(1,755)

Diluted Earnings / (Loss) per Share:
From Operations	$(0.01)	$(0.05)

Gain on Sale of UK Businesses	$0.05	$—

From Asset Valuation Adjustment	$(0.42)	$—

Total	$(0.38)	$(0.05)

The Net Loss from Discontinued Operations for the three months November 28, 2003 is net of a tax benefit of $0.6 million. The Net Loss from Discontinued Operations for the six months ended November 26, 2004 and November 28, 2003 is net of a tax benefit of approximately $0.1 million and $0.7 million, respectively.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The total assets and liabilities of Discontinued Operations are summarized as follows:

(In thousands)	November 26, 2004	May 28, 2004
Assets
Cash and Cash Equivalents	$808	$983
Accounts Receivable, Net	1,481	2,173
Prepaid and Other Assets	12,534	13,608
Property and Equipment, Net	1,468	1,776
Goodwill	26,482	50,739
Intangible Assets, Net	1,274	1,180

Total Assets of Discontinued Operations	$44,047	$70,459

Liabilities
Accounts Payable and Accrued Liabilities	$3,462	$15,210
Deferred Revenue	984	2,246
Other Long-Term Liabilities	2,732	2,531
Minority Interest	4,413	4,774

Total Liabilities of Discontinued Operations	$11,591	$24,761

Material contingent liabilities related to Discontinued Operations are discussed in Note 8—Commitments and Contingencies.

Note 4—Restructuring and Other Charges

In the first six months of fiscal year 2004, with the completion of the TechRx acquisition, we began a review of NDCHealth to identify opportunities for increased operational efficiencies. Consequently, in the first six months of fiscal 2004, we recorded a charge of $3.0 million for severance related costs, $0.1 million related to lease terminations, and $0.2 million related to impairment of a note receivable we received as partial payment for the sale of a non-core operation.

During the second quarter of fiscal 2005, in an effort to reduce costs and consolidate certain senior management positions within the organization, we terminated five positions. Eliminations of these positions will allow the company to better align its resources with key opportunities and bring decision making closer to the customers. We recorded a charge of $2.2 million for severance related costs, which include $0.9 million in the Network Services and Systems segment, $0.4 million in the Information Management Segment, and $0.9 million in the Other segment. Of the $2.2 million incurred in the second quarter of fiscal 2005, $1.9 million was cash and $0.3 million was a non-cash charge in accordance with FASB Interpretation Number 44, “Accounting for Certain Transactions Involving Stock Compensation.”

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Three Months Ended
(In thousands)	November 26, 2004	November 28, 2003
		(As Restated)
By Expense Type:
Severance	$2,216	$1,415
Exit-related costs	—	32
Asset reserves	—	187
Acquisition related costs	—	164

Total	$2,216	$1,798

By Segment:
Network Services and Systems	$911	$757
Information Management	433	58
Other	872	983

Total	$2,216	$1,798

	Six Months Ended
(In thousands)	November 26, 2004	November 28, 2003
		(As Restated)
By Expense Type:
Severance	$2,216	$2,698
Exit-related costs	—	147
Asset reserves	—	187
Acquisition related costs	—	265

Total	$2,216	$3,297

By Segment:
Network Services and Systems	$911	$1,426
Information Management	433	613
Other	872	1,258

Total	$2,216	$3,297

The following table shows the fiscal 2005 activity related to the restructuring liabilities, which are included in Other Accrued Liabilities in the Condensed Consolidated Balance Sheets:

	Network Services and Systems		Information Management	Other
	Severance	Exit-Related	Severance	Severance	Total
Balance, May 28, 2004 (As Restated)	$729	$837	$175	$799	$2,540
Restructuring	731	—	433	735	1,899
Cash expenditures	(603)	(189)	(155)	(692)	(1,639)

Balance, November 26, 2004	$857	$648	$453	$842	$2,800

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Note 5—Goodwill

The changes in the carrying amount of Goodwill for the six months ended November 26, 2004 are as follows:

(In thousands)
Goodwill	Network Services and Systems	Information Management	Total
Balance as of May 28, 2004 (As Restated)	$323,411	$39,018	$362,429
Purchase price adjustments and currency translation	1,195	205	1,400

Balance as of November 26, 2004	$324,606	$39,223	$363,829

We assess the recoverability of goodwill on at least an annual basis during the Company’s second quarter, or more frequently if circumstances suggest potential impairment. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. We completed our annual impairment testing during the second quarter of fiscal 2005. For each of our reporting units, we found that the estimated fair value exceeded the net book value of the unit and therefore the second step of the impairment test was not necessary.

Note 6—Intangible Assets, Net

The table below presents Intangible Assets by asset class:

(In thousands)	As of November 26, 2004			As of May 28, 2004
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer base	$80,828	$(25,807)	$55,021	$80,828	$(22,012)	$58,816
Data rights agreement	10,409	(1,363)	9,046	10,409	(620)	9,789
Reseller and other	3,600	(844)	2,756	3,600	(445)	3,155

Total Intangible Assets	$94,837	$(28,014)	$66,823	$94,837	$(23,077)	$71,760

The aggregate amortization expense for the three months and six months ended November 26, 2004 was $2.5 million and $4.9 million, respectively, and estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense	(In thousands)
For year Ending May 27, 2005	$9,873
For year Ending June 02, 2006	$9,873
For year Ending June 01, 2007	$9,823
For year Ending May 30, 2008	$9,533
For year Ending May 29, 2009	$9,418

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Note 7—Segment Information

Segment information for the three months and six months ended November 26, 2004 and November 28, 2003 is presented below. We operate our business as three fundamental reportable segments: Network Services and Systems, which we offer to healthcare providers and payers; Information Management, which we offer primarily to pharmaceutical manufacturers; and Pharmacy Benefit Services, which we offer to third party payers. Network Services and Systems provides electronic connectivity to the NDCHealth intelligent network and system solutions throughout the healthcare industry. Information Management provides management information, research and analytic services primarily to pharmaceutical manufacturers. Pharmacy Benefit Services provides prescription benefit management services. Other includes Restructuring and Other Charges not attributable to a specific segment. The information presented below excludes Discontinued Operations. There has been no significant change in the composition of the reportable segments from the presentation of fiscal 2004 segment information included in our Annual Report on Form 10-K/A for the fiscal year ended May 28, 2004 filed with the SEC.

	Three Months Ended
(In thousands)	November 26, 2004	November 28, 2003
		(As Restated)
Revenue:
Network Services and Systems	$60,354	$66,799
Information Management	38,402	37,637
Pharmacy Benefit Services	18,651	4,802

Total Revenue	$117,407	$109,238

Income (Loss) from Continuing Operations before Income Taxes:
Network Services and Systems	$(263)	$9,970
Information Management	2,477	4,794
Pharmacy Benefit Services	133	261
Other	(872)	(983)

Total Income from Continuing Operations before Income Taxes	$1,475	$14,042

	Six Months Ended
(In thousands)	November 26, 2004	November 28, 2003
		(As Restated)
Revenue:
Network Services and Systems	$117,930	$129,065
Information Management	73,722	73,394
Pharmacy Benefit Services	34,883	9,444

Total Revenue	$226,535	$211,903

Income (Loss) from Continuing Operations before Income Taxes:
Network Services and Systems	$1,141	$18,993
Information Management	2,773	7,355
Pharmacy Benefit Services	237	409
Other	(872)	(1,258)

Total Income from Continuing Operations before Income Taxes	$3,279	$25,499

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Note 8—Commitments And Contingencies

Our Board of Directors has authorized the disposition of our European operations in Germany and the United Kingdom, which are recorded as discontinued operations. We currently provide pharmaceutical information services solutions to our European customers, pharmaceutical companies, through our German business. In this regard, we deliver the prescription data we receive from our data suppliers in a variety of products to our customers to assist them in operating their businesses. We deliver this prescription data to our customers in an electronic format. The specific electronic format within which such prescription data is actually delivered to such pharmaceutical companies in Germany is the subject matter of current litigation both before the European Commission and the German courts with IMS Health.

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

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

intend to vigorously prosecute our causes of action against the Defendants, have denied all liability and damages sought in the counterclaim, and are vigorously defending the claims asserted against us.

On April 7, 2004, a putative securities class-action, captioned Garfield v. NDCHealth Corporation, et al., was filed in the United States District Court for the Northern District of Georgia against NDCHealth and Messrs. Hoff and Hutto. On September 1, 2004, a second amended complaint was filed. The second amended complaint added Messrs. Miller, Shenk, FitzGibbons and Adrean, as well as Ernst and Young, as defendants. The second amended complaint generally alleges, among other things, that members of a purported class of stockholders who purchased common stock between October 1, 2003 and August 9, 2004 were damaged as a result of (i) improper revenue recognition practices in the Company’s physician business unit; (ii) the failure to timely write-down the Company’s investment in MedUnite; and (iii) the improper capitalization and amortization of costs associated with software development. The second amended complaint alleges that, as a result of such conduct, the Company’s previously issued financial statements were materially false and misleading, thereby causing the prices of the Company’s common stock to be inflated artificially. The second amended complaint asserts violations of Section 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and seeks unspecified monetary damages and other relief. On October 13, 2004, the Company and the individual defendants filed a motion to dismiss the second amended complaint. The motion is fully briefed and the parties are currently awaiting a decision by the court.

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

Note 9—Comprehensive (Loss) Income

Comprehensive (loss) income includes unrealized gains and losses which are excluded from the Condensed Consolidated Statements of Operations. The components of comprehensive (loss) income are as follows:

	Three months ended
(In thousands)	November 26, 2004	November 28, 2003
		(As Restated)
Net (loss) income	$(4,769)	$7,565
Foreign currency translation adjustment	1,043	5,166
Unrealized holding loss, net of tax	—	4
Pension liability adjustment, net of tax	—	—

Total comprehensive (loss) income	$(3,726)	$12,735

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Six months ended
(In thousands)	November 26, 2004	November 28, 2003
		(As Restated)
Net (loss) income	$(11,734)	$14,192
Foreign currency translation adjustment	623	1,285
Unrealized holding loss, net of tax	—	4
Pension liability adjustment, net of tax	—	(712)

Total comprehensive (loss) income	$(11,111)	$14,769

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

Net periodic pension cost for our pension plan during the first two quarters of fiscal 2005 and 2004 included the following components:

	Three Months Ended		Six Months Ended
(In thousands)	November 26 2004	November 28 2003	November 26 2004	November 28 2003
Interest cost on projected benefit obligation	$483	$470	$967	$940
Expected return on plan assets	(424)	(359)	(849)	(718)
Recognized actuarial loss	145	184	289	368

Net periodic pension cost	$204	$295	$407	$590

The expense listed above relates to continuing operations. There were no pension costs related to discontinued operations.

In the first fiscal quarter of 2005, we did not make any pension contributions. In the second quarter, we made a contribution of $0.6 million. We presently anticipate contributing an additional $2.5 million to fund our pension plan during the remainder of our 2005 fiscal year.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Note 11—Consolidating Financial Data Of Subsidiary Guarantors

In fiscal year 2003, we issued $200 million aggregate principal amount of 10 1/2 % senior subordinated notes due 2012. Our wholly-owned, material subsidiaries, which include NDC Health Information Services (Arizona) Inc., and NDC of Canada, Inc., have fully and unconditionally guaranteed the notes on a joint and several basis.

Presented below is our consolidating financial data, including the combined financial data for our subsidiary guarantors and our subsidiary non-guarantors.

Statement of Operations for the Three months ended November 26, 2004 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenue	$55,877	$42,043	$19,487	$—	$117,407
Operating Expenses
Cost of Service	25,190	27,513	18,259	—	70,962
Other Operating Expenses	24,318	13,103	1,317	—	38,738

	49,508	40,616	19,576	—	109,700

Operating Income	6,369	1,427	(89)	—	7,707
Other Income/Expense	(6,086)	(15)	(131)	—	(6,232)
Income from Continuing Operations	283	1,412	(220)	—	1,475
Provision for Income Taxes	(56)	716	(86)	—	574
Discontinued Operations	—	—	(3,721)	(1,949)	(5,670)

Net (Loss) Income	$339	$696	$(3,855)	$(1,949)	$(4,769)

Statement of Operations for the Three months ended November 28, 2003 (In thousands) (As Restated)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenue	$62,691	$41,091	$5,456	$—	$109,238
Operating Expenses
Cost of Service	23,622	25,525	4,446	—	53,593
Other Operating Expenses	22,244	11,054	874	—	34,172

	45,866	36,579	5,320	—	87,765

Operating Income	16,825	4,512	136	—	21,473
Other Income/Expense	(7,085)	(56)	(271)	(19)	(7,431)
Income from Continuing Operations	9,740	4,456	(135)	(19)	14,042
Provision for Income Taxes	3,743	1,571	(51)	(7)	5,256
Discontinued Operations	—	—	(1,221)	—	(1,221)

Net Income	$5,997	$2,885	$(1,305)	$(12)	$7,565

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Statement of Operations for the Six months ended November 26, 2004 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenue	$108,873	$80,981	$36,681		$226,535
Operating Expenses
Cost of Service	49,463	54,072	34,138		137,673
Other Operating Expenses	43,958	26,432	2,514		72,904

	93,421	80,504	36,652	—	210,577

Operating Income	15,452	477	29	—	15,958
Other Income/Expense	(12,409)	(20)	(250)		(12,679)
Income from Continuing Operations	3,043	457	(221)	—	3,279
Provision for Income Taxes	1,186	178	(86)	—	1,278
Discontinued Operations	—	—	(11,786)	(1,949)	(13,735)

Net (Loss) Income	$1,857	$279	$(11,921)	$(1,949)	$(11,734)

Statement of Operations for the Three months ended November 28, 2003 (In thousands) (As Restated)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenue	$120,726	$80,390	$10,787		$211,903
Operating Expenses
Cost of Service	45,628	50,623	8,838		105,089
Other Operating Expenses	42,708	22,143	1,763		66,614

	88,336	72,766	10,601	—	171,703

Operating Income	32,390	7,624	186	—	40,200
Other Income/Expense	(14,191)	973	(423)	(1,060)	(14,701)
Income from Continuing Operations	18,199	8,597	(237)	(1,060)	25,499
Provision for Income Taxes	6,778	3,267	(90)	(403)	9,552
Discontinued Operations	—	—	(1,755)	—	(1,755)

Net Income	$11,421	$5,330	$(1,902)	$(657)	$14,192

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Balance Sheet as of November 26, 2004 (In thousands)	NDCHealth Corporation	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$12,418	$382	$1,443	$—	$14,243
Accounts receivable	42,448	16,027	6,354	—	64,829
Prepaid expenses and other current assets	36,253	12,630	575	(17,008)	32,450
Total assets from discontinued operations			35,791	8,256	44,047

Total current assets	91,119	29,039	44,163	(8,752)	155,569

Property, equipment and capital use software, net	112,212	30,548	1,779	—	144,539
Goodwill and intangible assets, net	384,860	36,812	8,980	—	430,652
Investments and other	278,643	683	—	(231,734)	47,592
Intercompany receivables	71,480	(14,726)	839	(57,593)	—

Total Assets	$938,314	$82,356	$55,761	$(298,079)	$778,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$42,048	$126	$144	$—	$42,318
Accounts payable, accrued liabilities and other	82,150	29,823	5,593	—	117,566
Total liabilities from discontinued operations			38,883	(27,292)	11,591

Total current liabilities	124,198	29,949	44,620	(27,292)	171,475

Long-term liabilities	299,019	3,168	6,403	(18,702)	289,888

Total liabilities	423,217	33,117	51,023	(45,994)	461,363

Minority interest in equity of subsidiaries	—	—	1,556	—	1,556
Stockholders’ equity	515,097	49,239	3,182	(252,085)	315,433

Total Liabilities and Stockholders’ Equity	$938,314	$82,356	$55,761	$(298,079)	$778,352

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Balance Sheet as of May 28, 2004 (In thousands) (As Restated)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$24,438	$727	$2,452	$—	$27,617
Accounts receivable	42,495	20,933	5,682	—	69,110
Prepaid expenses and other current assets	65,193	14,003	413	(13,685)	65,924
Total assets from discontinued operations	—	—	76,528	(6,069)	70,459

Total current assets	132,126	35,663	85,075	(19,754)	233,110

Property, equipment and capital use software, net	108,243	31,512	2,478	—	142,233
Goodwill and intangible assets, net	389,279	37,126	7,784	—	434,189
Investments and other	258,484	—	28	(222,988)	35,524
Intercompany receivables	79,070	(23,127)	(6,396)	(49,547)	—

Total Assets	$967,202	$81,174	$88,969	$(292,289)	$845,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$33,011	$500	$145	$—	$33,656
Accounts payable, accrued liabilities and other	91,928	38,641	6,517	(247)	136,839
Total liabilities from discontinued operations	—	—	40,581	(15,820)	24,761

Total current liabilities	124,939	39,141	47,243	(16,067)	195,256

Long-term liabilities	317,533	2,881	272	(34)	320,652

Total liabilities	442,472	42,022	47,515	(16,101)	515,908

Minority interest in equity of subsidiaries	—	—	1,312	1	1,313
Stockholders’ equity	524,730	39,152	40,142	(276,189)	327,835

Total Liabilities and Stockholders’ Equity	$967,202	$81,174	$88,969	$(292,289)	$845,056

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Statement of Cash Flows for the Six Months Ended November 26, 2004 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$1,857	$279	$(11,921)	$(1,949)	$(11,734)
Adjustments to reconcile net income (loss) to cash provided by operating activities:	22,032	6,293	14,499	—	42,824
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:	(4,917)	(15,413)	(17,569)	19,209	(18,690)

Net cash provided by operating activities	18,972	(8,841)	(14,991)	17,260	12,400
Cash flows from investing activities:	(28,350)	8,870	(382)	—	(19,862)
Cash flows from financing activities:	(2,632)	(374)	17,188	(17,260)	(3,078)
Cash flows from discontinued operations:	—	—	(2,834)	—	(2,834)

Increase (decrease) in cash and cash equivalents	(12,010)	(345)	(1,019)	—	(13,374)
Cash and cash equivalents, beginning of period	24,438	727	2,452	—	27,617

Cash and cash equivalents, end of period	$12,428	$382	$1,433	$—	$14,243

Statement of Cash Flows for the Six Months Ended November 28, 2003 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$11,421	$5,330	$(1,902)	$(657)	$14,192
Adjustments to reconcile net income (loss) to cash provided by operating activities:	25,588	6,780	9,690	(7,428)	34,630
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:	11,476	(10,475)	(6,198)	9,357	4,160

Net cash provided by operating activities	48,485	1,635	1,590	1,272	52,982
Cash flows from investing activities:	(22,312)	(2,340)	(1,186)		(25,838)
Cash flows from financing activities:	(2,537)	(359)	1,684	(1,272)	(2,484)
Cash flows from discontinued operations:			(2,285)		(2,285)

Increase (decrease) in cash and cash equivalents	23,636	(1,064)	(197)	—	22,375
Cash and cash equivalents, beginning of period	12,698	1,491	961		15,150

Cash and cash equivalents, end of period	$36,334	$427	$764	$—	$37,525

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Debt and Equity Update

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

The Company’s Pharmacy Benefit Services business is a 49.5%-owned subsidiary in which the Company has voting control. The contribution of this business to the Company’s total profit is currently not significant. As part of the Company’s consideration of strategic alternatives for increasing focus and reducing debt outstanding, the Company has entered into a definitive agreement for the sale of its interest to one of the minority partners in this business which includes members of management of this business. This agreement is subject to the satisfaction of certain conditions and there can be no assurance that these conditions will be satisfied. If this transaction is not consummated, the Company’s current plans are to continue its ownership of this business with its current partners.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Certain statements in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report. NDCHealth disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although NDCHealth believes that its expectations are based on reasonable assumptions, there can be no assurance that its goals will be achieved. Important factors that could cause actual results to differ from estimates or projections contained in the forward-looking statements are described under “Safe Harbor Statement” in this Item 2.

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

The restated financial statements for the fiscal years ended May 28, 2004, May 30, 2003, and May 31, 2002 are reflected in the Company’s Annual Report on Form 10-K/A for the fiscal year ended May 28, 2004 which is being filed concurrently with this Quarterly Report on Form 10-Q for the quarter ended November 26, 2004. In addition, the Company’s Quarterly Report on Form 10-Q/A for the quarter ended August 27, 2004 is being filed concurrently with this Quarterly Report and reflects the restated financial statements for the periods covered by that Quarterly Report. Throughout this Quarterly Report on Form 10-Q, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Overview

We operate our business as three fundamental segments: Network Services and Systems, Information Management, and Pharmacy Benefit Services. Network Services and Systems provides electronic connectivity to our NDCHealth Intelligent Network for transaction processing and system solutions throughout the healthcare industry. Information Management provides management information, research and analytic services primarily to pharmaceutical manufacturers. Pharmacy Benefit Services, a consolidated subsidiary of which we maintain a 49% controlling ownership interest, provides pharmacy plan management services to health care third party payers. More information concerning segments can be found in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

Revenue

	Three Months Ended
(In thousands)	November 26, 2004	November 28, 2003	Change
Revenue:		(As Restated)	Dollars	Percent
Network Services and Systems	$60,354	$66,799	$(6,445)	(9.6)%
Information Management	38,402	37,637	765	2.0%
Pharmacy Benefit Services	18,651	4,802	13,849	288.4%

Total	$117,407	$109,238	$8,169	7.5%

	Six Months Ended
(In thousands)	November 26, 2004	November 28, 2003	Change
Revenue:		(As Restated)	Dollars	Percent
Network Services and Systems	$117,930	$129,065	$(11,135)	(8.6)%
Information Management	73,722	73,394	328	0.4%
Pharmacy Benefit Services	34,883	9,444	25,439	269.4%

Total	$226,535	$211,903	$14,632	6.9%

Revenue growth in the second quarter and first six months of fiscal year 2005 as compared to the comparable prior year periods was driven by significant growth in Pharmacy Benefit Services, partially offset by a decline in both the Network Services and Systems. The decline in Network Services and Systems segment revenue was primarily caused by lower physician software sales and the transition to next-generation pharmacy systems, which offset growth in pharmacy network services. The Information Management segment generated lower revenue from non-recurring ad hoc research and analytic services and was impacted by price compression from certain pharmaceutical manufacturer customers renewed over the last year.

Network Services and Systems

Network Services and Systems revenue decreased $6.4 million, or 9.6%, to $60.4 million in the second quarter of fiscal 2005 from $66.8 million in the second quarter of fiscal 2004. Network Services and Systems revenue decreased $11.1 million, or 8.6%, to $117.9 million in the first six months of fiscal 2005 from $129.1 million in the first six months of fiscal 2004. The decrease in revenue is detailed below by our major customer groups.

Revenue by Customer Group

	Three Months Ended
	November 26, 2004	November 28, 2003	Change
(In thousands)		(As Restated)	Dollars	Percent
Pharmacy	$35,670	$36,155	$(485)	(1.3)%
Hospital	13,371	15,099	(1,728)	(11.4)%
Physician	8,011	11,967	(3,956)	(33.1)%
Other	3,302	3,578	(276)	(7.7)%

Total	$60,354	$66,799	$(6,445)	(9.6)%

	Six Months Ended
	November 26, 2004	November 28, 2003	Change
(In thousands)		(As Restated)	Dollars	Percent
Pharmacy	$69,652	$70,403	$(751)	(1.1)%
Hospital	27,223	29,765	(2,542)	(8.5)%
Physician	14,279	21,407	(7,128)	(33.3)%
Other	6,776	7,490	(714)	(9.5)%

Total	$117,930	$129,065	$(11,135)	(8.6)%

Revenue from Pharmacy customers declined $0.5 million, or 1.3%, to $35.7 million in the second quarter of fiscal 2005 from $36.2 million in the second quarter of fiscal 2004. Revenue from Pharmacy customers declined $0.8 million, or 1.1%, to $69.7 million in the first six months of fiscal 2005 from $70.4 million in the first six months of fiscal 2004. This decline was due to lower information product sales as well as lower pharmacy systems revenue as new NDC PharmacyRx™ system sales and the transition to recurring, transaction-based revenue do not yet offset a decrease in legacy systems sales. This decrease was offset by the overall revenue growth of approximately 10% in our pharmacy transaction business, which was attributed to increases of 10% in network transactions and 22% in pre and post edit transactions. Transaction revenue growth lagged the growth in transactions due to the transaction growth being derived primarily from the largest pharmacy chains, who receive our best per-transaction pricing due to their large volumes. Transaction-based revenue is expected to continue to grow more slowly than transactions due to market share gains by large national chains and competitive price pressure for transaction-based services.

Revenue from Hospital customers declined $1.7 million, or 11.4%, to $13.4 million in the second quarter of fiscal 2005 from $15.1 million in the second quarter of fiscal 2004. Revenue from Hospital customers declined $2.5 million, or 8.5%, to $27.2 million in the first six months of fiscal 2005 from $29.8 million in the first six months of fiscal 2004 as transaction revenue growth from NDC ePREMIS™ continued to be offset by a lower level of customization and professional services fees.

Revenue from the Physician customer group decreased $4.0 million, or 33.1%, to $8.0 million in the second quarter of fiscal 2005 from $12.0 million in the second quarter of fiscal 2004. Revenue from the Physician customer group decreased $7.1 million, or 33.3%, to $14.3 million in the first six months of fiscal 2005 from $21.4 million in the first six months of fiscal 2004. The decrease in both periods was due to our change in selling software to value added resellers (“VARs”) on a cash basis instead of granting credit terms, which led to significantly fewer system sales in the second quarter and first six months of fiscal 2005 compared to the second quarter and first six months of fiscal 2004. During the fourth quarter of fiscal 2004, we changed our agreements with our VARs and eliminated the requirement to maintain evidence of contract support and advertising support. Therefore, we have ceased recording items in revenue and expenses that were recognized in accordance with EITF 01-9. This change contributed $2.4 million and $4.1 million to the three and six-month revenue declines, respectively. We expect physician system sales to continue its recovery in the third quarter of fiscal 2005 following the release of a second product upgrade as VARs purchase software with new HIPAA security functionality.

Other revenue, which includes data processing services provided to our former affiliate Global Payments, Inc. and a third-party paper claims and statement printing service, decreased $0.3 million, or 7.7%, to $3.3 million in the second quarter of fiscal 2005 from $3.6 million in the second quarter of fiscal 2004. Other revenue decreased $0.7 million, or 9.5%, to $6.8 million in the first six months of fiscal 2005 from $7.5 million in the first six months of fiscal 2004. As previously disclosed, Global Payments is expected to discontinue the service agreement on or after September 30, 2005, eliminating a portion of the other revenue stream.

Information Management

Information Management Revenue increased $0.8 million, or 2.0%, to $38.4 million in the second quarter of fiscal 2005 from $37.6 million in the second quarter of fiscal 2004. Information Management Revenue increased $0.3 million, or 0.4%, to $73.7 million in the first six months of fiscal 2005 from $73.4 million in the first six months of fiscal 2004. The increase in both periods was a result of growth in new product revenue, such as the Intelligent Health Repository services and other emerging products, offset by declines in certain legacy product offerings and compression from certain of our pharmaceutical manufacturer customers. The Information Management business is expected to face continued pricing pressure from its pharmaceutical customers and will need to continue to develop and sell new, more advanced information products in order to grow revenue in the future.

Pharmacy Benefit Services

Pharmacy Benefit Services Revenue increased $13.8 million, or 288.4%, to $18.7 million in the second quarter of fiscal 2005 from $4.8 million in the second quarter of fiscal 2004. Pharmacy Benefit Services Revenue increased $25.4 million, or 269.4%, to $34.9 million in the first six months of fiscal 2005 from $9.4 million in the first six months of fiscal 2004. The increase was due to the rapid expansion of the administrative services component, and comprised 15.9% of total company revenue in the second quarter of fiscal 2005 and 15.4% of total company revenue in the first six months of fiscal 2005. Because a majority of the revenue in the Pharmacy Benefit Services segment includes the underlying cost of the prescription drug being administered on behalf of customers, margins are low and reported revenue growth in the segment did not contribute notably to profits.

Cost of Service

Cost of Service (“COS”) includes certain compensation, computer operations, data costs, consulting services, telecommunications, customer support, and application maintenance expenses. COS increased $17.4 million, or 32.4%, to $71.0 million in the second quarter of fiscal 2005 from $53.6 million in the second quarter of fiscal 2004. COS increased $32.6 million, or 31.0%, to $137.7 million in the first six months of fiscal 2005 from $105.1 million in the first six months of fiscal 2004. The increase was due primarily to variable costs directly related to increased Revenue in our Pharmacy Benefit Services segment, as well as increased software development and customer implementation expenses in the network services and systems segment and increased data costs in the Information Management segment.

	Three Months Ended
(In thousands)	November 26, 2004	November 28, 2003	Change
Revenue by Segment		(As Restated)	Dollars	Percent
Network Services and Systems	$60,354	$66,799	$(6,445)	(9.6)%
Information Management	38,402	37,637	765	2.0%
Pharmacy Benefit Services	18,651	4,802	13,849	288.4%

Total Revenue	$117,407	$109,238	$8,169	7.5%

Cost of Service by Segment
Network Services and Systems	$32,788	$30,112	$2,676	8.9%
Information Management	20,766	19,828	938	4.7%
Pharmacy Benefit Services	17,408	3,653	13,755	376.5%

Total Cost of Service	$70,962	$53,593	$17,369	32.4%

Cost of Service as Percent of Revenue
Network Services and Systems	54.3%	45.1%
Information Management	54.1%	52.7%
Pharmacy Benefit Services	93.3%	76.1%
Total	60.4%	49.1%

	Six Months Ended
(In thousands)	November 26, 2004	November 28, 2003	Change
Revenue by Segment		(As Restated)	Dollars	Percent
Network Services and Systems	$117,930	$129,065	$(11,135)	(8.6)%
Information Management	73,722	73,394	328	0.4%
Pharmacy Benefit Services	34,883	9,444	25,439	269.4%

Total Revenue	$226,535	$211,903	$14,632	6.9%

Cost of Service by Segment
Network Services and Systems	$64,044	$58,113	$5,931	10.2%
Information Management	41,158	39,638	1,520	3.8%
Pharmacy Benefit Services	32,471	7,338	25,133	342.5%

Total Cost of Service	$137,673	$105,089	$32,584	31.0%

Cost of Service as Percent of Revenue
Network Services and Systems	54.3%	45.0%
Information Management	55.8%	54.0%
Pharmacy Benefit Services	93.1%	77.7%
Total	60.8%	49.6%

COS in the Network Services and Systems segment increased by $2.7 million, or 8.9%, to $32.8 million in the second quarter of fiscal 2005 from $30.1 million in the second quarter of fiscal 2004. COS in the Network Services and Systems segment increased by $5.9 million or, 10.2%, to $64.0 million in the first six months of fiscal 2005 from $58.1 million in the first six months of fiscal 2004. This increase is primarily due to higher staffing related product development expense and a larger percentage of our software development costs being expensed particularly as we develop subsequent releases of our NDC EnterpriseRxTM system prior to establishing technological feasibility for those releases which would allow for capitalization of the development costs.

COS in the Information Management segment increased $0.9 million, or 4.7%, to $20.8 million in the second quarter of fiscal 2005 from $19.8 million in the second quarter of fiscal 2004 due to increased data costs discussed below, costs related to the development of Intelligent Health Repository products and ongoing costs associated with the integration of Arclight data into Information Management products. COS in the Information Management segment increased $1.5 million, or 3.8%, to $41.2 million in the first six months of fiscal 2005 from $39.6 million in the first six months of fiscal 2004 due to increased data costs discussed below, costs related to the development of Intelligent Health Repository products and ongoing costs associated with the integration of Arclight data into Information Management products partially offset by lower staffing levels.

COS in the Pharmacy Benefit Services segment increased $13.8 million, or 376.5%, to $17.4 million in the second quarter of fiscal 2005 from $3.7 million in the second quarter of fiscal 2004 due to substantial Revenue growth. COS in the Pharmacy Benefit Services segment increased $25.4 million, or 269.4%, to $34.9 million in the first six months of fiscal 2005 from $9.4 million in the first six months of fiscal 2004. COS as a percent of Revenue increased to 93.3% in the second quarter of fiscal 2005 from 76.1% in the second quarter of fiscal 2004, and increased to 93.1% in the first six months of fiscal 2005 from 77.7% in the first six months of fiscal 2004 as the mix of services sold shifted to pharmacy benefit administrative services, for which Revenue and COS both include the underlying cost of the prescription drug being administered on behalf of customers, thereby providing very low contribution margins. The segment’s traditional pharmacy claim adjudication services offer higher percent margins, but represent a declining portion of this segment’s Revenue.

Data Costs

Data costs are primarily recorded within the Information Management segment in COS, but some data costs are also recorded in Network Services and Systems segment COS. Data costs increased $1.4 million, or 10.8%, to $14.4 million in the second quarter of fiscal 2005 from $13.0 million in the second quarter of fiscal 2004. Data costs increased $2.9 million, or 11.2%, to $28.8 million in the first six months of fiscal 2005 from $25.9 million in the first six months of fiscal 2004. The increases in both periods were due to an increase in volume of data purchased and an increase in the costs of such data. As a percent of Revenue, data costs increased from the second quarter of fiscal 2004 to the second quarter of fiscal 2005, and increased from the first six months of fiscal 2004 to the first six months of fiscal 2005. We are continuing to actively pursue programs to contain data costs.

	Three Months Ended
	November 26, 2004	November 28, 2003	Change
(In thousands)		(As Restated)	Dollars	Percent
Revenue	$117,407	$109,238	$8,169	7.5%
Data costs	$14,436	$13,034	$1,402	10.8%
Data costs as a Percent of Revenue	12.3%	11.9%

	Six Months Ended
	November 26, 2004	November 28, 2003	Change
(In thousands)		(As Restated)	Dollars	Percent
Revenue	$226,535	$211,903	$14,632	6.9%
Data costs	$28,840	$25,945	$2,895	11.2%
Data costs as a Percent of Revenue	12.7%	12.2%

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

The primary engine of growth for NDCHealth is the creation of new and enhanced products. As such, software costs are an investment in the growth of the Company. As new products are developed, sold and installed, we expect to grow revenue, operating income, and increase cash flow. Our current focus is on developing products such as NDC EnterpriseRx™, NDC MailRx™, and our Intelligent Health Repository and ArcLight-related information products.

Total costs associated with software development increased by $0.1 million, or 1.6%, to $10.9 million in the second quarter of fiscal 2005 from $10.8 million in the second quarter of fiscal 2004. Of the total, costs associated with software development for our new pharmacy system, EnterpriseRx, were $4.7 million in the second quarter of fiscal 2005 versus $5.0 million in the second quarter of fiscal 2004. In the second quarter of fiscal 2005, approximately $2.9 million of these development costs were capitalized, resulting in net development expense associated with our new pharmacy system of approximately $1.8 million. In the second quarter of fiscal 2004, approximately $4.1 million of these development costs were capitalized resulting in net development expense associated with our new pharmacy system of approximately $0.9 million.

Total costs associated with software development increased by $0.3 million, or 1.6%, to $21.3 million for the six months of fiscal 2005 from $21.0 million for the six months of fiscal 2004. Of the total, costs associated with software development for our new pharmacy system were $9.6 million for the six months of fiscal 2005 versus $9.5 million for the six months of fiscal 2004. For the six months of fiscal 2005, approximately $6.1 million of these development costs were capitalized, resulting in net development expense associated with our new pharmacy system of approximately $3.5 million. For the six months of fiscal 2004, approximately $7.5 million of these development costs were capitalized resulting in net development expense associated with our new pharmacy system of approximately $2.0 million.

As of November 26, 2004 we have capitalized $45 million for NDC EnterpriseRxTM in the aggregate. NDC EnterpriseRxTM must achieve anticipated market acceptance over the next few years in order for future cash flows to support this asset. Failure to achieve anticipated market acceptance could lead to a write down of the software asset.

As discussed above, development costs capitalized as a percent of total development costs decreased to 54.3% in the second quarter of fiscal 2005 from 76.4% in the second quarter of fiscal 2004 as a result of the initial release of our EnterpriseRx system approaching completion and the initiation of design work for subsequent releases.

	Three Months Ended
	November 26, 2004	November 28, 2003	Change
(In thousands)		(As Restated)	Dollars	Percent

Total costs associated with software development	$10,908	$10,838	$70	0.6%
Less: capitalization of internally developed software	(6,095)	(8,257)	2,162	26.2%

Net software development expense	4,813	2,581	2,232	86.5%
Software maintenance expense	2,744	2,112	632	29.9%

Total net software expense	$7,557	$4,693	$2,864	61.0%

Revenue	$117,407	$109,238	$8,169	7.5%
Capitalization as a % of Revenue	5.2%	7.6%
Total net software expense as a % of Revenue	6.4%	4.3%
Capitalization of developed software as a % of total costs associated with software development	55.9%	76.2%

	Six Months Ended
	November 26, 2004	November 28, 2003	Change
(In thousands)		(As Restated)	Dollars	Percent
Total costs associated with software development	$21,256	$20,931	$325	1.6%
Less: capitalization of internally developed software	(11,902)	(15,461)	3,559	23.0%

Net software development expense	9,354	5,470	3,884	71.0%
Software maintenance expense	4,975	4,118	857	20.8%

Total net software expense	$14,329	$9,588	$4,741	49.4%

Revenue	$226,535	$211,903	$14,632	6.9%
Capitalization as a % of Revenue	5.3%	7.3%
Total net software expense as a % of Revenue	6.3%	4.5%
Capitalization of developed software as a % of total costs associated with software development	56.0%	73.9%

Sales, General and Administrative Expense

	Three Months Ended
	November 26, 2004	November 28, 2003	Change
(In thousands)		(As Restated)	Dollars	Percent
Revenue	$117,407	$109,238	$8,169	7.5%
SG&A	$26,123	$23,618	$2,505	10.6%
SG&A as a Percent of Revenue	22.2%	21.6%

	Six Months Ended
	November 26, 2004	November 28, 2003	Change
(In thousands)		(As Restated)	Dollars	Percent
Revenue	$226,535	$211,903	$14,632	6.9%
SG&A	$49,852	$45,920	$3,932	8.6%
SG&A as a Percent of Revenue	22.0%	21.7%

Sales, General and Administrative (“SG&A”) expense consists primarily of salaries, wages and expenses relating to sales, marketing, administrative and management employees, employee training costs, occupancy of leased space, insurance costs and outside professional fees, particularly for legal and audit services. Corporate expenses not attributable to a specific segment are allocated to the Network Services and Systems and Information Management segments on a weighted relative basis based on Revenue. We do not allocate corporate costs to our minority owned Pharmacy Benefit Services segment.

The increase in SG&A expense in both absolute dollars and as a percent of Revenue was caused by increased corporate staff and professional fees in response to increased complexity and regulatory requirements of our business including expenses related to Sarbanes-Oxley compliance, higher audit and insurance expenses, increased legal fees as a result of shareholder litigation and expenses related to the SEC investigation and professional fees associated with the Board of Directors evaluation of strategic alternatives to maximize shareholder value.

We expect that SG&A expense as a percentage of Revenue will increase in fiscal 2005 due to continued investment in our sales and marketing programs to support the roll out of new products, increased professional fees associated with litigation resulting from shareholder lawsuits and increased corporate governance expenses related to Sarbanes-Oxley compliance and expenses related to the SEC investigation.

Depreciation and Amortization

	Three Months Ended
	November 26, 2004	November 28, 2003	Change
(In thousands)		(As Restated)	Dollars	Percent
Network Services and Systems	$7,032	$5,875	$1,157	19.7%
Information Management	3,250	2,763	487	17.6%
Pharmacy Benefit Services	117	118	(1)	(0.8)%

Total Depreciation and Amortization	$10,399	$8,756	$1,643	18.8%

	Six Months Ended
	November 26, 2004	November 28, 2003	Change
		(As Restated)	Dollars	Percent
(In thousands)
Network Services and Systems	$13,959	$11,600	$2,359	20.3%
Information Management	6,648	5,570	1,078	19.4%
Pharmacy Benefit Services	229	227	2	0.9%

Total Depreciation and Amortization	$20,836	$17,397	$3,439	19.8%

Depreciation and Amortization expense increased in the second quarter of fiscal 2005 from the second quarter of fiscal 2004, and increased in the first six months of fiscal 2005 from the first six months of fiscal 2004 as a result of new products being placed into service and the amortization of intangible acquired assets.

Following the general availability of EnterpriseRx, currently anticipated in the first or second quarter of fiscal 2006, Depreciation and Amortization will increase by approximately $2.6 million per quarter or $10.4 million per year due to the amortization of this asset.

When material intangible assets, such as goodwill and customer bases, are acquired in conjunction with the purchase of a company, NDCHealth undertakes a study by an independent third party to determine the allocation of the purchase price to the assets acquired. Intangible assets are amortized over their estimated useful life ranging from 3 to 10 years. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill. We do, however, assess the recoverability of goodwill on at least an annual basis during our second quarter, or more frequently if circumstances suggest potential impairment. We completed our annual impairment testing during the second quarter of fiscal 2005. For each of our reporting units, we found that the estimated fair value exceeded the net book value of the unit and therefore impairment was not necessary.

However, the amount by which the estimated fair value exceeded the net book value was less than in previous years due to declines in operating earnings of our Pharmacy and Physician reporting units. If earnings do not recover as expected in each of these reporting units, we may face a write-down of goodwill in the future. To achieve the expected recovery in our Pharmacy unit, we must successfully introduce our EnterpriseRx pharmacy system and achieve reasonable market acceptance and sales, and we must continue to grow pharmacy network services revenue from transaction growth, added penetration of value-added pre and post editing services, and further success in selling informatics services to pharmacy customers. To achieve the expected recovery in our Physician unit operating earnings, we must see continued recovery in Physician system sales to our value-added reseller channel, which declined following our conversion to offering only cash terms to our resellers at the end of our fiscal year 2004 but which showed improvement in our fiscal second quarter.

Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. An evaluation of the company’s strategic alternatives is being conducted by the company’s Board of Directors and management, including a reexamination of the strategies and prospects of each line of business, which could lead to a reevaluation of our goodwill fair values before the next annual test of goodwill.

Goodwill by business is shown below:

(In thousands)	Goodwill as of November 26, 2004
Business
Hospital	$49,582
Pharmacy	231,814
Physician	43,210
Information Management	39,223

Total Goodwill	$363,829

There is a risk of impairment of goodwill in our Pharmacy business if our EnterpriseRx system does not achieve market acceptance, or if legacy systems products decline faster than expected.

Restructuring and Other Charges

In the first six months of fiscal year 2004, with the completion of the TechRx acquisition, we began a review of NDCHealth to identify opportunities for increased operational efficiencies. Consequently, during the first six months of fiscal 2004, we recorded charges of $3.0 million for severance related costs, $0.1 million related to lease terminations, and $0.2 million related to impairment of a note receivable we received as partial payment for the sale of a non-core operation.

During the second quarter of fiscal 2005, in an effort to reduce costs and consolidate certain senior management positions within the organization, we terminated five positions. Eliminations of these positions will allow the company to better align its resources with key opportunities and bring decision making closer to the customers. Of the $2.2 million incurred the second quarter of fiscal 2005, $1.9 million was cash and $0.3 million was a non-cash charge in accordance with FASB Interpretation Number 44, “Accounting for Certain Transactions Involving Stock Compensation”.

	Three Months Ended
(In thousands)	November 26, 2004	November 28, 2003
		(As Restated)
By Expense Type:
Severance	$2,216	$1,415
Exit-related costs	—	32
Asset reserves	—	187
Acquisition related costs	—	164

Total	$2,216	$1,798

By Segment:
Network Services and Systems	$911	$757
Information Management	433	58
Other	872	983

Total	$2,216	$1,798

	Six Months Ended
	November 26, 2004	November 28, 2003
(In thousands)		(As Restated)
By Expense Type:
Severance	$2,216	$2,698
Exit-related costs	—	147
Asset reserves	—	187
Acquisition related costs	—	265

Total	$2,216	$3,297

By Segment:
Network Services and Systems	$911	$1,426
Information Management	433	613
Other	872	1,258

Total	$2,216	$3,297

Operating Income

	Three Months Ended
	November 26, 2004	November 28, 2003	Change
(In thousands)		(As Restated)	Dollars	Percent
Operating Income:
Network Services and Systems	$3,463	$14,550	$(11,087)	(76.2)%
Information Management	4,847	7,375	(2,528)	(34.3)%
Pharmacy Benefit Services	269	531	(262)	(49.3)%
Other	(872)	(983)	111	11.3%

Total Operating Income	$7,707	$21,473	$(13,766)	(64.1)%

	Six Months Ended
	November 26, 2004	November 28, 2003	Change
(In thousands)		(As Restated)	Dollars	Percent
Operating Income:
Network Services and Systems	$8,792	$28,095	$(19,303)	(68.7)%
Information Management	7,551	12,532	(4,981)	(39.7)%
Pharmacy Benefit Services	487	831	(344)	(41.4)%
Other	(872)	(1,258)	386	30.7%

Total Operating Income	$15,958	$40,200	$(24,242)	(60.3)%

Operating Income in the Network Services and Systems segment decreased $11.1 million, or 76.2%, to $3.5 million in the second quarter of fiscal 2005 from $14.6 million in the second quarter of fiscal 2004. Operating Income in the Network Services and Systems segment decreased $19.3 million, or 68.7%, to $8.8 million in the first six months of fiscal 2005 from $28.1 million in the first six months of fiscal 2004. The decrease in both periods was due to decreased Revenue, increases in COS, and increased Depreciation and Amortization discussed earlier.

Operating Income in the Information Management segment decreased $2.5 million, or 34.3%, to $4.8 million in the second quarter of fiscal 2005 from $7.4 million in the second quarter of fiscal 2004. Operating Income in the Information Management segment decreased $5.0 million, or 39.7%, to $7.6 million in the first six months of fiscal 2005 from $12.5 million in the first six months of fiscal 2004. The decrease in both periods was due to decreased Revenue, increased data costs, increased SG&A, and increased Depreciation and Amortization discussed earlier.

Operating Income in the Pharmacy Benefit Services segment decreased $0.3 million, or 49.3%, to $0.3 million in the second quarter of fiscal 2005 from $0.5 million in the second quarter of fiscal 2004. Operating Income in the Pharmacy Benefit Services segment decreased $0.3 million, or 41.4%, to $0.5 million in the first six months of fiscal 2005 from $0.8 million in the first six months of fiscal 2004. The decrease in both periods was due to increased COS and SG&A expenses, reflecting expenses to add certain capabilities needed to continue to grow and to begin achieving economies of scale.

Operating Income in Other in the second quarter and first six months of fiscal 2004 and fiscal 2005 was related to Restructuring and Other Charges mentioned above that are not attributable to a specific segment.

Other Income (Expense)

	Three Months Ended
	November 26, 2004	November 28, 2003	Change
(In thousands)		(As Restated)	Dollars	Percent
Other Income (Expense)
Interest and Other Income	$78	$155	$(77)	(49.7%)
Interest and Other Expense	(6,175)	(7,319)	1,144	15.6%
Minority Interest in Earnings	(135)	(267)	132	49.4%

Total	$(6,232)	$(7,431)	$1,199	16.1%

	Six Months Ended
	November 26, 2004	November 28, 2003	Change
(In thousands)		(As Restated)	Dollars	Percent
Other Income (Expense)
Interest and Other Income	$143	$257	$(114)	(44.4%)
Interest and Other Expense	(12,579)	(14,540)	1,961	13.5%
Minority Interest in Earnings	(243)	(418)	175	41.9%

Total	$(12,679)	$(14,701)	$2,022	13.8%

Interest and Other Income results primarily from interest earned in overnight money market funds.

Interest and Other Expense consists of interest expense, amortization of debt issuance costs and other miscellaneous non-operating expense. Interest and Other Expense decreased $1.1 million, or 15.6%, to $6.2 million in the second quarter of fiscal 2005 from $7.3 million in the second quarter of fiscal 2004. Interest and Other Expense decreased $2.0 million, or 13.5%, to $12.6 million in the first six months of fiscal 2005 from $14.5 million in the first six months of fiscal 2004. The decrease in both periods was due to lower interest expense as a result of lower interest rates as negotiated in December 2003 and a reduction in the balance owed under our term loan and revolving credit agreement.

Minority Interest in Earnings results from our 49% controlling interest in our consolidated subsidiary engaged in providing Pharmacy Benefit Services and is driven by their profitability. When this subsidiary is profitable, we are required to share the profits and record a charge. When this subsidiary is not profitable, we share in the loss and record a benefit.

Provision for Income Taxes

Our estimated continuing effective tax rate in the first six months of fiscal years 2005 and 2004 was 39.0% and 37.5%, respectively. The tax rate for the first six months of fiscal 2005 was higher than the first six months of fiscal 2004 due to our permanent book to tax differences being a larger percentage of our total tax expense because of lower income.

The Internal Revenue Service (“IRS”) is currently auditing our fiscal year 2001 consolidated federal income tax return. The primary issue is a worthless stock loss deduction claimed as a result of the divestiture of the management services business (“PHSS”). This deduction created a net operating loss which was used to offset most of the tax liability for fiscal years 2002 and 2003. In fiscal year 2001, we provided a tax contingency reserve of approximately 50% of the $25.0 million tax benefit claimed for the worthless stock loss deduction. We believe that our current reserve of the ultimate settlement of this issue is properly stated as of November 26, 2004. However, if the worthless stock loss and certain other issues are settled in the IRS’ favor, we estimate that we would incur an incremental tax expense of $12.8 million and would have to pay approximately $8.0 million of additional cash taxes, excluding interest and penalties. This expense, if incurred, would be reflected in the results from Discontinued Operations as PHSS was treated as a Discontinued Operation beginning in Fiscal 2000. We are unable to predict the timing of the completion of this audit.

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

In the second quarter of fiscal 2005 the Company completed the sale of its United Kingdom operations which resulted in a net gain of $1.7 million or $0.05 per share. The Company is also negotiating with interested buyers for the remaining German portion of its European business.

The loss from operations for the three months ended November 26, 2004 from the European businesses was less than $0.1 million. The loss from operations for the three months ended November 28, 2003 was $1.2 million, or $0.03 per share. The loss from operations for the European businesses was $0.5 million, or $0.01 per share for the six months ended November 26, 2004. The loss from operations for the six months ended November 28, 2003 was $1.8 million, or $0.05 per share. In the first and second quarters of fiscal 2005 management determined the Company would receive lower than previously expected total transaction proceeds based on current negotiations as of the filing date for each quarterly report. As a result, the carrying value of this asset was reduced, which increased the Loss from Discontinued Operations by $7.6 million, or $0.21 per share and $7.4 million, or $0.20 per share in the first and second quarter of fiscal 2005, respectively. For the six months ended November 26, 2004 the total Loss from Discontinued Operations was $13.7 million or $0.38 per diluted share.

The operating results of our Discontinued Operations are summarized as follows:

	Three months ended
	November 26, 2004	November 28, 2003
(In thousands, except per share data)		(As Restated)
Revenue	$4,935	$4,811
Operating Income / (Loss)	$304	$(2,058)

Income / (Loss) from Operations, net of Tax	$(15)	$(1,221)
Gain on Sale of UK Businesses	$1,702	$—
Asset Valuation Adjustment	$(7,357)	$—

Income / (Loss) from Discontinued Operations	$(5,670)	$(1,221)

Diluted Earnings / (Loss) per Share:
From Operations	$—	$(0.03)

Gain on Sale of UK Businesses	$0.05	$—

From Asset Valuation Adjustment	$(0.20)	$—

Total	$(0.16)	$(0.03)

	Six months ended
	November 26, 2004	November 28, 2003
(In thousands, except per share data)		(As Restated)
Revenue	$10,221	$10,061
Operating Loss	$(253)	$(2,400)
Loss from Operations, net of Tax	$(472)	$(1,755)
Gain on Sale of UK Businesses	$1,702	$—
Asset Valuation Adjustment	$(14,965)	$—

Loss from Discontinued Operations	$(13,735)	$(1,755)

Diluted Earnings / (Loss) per Share:
From Operations	$(0.01)	$(0.05)

Gain on Sale of UK Businesses	$0.05	$—

From Asset Valuation Adjustment	$(0.42)	$—

Total	$(0.38)	$(0.05)

The Net Loss from Discontinued Operations for the three months ended November 28, 2003 is net of a tax benefit of $0.6 million. The Net Loss from Discontinued Operations for the six months ended November 26, 2004 and November 28, 2003 is net of a tax benefit of approximately $0.1 million and $0.7 million, respectively.

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

Net cash provided by operating activities was $12.4 million in the first six months of fiscal 2005, a $40.6 million decrease from the $53.0 million of cash provided by operating activities in the first six months of fiscal 2004.

Net cash provided by operating activities was negatively impacted by a reduction in the income from continuing operations adjusted for non-cash items and an increase in use of working capital. We used $18.7 million of working capital in the first six months of fiscal 2005 compared to providing $4.2 million in the first six months of fiscal 2004. Significant differences between the first six months of fiscal 2005 and the first six months of fiscal 2004 are accounts receivable, accounts payable and accrued liabilities, prepaid expenses and other assets, and deferred revenue. Collectively, these changes in working capital used $18.5 million of cash in the first six months of fiscal 2005 and provided $4.4 million of cash in the first six months of fiscal 2004. Changes in working capital are the result of the timing of payments to our vendors and the timing difference between billing customers for services as required by their contracts and our recognition of related revenue. Accounts receivable used $1.0 million of cash in the first six months of fiscal 2005 and used $8.9 million of cash in the first six months of fiscal 2004. Accounts payable and accrued liabilities used $9.2 million of cash in the first six months of fiscal 2005 compared to providing $7.9 million in the first six months of fiscal 2004. During fiscal 2005, we have made an effort to improve the working relationship with our vendors and we have reduced the number of days our payables remain outstanding. Prepaid expenses and other assets provided $7.3 million of cash in the first six months of fiscal 2005 and provided $1.0 million of cash in the first six months of fiscal 2004. Deferred revenue used $15.5 million in the first six months of fiscal 2005 compared to providing $4.4 million in the first six months of fiscal 2004.

The nature of an information services business is such that it requires a substantial continuing investment in data, technology equipment and product development in order to expand the business. Creation of new and enhanced products is the engine of growth for NDCHealth and we continue to invest in our future growth through focus on product development. Historically we have also expanded our business through acquisitions and strategic investments in other businesses. The cash we use to expand our business is shown as net cash used in investing activities. Capital expenditures, which reflect our investment in equipment and product development such as capitalized software costs discussed above, were $18.0 million in the first six months of fiscal 2005, including $11.9 million in capitalized software costs and $1.7 million in capitalized interest; and $21.6 million in the first six months of fiscal 2004, including $15.5 million in capitalized software costs and $1.4 million in capitalized interest. As we continue the launch of new products in fiscal 2005, we expect a similar level of capital expenditures as in 2004.

We used $2.4 million of cash in the first six months of fiscal 2005 for payment of the annual premium of a Supplemental Executive Retirement Plan (“SERP”) for certain executives, all of whom are either retired or no longer with the Company, and for payment of other miscellaneous investments. During the first six months of fiscal 2004 we used $6.3 million of cash for other investing activities, primarily the payment of transaction costs related to the completion of our acquisition of TechRx at the end of fiscal 2003 as well as payment of the annual SERP premium discussed above.

We currently have in place a $225 million senior credit facility, consisting of a $100 million five-year revolving credit facility and a $125 million six-year term loan, and have $200 million in 10½% senior subordinated notes due 2012 outstanding. As of November 26, 2004, the fair market value of the notes was approximately $213.3 million.

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

Mandatory prepayments are required after 90 days following the end of each fiscal year beginning with fiscal year 2004. NDCHealth is obligated to prepay an aggregate principal amount of the loans, and cash collateralize any Letter of Credit obligations in an amount equal to: (i) 75% of excess cash flow for such fiscal year if the consolidated total leverage ratio is greater than 2.00:1.00 at the end of such fiscal year, and (ii) 50% of such excess cash flow for such fiscal year if the consolidated total leverage ratio is less than or equal to 2.00:1.00 at the end of the fiscal year. Each such prepayment shall be applied first to the term facility pro rata to the scheduled amortization payments until all are paid in full and second to the revolving credit facility. Under the mandatory prepayment agreement, a $28.0 million prepayment of the term loan was made on August 26, 2004. As of November 26, 2004, $63.3 million was outstanding on the term loan and there was $38.5 million outstanding under the revolving credit facility. Proceeds from the sale of our United Kingdom operations were used to pay down $8.3 million of the term loan on October 29, 2004. The Company made $15 million draws on the revolving credit facility on November 30, 2004 and February 28, 2005, and we made a $5 million payment on December 31, 2004 and a $10 million payment on March 18, 2004.

The $100 million revolving credit facility is available for working capital and general corporate purposes and has a variable interest rate based on market rates. On August 20, 2004, November 22, 2004, and February 23, 2005, the credit facility was amended to relax certain covenants to provide us additional flexibility for fiscal year 2005. The credit facility contains certain financial and non-financial covenants customary for financings of this nature.

We believe that our current level of cash on hand, future cash flows from operations, and our credit facility are sufficient to meet our operating needs in fiscal 2005 and the first half of fiscal 2006.

We believe that free cash flow, defined as net cash provided by operating activities less capital expenditures and dividends paid, is a meaningful measure of our ability to generate cash for reducing our level of senior debt. Free cash flow is not a Generally Accepted Accounting Principle (“GAAP”) measurement and may not be comparable to free cash flow reported by other companies. Free cash flow decreased to $(8.1) million in the first six months of fiscal 2005 compared to $28.5 million in the first six months of fiscal 2004 due to decreased Net cash provided by operating activities and partially offset by reduced Capital expenditures in the first six months of fiscal 2005.

	Six Months Ended
	November 26, 2004	November 28, 2003
(In thousands)		(As Restated)
Net cash provided by operating activities	$12,400	$52,982
Capital expenditures	(17,963)	(21,639)
Dividends paid	(2,880)	(2,820)

Free cash flow	$(8,443)	$28,523

Stock activities provide us an additional source of liquidity. Stock activities are primarily related to the exercises of employee stock options and issues under the employee stock purchase plan. In the first six months of fiscal 2005, issuance of shares of our common stock provided $0.5 million versus providing $2.6 million in the first three months of fiscal 2004. Although the issuance of additional shares provides us with liquidity, it results in a dilution of each individual stockholder’s equity. Another use of cash is the payment of dividends which totaled $2.9 million in the first six months of fiscal 2005 and $2.8 million in the first six months of fiscal 2004.

Discontinued Operations used $2.8 million of cash in the first six months of fiscal 2005 and used $2.3 million in the first six months of fiscal 2004. Cash used in the first six months of fiscal 2005 was related to payments for renegotiated data contracts in Germany partially offset by proceeds from the sale of the United Kingdom business of $8.6 million.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS 123 (R), “Share-Based Payment,” (“SFAS 123(R)”) which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123 (R) requires that compensation cost relating to all share-based payment transactions, including grants of employee stock options, be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123 (R) is effective the first interim or annual reporting period that begins after June 15, 2005. NDCHealth expects to adopt SFAS 123 (R) on September 3, 2005 and expects to apply the modified prospective method upon adoption. The modified prospective method requires companies to record compensation cost beginning with the effective date (a) based on the requirements of SFAS 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123 (R) that remain unvested on the effective date.

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

Furthermore, on March 17, 2005 we received a material weakness letter from our Independent Registered Public Accounting Firm, Ernst & Young LLP, regarding these same issues.

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

Other than the changes identified above, there have been no changes to the Company’s internal controls over financial reporting that occurred since the beginning of the Company’s second quarter fiscal year 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

It should be noted that the design of any system of controls is based upon certain assumptions about the likelihood of future events, and there can be no assurance that such design will succeed in achieving its stated objective under all potential future conditions, regardless of how remote.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

Our Board of Directors has authorized the disposition of our European operations in Germany and the United Kingdom, which are recorded as discontinued operations. We currently provide pharmaceutical information services solutions to our European customers, pharmaceutical companies, through our German business. In this regard, we deliver the prescription data we receive from our data suppliers in a variety of products to our customers to assist them in operating their businesses. We deliver this prescription data to our customers in an electronic format. The specific electronic format within which such prescription data is actually delivered to such pharmaceutical companies in Germany is the subject matter of current litigation both before the European Commission and the German courts with IMS Health.

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

On April 7, 2004, a putative securities class-action, captioned Garfield v. NDCHealth Corporation, et al., was filed in the United States District Court for the Northern District of Georgia against NDCHealth and Messrs. Hoff and Hutto. On September 1, 2004, a second amended complaint was filed. The second amended complaint added Messrs. Miller, Shenk, FitzGibbons and Adrean, as well as Ernst & Young, as defendants. The second amended complaint generally alleges, among other things, that members of a purported class of stockholders who purchased common stock between October 1, 2003 and August 9, 2004 were damaged as a result of (i) improper revenue recognition practices in the Company’s physician business unit; (ii) the failure to timely write-down the Company’s investment in MedUnite; and (iii) the improper capitalization and amortization of costs associated with software development. The second amended complaint alleges that, as a result of such conduct, the Company’s previously issued financial statements were materially false and misleading, thereby causing the prices of the Company’s common stock to be inflated artificially. The second amended complaint asserts violations of Section 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and seeks unspecified monetary damages and other relief. On October 13, 2004, the Company and the individual defendants filed a motion to dismiss the second amended complaint. The motion is fully briefed and the parties are currently awaiting a decision by the court.

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

ITEM 2—UNREGISTERED	SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended November 26, 2004.

ITEM 3—DEFAULTS	UPON SENIOR SECURITIES

There were no defaults upon our senior securities during the quarter ended November 26, 2004.

ITEM 4—SUBMISSION	OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 Annual Meeting of Stockholders of NDCHealth Corporation was held in Atlanta, Georgia on October 24, 2004. At the annual meeting, the stockholders of the Company voted on the following items:

1.	Election of three directors in Class III to serve until the annual meeting of stockholders in 2007, or until a successor is duly elected and qualified. Votes cast were as follows:

	In Favor	Withheld
J. Veronica Biggins	16,443,625	3,693,003
Terri A. Dial	18,042,607	2,094,021
Kurt M. Landgraf	16,758,049	3,378,579

Besides J. Veronica Biggins, Terri A. Dial and Kurt M. Langraf, elected at the 2004 Annual Meeting of Stockholders, the terms of office as directors of Laurie H. Glimcher M.D., James F. McDonald, Jeffrey P. Koplan, M.D., Walter M. Hoff, Steven J. Shulman, and Neil Williams continued after the meeting.

2.	Approval of the NDCHealth Corporation 2005 Incentive Plan. Votes cast were: For 9,383,539; Against 10,246,287; Abstain 3,608,169.

3.	Stockholder proposal recommending engagement of an investment bank. Votes cast were: For 18,889,019; Against 3,476,848; Abstain 402,348

ITEM 5—OTHER	INFORMATION

None

ITEM 6—EXHIBITS	AND REPORTS ON FORM 8-K

(a)	Exhibits:

3(ii)	Amended and Restated By-laws of the corporation adopted on September 21, 2004 (filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated September 24, 2004, file No. 12392, and incorporated herein by reference.)

10	Letter Amendment No. 6 to Credit Agreement dated as of November 22, 2004 by and among the Registrant, Merrill Lynch Capital, and the Lenders and agents from time to time party thereto (filed as exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 24, 2004, file No. 12392, and incorporated herein by reference.)

10(i)	Employment Agreement between Charlene Crusoe-Ingram and the Registrant dated October 5, 2004.

10(ii)	Letter Amendment No. 6 to Credit Agreement dated as of November 22, 2004 by and among the Registrant, Merrill Lynch Capital, and the Lenders and agents from time to time party thereto (filed as exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 24, 2004, file No. 12392, and incorporated herein by reference.)

31(i)	Exchange Act Rule 13a-14(a)/15d-14(a) Certification of Walter M. Hoff

31(ii)	Exchange Act Rule 13a-14(a)/15d-14(a) Certification of Lee Adrean

32	18 U.S.C. Section 1350 Certification

(b)	Reports on Form 8-K were filed or furnished during the quarter ending November 26, 2004. The items reported, any financial statements filed, and the dates of any such reports are listed below.
(i)	NDCHealth Corporation’s Current Report on Form 8-K filed on September 22, 2004, announcing a change in the Company’s senior management under Item 5.02 and furnishing a press release as an exhibit under Item 9.01

(ii)	NDCHealth Corporation’s Current Report on Form 8-K filed on September 24, 2004, reporting under Item 5.03 the amendment of the Company’s By-Laws and furnishing the By-Laws, as amended, as an exhibit under Item 9.01.

(iii)	NDCHealth Corporation’s Current Report on Form 8-K furnished on September 30, 2004, announcing the Company’s financial results for its quarter ended August 27, 2004 under Item 2.02 and furnishing a press release and financial information as exhibits under Item 9.01.

(iv)	NDCHealth Corporation’s Current Report on Form 8-K furnished on October 13, 2004, announcing a further request by the Securities and Exchange Commission with respect to the Company’s accounting for software development costs under Item 7.01 and furnishing a press release as an exhibit under Item 9.01.

(v)	NDCHealth Corporation’s Current Report on Form 8-K furnished on October 28, 2004, announcing an internal review of the Company’s physician software exchange practices under Item 7.01 and furnishing a press release as an exhibit under Item 9.01.

(vi)	NDCHealth Corporation’s Current Report on Form 8-K furnished on October 29, 2004, announcing the completion of the sale of its business operations in the United Kingdom under Item 7.01 and furnishing a press release as an exhibit under Item 9.01.

(vii)	NDCHealth Corporation’s Current Report on Form 8-K furnished on November 4, 2004, announcing the results of matters submitted to a vote of the Company’s stockholders at their Annual Meeting on October 28, 2004 under Item 7.01 and furnishing a press release as an exhibit under Item 9.01.

(viii)	NDCHealth Corporation’s Current Report on Form 8-K furnished on November 9, 2004, announcing the final results of matters submitted to a vote of the Company’s stockholders at their Annual Meeting on October 28, 2004 and announcing the Board of Directors’ decision to commence an orderly process to retain an investment bank to assist in a review and analysis of strategic alternatives available to the Company under Item 7.01 and furnishing a press release as an exhibit under Item 9.01.

(iv)	NDCHealth Corporation’s Current Report on Form 8-K furnished on November 24, 2004, reporting under Item 1.01 the amendment of the Company’s Credit Agreement, reporting under item 7.01 the Company’s press release dated November 23, 2004 announcing the amendment, anticipated restructuring charges, and EPS guidance for the quarter, and furnishing the press release and Letter Amendment No. 6 to Credit Agreement dated as of November 22, 2004 as exhibits under Item 9.01.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NDCHEALTH CORPORATION (Registrant)

By:	/s/ JAMES W. FITZGIBBONS
James W. FitzGibbons Chief Accounting Officer (Authorized Signing Officer and Principal Accounting Officer)

Date: March 21, 2005

INDEX TO EXHIBITS

Exhibit Numbers		Description

10	(i)	Employment Agreement between Charlene Crusoe-Ingram and the Registrant dated October 5, 2004.

10	(ii)	Letter Amendment No. 6 to Credit Agreement dated as of November 22, 2004 by and among the Registrant, Merrill Lynch Capital, and the Lenders and agents from time to time party thereto (filed as exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 24, 2004, file No. 12392, and incorporated herein by reference.)

31	(i)	Exchange Act Rule 13a-14(a)/15d-14(a) Certification of Walter M. Hoff

31	(ii)	Exchange Act Rule 13a-14(a)/15d-14(a) Certification of Lee Adrean

32		18 U.S.C. Section 1350 Certification