Form 10-Q
period 2005-02-25
NDCHEALTH CORP
filed 2005-04-06
CIK 70033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 25, 2005

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

Common Stock, Par Value $.125 – 36,055,129 shares

outstanding as of April 1, 2005

NDCHEALTH CORPORATION

FORM 10-Q

FOR THE FISCAL QUARTER ENDED FEBRUARY 25, 2005

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

NDCHealth Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
(In thousands, except per share data)	February 25, 2005	February 27, 2004
		(As Restated)
Revenue	$122,588	$111,321

Operating Expenses:
Cost of Service	68,012	54,836
Sales, General and Administrative	28,544	24,549
Depreciation and Amortization	9,751	9,000
Restructuring and Other Charges	2,026	—

	108,333	88,385

Operating Income	14,255	22,936

Other Income (Expense):
Interest and Other Income	112	114
Interest and Other Expense	(6,281)	(6,720)
Minority Interest in Earnings	(194)	(80)

	(6,363)	(6,686)

Income from Continuing Operations before Income Taxes	7,892	16,250

Provision for Income Taxes	3,080	6,094

Income from Continuing Operations	4,812	10,156
Income (Loss) from Discontinued Operations	27	(946)

Net Income	$4,839	$9,210

Basic Earnings (Loss) Per Share:
Income from Continuing Operations	$0.13	$0.29

Discontinued Operations	$—	$(0.03)

Basic Income Per Share	$0.14	$0.26

Weighted Average Shares	35,727	35,232

Diluted Earnings (Loss) Per Share:
Income from Continuing Operations	$0.13	$0.28

Discontinued Operations	$—	$(0.03)

Diluted Income Per Share	$0.13	$0.25

Weighted Average Shares	35,987	36,284

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

NDCHealth Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended
(In thousands, except per share data)	February 25, 2005	February 27, 2004
		(As Restated)
Revenue	$349,123	$323,224

Operating Expenses:
Cost of Service	205,685	159,925
Sales, General and Administrative	78,396	70,469
Depreciation and Amortization	30,587	26,397
Restructuring and Other Charges	4,242	3,297

	318,910	260,088

Operating Income	30,213	63,136

Other Income (Expense):
Interest and Other Income	255	371
Interest and Other Expense	(18,860)	(21,260)
Minority Interest in Earnings	(437)	(498)

	(19,042)	(21,387)

Income from Continuing Operations before Income Taxes	11,171	41,749

Provision for Income Taxes	4,358	15,646

Income from Continuing Operations	6,813	26,103
Loss from Discontinued Operations	(13,708)	(2,701)

Net (Loss) Income	$(6,895)	$23,402

Basic (Loss) Earnings Per Share:
Income from Continuing Operations	$0.19	$0.75

Discontinued Operations	$(0.38)	$(0.08)

Basic (Loss) Income Per Share	$(0.19)	$0.67

Weighted Average Shares	35,677	34,934

Diluted (Loss) Earnings Per Share:
Income from Continuing Operations	$0.19	$0.73

Discontinued Operations	$(0.38)	$(0.08)

Diluted (Loss) Income Per Share	$(0.19)	$0.66

Weighted Average Shares	35,961	35,672

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

NDCHealth Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
(In thousands)	February 25, 2005	February 27, 2004
		(As Restated)
Cash flows from operating activities:
Net (loss) income	$(6,895)	$23,402
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Loss on discontinued operations	13,708	2,701
Non-cash restructuring and other charges	376	453
Depreciation and amortization	30,587	26,397
Deferred income taxes	3,929	16,515
Allowance for doubtful accounts	5,815	7,414
Other, net	4,757	3,997

Total	52,277	80,879
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable	1,592	(11,957)
Prepaid expenses and other assets	3,446	(748)
Accounts payable and accrued liabilities	(6,770)	7,941
Accrued interest on long-term debt	(5,650)	(6,399)
Deferred revenue	(27,593)	99

Net cash provided by operating activities	17,302	69,815

Cash flows from investing activities:
Capital expenditures	(25,429)	(32,282)
Proceeds from the sale of equipment	513	2,148
Acquisitions and other investing activities	(2,797)	(6,374)

Net cash used in investing activities	(27,713)	(36,508)

Cash flows from financing activities:
Net borrowings under lines of credit	48,500	—
Net principal payments under long-term debt arrangements	(40,302)	(16,445)
Net cash used in refinancing activities	—	(395)
Net issuances related to stock activities	513	8,433
Dividends paid	(2,880)	(4,254)

Net cash provided by (used in) financing activities	5,831	(12,661)

Net cash used in discontinued operations	(3,020)	(3,891)

(Decrease) increase in cash and cash equivalents	(7,600)	16,755
Cash and cash equivalents, beginning of period	27,617	15,150

Cash and cash equivalents, end of period	$20,017	$31,905

Supplemental Disclosures
Cash paid for
Interest	$25,290	$28,046
Income taxes (refunded) paid	$(62)	$158

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

NDCHealth Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)	February 25, 2005	May 28, 2004
		(As Restated)
ASSETS
Current Assets:
Cash and Cash Equivalents	$20,017	$27,617
Accounts Receivable (Less Allowance of $7,729 and $7,568, respectively.)	61,533	69,110
Deferred Income Taxes	4,445	28,389
Prepaid Expenses	23,468	22,146
Other Current Assets	11,248	15,389
Total Assets of Discontinued Operations	45,059	70,459

Total Current Assets	165,770	233,110

Property and Equipment, Net	76,969	80,666
Capitalized External Use Software, Net	67,835	61,567
Goodwill	363,380	362,429
Intangible Assets, Net	64,354	71,760
Debt Issuance Cost	12,139	12,963
Deferred Income Taxes	5,415	—
Other Assets	23,310	22,561

Total Assets	$779,172	$845,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-term Debt	$52,191	$33,656
Trade Accounts Payable	19,373	29,693
Accrued Compensation and Benefits	6,722	6,252
Accrued Interest	5,273	10,923
Deferred Revenue	32,936	54,214
Other Accrued Liabilities	43,938	35,757
Total Liabilities of Discontinued Operations	12,060	24,761

Total Current Liabilities	172,493	195,256

Deferred Revenue	969	7,208
Deferred Income Taxes	—	14,600
Other Non-current Liabilities	24,030	29,225
Long-term Debt	259,282	269,619

Total Liabilities	456,774	515,908

Commitments and Contingencies	—	—
Minority Interest in Equity of Subsidiaries	1,750	1,313
Stockholders’ Equity:
Preferred Stock, par value $1.00 per share; 1,000,000 shares authorized, none issued	—	—
Common Stock, par value $.125 per share; 200,000,000 shares authorized; 36,054,806 and 36,006,641 shares issued, respectively.	4,507	4,501
Capital in excess of par value	246,167	245,314
Retained Earnings	70,652	80,426
Deferred Compensation and Other	(5,803)	(7,694)
Other Comprehensive Income	5,125	5,288

Total Stockholders’ Equity	320,648	327,835

Total Liabilities and Stockholders’ Equity	$779,172	$845,056

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Nature of Operations

NDCHealth Corporation (“NDCHealth,” the “Company,” or “we” and other similar pronouns) conducts its business through three reportable segments: Network Services and Systems, Information Management and Pharmacy Benefit Services. The Network Services and Systems segment provides network-based information processing services and systems to healthcare providers, including pharmacies, hospitals and physicians, in the U.S. and Canada. The Information Management segment provides data products and solutions primarily to pharmaceutical manufacturers. The Pharmacy Benefit Services segment, a consolidated subsidiary at the end of the third fiscal quarter of 2005 in which we maintain a 49.5% controlling ownership interest, provides various pharmacy benefit plan services primarily to healthcare payers.

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

In May 2004, we made the decision to divest our European businesses. As a result, our financial statements have been prepared with our European businesses’ assets and liabilities, results of operations, and cash flows displayed separately as Discontinued Operations with all historical financial statements reclassified to conform to this presentation, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Restatement of Financial Statements

The restated financial statements for the fiscal years ended May 28, 2004, May 30, 2003, and May 31, 2002 are reflected in the Company’s Annual Report on Form 10-K/A for the fiscal year ended May 28, 2004, which was filed on March 21, 2005. Throughout this Quarterly Report on Form 10-Q, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Earnings Per Share

SFAS No. 128, “Earnings per Share,” requires a dual presentation of basic and diluted earnings (loss) per share (“EPS”). Basic earnings per share is computed by dividing reported Net Income (Loss) by weighted

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The following tables set forth the computation of basic and diluted earnings for the three and nine months ended February 25, 2005 and February 27, 2004:

	Three Months Ended
	February 25, 2005			February 27, 2004
(In thousands, except per share data)	Income	Shares	Per Share	Income	Shares	Per Share
				(As Restated)		(As Restated)
Basic EPS:
Net Income	$4,839	35,727	$0.14	$9,210	35,232	$0.26
Diluted EPS:
Effect of dilutive securities:
Stock options and restricted stock	—	260		—	1,052

Net Income plus assumed conversions	$4,839	35,987	$0.13	$9,210	36,284	$0.25

	Nine Months Ended
	February 25, 2005			February 27, 2004
(In thousands, except per share data)	Income	Shares	Per Share	Income	Shares	Per Share
				(As Restated)		(As Restated)
Basic EPS:
Net (Loss) Income	$(6,895)	35,677	$(0.19)	$23,402	34,934	$0.67
Diluted EPS:
Effect of dilutive securities:
Stock options and restricted stock	—	284		—	738

Net (Loss) Income plus assumed conversions	$(6,895)	35,961	$(0.19)	$23,402	35,672	$0.66

Income from Continuing Operations of $4.8 million and $10.2 million in the three months ended February 25, 2005 and February 27, 2004 resulted in basic earnings per share of $0.13 and $0.29 and diluted earnings per share of $0.13 and $0.28, respectively. Income from Continuing Operations of $6.8 million and $26.1 million in the nine months ended February 25, 2005 and February 27, 2004 resulted in basic earnings per share of $0.19 and $0.75 and diluted earnings per share of $0.19 and $0.73, respectively.

Outstanding options to purchase 2,998,000 and 1,302,000 shares of common stock were not included in the computation of diluted earnings per share for the three months ended February 25, 2005 and February 27, 2004, respectively, because the options’ exercise prices were greater than the average market price of NDCHealth common stock for those periods. Outstanding options to purchase 3,230,000 and 543,000 shares of common stock were not included in the computation of diluted earnings per share for the nine months ended February 25, 2005, and February 27, 2004, respectively, because the options’ exercise prices were greater than the average market price of NDCHealth common stock for those periods.

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Dividends declared per common share was $0.04 for the three months ended February 27, 2004. Dividends declared per common share were $0.08 and $0.12 for the nine months ended February 25, 2005 and February 27, 2004, respectively. As previously disclosed, the Company’s delay in providing its financial statements to its senior lenders under its Senior Credit Facility and in filing its Quarterly Report on Form 10-Q for the second fiscal quarter with the SEC as required by the indenture for its 10- 1/2% Senior Subordinated Notes were defaults under its Senior Credit Facility and Note indenture, respectively. The payment of dividends by the Company was restricted as long as any default or event of default under these instruments continued. As a result of the Company’s filing of restated financial statements for prior periods and its quarterly report on Form 10-Q for the second fiscal quarter on March 21, 2005, and of the Company’s securing of appropriate waivers from its lenders under its Senior Credit Facility and its noteholders under its Note indenture, respectively, payment of dividends by the Company is no longer restricted. However, the Board of Directors determined on April 5, 2005 not to make up the dividend for the second fiscal quarter ended November 26, 2004 and to continue the suspension of its cash dividend in order to use available cash to reduce debt outstanding. See Note 12 of the Notes to Condensed Consolidated Financial Statements.

Stock Options

We have chosen the disclosure option under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) and SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” and continue to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for our plans. Accordingly, no compensation cost has been recognized for options granted under the plans. The weighted average fair value of options granted during the three months ended February 25, 2005 and February 27, 2004 was approximately $7.36 and $14.16, respectively. The weighted average fair value of options granted during the nine months ended February 25, 2005 and February 27, 2004 was $6.86 and $9.87, respectively. Had compensation cost for these plans been recognized based on the fair value of the options at the grant dates in accordance with SFAS No. 123, the effect on our Net (Loss) Income and Earnings (Loss) Per Share would have been as follows:

	Three Months Ended
(In thousands, except per share data)	February 25, 2005	February 27, 2004
		(As Restated)
Net Income:
As reported	$4,839	$9,210
Add: Stock-based compensation (restricted stock) expense included in reported Net (Loss) Income, net of related tax effects	470	394
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,188)	(2,299)

Pro forma	$3,121	$7,305

Basic Earnings Per Share:
As reported	$0.14	$0.26
Pro forma	$0.09	$0.21
Diluted Earnings Per Share:
As reported	$0.13	$0.25
Pro forma	$0.09	$0.20

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Nine Months Ended
(In thousands, except per share data)	February 25, 2005	February 27, 2004
		(As Restated)
Net (Loss) Income:
As reported	$(6,895)	$23,402
Add: Stock-based compensation (restricted stock) expense included in reported Net (Loss) Income, net of related tax effects	1,428	1,248
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(6,688)	(6,751)

Pro forma	$(12,155)	$17,899

Basic (Loss) Earnings Per Share:
As reported	$(0.19)	$0.67
Pro forma	$(0.34)	$0.51
Diluted (Loss) Earnings Per Share:
As reported	$(0.19)	$0.66
Pro forma	$(0.34)	$0.50

New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123 (R), “Share-Based Payment,” (“SFAS 123 (R)”) which replaces SFAS 123 and supersedes APB 25. SFAS No. 123 (R) requires that compensation cost relating to all share-based payment transactions, including grants of employee stock options, be recognized in the statement of operations based on their fair values after the effective date. Pro forma disclosure is no longer an alternative. SFAS 123 (R) is effective the first interim or annual reporting period that begins after June 15, 2005. NDCHealth expects to adopt SFAS 123 (R) on September 3, 2005, the start of our 2006 fiscal second quarter, and expects to apply the modified prospective method upon adoption. The modified prospective method requires companies to record compensation cost beginning with the effective date (a) based on the requirements of SFAS 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123 (R) that remain unvested on the effective date.

Note 3—Discontinued Operations

During the fourth fiscal quarter of 2004, NDCHealth’s management performed a review of our European businesses to determine alternatives to mitigate losses associated with these operations. As a result of this review, our Board of Directors authorized the disposition of our European businesses. Accordingly, our financial statements have been prepared with the net assets and liabilities, results of operations, and cash flows of these operations displayed separately as Discontinued Operations with all historical financial statements reclassified to conform to this presentation.

In the second quarter of fiscal 2005, the Company completed the sale of its United Kingdom operations, which resulted in a net gain of $1.7 million or $0.05 per share. The Company is also negotiating with interested buyers to sell the remaining portion of its European business, the German operations.

The income from operations for the three months ended February 25, 2005 from the European businesses was less than $0.1 million. The loss from operations for the three months ended February 27, 2004 was $0.9 million, or $0.03 per share. The loss from operations for the European businesses was $0.4 million, or

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

$0.01 per share for the nine months ended February 25, 2005. The loss from operations for the nine months ended February 27, 2004 was $2.7 million, or $0.08 per share.

In the first and second quarters of fiscal 2005, management determined the Company would receive lower than previously expected total transaction proceeds for its German business based on current negotiations. As a result, the carrying value of this asset was reduced, which resulted in a loss due to Asset Valuation Adjustment for the nine months ended February 25, 2005 of $15.0 million or $0.42 per share.

The operating results of our Discontinued Operations are summarized as follows:

	Three Months Ended
(In thousands, except per share data)	February 25, 2005	February 27, 2004
Revenue	$4,168	$5,362
Operating Income (Loss)	$440	$(1,466)
Income (Loss) from Discontinued Operations	$27	$(946)

Diluted Earnings (Loss) per Share	$—	$(0.03)

	Nine Months Ended
(In thousands, except per share data)	February 25, 2005	February 27, 2004
Revenue	$14,389	$15,423
Operating Income (Loss)	$187	$(3,866)
Loss from Discontinued Operations:
Loss from Operations, net of Tax	$(445)	$(2,701)
Gain on Sale of UK Businesses	$1,702	$—
Asset Valuation Adjustment	$(14,965)	$—

Total Loss from Discontinued Operations	$(13,708)	$(2,701)

Diluted Earnings (Loss) per Share:
From Operations	$(0.01)	$(0.08)

Gain on Sale of UK Businesses	$0.05	$—

From Asset Valuation Adjustment	$(0.42)	$—

Total	$(0.38)	$(0.08)

The Net Loss from Discontinued Operations for the three months February 27, 2004 is net of a tax benefit of $0.3 million. The Net Loss from Discontinued Operations for the nine months ended February 25, 2005 and February 27, 2004 is net of a tax benefit of approximately $0.1 million and $1.0 million, respectively.

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The total assets and liabilities of Discontinued Operations are summarized as follows:

(In thousands)	February 25, 2005	May 28, 2004
Assets
Cash and Cash Equivalents	$1,044	$983
Accounts Receivable, Net	2,115	2,173
Prepaid and Other Assets	12,749	13,608
Property and Equipment, Net	1,484	1,776
Goodwill	26,397	50,739
Intangible Assets, Net	1,270	1,180

Total Assets of Discontinued Operations	$45,059	$70,459

Liabilities
Accounts Payable and Accrued Liabilities	$3,308	$15,210
Deferred Revenue	1,584	2,246
Other Long-Term Liabilities	2,724	2,531
Minority Interest	4,444	4,774

Total Liabilities of Discontinued Operations	$12,060	$24,761

Material contingent liabilities related to Discontinued Operations are discussed in Note 8—Commitments and Contingencies.

Note 4—Restructuring and Other Charges

In the first nine months of fiscal year 2004, with the completion of the TechRx acquisition, we began a review of NDCHealth’s operations to identify opportunities for increased efficiencies. Consequently, in the first nine months of fiscal 2004, we recorded charges of $3.0 million for severance related costs, $0.1 million related to lease terminations, and $0.2 million related to impairment of a note receivable we received as partial payment for the sale of a non-core operation.

During the second quarter of fiscal 2005, in an effort to reduce costs and consolidate certain senior management positions within the organization, we terminated five positions. Eliminations of these positions will allow the Company to better align its resources with key opportunities and bring decision making closer to the customers. Of the $2.2 million incurred in the second quarter of fiscal 2005, $1.9 million was cash and $0.3 million was a non-cash charge in accordance with FASB Interpretation Number 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”)

During the third quarter of fiscal 2005, we continued our review of the entirety of NDCHealth’s operations to identify opportunities for increased efficiencies and profit improvement, which included an assessment of our organizational structure as well as our physical operating locations. As a result of this review, we reduced our workforce by 63 employees and closed three office locations. Of the $2.0 million charge related to these decisions incurred in the third quarter of fiscal 2005, $2.0 million was cash and less than $0.1 million was a non-cash charge in accordance with FIN 44.

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Three Months Ended
(In thousands)	February 25, 2005	February 27, 2004
By Expense Type:
Severance	$1,937	$—
Exit-related costs	89	—

Total	$2,026	$—

By Segment:
Network Services and Systems	$1,708	$—
Information Management	140	—
Other	178	—

Total	$2,026	$—

	Nine Months Ended
(In thousands)	February 25, 2005	February 27, 2004
		(As Restated)
By Expense Type:
Severance	$4,153	$2,698
Exit-related costs	89	147
Asset reserves	—	187
Acquisition related costs	—	265

Total	$4,242	$3,297

By Segment:
Network Services and Systems	$2,619	$1,426
Information Management	573	613
Other	1,050	1,258

Total	$4,242	$3,297

The following table shows the fiscal 2005 activity related to the restructuring liabilities, which are included in Other Accrued Liabilities in the Condensed Consolidated Balance Sheets:

	Network Services and Systems		Information Management	Other
	Severance	Exit-Related	Severance	Severance	Total
Balance, May 28, 2004 (As Restated)	$729	$837	$175	$799	$2,540
Restructuring	2,291	89	573	913	3,866
Cash expenditures	(1,206)	(295)	(385)	(1,028)	(2,914)

Balance, February 25, 2005	$1,814	$631	$363	$684	$3,492

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Note 5—Goodwill

The changes in the carrying amount of Goodwill for the nine months ended February 25, 2005 are as follows:

(In thousands)
Goodwill	Network Services and Systems	Information Management	Total
Balance as of May 28, 2004 (As Restated)	$323,411	$39,018	$362,429
Purchase price adjustments and currency translation	746	205	951

Balance as of February 25, 2005	$324,157	$39,223	$363,380

We assess the recoverability of goodwill on at least an annual basis during the Company’s second quarter or more frequently if circumstances suggest potential impairment. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. We completed our annual impairment testing during the second quarter of fiscal 2005. For each of our reporting units, we found that the estimated fair value exceeded the net book value of the unit and therefore the second step of the impairment test was not necessary.

Note 6—Intangible Assets, Net

The table below presents Intangible Assets by asset class:

(In thousands)	As of February 25, 2005			As of May 28, 2004
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer base	$80,828	$(27,703)	$53,125	$80,828	$(22,012)	$58,816
Data rights agreement	10,409	(1,735)	8,674	10,409	(620)	9,789
Reseller and other	3,600	(1,045)	2,555	3,600	(445)	3,155

Total Intangible Assets	$94,837	$(30,483)	$64,354	$94,837	$(23,077)	$71,760

The aggregate amortization expense for the three months and nine months ended February 27, 2004 was $2.4 million and $6.8 million, respectively. The aggregate amortization expense for the three months and nine months ended February 25, 2005 was $2.5 million and $7.4 million, respectively, and estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense	(In thousands)
For year Ending May 27, 2005	$9,873
For year Ending June 02, 2006	$9,873
For year Ending June 01, 2007	$9,653
For year Ending May 30, 2008	$9,533
For year Ending May 29, 2009	$9,188

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Note 7—Segment Information

Segment information for the three months and nine months ended February 25, 2005 and February 27, 2004 is presented below. We operate our business as three fundamental reportable segments: Network Services and Systems, which we offer to healthcare providers and payers; Information Management, which we offer primarily to pharmaceutical manufacturers; and Pharmacy Benefit Services, which we offer to third party payers. Network Services and Systems provides electronic connectivity to the NDCHealth intelligent network and system solutions throughout the healthcare industry. Information Management provides management information, research and analytic services primarily to pharmaceutical manufacturers. Pharmacy Benefit Services provides prescription benefit management services. Other includes Restructuring and Other Charges not attributable to a specific segment. The information presented below excludes Discontinued Operations. As of the end of our third fiscal quarter of 2005, there had been no significant change in the composition of the reportable segments from the presentation of fiscal 2004 segment information included in our Annual Report on Form 10-K/A for the fiscal year ended May 28, 2004 filed with the SEC.

	Three Months Ended
(In thousands)	February 25, 2005	February 27, 2004
		(As Restated)
Revenue:
Network Services and Systems	$64,006	$68,232
Information Management	38,188	36,504
Pharmacy Benefit Services	20,394	6,585

Total Revenue	$122,588	$111,321

Income (Loss) from Continuing Operations before Income Taxes:
Network Services and Systems	$4,989	$12,108
Information Management	2,881	4,063
Pharmacy Benefit Services	200	79
Other	(178)	—

Total Income from Continuing Operations before Income Taxes	$7,892	$16,250

	Nine Months Ended
(In thousands)	February 25, 2005	February 27, 2004
		(As Restated)
Revenue:
Network Services and Systems	$181,936	$197,297
Information Management	111,910	109,898
Pharmacy Benefit Services	55,277	16,029

Total Revenue	$349,123	$323,224

Income (Loss) from Continuing Operations before Income Taxes:
Network Services and Systems	$6,130	$31,101
Information Management	5,654	11,418
Pharmacy Benefit Services	437	488
Other	(1,050)	(1,258)

Total Income from Continuing Operations before Income Taxes	$11,171	$41,749

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Note 8—Commitments And Contingencies

Our Board of Directors has authorized the disposition of our European operations in Germany and the United Kingdom, which are recorded as discontinued operations. We completed the sale of our United Kingdom business operations during the second quarter of fiscal 2005. We currently provide pharmaceutical information services solutions to our European customers, pharmaceutical companies, through our German business. In this regard, we deliver the prescription data we receive from our data suppliers in a variety of products to our customers to assist them in operating their businesses. We deliver this prescription data to our customers in an electronic format. The specific electronic format within which such prescription data is actually delivered to such pharmaceutical companies in Germany is the subject matter of current litigation both before the European Commission and the German courts with IMS Health.

In the proceedings before the European Commission instituted by us on December 19, 2000, we are alleging that to the extent, and only to the extent, this format is copyrighted by IMS Health, the format constitutes an industry standard and an essential facility to competition and must be made available to competitors of IMS Health. We obtained a ruling from the European Commission ordering IMS Health to license its structure for organizing pharmaceutical sales data to us. However, subsequent to this decision, the Court of First Instance and later the European Court Of Justice (“ECJ”) stayed this decision pending a complete review of the underlying substantive matters. Those matters are still proceeding. Decisions by the German courts have mooted the pending European Commission actions and they have been terminated.

In proceedings before the German courts instituted by IMS Health on December 21, 2000, IMS Health has alleged copyright infringement against each of Pharma Intranet Information AG, or PI, the company from whom we purchased certain assets of our German business, and us, and we each have contested the validity of IMS Health’s alleged copyright. In these proceedings, IMS Health obtained an injunction from the Frankfurt Regional Court to prevent each of PI and us from distributing data in the contested format. On August 13, 2002, the Frankfurt Court of Appeals ruled in our favor by dismissing the preliminary injunction against our use of the industry standard data structure. This decision is final and is not subject to further appeal by IMS Health. On September 17, 2002 the Frankfurt Court of Appeals issued a judgment in the main proceedings against PI. While validating a copyright in the structure, the Court held that IMS Health has no standing to sue to enforce the copyright. The Court also determined that IMS Health does not own the copyright. The Court further denied IMS Health’s claims under the EU Database Directive for protection of the data structure involved. Finally, the Court found that PI breached the German Act Against Unfair Trade Practices (UGW) by reason of identically copying the data structure. We have not sold or used the data structure initially used by PI. We do not own PI and PI is no longer actively conducting business. The case against us remains pending before the Frankfurt Regional Court at this time. On April 29, 2004, and upon referral by the Frankfurt Regional Court on questions involving interpretations of European Competition laws, the European Court of Justice in Luxembourg found in favor of the Company, finding that if IMS Health holds a valid, enforceable copyright, then the Company should be entitled to a compulsory license from IMS Health to the extent it can demonstrate that it offers “a new product” in circumstances where IMS Health is “capable of eliminating all competition on the relevant market.” This clarification of law has been referred back to the Frankfurt Regional Court and is pending review.

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

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

A putative securities class-action, captioned Garfield v. NDCHealth Corporation, et al., is pending in the United States District Court for the Northern District of Georgia against NDCHealth and Messrs. Hoff, Hutto, Miller, Shenk, FitzGibbons and Adrean, as well as Ernst & Young, as defendants. The complaint in that action generally alleges, among other things, that members of a purported class of stockholders who purchased common stock between August 21, 2002 and August 9, 2004 were damaged as a result of (i) improper revenue recognition practices in the Company’s physician business unit; (ii) the failure to timely write-down the Company’s investment in MedUnite; and (iii) the improper capitalization and amortization of costs associated with software development. The second amended complaint alleges that, as a result of such conduct, the Company’s previously issued financial statements were materially false and misleading, thereby causing the prices of the Company’s common stock to be inflated artificially. The second amended complaint asserts violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and seeks unspecified monetary damages and other relief. On October 13, 2004, the Company and the individual defendants filed a motion to dismiss the second amended complaint. The motion is fully briefed and the parties are currently awaiting a decision by the court.

On April 28, 2004, a lawsuit was filed against us in the General Court of Justice, Superior Court Division, in the State of North Carolina, County of Forsyth, by Carolina Coupon Clearing, Inc., d/b/a Carolina Services Company, Inc. (“CSC”). This matter was settled by the parties on a confidential basis which settlement did not require either party to pay any funds to the other.

The Internal Revenue Service (“IRS”) is currently auditing our fiscal year 2001 consolidated federal income tax return. The primary issue is a worthless stock loss deduction claimed as a result of the divestiture of the management services business. This deduction created a net operating loss which was used to offset most of the tax liability for fiscal years 2002 and 2003. In fiscal year 2001, we provided a tax contingency reserve of approximately 50% of the $25.0 million tax benefit claimed for the worthless stock loss deduction.

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

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Note 9—Comprehensive (Loss) Income

Comprehensive (loss) income includes unrealized gains and losses which are excluded from the Condensed Consolidated Statements of Operations. The components of comprehensive (loss) income are as follows:

	Three Months Ended
(In thousands)	February 25, 2005	February 27, 2004
		(As Restated)
Net income	$4,839	$9,210
Foreign currency translation adjustment	(786)	3,148

Total comprehensive income	$4,053	$12,358

	Nine Months Ended
(In thousands)	February 25, 2005	February 27, 2004
		(As Restated)
Net (loss) income	$(6,895)	$23,402
Foreign currency translation adjustment	(163)	4,433
Unrealized holding loss, net of tax	—	4
Pension liability adjustment, net of tax	—	(712)

Total comprehensive (loss) income	$(7,058)	$27,127

Note 10—Retirement Benefits

The NDCHealth noncontributory defined benefit pension plan (the “Plan”) covers substantially all of our United States employees who have met the eligibility provisions of the Plan as of May 31, 1998. The Plan was closed to new participants beginning June 1, 1998, and benefit accruals for years of service ceased on July 31, 1998. Additionally, benefit accruals for compensation level increases ceased on June 30, 2003. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974, as amended.

Net periodic pension cost for the Plan during the first three quarters of fiscal 2005 and 2004 included the following components:

	Three Months Ended		Nine Months Ended
(In thousands)	February 25, 2005	February 27, 2004	February 25, 2005	February 27, 2004
Interest cost on projected benefit obligation	$483	$470	$1,450	$1,410
Expected return on plan assets	(424)	(359)	(1,273)	(1,077)
Recognized actuarial loss	231	184	520	552

Net periodic pension cost	$290	$295	$697	$885

The expense listed above relates to continuing operations. There were no pension costs related to discontinued operations.

In the second and third fiscal quarters, we made a contribution of $0.6 million and $2.5 million, respectively. We do not anticipate making any additional contributions to fund the Plan during the remainder of our 2005 fiscal year.

NOTES TO THE CONDENSED CONSOLIDATED

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

Statement of Operations for the Three months ended February 25, 2005 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenue	$60,083	$41,490	$21,015	$—	$122,588
Operating Expenses
Cost of Service	22,890	25,612	19,510	—	68,012
Other Operating Expenses	25,030	13,792	1,499	—	40,321

	47,920	39,404	21,009	—	108,333

Operating Income	12,163	2,086	6	—	14,255
Other Income/Expense	(6,164)	(5)	(194)	—	(6,363)
Income from Continuing Operations	5,999	2,081	(188)	—	7,892
Provision for Income Taxes	2,342	812	(74)	—	3,080
Discontinued Operations	—	—	32	(5)	27

Net (Loss) Income	$3,657	$1,269	$(82)	$(5)	$4,839

Statement of Operations for the Three months ended February 27, 2004 (In thousands) (As Restated)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenue	$62,346	$41,703	$7,272	$—	$111,321
Operating Expenses
Cost of Service	23,504	25,181	6,151	—	54,836
Other Operating Expenses	20,655	11,915	979	—	33,549

	44,159	37,096	7,130	—	88,385

Operating Income	18,187	4,607	142	—	22,936
Other Income/Expense	(6,653)	56	(89)	—	(6,686)
Income from Continuing Operations	11,534	4,663	53	—	16,250
Provision for Income Taxes	4,302	1,772	20	—	6,094
Discontinued Operations	—	—	(1,268)	322	(946)

Net (Loss) Income	$7,232	$2,891	$(1,235)	$322	$9,210

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Statement of Operations for the Nine months ended February 25, 2005 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenue	$168,956	$122,471	$57,696	$—	$349,123
Operating Expenses
Cost of Service	72,353	79,684	53,648	—	205,685
Other Operating Expenses	68,988	40,224	4,013	—	113,225

	141,341	119,908	57,661	—	318,910

Operating Income	27,615	2,563	35	—	30,213
Other Income/Expense	(18,573)	(25)	(444)	—	(19,042)
Income from Continuing Operations	9,042	2,538	(409)	—	11,171
Provision for Income Taxes	3,528	990	(160)	—	4,358
Discontinued Operations	—	—	(11,754)	(1,954)	(13,708)

Net (Loss) Income	$5,514	$1,548	$(12,003)	$(1,954)	$(6,895)

Statement of Operations for the Nine months ended February 27, 2004 (In thousands) (As Restated)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Revenue	$183,072	$122,093	$18,059		$323,224
Operating Expenses
Cost of Service	69,132	75,804	14,989		159,925
Other Operating Expenses	63,363	34,058	2,742		100,163

	132,495	109,862	17,731	—	260,088
Operating Income	50,577	12,231	328	—	63,136

Other Income/Expense	(20,844)	1,029	(512)	(1,060)	(21,387)
Income from Continuing Operations	29,733	13,260	(184)	(1,060)	41,749
Provision for Income Taxes	11,080	5,039	(70)	(403)	15,646
Discontinued Operations	—	—	(3,023)	322	(2,701)

Net (Loss) Income	$18,653	$8,221	$(3,137)	$(335)	$23,402

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Balance Sheet as of February 25, 2005 (In thousands)	NDCHealth Corporation	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$16,158	$896	$2,963	$—	$20,017
Accounts receivable	37,712	16,687	7,134	—	61,533
Prepaid expenses and other current assets	38,845	17,844	676	(18,204)	39,161
Total assets from discontinued operations	—	—	36,593	8,466	45,059

Total current assets	92,715	35,427	47,366	(9,738)	165,770

Property, equipment and capital use software, net	112,901	29,908	1,995	—	144,804
Goodwill and intangible assets, net	382,392	36,812	8,530	—	427,734
Investments and other	270,859	537	—	(230,532)	40,864
Intercompany receivables	74,386	(16,941)	358	(57,803)	—

Total Assets	$933,253	$85,743	$58,249	$(298,073)	$779,172

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$52,045	$—	$146	$—	$52,191
Accounts payable, accrued liabilities and other	68,862	31,644	7,736	—	108,242
Total liabilities from discontinued operations	—	—	39,656	(27,596)	12,060

Total current liabilities	120,907	31,644	47,538	(27,596)	172,493

Long-term liabilities	293,319	3,300	6,054	(18,392)	284,281

Total liabilities	414,226	34,944	53,592	(45,988)	456,774

Minority interest in equity of subsidiaries	—	—	1,750	—	1,750
Stockholders’ equity	519,027	50,799	2,907	(252,085)	320,648

Total Liabilities and Stockholders’ Equity	$933,253	$85,743	$58,249	$(298,073)	$779,172

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Balance Sheet as of May 28, 2004 (In thousands) (As Restated)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$24,438	$727	$2,452	$—	$27,617
Accounts receivable	42,495	20,933	5,682	—	69,110
Prepaid expenses and other current assets	65,193	14,003	413	(13,685)	65,924
Total assets from discontinued operations	—	—	76,528	(6,069)	70,459

Total current assets	132,126	35,663	85,075	(19,754)	233,110

Property, equipment and capital use software, net	108,243	31,512	2,478	—	142,233
Goodwill and intangible assets, net	389,279	37,126	7,784	—	434,189
Investments and other	258,484	—	28	(222,988)	35,524
Intercompany receivables	79,070	(23,127)	(6,396)	(49,547)	—

Total Assets	$967,202	$81,174	$88,969	$(292,289)	$845,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$33,011	$500	$145	$—	$33,656
Accounts payable, accrued liabilities and other	91,928	38,641	6,517	(247)	136,839
Total liabilities from discontinued operations	—	—	40,581	(15,820)	24,761

Total current liabilities	124,939	39,141	47,243	(16,067)	195,256

Long-term liabilities	317,533	2,881	272	(34)	320,652

Total liabilities	442,472	42,022	47,515	(16,101)	515,908

Minority interest in equity of subsidiaries	—	—	1,312	1	1,313
Stockholders’ equity	524,730	39,152	40,142	(276,189)	327,835

Total Liabilities and Stockholders’ Equity	$967,202	$81,174	$88,969	$(292,289)	$845,056

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Statement of Cash Flows for the Nine Months Ended February 25, 2005 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$5,514	$1,548	$(12,003)	$(1,954)	$(6,895)
Adjustments to reconcile net income (loss) to cash provided by operating activities:	35,174	9,048	14,950	—	59,172
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:	(20,975)	(17,189)	(15,897)	19,086	(34,975)

Net cash provided by operating activities	19,713	(6,593)	(12,950)	17,132	17,302
Cash flows from investing activities:	(34,433)	7,262	(542)	—	(27,713)
Cash flows from financing activities:	6,440	(500)	17,023	(17,132)	5,831
Cash flows from discontinued operations:	—	—	(3,020)	—	(3,020)

Increase (decrease) in cash and cash equivalents	(8,280)	169	511	—	(7,600)
Cash and cash equivalents, beginning of period	24,438	727	2,452	—	27,617

Cash and cash equivalents, end of period	$16,158	$896	$2,963	$—	$20,017

Statement of Cash Flows for the Nine Months Ended February 27, 2004 (In thousands) (As Restated)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$18,653	$8,221	$(3,137)	$(335)	$23,402
Adjustments to reconcile net income (loss) to cash provided by operating activities:	42,859	10,689	11,357	(7,428)	57,477
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:	(2,308)	(14,088)	(5,082)	10,414	(11,064)

Net cash provided by operating activities	59,204	4,822	3,138	2,651	69,815
Cash flows from investing activities:	(29,150)	(4,640)	(2,718)	—	(36,508)
Cash flows from financing activities:	(12,725)	(537)	3,252	(2,651)	(12,661)
Cash flows from discontinued operations:	—	—	(3,891)	—	(3,891)

Increase (decrease) in cash and cash equivalents	17,329	(355)	(219)	—	16,755
Cash and cash equivalents, beginning of period	12,698	1,491	961	—	15,150

Cash and cash equivalents, end of period	$30,027	$1,136	$742	$—	$31,905

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Note 12—Subsequent Events

Debt and Equity Update

The Company’s delay in providing its financial statements to its senior lenders under its Senior Credit Facility and in filing its Quarterly Report on Form 10-Q for the quarter ended November 26, 2004 with the SEC as required by the indenture for its 10½% Senior Subordinated Notes due 2012 constituted defaults under its Senior Credit Facility and Note indenture, respectively. On March 16, 2005, the Company secured conditional waivers from the requisite number of lenders under its Senior Credit Facility and the requisite number of holders of its Notes. On March 21, 2005, the Company satisfied the condition precedent to these waivers and the waivers remained effective. The Company expects to be in compliance with the Senior Credit Facility’s financial covenants for the next twelve months.

The Board of Directors determined on April 5, 2005 not to make up the dividend for the second fiscal quarter ended November 26, 2004 and not to pay cash dividends prospectively in order to use available cash to reduce debt outstanding.

Sale of Assets

On March 17, 2005, the Company completed the sale of its Canadian pharmacy transaction business and signed a definitive agreement to sell its Canadian pharmacy system assets for a combined $14.5 million. The Company expects these transactions will have a negligible impact on net income in the fourth fiscal quarter. The proceeds from the sales have been used to pay down senior debt.

On March 28, 2005, the Company completed the sale of its 49.5% membership interest in HealthTran LLC (“HealthTrans”) which is reported as the Pharmacy Benefit Services segment. The contribution of this business to the Company’s total profit is currently not significant. Under the terms of the agreement, the Company received cash proceeds of approximately $8.8 million, which has been used to pay down senior debt. The Company expects to record a gain on the sale of HealthTrans of approximately $2.5 million.

The sale of both the Canadian pharmacy transaction business and HeathTrans qualified these operations to be classified as discontinued operations in the fourth quarter of fiscal year 2005. Accordingly, in the Annual Report on Form 10-K for the fiscal year ended May 27, 2005, the Company’s historical financial statements will be reclassified to classify the net assets and liabilities, results of operations and cash flows for these two businesses as discontinued operations.

Strategic Alternatives

On March 29, 2005, the Company’s Board of Directors voted to pursue the potential sale of the Company. The decision follows the completion by the Board, acting with the assistance of The Blackstone Group L.P., of an evaluation of strategic alternatives with the objective of maximizing stockholder value over a reasonable period of time. The Blackstone Group and Goldman, Sachs & Co. will act as the Company’s financial advisors.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report. NDCHealth disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although NDCHealth believes that its expectations are based on reasonable assumptions, there can be no assurance that its goals will be achieved. Important factors that could cause actual results to differ from estimates or projections contained in the forward-looking statements are described under “Safe Harbor Statement” in this Item 2.

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Report. For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our latest Annual Report on Form 10-K/A for the year ended May 28, 2004 and our other filings with the Securities and Exchange Commission (“SEC”).

The restated financial statements for the fiscal years ended May 28, 2004, May 30, 2003, and May 31, 2002 are reflected in our Annual Report on Form 10-K/A for the fiscal year ended May 28, 2004 which was filed March 21, 2005. Throughout this Quarterly Report on Form 10-Q, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Overview

We operate our business as three fundamental segments: Network Services and Systems, Information Management, and Pharmacy Benefit Services. Network Services and Systems provides electronic connectivity to our NDCHealth Intelligent Network for transaction processing and system solutions throughout the healthcare industry. Information Management provides management information, research and analytic services primarily to pharmaceutical manufacturers. Pharmacy Benefit Services, a consolidated subsidiary of which we maintained a 49.5% controlling ownership interest during our third fiscal quarter and the fiscal year to date, provides pharmacy plan management services to health care third party payers. More information concerning segments can be found in Note 7 of the Notes to the Condensed Consolidated Financial Statements and information related to the sale of the Pharmacy Benefit Services segment in March 2005 is discussed in Note 12 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

Revenue

	Three Months Ended
(In thousands)	February 25, 2005	February 27, 2004	Change
Revenue:		(As Restated)	Dollars	Percent
Network Services and Systems	$64,006	$68,232	$(4,226)	(6.2)%
Information Management	38,188	36,504	1,684	4.6%
Pharmacy Benefit Services	20,394	6,585	13,809	209.7%

Total	$122,588	$111,321	$11,267	10.1%

	Nine Months Ended
(In thousands)	February 25, 2005	February 27, 2004	Change
Revenue:		(As Restated)	Dollars	Percent
Network Services and Systems	$181,936	$197,297	$(15,361)	(7.8)%
Information Management	111,910	109,898	2,012	1.8%
Pharmacy Benefit Services	55,277	16,029	39,248	244.9%

Total	$349,123	$323,224	$25,899	8.0%

Revenue growth in the third quarter and first nine months of fiscal year 2005 as compared to the comparable prior year periods was driven by significant growth in Pharmacy Benefit Services, partially offset by a decline in Network Services and Systems revenue. The decline in Network Services and Systems segment revenue was primarily caused by lower physician software sales, a decline in retail information sales to pharmacy customers, and the transition to next-generation pharmacy systems, which offset growth in pharmacy network services.

Network Services and Systems

Network Services and Systems revenue decreased $4.2 million, or 6.2%, to $64.0 million in the third quarter of fiscal 2005 from $68.2 million in the third quarter of fiscal 2004. Network Services and Systems revenue decreased $15.4 million, or 7.8%, to $181.9 million in the first nine months of fiscal 2005 from $197.3 million in the first nine months of fiscal 2004. The decrease in revenue is detailed below by our major customer groups.

Revenue by Customer Group

	Three Months Ended
	February 25, 2005	February 27, 2004	Change
(In thousands)		(As Restated)	Dollars	Percent
Pharmacy	$36,416	$38,625	$(2,209)	(5.7)%
Hospital	13,686	13,653	33	0.2%
Physician	10,765	12,529	(1,764)	(14.1)%
Other	3,139	3,425	(286)	(8.4)%

Total	$64,006	$68,232	$(4,226)	(6.2)%

	Nine Months Ended
	February 25, 2005	February 27, 2004	Change
(In thousands)		(As Restated)	Dollars	Percent
Pharmacy	$106,068	$109,028	$(2,960)	(2.7)%
Hospital	40,909	43,418	(2,509)	(5.8)%
Physician	25,044	33,936	(8,892)	(26.2)%
Other	9,915	10,915	(1,000)	(9.2)%

Total	$181,936	$197,297	$(15,361)	(7.8)%

Pharmacy

The revenue decline from Pharmacy customers in both the three and nine months periods, as compared to prior equivalent periods, was due to lower retail information sales as well as lower pharmacy systems revenue as new NDC PharmacyRx™ system sales and the transition to recurring, transaction-based revenue do not yet offset a decrease in legacy systems sales. This decrease was partially offset by the overall revenue growth of approximately 11% in our pharmacy transaction business, which was attributed to increases of 11% in network transactions and 25% in pre and post edit transactions. Transaction revenue growth lagged the growth in transactions due to the transaction growth being derived primarily from the largest pharmacy chains, who receive our best per-transaction pricing due to their large volumes. Transaction-based revenue is expected to continue to grow more slowly than transactions due to market share gains by large national chains and competitive price pressure for transaction-based services.

Hospital

Revenue from Hospital customers was flat at $13.7 million in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004. Revenue from Hospital customers declined $2.5 million, or 5.8%, to $40.9 million in the first nine months of fiscal 2005 from $43.4 million in the first nine months of fiscal 2004 as transaction revenue growth from NDC ePREMIS™ continued to be offset by a lower level of customization and professional services fees.

Physician

During the fourth quarter of fiscal 2004, we changed our physician software resellers agreements and eliminated the requirement for our value added resellers (“VARs”) to maintain evidence of contract support and advertising support. Therefore, we have ceased recording items in revenue and expenses that were recognized in accordance with EITF 01-9. This change contributed $2.0 million and $6.1 million to the three and nine-month revenue declines, respectively. Additionally, revenue decreased in the first nine months of fiscal 2005 due to our change in selling software to VARs on a cash basis instead of granting credit terms, which led to fewer system sales in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. Finally, beginning on February 26, 2005, we no longer allow VARs to exchange products except when both the purchase and associated exchange of products occur within the same fiscal quarter that a new software version is released. Therefore, no reserve for exchanges is required as of February 25, 2005. Had we not changed our policy, we would have recorded a $1.2 million reserve against this quarter’s revenue.

Other

Other revenue, which includes data processing services provided to our former affiliate Global Payments, Inc. and a third-party paper claims and statement printing service, decreased $0.3 million, or 8.4%, to $3.1 million in the third quarter of fiscal 2005 from $3.4 million in the third quarter of fiscal 2004. Other revenue decreased $1.0 million, or 9.2%, to $9.9 million in the first nine months of fiscal 2005 from $10.9 million in the first nine months of fiscal 2004. As previously disclosed, Global Payments may discontinue the service agreement on or after September 30, 2005, eliminating approximately one-third of this revenue.

Information Management

Information Management Revenue increased $1.7 million, or 4.6%, to $38.2 million in the third quarter of fiscal 2005 from $36.5 million in the third quarter of fiscal 2004. Information Management Revenue increased $2.0 million, or 1.8%, to $111.9 million in the first nine months of fiscal 2005 from $109.9 million in the first nine months of fiscal 2004. The increase in both periods was a result of growth in new product revenue, such as the Intelligent Health Repository services and other emerging products, offset by declines in certain legacy product offerings and compression from certain of our pharmaceutical manufacturer customers. The Information Management business is expected to face continued pricing pressure from its pharmaceutical customers and will need to continue to develop and sell new, more advanced information products in order to grow revenue in the future.

Pharmacy Benefit Services

Pharmacy Benefit Services revenue increased $13.8 million, or 209.7%, to $20.4 million in the third quarter of fiscal 2005 from $6.6 million in the third quarter of fiscal 2004. Pharmacy Benefit Services revenue increased $39.2 million, or 244.9%, to $55.3 million in the first nine months of fiscal 2005 from $16.0 million in the first nine months of fiscal 2004. The increase was due to the rapid expansion of the administrative services component, and comprised 16.6% of total Company revenue in the third quarter of fiscal 2005 and 15.8% of total Company revenue in the first nine months of fiscal 2005. Because a majority of the revenue in the Pharmacy Benefit Services segment includes the underlying cost of the prescription drug being administered on behalf of customers, margins are low and reported revenue growth in the segment did not contribute notably to profits.

Cost of Service

Cost of Service (“COS”) includes certain compensation, computer operations, data costs, consulting services, telecommunications, customer support, and application maintenance expenses. COS increased $13.2 million, or 24.0%, to $68.0 million in the third quarter of fiscal 2005 from $54.8 million in the third quarter of fiscal 2004. COS increased $45.8 million, or 28.6%, to $205.7 million in the first nine months of fiscal 2005 from $159.9 million in the first nine months of fiscal 2004. The increase in the third quarter of fiscal 2005 was due primarily to variable costs directly related to increased Revenue in our Pharmacy Benefit Services segment. The increase in the first nine months of fiscal 2005 was due primarily to variable costs directly related to increased Revenue in our Pharmacy Benefit Services segment, as well as increased software development and customer implementation expenses in the Network Services and Systems segment and data costs in the Information Management segment.

	Three Months Ended
(In thousands)	February 25, 2005	February 27, 2004	Change
Revenue by Segment		(As Restated)	Dollars	Percent
Network Services and Systems	$64,006	$68,232	$(4,226)	(6.2)%
Information Management	38,188	36,504	1,684	4.6%
Pharmacy Benefit Services	20,394	6,585	13,809	209.7%

Total Revenue	$122,588	$111,321	$11,267	10.1%

Cost of Service by Segment
Network Services and Systems	$29,579	$29,033	$546	1.9%
Information Management	19,748	20,140	(392)	(1.9)%
Pharmacy Benefit Services	18,685	5,663	13,022	229.9%

Total Cost of Service	$68,012	$54,836	$13,176	24.0%

Cost of Service as Percent of Revenue
Network Services and Systems	46.2%	42.6%
Information Management	51.7%	55.2%
Pharmacy Benefit Services	91.6%	86.0%
Total	55.5%	49.3%

	Nine Months Ended
(In thousands)	February 25, 2005	February 27, 2004	Change
Revenue by Segment		(As Restated)	Dollars	Percent
Network Services and Systems	$181,936	$197,297	$(15,361)	(7.8)%
Information Management	111,910	109,898	2,012	1.8%
Pharmacy Benefit Services	55,277	16,029	39,248	244.9%

Total Revenue	$349,123	$323,224	$25,899	8.0%

Cost of Service by Segment
Network Services and Systems	$93,623	$87,146	$6,477	7.4%
Information Management	60,906	59,778	1,128	1.9%
Pharmacy Benefit Services	51,156	13,001	38,155	293.5%

Total Cost of Service	$205,685	$159,925	$45,760	28.6%

Cost of Service as Percent of Revenue
Network Services and Systems	51.5%	44.2%
Information Management	54.4%	54.4%
Pharmacy Benefit Services	92.5%	81.1%
Total	58.9%	49.5%

COS in the Network Services and Systems segment increased by $0.5 million, or 1.9%, to $29.6 million in the third quarter of fiscal 2005 from $29.0 million in the third quarter of fiscal 2004. COS in the Network Services and Systems segment increased by $6.5 million or, 7.4%, to $93.6 million in the first nine months of fiscal 2005 from $87.1 million in the first nine months of fiscal 2004. This increase is primarily due to higher staffing related product development expense and a larger percentage of our software development costs being expensed, particularly as we develop subsequent releases of our NDC EnterpriseRx™ system prior to establishing technological feasibility for those releases, which development costs are not capitalizable.

COS in the Information Management segment decreased $0.4 million, or 1.9%, to $19.7 million in the third quarter of fiscal 2005 from $20.1 million in the third quarter of fiscal 2004 due to lower data costs, discussed below, and lower compensation costs partially offset by costs related to the development of Intelligent Health Repository products and ongoing costs associated with the integration of ArcLight data into Information Management products. COS in the Information Management segment increased $1.1 million, or 1.9%, to $60.9 million in the first nine months of fiscal 2005 from $59.8 million in the first nine months of fiscal 2004 due to increased data costs discussed below, costs related to the development of Intelligent Health Repository products and ongoing costs associated with the integration of ArcLight data into Information Management products partially offset by lower staffing levels.

COS in the Pharmacy Benefit Services segment increased $13.0 million, or 229.9%, to $18.7 million in the third quarter of fiscal 2005 from $5.7 million in the third quarter of fiscal 2004 due to substantial Revenue growth. COS in the Pharmacy Benefit Services segment increased $38.2 million, or 293.5%, to $51.2 million in the first nine months of fiscal 2005 from $13.0 million in the first nine months of fiscal 2004 as a result of the substantial Revenue growth described above. COS as a percent of Revenue increased to 91.6% in the third quarter of fiscal 2005 from 86.0% in the third quarter of fiscal 2004, and increased to 92.5% in the first nine months of fiscal 2005 from 81.1% in the first nine months of fiscal 2004 as the mix of services sold shifted to pharmacy benefit administrative services, for which Revenue and COS both include the underlying cost of the prescription drug being administered on behalf of customers, thereby providing very low contribution margins. The segment’s traditional pharmacy claim adjudication services offer higher percent margins, but represent a declining portion of this segment’s Revenue.

Data Costs

Data costs are primarily recorded within the Information Management segment in COS, but some data costs are also recorded in Network Services and Systems segment COS. The decrease in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004 is the result of reduced contractual costs of certain data providers including the one-time benefit of approximately $0.7 million that resulted from certain renegotiated purchase contracts. These savings were partially offset by an increase in volume of data purchased. The increase in the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004 is the result of an increase in volume of data purchased and an increase in the costs of such data. As a percent of Revenue, data costs decreased from the third quarter of fiscal 2004 to the third quarter of fiscal 2005, and decreased from the first nine months of fiscal 2004 to the first nine months of fiscal 2005. We are continuing to actively pursue programs to contain data costs.

	Three Months Ended
	February 25, 2005	February 27, 2004	Change
(In thousands)		(As Restated)	Dollars	Percent
Revenue	$122,588	$111,321	$11,267	10.1%
Data costs	$13,133	$13,882	$(749)	(5.4)%
Data costs as a Percent of Revenue	10.7%	12.5%

	Nine Months Ended
	February 25, 2005	February 27, 2004	Change
(In thousands)		(As Restated)	Dollars	Percent
Revenue	$349,123	$323,224	$25,899	8.0%
Data costs	$41,974	$39,827	$2,147	5.4%
Data costs as a Percent of Revenue	12.0%	12.3%

Software Costs

Software costs are related to the development of new products and the maintenance and enhancement of existing products. We capitalize certain costs of developing software held for sale to our customers as well as software used internally to provide services to our customers. We expense costs associated with maintenance of existing products and costs associated with developing products prior to the products reaching technological feasibility.

The primary engine of growth for NDCHealth is the creation of new and enhanced products. As such, software costs are an investment in our growth. As new products are developed, sold and installed, we expect to grow revenue, operating income, and increase cash flow. Our current focus is on developing products such as NDC EnterpriseRx™, NDC MailRx™, and our Intelligent Health Repository and ArcLight-related information products.

Total costs associated with software development decreased by $0.6 million, or 5.6%, to $10.0 million in the third quarter of fiscal 2005 from $10.6 million in the third quarter of fiscal 2004. Of the total, costs associated with software development for our new pharmacy system, EnterpriseRx, were $4.5 million in the third quarter of fiscal 2005 versus $5.4 million in the third quarter of fiscal 2004. In the third quarter of fiscal 2005, approximately $2.9 million of these development costs were capitalized, resulting in net development expense associated with our new pharmacy system of approximately $1.6 million. In the third quarter of fiscal 2004, approximately $4.5 million of these development costs were capitalized resulting in net development expense associated with our new pharmacy system of approximately $0.9 million.

Total costs associated with software development decreased by $0.3 million, or 0.9%, to $31.3 million for the first nine months of fiscal 2005 from $31.6 million for the first nine months of fiscal 2004. Of the total, costs associated with software development for our new pharmacy system were $14.1 million for the first nine months of fiscal 2005 versus $14.8 million for the first nine months of fiscal 2004. For the first nine months of fiscal 2005, approximately $8.5 million of these development costs were capitalized, resulting in net development expense associated with our new pharmacy system of approximately $5.7 million. For the first nine months of fiscal 2004, approximately $11.9 million of these development costs were capitalized resulting in net development expense associated with our new pharmacy system of approximately $2.9 million.

As of February 25, 2005, we have capitalized $50.3 million for NDC EnterpriseRx™ in the aggregate. NDC EnterpriseRxTM must achieve anticipated market acceptance over the next several years in order for future cash flows to support this asset. Failure to achieve anticipated market acceptance could lead to a write down of this software asset.

As discussed above, development costs capitalized as a percent of total development costs decreased to 55.6% in the third quarter of fiscal 2005 from 74.2% in the third quarter of fiscal 2004 as a result of the initial release of our EnterpriseRx system approaching completion and the initiation of design work for subsequent releases, the costs of which are not capitalized.

	Three Months Ended
	February 25, 2005	February 27, 2004	Change
(In thousands)		(As Restated)	Dollars	Percent
Total costs associated with software development	$10,035	$10,630	$(595)	(5.6)%
Less: capitalization of internally developed software	(5,575)	(7,887)	2,312	29.3%

Net software development expense	4,460	2,743	1,717	62.6%
Software maintenance expense	2,388	2,282	106	4.6%

Total net software expense	$6,848	$5,025	$1,823	36.3%

Revenue	$122,588	$111,321	$11,267	10.1%
Capitalization as a % of Revenue	4.5%	7.1%
Total net software expense as a % of Revenue	5.6%	4.5%
Capitalization of developed software as a % of total costs associated with software development	55.6%	74.2%

	Nine Months Ended
	February 25, 2005	February 27, 2004	Change
(In thousands)		(As Restated)	Dollars	Percent
Total costs associated with software development	$31,291	$31,561	$(270)	(0.9)%
Less: capitalization of internally developed software	(17,477)	(23,348)	5,871	25.1%

Net software development expense	13,814	8,213	5,601	68.2%
Software maintenance expense	7,363	6,400	963	15.0%

Total net software expense	$21,177	$14,613	$6,564	44.9%

Revenue	$349,123	$323,224	$25,899	8.0%
Capitalization as a % of Revenue	5.0%	7.2%
Total net software expense as a % of Revenue	6.1%	4.5%
Capitalization of developed software as a % of total costs associated with software development	55.9%	74.0%

Sales, General and Administrative Expense

	Three Months Ended
	February 25, 2005	February 27, 2004	Change
(In thousands)		(As Restated)	Dollars	Percent
Revenue	$122,588	$111,321	$11,267	10.1%
SG&A	$28,544	$24,549	$3,995	16.3%
SG&A as a Percent of Revenue	23.3%	22.1%

	Nine Months Ended
	February 25, 2005	February 27, 2004	Change
(In thousands)		(As Restated)	Dollars	Percent
Revenue	$349,123	$323,224	$25,899	8.0%
SG&A	$78,396	$70,469	$7,927	11.2%
SG&A as a Percent of Revenue	22.5%	21.8%

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

The increase in SG&A expense in both absolute dollars and as a percent of Revenue was caused by increased corporate staff and professional fees in response to increased complexity and regulatory requirements of our business including expenses related to Sarbanes-Oxley compliance, higher audit and insurance expenses, increased legal fees as a result of stockholder litigation and expenses related to the SEC investigation and professional fees associated with the Board of Directors evaluation of strategic alternatives to maximize stockholder value.

We expect that SG&A expense as a percentage of Revenue will remain relatively consistent in the fourth quarter of fiscal 2005 compared to the third quarter of fiscal 2005 due to continued investment in our sales and marketing programs to support the roll out of new products, increased professional fees associated with litigation resulting from stockholder lawsuits and certain commercial litigation and increased audit and corporate governance expenses related to Sarbanes-Oxley compliance, the restatement of our prior period financial statements, the SEC investigation, and the previously announced efforts to pursue the potential sale of the company.

Depreciation and Amortization

	Three Months Ended
	February 25, 2005	February 27, 2004	Change
(In thousands)		(As Restated)	Dollars	Percent
Network Services and Systems	$6,750	$5,949	$801	13.5%
Information Management	2,879	2,900	(21)	(0.7)%
Pharmacy Benefit Services	122	151	(29)	(19.2)%

Total Depreciation and Amortization	$9,751	$9,000	$751	8.3%

	Nine Months Ended
	February 25, 2005	February 27, 2004	Change
(In thousands)		(As Restated)	Dollars	Percent
Network Services and Systems	$20,709	$17,549	$3,160	18.0%
Information Management	9,527	8,470	1,057	12.5%
Pharmacy Benefit Services	351	378	(27)	(7.1)%

Total Depreciation and Amortization	$30,587	$26,397	4,190	15.9%

Depreciation and Amortization expense increased in the third quarter of fiscal 2005 from the third quarter of fiscal 2004, and increased in the first nine months of fiscal 2005 from the first nine months of fiscal 2004 as a result of new products being placed into service and the amortization of acquired intangible assets.

Following the general availability of EnterpriseRx, currently anticipated in the first or second quarter of fiscal 2006, Depreciation and Amortization is expected to increase by approximately $2.7 million per quarter or $10.8 million per year due to the amortization of this asset.

When material intangible assets, such as goodwill and customer bases, are acquired in conjunction with the purchase of a business, NDCHealth undertakes a study by an independent third party to determine the allocation of the purchase price to the assets acquired. Intangible assets are amortized over their estimated useful life ranging from 3 to 10 years. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill. We do, however, assess the recoverability of goodwill on at least an annual basis during our second quarter, or more frequently if circumstances suggest potential impairment. We completed our annual impairment testing during the second quarter of fiscal 2005. For each of our reporting units, we found that the estimated fair value exceeded the net book value of the unit and therefore impairment was not necessary.

However, the amount by which the estimated fair value exceeded the net book value was less than in previous years due to declines in operating earnings of our Pharmacy and Physician reporting units. If earnings do not recover as expected in each of these reporting units, we may face a write-down of goodwill in the future. To achieve the expected recovery in our Pharmacy unit, we must successfully introduce our EnterpriseRx pharmacy system and achieve reasonable market acceptance and sales, and we must continue to grow pharmacy network services revenue from claims transaction growth, achieve added penetration of value-added pre and post editing services, and have further success in selling informatics services to pharmacy customers. To achieve the expected recovery in our Physician unit operating earnings, we must see continued recovery in Physician system sales to our value-added reseller channel, which declined following our conversion to offering only cash terms to our resellers at the end of our fiscal year 2004, but which showed improvement in our fiscal second and third quarters.

Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances would include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. A potential sale of the Company is currently being conducted by our Board of Directors and management, which could lead to a reevaluation of our goodwill fair values before the next annual test of goodwill.

Goodwill by business is shown below:

(In thousands)	Goodwill as of February 25, 2005
Business
Hospital	$49,582
Pharmacy	231,365
Physician	43,210
Information Management	39,223

Total Goodwill	$363,380

There is a risk of impairment of goodwill in our Pharmacy business if our EnterpriseRx system does not achieve market acceptance, or if sales of legacy systems products decline faster than expected.

Restructuring and Other Charges

In the first nine months of fiscal year 2004, with the completion of the TechRx acquisition, we began a review of NDCHealth’s operations to identify opportunities for increased efficiencies. Consequently, in the first nine months of fiscal 2004, we recorded charges of $3.0 million for severance related costs, $0.1 million related to lease terminations, and $0.2 million related to impairment of a note receivable we received as partial payment for the sale of a non-core operation.

During the second quarter of fiscal 2005, in an effort to reduce costs and consolidate certain senior management positions within the organization, we terminated five positions. Eliminations of these positions will allow the Company to better align its resources with key opportunities and bring decision making closer to the customers. Of the $2.2 million incurred in the second quarter of fiscal 2005, $1.9 million was cash and $0.3 million was a non-cash charge in accordance with FASB Interpretation Number 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”).

During the third quarter of fiscal 2005, we continued our review of the entirety of NDCHealth’s operations to identify opportunities for increased efficiencies and profit improvement, which included an assessment of our organizational structure as well as our physical operating locations. As a result of this review, we reduced our workforce by 63 employees and closed three office locations. Of the $2.0 million charge related to these decisions incurred in the third quarter of fiscal 2005, $2.0 million was cash and less than $0.1 million was a non-cash charge in accordance with FIN 44.

	Three Months Ended
(In thousands)	February 25, 2005	February 27, 2004
		(As Restated)
By Expense Type:
Severance	$1,937	$—
Exit-related costs	89	—

Total	$2,026	$—

By Segment:
Network Services and Systems	$1,708	$—
Information Management	140	—
Other	178	—

Total	$2,026	$—

	Nine Months Ended
(In thousands)	February 25, 2005	February 27, 2004
		(As Restated)
By Expense Type:
Severance	$4,153	$2,698
Exit-related costs	89	147
Asset reserves	—	187
Acquisition related costs	—	265

Total	$4,242	$3,297

By Segment:
Network Services and Systems	$2,619	$1,426
Information Management	573	613
Other	1,050	1,258

Total	$4,242	$3,297

Operating Income

	Three Months Ended
	February 25, 2005	February 27, 2004	Change
(In thousands)		(As Restated)	Dollars	Percent
Operating Income:
Network Services and Systems	$8,853	$16,408	$(7,555)	(46.0)%
Information Management	5,186	6,364	(1,178)	(18.5)%
Pharmacy Benefit Services	394	164	230	140.2%
Other	(178)	—	(178)	n/m

Total Operating Income	$14,255	$22,936	$(8,681)	(37.8)%

	Nine Months Ended
	February 25, 2005	February 27, 2004	Change
(In thousands)		(As Restated)	Dollars	Percent
Operating Income:
Network Services and Systems	$17,645	$44,503	$(26,858)	(60.4)%
Information Management	12,737	18,896	(6,159)	(32.6)%
Pharmacy Benefit Services	881	995	(114)	(11.5)%
Other	(1,050)	(1,258)	208	(16.5)%

Total Operating Income	$30,213	$63,136	$(32,923)	(52.1)%

Operating Income in the Network Services and Systems segment decreased $7.6 million, or 46.0%, to $8.9 million in the third quarter of fiscal 2005 from $16.4 million in the third quarter of fiscal 2004. Operating Income in the Network Services and Systems segment decreased $26.9, or 60.4%, million to $17.6 million in the first nine months of fiscal 2005 from $44.5 million in the first nine months of fiscal 2004. The decrease in both periods was due to decreased Revenue, increases in COS, and increased Depreciation and Amortization, all as discussed above.

Operating Income in the Information Management segment decreased $1.2 million, or 18.5%, to $5.2 million in the third quarter of fiscal 2005 from $6.4 million in the third quarter of fiscal 2004. Operating Income in the Information Management segment decreased $6.2 million, or 32.6%, to $12.7 million in the first nine months of fiscal 2005 from $18.9 million in the first nine months of fiscal 2004. The decrease in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 was due to increased SG&A. The decrease in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 was due to increased data costs, increased SG&A, and increased Depreciation and Amortization, all as discussed above.

Operating Income in the Pharmacy Benefit Services segment increased $0.2 million, or 140.2%, to $0.4 million in the third quarter of fiscal 2005 from $0.2 million in the third quarter of fiscal 2004. Operating Income in the Pharmacy Benefit Services segment decreased $0.1 million, or 11.5%, to $0.9 million in the first nine months of fiscal 2005 from $1.0 million in the first nine months of fiscal 2004. The decrease in both periods was due to increased COS and SG&A expenses, reflecting expenses to add certain capabilities needed to continue to grow and to begin achieving economies of scale.

Operating Income in Other in the third quarter and first nine months of fiscal 2005 and in the first nine months of fiscal 2004 was related to Restructuring and Other Charges mentioned above that are not attributable to a specific segment.

Other Income (Expense)

	Three Months Ended
	February 25, 2005	February 27, 2004	Change
(In thousands)		(As Restated)	Dollars	Percent
Other Income (Expense)
Interest and Other Income	$112	$114	$(2)	(1.8)%
Interest and Other Expense	(6,281)	(6,720)	439	6.5%
Minority Interest in Earnings	(194)	(80)	(114)	(142.5)%

Total	$(6,363)	$(6,686)	$323	4.8%

	Nine Months Ended
	February 25, 2005	February 27, 2004	Change
(In thousands)		(As Restated)	Dollars	Percent
Other Income (Expense)
Interest and Other Income	$255	$371	$(116)	(31.3)%
Interest and Other Expense	(18,860)	(21,260)	2,400	11.3%
Minority Interest in Earnings	(437)	(498)	61	12.2%

Total	$(19,042)	$(21,387)	$2,345	11.0%

Interest and Other Income results primarily from interest earned in overnight money market funds.

Interest and Other Expense consists of interest expense, amortization of debt issuance costs and other miscellaneous non-operating expense. Interest and Other Expense decreased $0.4 million, or 6.5%, to $6.3 million in the third quarter of fiscal 2005 from $6.7 million in the third quarter of fiscal 2004. Interest and Other Expense decreased $2.4 million, or 11.3%, to $18.9 million in the first nine months of fiscal 2005 from $21.3 million in the first nine months of fiscal 2004. The decrease in both periods was due to lower interest expense as a result of lower average borrowings and increased capitalization of interest.

Minority Interest in Earnings results from our 49.5% controlling interest in our consolidated subsidiary engaged in providing Pharmacy Benefit Services and is driven by their profitability. When this subsidiary is profitable, we are required to share the profits and record a charge. When this subsidiary is not profitable, we share in the loss and record a benefit.

Provision for Income Taxes

Our estimated continuing effective tax rate in the first nine months of fiscal years 2005 and 2004 was 39.0% and 37.5%, respectively. The tax rate for the first nine months of fiscal 2005 was higher than the first nine months of fiscal 2004 due to our permanent book to tax differences being a larger percentage of our total tax expense because of lower income.

The Internal Revenue Service (“IRS”) is currently auditing our fiscal year 2001 consolidated federal income tax return. The primary issue is a worthless stock loss deduction claimed as a result of the divestiture of the Company’s management services business (“PHSS”). This deduction created a net operating loss which was used to offset most of the tax liability for fiscal years 2002 and 2003. In fiscal year 2001, we provided a tax contingency reserve of approximately 50% of the $25.0 million tax benefit claimed for the worthless stock loss deduction. We believe that our current reserve of the ultimate settlement of this issue is properly stated as of February 25, 2005. However, if the worthless stock loss and certain other issues are settled in the IRS’ favor, we estimate that we would incur an incremental tax expense of $12.8 million and would have to pay approximately $8.0 million of additional cash taxes, excluding interest and penalties. This expense, if incurred, would be reflected in the results from Discontinued Operations as PHSS was treated as a Discontinued Operation beginning in Fiscal 2000. We are unable to predict the timing or results of the completion of this audit.

Discontinued Operations

During the fourth fiscal quarter of 2004, NDCHealth’s management performed a review of our European businesses to determine alternatives to mitigate losses associated with these operations. As a result of this review, our Board of Directors authorized the disposition of our European businesses. Accordingly, our financial statements have been prepared with the net assets and liabilities, results of operations, and cash flows of these operations displayed separately as Discontinued Operations with all historical financial statements reclassified to conform to this presentation.

In the second quarter of fiscal 2005, we completed the sale of our United Kingdom operations, which resulted in a net gain of $1.7 million or $0.05 per share. We are also negotiating with interested buyers to sell the remaining portion of our European business, being the German operations.

The income from operations for the three months ended February 25, 2005 from the European businesses was less than $0.1 million. The loss from operations for the three months ended February 27, 2004 was $0.9 million, or $0.03 per share. The loss from operations for the European businesses was $0.4 million, or $0.01 per share for the nine months ended February 25, 2005. The loss from operations for the nine months ended February 27, 2004 was $2.7 million, or $0.08 per share.

In the first and second quarters of fiscal 2005, management determined NDCHealth would receive lower than previously expected total transaction proceeds for our German business based on current negotiations. As a result, the carrying value of this asset was reduced, which resulted in a loss due to Asset Valuation Adjustment for the nine months ended February 25, 2005 of $15.0 million or $0.42 per share.

The operating results of our Discontinued Operations are summarized as follows:

	Three Months Ended
(In thousands, except per share data)	February 25, 2005	February 27, 2004
Revenue	$4,168	$5,362
Operating Income (Loss)	$440	$(1,466)

Income (Loss) from Discontinued Operations	$27	$(946)

Diluted Earnings (Loss) per Share	$—	$(0.03)

	Nine Months Ended
(In thousands, except per share data)	February 25, 2005	February 27, 2004
Revenue	$14,389	$15,423
Operating Income (Loss)	$187	$(3,866)
Loss from Discontinued Operations:
Loss from Operations, net of Tax	$(445)	$(2,701)
Gain on Sale of UK Businesses	$1,702	$—
Asset Valuation Adjustment	$(14,965)	$—

Total Loss from Discontinued Operations	$(13,708)	$(2,701)

Diluted Earnings (Loss) per Share:
From Operations	$(0.01)	$(0.08)

Gain on Sale of UK Businesses	$0.05	$—

From Asset Valuation Adjustment	$(0.42)	$—

Total	$(0.38)	$(0.08)

The Net Loss from Discontinued Operations for the three months February 27, 2004 is net of a tax benefit of $0.3 million. The Net Loss from Discontinued Operations for the nine months ended February 25, 2005 and February 27, 2004 is net of a tax benefit of approximately $0.1 million and $1.0 million, respectively. The sale of both the Canadian pharmacy transaction business and the Pharmacy Benefit Services segment qualified these operations to be classified as discontinued operations in the fourth quarter of fiscal year 2005. Accordingly, in the Annual Report on Form 10-K for the fiscal year ended May 27, 2005, the Company’s historical financial statements will be reclassified to classify the net assets and liabilities, results of operations and cash flows for these two businesses as discontinued operations.

Liquidity and Capital Resources

Payments from our customers are our greatest source of liquidity. Additional sources of liquidity include our credit facility, financing under capital lease arrangements, vendor financing, and issuances of common stock and other instruments. The cash provided by these sources has a variety of uses. Most importantly, we must pay our employees and vendors for the services and materials they supply. Additional uses include capital equipment, development of additional products, investments in alliances, acquisitions, payment of taxes, extension of credit to our customers, repayment of debt, and other general funding of our day-to-day operations.

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

Net cash provided by operating activities was $17.3 million in the first nine months of fiscal 2005, a $52.5 million decrease from the $69.8 million of cash provided by operating activities in the first nine months of fiscal 2004.

Net cash provided by operating activities was negatively impacted by a reduction in the income from continuing operations adjusted for non-cash items and an increase in use of working capital. We used $35.0 million of working capital in the first nine months of fiscal 2005 compared to a use of $11.1 million in the first nine months of fiscal 2004. Significant differences between the first nine months of fiscal 2005 and the first nine months of fiscal 2004 are accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities, and deferred revenue. Collectively, these changes in working capital used $29.3 million of cash in the first nine months of fiscal 2005 and used $4.7 million of cash in the first nine months of fiscal 2004. Changes in working capital are the result of the timing of payments to our vendors and the timing difference between billing customers for services as required by their contracts and our recognition of related revenue. Accounts receivable provided $1.6 million of cash in the first nine months of fiscal 2005 and used $12.0 million of cash in the first nine months of fiscal 2004. Prepaid expenses and other assets provided $3.4 million of cash in the first nine months of fiscal 2005 and used $0.7 million of cash in the first nine months of fiscal 2004. Accounts payable and accrued liabilities used $6.8 million of cash in the first nine months of fiscal 2005 compared to providing $7.9 million in the first nine months of fiscal 2004. During fiscal 2005, we have made an effort to improve the working relationship with our vendors and we have reduced the number of days our payables remain outstanding. Deferred revenue used $27.6 million in the first nine months of fiscal 2005 compared to providing $0.1 million in the first nine months of fiscal 2004.

The nature of an information services business is such that it requires a substantial continuing investment in data, technology equipment and product development in order to expand the business. Creation of new and enhanced products is the engine of growth for NDCHealth and we continue to invest in our future growth through focus on product development. Historically we have also expanded our business through acquisitions and strategic investments in other businesses. The cash we use to expand our business is shown as net cash used in investing activities. Capital expenditures, which reflect our investment in equipment and product development such as capitalized software costs discussed above, were $25.4 million in the first nine months of fiscal 2005, including $17.5 million in capitalized software costs and $2.7 million in capitalized interest; and $32.3 million in the first nine months of fiscal 2004, including $23.3 million in capitalized software costs and $2.2 million in capitalized interest. Based on our actual capital spending through the first nine months of fiscal 2005, we expect total year spending for fiscal 2005 to be in the range of $33-$37 million.

We used $2.8 million of cash for other investing activities in the first nine months of fiscal 2005 primarily for payment of the annual premium of a Supplemental Executive Retirement Plan (“SERP”) for certain executives, all of whom are either retired or no longer with the Company, and for payment of other miscellaneous investments. During the first nine months of fiscal 2004 we used $6.4 million of cash for other investing activities, primarily the payment of transaction costs related to the completion of our acquisition of TechRx at the end of fiscal 2003 as well as payment of the annual SERP premium discussed above and for payment of other miscellaneous investments.

We currently have in place a $225 million Senior Credit Facility, consisting of a $100 million five-year revolving credit facility and a $125 million six-year term loan, and have $200 million in 10 1/2% senior subordinated notes due 2012 outstanding. As of February 25, 2005, the fair market value of the notes was approximately $204.5 million.

The Company’s delay in providing its financial statements to its senior lenders under its Senior Credit Facility and in filing its Quarterly Report on Form 10-Q for the quarter ended November 26, 2004 with the SEC as required by the indenture for its 10 1/2% Senior Subordinated Notes due 2012 constituted defaults under its Senior Credit Facility and Note indenture, respectively. On March 16, 2005, the Company secured conditional waivers from the requisite number of lenders under its Senior Credit Facility and the requisite number of holders of its Notes. On March 21, 2005, the Company satisfied the condition precedent to these waivers and the waivers remained effective. The Company expects to be in compliance with the Senior Credit Facility’s financial covenants for the next twelve months.

Mandatory prepayments are required 90 days following the end of each fiscal year beginning with fiscal year 2004. NDCHealth is obligated to prepay an aggregate principal amount of the loans, and cash collateralize any Letter of Credit obligations in an amount equal to: (i) 75% of excess cash flow for such fiscal year if the consolidated total leverage ratio is greater than 2.00:1.00 at the end of such fiscal year, and (ii) 50% of such excess cash flow for such fiscal year if the consolidated total leverage ratio is less than or equal to 2.00:1.00 at the end of the fiscal year. Each such prepayment shall be applied first to the term facility pro rata to the scheduled amortization payments until all are paid in full and second to the revolving credit facility. Under the mandatory prepayment agreement, a $28.0 million prepayment of the term loan was made on August 26, 2004. Proceeds from the sale of our United Kingdom operations were used to pay down $8.3 million of the term loan on October 29, 2004. As of February 25, 2005, $62.4 million was outstanding on the term loan and there was $48.5 million outstanding under the revolving credit facility. The Company made $15 million draws on the revolving credit facility on November 30, 2004 and February 28, 2005, and we made a $5 million repayment on December 31, 2004. Proceeds from the sale of our Canadian operations and our 49.5% ownership in HealthTrans LLC were used to pay down an additional $10 million of the term loan on March 18, 2005 and $8.8 million on March 29, 2005.

The $100 million revolving credit facility is available for working capital and general corporate purposes and has a variable interest rate based on market rates. On August 20, 2004, November 22, 2004, and February 23, 2005, the Senior Credit Facility was amended to relax certain covenants to provide us additional flexibility for fiscal year 2005. The Credit Facility contains certain financial and non-financial covenants.

We believe that our current level of cash on hand, future cash flows from operations, and our Senior Credit Facility are sufficient to meet our operating needs through fiscal 2006.

We believe that free cash flow, defined as net cash provided by operating activities less capital expenditures and dividends paid, is a meaningful measure of our ability to generate cash for reducing our level of senior debt. Free cash flow is not a Generally Accepted Accounting Principle (“GAAP”) measurement and may not be comparable to free cash flow reported by other companies. Free cash flow decreased to $(11.0) million in the first nine months of fiscal 2005 compared to $33.3 million in the first nine months of fiscal 2004 due to decreased Net cash provided by operating activities and partially offset by reduced Capital expenditures and Dividends paid in the first nine months of fiscal 2005.

	Nine Months Ended
	February 25, 2005	February 27, 2004
(In thousands)		(As Restated)
Net cash provided by operating activities	$17,302	$69,815
Capital expenditures	(25,429)	(32,282)
Dividends paid	(2,880)	(4,254)

Free cash flow	$(11,007)	$33,279

Stock activities provide us an additional source of liquidity. Stock activities are primarily related to the exercises of employee stock options and issues under the employee stock purchase plan. In the first nine months of fiscal 2005, issuance of shares of our common stock provided $0.5 million versus providing $8.4 million in the first nine months of fiscal 2004. Although the issuance of additional shares provides us with liquidity, it results in a dilution of each individual stockholder’s equity. Another use of cash is the payment of dividends which totaled $2.9 million in the first nine months of fiscal 2005 and $4.3 million in the first nine months of fiscal 2004. As previously disclosed, our delay in providing financial statements to our senior lenders under the Senior Credit Facility and in filing our Quarterly Report on Form 10-Q for the second fiscal quarter with the SEC as required by the indenture for our 10-1/2% Senior Subordinated Notes were defaults under the Senior Credit Facility and Note indenture, respectively. The payment of dividends by us was restricted as long as any default or event of default under these instruments continued. As a result of our filing of restated financial statements for prior periods and its quarterly report on Form 10-Q for the second fiscal quarter on March 21, 2005, and of our securing of appropriate waivers from our lenders under our Senior Credit Facility and its noteholders under its Note indenture, respectively, payment of dividends by us is no longer restricted. However, the Board of Directors determined on April 5, 2005 not to make up the dividend for the second fiscal quarter ended November 26, 2004 and to continue the suspension of its cash dividend in order to use available cash to reduce debt outstanding. See Note 12 of the Notes to Condensed Consolidated Financial Statements.

Discontinued Operations used $3.0 million of cash in the first nine months of fiscal 2005 and used $3.9 million in the first nine months of fiscal 2004. Cash used in the first nine months of fiscal 2005 was related to payments for renegotiated data contracts in Germany partially offset by proceeds from the sale of the United Kingdom business of $8.6 million.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS 123 (R), “Share-Based Payment,” (“SFAS 123(R)”) which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123 (R) requires that compensation cost relating to all share-based payment transactions, including grants of employee stock options, be recognized in the statement of operations based on their fair values after the effective date. Pro forma disclosure is no longer an alternative. SFAS 123 (R) is effective the first interim or annual reporting period that begins after June 15, 2005. NDCHealth expects to adopt SFAS 123 (R) on September 3, 2005, the start of our 2006 fiscal second quarter, and expects to apply the modified prospective method upon adoption. The modified prospective method requires companies to record compensation cost beginning with the effective date (a) based on the requirements of SFAS 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123 (R) that remain unvested on the effective date.

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

These forward-looking statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important risks and assumptions relating to the forward-looking statements include, without limitation: (1) our ability to expand in new and existing markets; (2) demand for our products and services; (3) the cost of product development; (4) the timely completion, market demand and acceptance of our new products; (5) competitive forces; (6) gains in market share; (7) industry conditions affecting our customers; (8) expected pricing levels; (9) expected growth of revenue and net income; (10) the timing and cost of planned capital expenditures; (11) the availability of capital to invest in business growth and expansion; (12) the timing of recognition of certain revenue; (13) access to data from suppliers; (14) the potential for information or network services interruptions; (15) adequate protection of proprietary technology; (16) unanticipated changes in accounting rules and/or interpretations; (17) complex state and federal regulations and their impact on the demand for information products or availability of certain data; (18) outcomes and cost of litigation and/or the SEC investigation; (19) expected proceeds from the disposition of certain assets; (20) our ability to maintain compliance with certain restrictive debt covenants; (21) our substantial indebtedness, which could adversely affect our financial condition, results of operations and liquidity; (22) our ability to comply with Sarbanes-Oxley; and (23) the potential sale of our company. Many of these risk factors and assumptions are beyond our ability to control or predict, and are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements included in later filings with the SEC.

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

ITEM 4—CONTROLS AND PROCEDURES

The Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported on a timely basis.

Based upon the evaluation the Chief Executive Officer and Chief Financial Officer of the Company determined that, for the reasons described below, the Company’s disclosure controls and procedures were not effective as of the end of the fiscal period covered by this report to give reasonable assurance in alerting it in a timely fashion to material information relating to NDCHealth that is required to be included in the reports that the Company files under the Exchange Act.

As previously disclosed in January 2005, we engaged in a review and analysis of practices regarding software exchanges in our Physician business and their impact on revenue recognition. Additionally, we have revised our revenue recognition practices for our Intelligent Health Repository (“IHR”) products within our Information Management segment. As a result of our efforts, we determined that Net Income should be adjusted. In addition, in reviewing our past practices, procedures and processes, we determined that there needed to be revisions to such practices, procedures and processes. In this regard, we concluded there were material weaknesses in our internal controls over revenue recognition and over the financial statement close process. We have taken, and continue to take, steps to rectify these matters.

Based upon our review and analysis, we determined that adjustments related to Physician software exchanges and Information Management revenue recognition should have been recorded. We also determined that the adjustment required a restatement of our financial results for each of the fiscal years ended May 28, 2004, May 30, 2003, and May 31, 2002, as well as our interim results for the quarter ended August 27, 2004, to reflect the impact of the adjustments on each of the periods presented.

In connection with the aforementioned review, we also determined that adjustments relating to other items should have been recorded. These adjustments are also reflected in the restatement of financial results described above.

Furthermore, on March 17, 2005 we received a material weakness letter from our Independent Registered Public Accounting Firm, Ernst & Young LLP, regarding these same issues.

To date, we have taken steps to improve our internal controls including the following:

•	Revised our practices in Physician services to terminate all software exchanges in policy and practice with our VARs except when both the purchase and associated exchange of products occur within the same fiscal quarter that a new software version is released;

•	Brought a new general manager and a new financial manager into our Physician unit;

•	Added resources to the corporate accounting department to allow for more thorough analysis and determination of appropriate revenue recognition and to improve the financial statement close process;

•	Enhanced our process for reviewing and monitoring sales contracts to properly develop revenue recognition;

•	Augmented review of these transactions to ensure adherence to our revenue recognition policies; and

•	Improved our process for documentation and review of significant accounting entries, including revenue recognition.

We intend to continue to monitor our internal controls, and if further improvements or enhancements are identified, we will take steps to implement such improvements or enhancements. In addition, the Company is undertaking a thorough review of its internal controls as part of the Company’s preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires the Company’s management to report on, and the Independent Registered Public Accounting Firm to attest to, the effectiveness of the Company’s internal control structure and procedures for financial reporting. The Company expects it will not be able to fully remediate these deficiencies by May 27, 2005, given the efforts needed to completely remediate the internal control material weaknesses associated with revenue recognition and the financial statement close process, as described above. Accordingly, the Company’s management would disclose such weaknesses in its report and will not be able to conclude that the Company’s internal control over financial reporting was effective at May 27, 2005. Similarly, the Company believes that such material weaknesses would be referenced in an adverse opinion on the effectiveness of internal controls over financial reporting from our Independent Registered Public Accounting Firm around internal controls. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Other than the changes identified above, there have been no changes to the Company’s internal controls over financial reporting that occurred since the beginning of the Company’s third quarter fiscal year 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

It should be noted that the design of any system of controls is based upon certain assumptions about the likelihood of future events, and there can be no assurance that such design will succeed in achieving its stated objective under all potential future conditions, regardless of how remote.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

Our Board of Directors has authorized the disposition of our European operations in Germany and the United Kingdom, which are recorded as discontinued operations. We completed the sale of our United Kingdom business operations during the second quarter of fiscal 2005. We currently provide pharmaceutical information services solutions to our European customers, pharmaceutical companies, through our German business. In this regard, we deliver the prescription data we receive from our data suppliers in a variety of products to our customers to assist them in operating their businesses. We deliver this prescription data to our customers in an electronic format. The specific electronic format within which such prescription data is actually delivered to such pharmaceutical companies in Germany is the subject matter of current litigation both before the European Commission and the German courts with IMS Health.

In the proceedings before the European Commission instituted by us on December 19, 2000, we are alleging that to the extent, and only to the extent, this format is copyrighted by IMS Health, the format constitutes an industry standard and an essential facility to competition and must be made available to competitors of IMS Health. We obtained a ruling from the European Commission ordering IMS Health to license its structure for organizing pharmaceutical sales data to us. However, subsequent to this decision, the Court of First Instance and later the European Court Of Justice (“ECJ”) stayed this decision pending a complete review of the underlying substantive matters. Those matters are still proceeding. Decisions by the German courts have mooted the pending European Commission actions and they have been terminated.

In proceedings before the German courts instituted by IMS Health on December 21, 2000, IMS Health has alleged copyright infringement against each of Pharma Intranet Information AG, or PI, the company from whom we purchased certain assets of our German business, and us, and we each have contested the validity of IMS Health’s alleged copyright. In these proceedings, IMS Health obtained an injunction from the Frankfurt Regional Court to prevent each of PI and us from distributing data in the contested format. On August 13, 2002, the Frankfurt Court of Appeals ruled in our favor by dismissing the preliminary injunction against our use of the industry standard data structure. This decision is final and is not subject to further appeal by IMS Health. On September 17, 2002 the Frankfurt Court of Appeals issued a judgment in the main proceedings against PI. While validating a copyright in the structure, the Court held that IMS Health has no standing to sue to enforce the copyright. The Court also determined that IMS Health does not own the copyright. The Court further denied IMS Health’s claims under the EU Database Directive for protection of the data structure involved. Finally, the Court found that PI breached the German Act Against Unfair Trade Practices (UGW) by reason of identically copying the data structure. We have not sold or used the data structure initially used by PI. We do not own PI and PI is no longer actively conducting business. The case against us remains pending before the Frankfurt Regional Court at this time. On April 29, 2004, and upon referral by the Frankfurt Regional Court on questions involving interpretations of European Competition laws, the European Court of Justice in Luxembourg found in favor of the Company, finding that if IMS Health holds a valid, enforceable copyright, then the Company should be entitled to a compulsory license from IMS Health to the extent it can demonstrate that it offers “a new product” in circumstances where IMS Health is “capable of eliminating all competition on the relevant market.” This clarification of law has been referred back to the Frankfurt Regional Court and is pending review.

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

A putative securities class-action, captioned Garfield v. NDCHealth Corporation, et al., is pending in the United States District Court for the Northern District of Georgia against NDCHealth and Messrs. Hoff, Hutto, Miller, Shenk, FitzGibbons and Adrean, as well as Ernst & Young. The complaint in that action generally alleges, among other things, that members of a purported class of stockholders who purchased common stock between August 21, 2002 and August 9, 2004 were damaged as a result of (i) improper revenue recognition practices in the Company’s physician business unit; (ii) the failure to timely write-down the Company’s investment in MedUnite; and (iii) the improper capitalization and amortization of costs associated with software development. The second amended complaint alleges that, as a result of such conduct, the Company’s previously issued financial statements were materially false and misleading, thereby causing the prices of the Company’s common stock to be inflated artificially. The second amended complaint asserts violations of Section 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and seeks unspecified monetary damages and other relief. On October 13, 2004, the Company and the individual defendants filed a motion to dismiss the second amended complaint. The motion is fully briefed and the parties are currently awaiting a decision by the court.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended February 25, 2005.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

The Company’s delay in providing its financial statements to its senior lenders under its Senior Credit Facility and in filing its Quarterly Report on Form 10-Q for the quarter ended November 26, 2004 with the SEC as required by the indenture for its 10½% Senior Subordinated Notes due 2012 constituted defaults under its Senior Credit Facility and Note indenture, respectively. On March 16, 2005, the Company secured conditional waivers from the requisite number of lenders under its Senior Credit Facility and the requisite number of holders of its Notes. On March 21, 2005, the Company satisfied the condition precedent to these waivers and the waivers remained effective. The Company expects to be in compliance with the Senior Credit Facility’s financial covenants for the next twelve months.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5—OTHER INFORMATION

None

ITEM 6—EXHIBITS

10(i)	Employment Agreement between Robert Kruger and the Registrant dated January 24, 2005.

10(ii)	Employment Agreement between G. Scott MacKenzie and the Registrant dated February 9, 2005.

31(i)	Exchange Act Rule 13a-14(a)/15d-14(a) Certification of Walter M. Hoff

31(ii)	Exchange Act Rule 13a-14(a)/15d-14(a) Certification of Lee Adrean

32	18 U.S.C. Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NDCHEALTH CORPORATION (Registrant)

By:	/s/ JAMES W. FITZGIBBONS
James W. FitzGibbons
Chief Accounting Officer
(Authorized Signing Officer and Principal Accounting Officer)

Date: April 6, 2005

INDEX TO EXHIBITS

Exhibit Numbers	Description

10(i)	Employment Agreement between Robert Kruger and the Registrant dated January 24, 2005.

10(ii)	Employment Agreement between G. Scott MacKenzie and the Registrant dated February 9, 2005.

10(iii)	Letter Amendment No. 7 to Credit Agreement dated as of November 26, 2002 by and among the Registrant, Merrill Lynch Capital, and the Lenders and agents from time to time party thereto (filed as exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated February 23, 2005, file No. 12392, and incorporated herein by reference).

31(i)	Exchange Act Rule 13a-14(a)/15d-14(a) Certification of Walter M. Hoff

31(ii)	Exchange Act Rule 13a-14(a)/15d-14(a) Certification of Lee Adrean

32	18 U.S.C. Section 1350 Certification