Form 10-K
period 2005-05-27
NDCHEALTH CORP
filed 2005-08-10
CIK 70033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 27, 2005

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $655,276,163 based upon the last reported sale price on The New York Stock Exchange on November 26, 2004 using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting and non-voting common equity owned by all directors and officers of the registrant, some of whom may not be held to be affiliates upon judicial determination.

The number of shares of the registrant’s common stock, par value $.125, outstanding as of August 5, 2005 was 36,203,812.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K
Portions of the Company’s Definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders	Part III

NDCHEALTH CORPORATION

2005 FORM 10-K ANNUAL REPORT

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

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

These forward-looking statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, without limitation, management’s assumptions with respect to the following matters, which represent risks associated with our business:

•	the potential sale of the company;

•	our ability to comply with the Sarbanes-Oxley Act of 2002;

•	demand for our products and services;

•	our ability to expand in new and existing markets;

•	the cost of product development;

•	the timely completion, market demand and acceptance of our new products;

•	competitive forces;

•	industry conditions affecting our customers;

•	expected pricing levels;

•	expected growth of revenue and net income;

•	access to data from suppliers;

•	complex state and federal regulations and their impact on the demand for information products or availability of certain data;

•	the timing and cost of planned capital expenditures;

•	the availability of capital to invest in business growth and expansion;

•	the timing of recognition of certain revenue;

•	the potential for information or network services interruptions;

•	adequate protection of proprietary technology and other intellectual property;

•	unanticipated changes in accounting rules and/or interpretations;

•	outcomes and cost of litigation and/or the Securities and Exchange Commission investigation;

•	our ability to maintain compliance with certain restrictive debt covenants; and

•	our substantial indebtedness, which could adversely affect our financial condition, results of operations and liquidity.

Many of these risk factors and assumptions are beyond our ability to control or predict. This list is not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the cautionary statements included in later filings with the SEC.

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on our current assumptions and expectations that may not prove to be valid. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update any of them in light of new information or future events.

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

General

NDCHealth Corporation is a Delaware corporation incorporated in 1967, and is a leading healthcare information solutions company that provides products and services to the major segments of the healthcare industry—pharmacies, hospitals, physicians, payers and pharmaceutical manufacturers.

On March 30, 2005 we announced that the NDCHealth Board of Directors voted to pursue the potential sale of the Company. With The Blackstone Group, L.P. and Goldman, Sachs & Co. acting as our financial advisors, we entered into a formal process with the objective of maximizing stockholder value over a reasonable period of time through a potential sale of NDCHealth. It is important to note, however, that there can be no assurance regarding the outcome of this process.

We are a leading provider of value-added electronic health information processing services, in terms of the number of electronic transactions processed. We are connected to over 90% of the retail pharmacy stores in the United States, more than 20% of the nation’s hospitals and over 1,000 healthcare payers. We also provide information services and solutions to more than 100 pharmaceutical manufacturers and have approximately 100,000 medical professionals using our practice management solutions. We believe that our connectivity and relationships across multiple segments of the healthcare industry position us to provide integrated information solutions to improve the efficiency and effectiveness of healthcare.

Our strategy starts with the fundamental transaction in healthcare’s revenue cycle—the submission of claims from providers to third-party payers through our NDCHealth Intelligent Network. From our network, where authorized by our customers, we capture the claim and related transaction information, combine that information with data we purchase, and create information solutions for pharmaceutical manufacturers and healthcare providers. Our information strategy is to continue to aggregate and integrate data from our processing network to create unique new products to build additional streams of revenue and expand margins.

We are currently executing a business strategy to evolve from a value-added intelligent network and information products provider to an integrated healthcare information solutions company. Our strategy is to continue to expand our markets and add new product and service applications as we offer our customers high quality, quantifiable value-added information solutions in healthcare. We seek to achieve this strategy by leveraging the assets of our four business segments—Pharmacy Services and Systems, Hospital Solutions, Physician Solutions and Information Management—and growing a sustainable business model with a consistent base of predictable, recurring revenue.

Over the last two years, we have undertaken efforts to streamline our company and focus on the four business segments we believe offer the greatest potential for growth. We implemented a number of actions, which included selling certain businesses, discontinuing particular underperforming products and eliminating overhead costs.

During the fourth quarter of fiscal 2004, NDCHealth’s management performed a review of our European businesses to determine alternatives to mitigate losses associated with these operations and allows us to focus on accelerating the roll out of new pharmacy and hospital solutions, integrating the acquired ArcLight business, and developing new information solutions for the pharmacy and pharmaceutical industries in the United States. As a result of this strategic review, our board of directors authorized the disposition of our European businesses. In the second quarter of fiscal 2005, we completed the sale of our United Kingdom operations, including NDCHealth Limited and NDCHealth Holdings UK Ltd. In June 2005, we completed the sale of our Germany operations.

During the first half of fiscal 2005, management implemented a strategy to dispose of certain North American assets to focus on the best U.S. market opportunities and to help reduce outstanding debt. In March 2005, we sold our 49.5% ownership interest in HealthTrans, which had comprised our entire Pharmacy Benefit Services business segment. In addition, in April 2005, we completed the sale of our Canadian pharmacy systems and claims processing services operations. Net cash proceeds from these transactions were used to reduce debt.

Following the sale of our ownership interest in HealthTrans, we are no longer operating in our former Pharmacy Benefit Services business segment. Given the current composition of our company following these dispositions, we are now reporting four segments, which are: Pharmacy Services and Systems, Hospital Solutions, Physician Solutions and Information Management.

The NDCHealth Intelligent Network is the cornerstone of our Pharmacy Services and Systems and Hospital Solutions segments and transmits information from pharmacies and hospitals to third party payers for reimbursement. These payers include private insurance carriers, managed care organizations, pharmacy benefit managers (“PBMs”) and government agencies. We offer to our pharmacy customers transaction processes such as claims submission, customized validation and proprietary message editing, eligibility verification, remittance advice, prescription ordering, and refill authorization. We are strengthening our position in the point-of-service prescription fulfillment area with the recent introduction of our NDC PharmacyRx™, which is priced on a per transaction basis and NDC EnterpriseRx™ lines of system solutions, which are being sold using either a license plus maintenance basis or a monthly per store fee, a transaction pricing model designed to create a recurring revenue stream.

We also offer claims processing and claims editing services to hospitals and larger providers, which serves to increase claims acceptance rates by payers of hospital claims and assists hospital management in improving cash flow and reducing accounts receivable. NDC ePREMIS®, our next-generation revenue cycle management solution set launched in late fiscal 2003, expands the functionality of our provider claims management system, and creates a platform upon which new applications can be built. Using Internet technology, this offering provides a path to upgrade our existing customer base which, combined with the customers already converted to our new NDC ePREMIS Claims Management Solutions, is approximately 1,800 hospital and large provider facilities. Similar to our pharmacy offerings, the new workflow features of NDC ePREMIS yield greater efficiency and better workload balancing. NDC ePREMIS can also be integrated into hospital information systems provided by various major companies which allows us to further extend our market reach.

In our Physician Solutions segment, we focus on a niche in the one-to-two physician practice group market, and we believe currently have a 40% share of this market with approximately 63,000 medical practices using our physician office management software solutions. Physicians’ offices utilize our software and systems to handle patient scheduling and billing, and to manage their accounts receivable. Because of the relative lack of connectivity in small physician offices, we believe these customers represent a unique opportunity for expanded electronic claims processing and electronic prescription (“e-prescribing”) services. These electronic connections assist our customers in improving their cash flow, provide an important communication channel between payers and physicians, and improve patient safety and care. We have already connected systems for more than 16,000 physicians to a third party on-line network to process claims or write prescriptions using an electronic data interchange (“EDI”) network.

Our pharmacy, hospital, and physician system solutions are the entry and exit points for information to and from our NDCHealth Intelligent Network. Through our network, we are partnering with our customers to improve financial and operational efficiency and effectiveness. Some examples include: real time eligibility verification, drug formulary and inventory management, and facilitation of prompt payment.

Our Information Management segment provides innovative information and decision support solutions enabling pharmaceutical manufacturers to better evaluate and optimize their performance and develop strategies for improved marketing, sales, and managed care rebate spending. We collect data from retail pharmacies, physicians, hospitals, drug wholesalers, our NDCHealth Intelligent Network, third party networks and manufacturers to give our customers a complete source of information with which to answer their business questions. We also offer solutions from our NDCHealth Intelligent Health Repository™, an integrated diagnosis-to-drug linked longitudinal database of healthcare claims information utilized for segmentation, targeting, compensation and market research analysis.

We transform these large volumes of drug sales data, prescribing physician data and de-identified patient data into information solutions that help our customers optimize their promotional and managed care expenditures.

Our business generates revenue consisting of transaction processing fees, maintenance and support fees, information management subscription fees and single-use service sales, consulting services and software license revenue. Our applications help customers better manage their revenue cycle and accelerate cash flow, reduce overhead costs, react quickly to changing market conditions, improve business operations and streamline administrative processes.

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

On December 31, 2003, we acquired the continuing operations of ArcLight Systems LLC (“ArcLight”), an information management company owned by a major wholesale drug distribution company, Cardinal Health, Inc., and a number of major retail pharmacy chains, including Albertson’s Inc., CVS Corporation, Kmart Corporation and Wal-Mart Stores, Inc. We acquired fixed assets and employees and obtained a seven year exclusive license to certain of its assets. The purchase price included 381,098 shares of unregistered NDCHealth common stock with a market value as of the date of issuance of $10.0 million and a five-year warrant to purchase an additional 381,098 shares of NDCHealth common stock at an exercise price of $26.24 per share with an estimated value as of the date of issuance using the Black-Scholes option pricing model of $4.4 million. The assumptions used in estimating the warrant’s value were a risk-free interest rate of 3.3%, an expected dividend yield of 0.6%, an expected life of five years, and expected volatility of 48%.

The acquisition required the recording of transaction and lease termination costs totaling $3.1 million and a $0.7 million receivable for future cash payments from the remaining ArcLight business to NDCHealth relating to a previous agreement between the two parties. The owners of ArcLight made a transition payment of $2.0 million to NDCHealth at closing. The transition payment resulted in a reduction in the consideration we paid for ArcLight’s business.

Additionally, we will pay ArcLight royalties on our future sales of products utilizing ArcLight data and the agreement to use certain data may be extended for three additional years if certain business objectives are met. If the agreement is extended for an additional three years, then the owners of ArcLight will have the option to receive an additional $10.0 million in either cash or NDCHealth common stock.

In April 2004, we acquired McKesson Corporation’s OmniLinkSM pre- and post-editing (PPE) assets and customer base for pharmacy claims processing and editing for approximately $14.0 million in cash. In connection with the transaction, we signed an agreement to form a strategic alliance with McKesson’s pharmacy systems company that will enhance our offering of value-added transactions services to pharmacies. We are jointly marketing our NDC Pre & Post Editing Service solutions to the McKesson Pharmacy Systems customer base. At the time of this asset purchase, we added more than 2,000 OmniLink store locations to our existing base of more than 30,000 pharmacies using our PPE services.

For additional information regarding our acquisitions, please see Note 3—Business Acquisitions and Investments in the Notes to the Consolidated Financial Statements.

Products, Services and Distribution Channels

All of our products are designed to be compliant with the U.S. government’s Health Insurance Portability and Accountability Act, or HIPAA, regulations.

We are now reporting our financial and operating results in four business segments: Pharmacy Services and Systems, Hospital Solutions, Physician Solutions and Information Management.

(Dollars in millions)	2005		2004		2003
Revenue:
Pharmacy Services and Systems	$128.7	33%	$130.4	33%	$130.2	32%
Hospital Solutions	64.3	17%	67.1	17%	69.1	17%
Physician Solutions	32.5	8%	39.6	10%	44.2	11%
Information Management	162.1	42%	158.7	40%	157.2	39%

	$387.6	100%	$395.8	100%	$400.7	100%

Additional financial information about our segments and geographic areas can be found in Note 13—Segment Information in the Notes to Consolidated Financial Statements.

Pharmacy Services and Systems

We believe our NDCHealth Intelligent Network and point-of-service systems offer opportunities to streamline our customers’ workflow, improve their cash flow, and provide real-time information to help providers better manage their businesses. Our NDCHealth Intelligent Network connects pharmacies to more than 1,000 third-party payers or benefit plans, using real-time online connectivity.

NDCHealth focuses on the fundamental transaction in healthcare’s revenue cycle—the submission of electronic healthcare claims from providers (pharmacies, hospitals and physicians) to third-party payers (commercial insurers, Medicare and Medicaid). Through the NDCHealth Intelligent Network, we process 5.7 billion transactions (1,475 transactions per second) including 3.2 billion pharmacy claims annually, more than any other company in America. We treat healthcare claims as mission critical transactions that keep healthcare dollars flowing. We believe that the NDCHealth Intelligent Network is the most reliable electronic healthcare transaction network available in the U.S., with more than 99.9% up-time. It is a single point of access, ensuring transactions are routed quickly and reliably to help pharmacies, hospitals and physician offices streamline internal operations and increase productivity 24 hours a day, 365 days a year.

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

We believe that the growing acceptance of healthcare technology and the need to speed payment, while reducing costs and improving the quality of care, will result in an increase in the number and types of electronic healthcare transactions. Many of the new transaction types may have broad impact across the healthcare continuum. For example, new solutions such as electronic prescriptions can create new information management needs and directly impact the way physicians, hospitals, pharmacies and payers practice and do business. Other examples include electronic referrals by physicians to hospitals and the increased use of electronically available medical data by physicians, hospitals and other providers to satisfy new types of healthcare information needs.

We believe NDCHealth is the foremost “total pharmacy solutions vendor” in the U.S. with more than 90% of pharmacies relying upon our network for either our efficient prescription claims processing or pre & post editing services. State-of-the-art pharmacy management systems, decision support, and customer loyalty solutions complement our Network services. NDCHealth Pharmacy solutions address all of the major processes that impact the operational efficiency, cash flow and revenue of chain, independent, mail order and specialty pharmacies. In order to compete effectively in today’s market, retail pharmacies must provide the convenience of the traditional store, the cost effectiveness of mail order and the interpersonal relationships required by the consumer. Through our partnerships with chain and independent pharmacies, we understand the demands that are placed on retail pharmacies and we provide solutions to reduce cost and optimize efficiency for all dispensing alternatives. Our pharmacy management systems, including NDC PharmacyRx™, NDC EnterpriseRx™, and NDC MailRx™, help optimize prescription processing and our Retail Insight suite of products provides critical, actionable, analytical information needed to develop and implement business growth strategies and positively influence the pharmacy’s bottom line.

As part of the Medicare Modernization Act of 2003, Medicare beneficiaries will begin to receive their prescription drugs under the new benefit starting January 1, 2006. In May 2005, the Centers for Medicare & Medicaid Services (CMS) awarded NDCHealth a one-year contract with three potential one-year extensions to provide the network services as part of a system for calculating beneficiaries’ True Out-Of-Pocket (TrOOP) costs. This contract requires us to provide routing of claims for benefits paid by supplemental insurance payers other than Medicare back to the prescription drug plans to ensure that what seniors pay at pharmacy counters takes into account the out-of-pocket payments and the proper level of their Medicare coverage. In addition, CMS has contracted NDCHealth to be the primary facilitator for Medicare Part D enrollee benefit eligibility, which will allow retail pharmacies to electronically check primary and supplemental coverage for approximately eight million seniors who have not received their new coverage information.

We believe we are positioned to take advantage of these opportunities. Accordingly, we expect future growth opportunities through helping to further automate our existing customers. We also expect transactions to increase as the population ages and use of electronic transmission for both existing and new transaction sets grows. We have developed and continue to expand distribution channels for our solutions through our direct sales force, alliances, value-added resellers and direct mail.

Our primary competitors in providing Pharmacy Services and Systems solutions are providers’ own in-house solutions, Emdeon Corporation, eRx Network, PDX, Inc., QS/1Data Systems and numerous smaller regional companies.

Our pharmacy offerings allow our customers to increase the accuracy and efficiency of claims management, to enhance the accuracy of reimbursements thereby reducing costs, to understand and react quickly to changing market conditions, to improve productivity and management of pharmacy operations, and to gain valuable insight into revenue management and profit improvement. Our pharmacy solutions are available to independent, regional and national chain and mail-order pharmacies, and include:

Service Solutions

•	NDCHealth Intelligent Network processes real-time pharmacy transactions for claims and eligibility efficiency and provides access to more than 1,000 payers.

•	NDC Pre & Post Editing performs real-time validation and data management of pharmacy claim submission data to minimize claim submission errors and ensure accurate claims reimbursement.

•	NDC PPE+ for CommunityRx provides a systematic review of community pharmacy claims before and after they are submitted. Using a variety of financial and clinical edits, PPE+ helps pharmacies maximize claim reimbursement, minimize submission errors and can help prevent prescription errors.

•	NDC RxSafety Advisor® helps pharmacies manage prescription safety by checking for preventable mistakes during the dispensing process such as look-alike/sound-alike drug pairs, typical/atypical dosing logic, pediatric and geriatric dose screening. (U.S. patent pending).

•	ProviderPay® is an automated solution of the entire revenue cycle providing next-day funding of third-party claims, online funding reconciliation services, and account aging by payer. (Provider Pay is a registered trade mark of P5 E. Health Services, Inc.)

•	NDC Electronic Prescription Service is a web-based service that facilitates pharmacy and physician communications for electronic prescription orders and refill authorizations, allowing pharmacies to better manage workflow, check for drug interactions, validate prescriptions and make refill requests quickly and easily.

Decision Support Solutions

•	NDC Retail Insight provides actionable analysis that combines our customers’ data with market data to create information that identifies and quantifies specific opportunities to increase revenue, margin and cash flow.

•	NDC Prescriber Data Management Services provide a single-source solution for keeping practitioner profile data accurate and up to date.

•	PharmacyAide is a suite of pharmacy management services using a combination of customer and NDCHealth data delivered through our consulting partner.

•	AWP Resubmission Services enables pharmacies to capture claims reimbursement dollars that were not properly reimbursed by third party payers, by identifying, reversing and resubmitting third-party claims where the average wholesale price (“AWP”) has increased and the claim was paid using the old AWP in the reimbursement calculation. (U.S. patent pending)

•	Compliance and PersistencyRx is a patient-centered program that provides education about drug, disease and lifestyle issues improving patient adherence to prescribed long-term pharmaceutical therapies. The objective is to maximize patient adherence to chronic medications, optimize patients understanding of their medication, and reduce overall healthcare costs associated with non-compliance.

Systems Solutions

•	NDC EnterpriseRx is a next generation pharmacy management solution designed to help regional and national chain pharmacies marshal resources across the entire enterprise—corporate headquarters, retail stores, central fill, processing and mail order facilities—to enable standardization of business processes and economies of scale. NDC EnterpriseRx will allow pharmacies to accept prescriptions from multiple sources, process them wherever they choose, and meet customer preferences for script receipt. This integrated approach will help to improve customer service and, allows for more efficient use of resources and better quality control. With timely access to enterprise-wide data, pharmacies will be able to make more informed decisions that will increase efficiencies, improve margins and enable more effective expansion. The software will address the challenges facing the pharmacy industry today—dramatic growth in prescription volume, pronounced pharmacist shortage, lower profit margins on prescriptions, increased patient demand for service, and increased competition for customers. Our software will allow a pharmacy to fill more prescriptions with the same number of pharmacists, integrate all pharmacy applications into one central system with a single source of customer files, and retain current customer base while increasing market share.

•	NDC PharmacyRx is a low-cost network-based pharmacy solution specifically designed to meet the needs of community pharmacists; it automates the prescription fulfillment process and provide connectivity to our Intelligent Network for independent and small chain pharmacies. Included in the NDC PharmacyRx package are third-party claims transmissions via the NDCHealth Intelligent Network, NDC Pre and Post Editing, software and upgrades, centralized prescriber and product pricing data, automated data backup and storage, digital signature capture, POS interface and a variety of reports.

•	NDC MailRx is a comprehensive, computer-based order processing and fulfillment system for high-volume, mail order, central fill, and specialty pharmacies that provides automation, configuration and integration, allowing a seamless workflow from order creation to customer delivery. This sophisticated and efficient system minimizes the need for time-consuming human intervention, while at the same time providing users with comprehensive patient and drug information to ensure high quality service.

•	Point of Sale is a low-cost, comprehensive, easy-to-use point of sale solution. This Windows-based, scalable register interfaces with a variety of systems and can accommodate multiple stores. It can handle UPC and prescription bar codes and offers full audit trail capabilities.

More than 90% of the pharmacies in North America are connected to our Intelligent Network, totaling approximately 50,000 chain, independent, mail order, managed care and institutional outlets.

Our pharmacy solutions are currently offered through our direct sales force and alliances. As a provider of pharmacy solutions, we compete with in-house capabilities as well as with many other vendors, including PDX, Inc. and QS/1 Data Systems. Based on the number of pharmacies served, we believe that we are the largest provider of pharmacy systems and transaction processing solutions in the United States.

Hospital Solutions

We have approximately 1,800 hospital and large provider customers. As an established industry leader in revenue cycle management, we offer our customers software and service solutions that provide workflow management offerings and support for many different transactions. NDC ePREMIS solutions deliver comprehensive revenue cycle management tools for hospitals and other healthcare facilities that enable the exchange of critical information throughout the continuum of care to accelerate cash flow, reduce costs, and improve productivity for our customers. Our hospital solution set, NDC ePREMIS, provides tools to allow our customers to manage the claims and remittance process, accelerate and improve cash flow, reduce bad debt, track accounts receivable and costs, and improve productivity. We offer world-class service and support professionals to help our customers maximize the benefits they receive from our solutions. Our hospital and healthcare facility offerings include:

•	NDC ePREMIS Claims Management—A workflow-oriented, HIPAA-ready, all-payer claims management system with industry-leading editing capabilities. This next generation solution provides our customers with internet-based or hosted options, claims status, denial management reporting, improved editing capabilities, enhanced workflow, user managed routine maintenance, and real-time claims submission to the Medicare online system.

•	NDC ePREMIS Xchange—An internet-based, HIPAA-ready, claims validation and delivery solution.

•	NDC ePREMIS Remittance Management—A process that automates the capture of all third-party payment information from the payer, and is available in interactive, batch or file transfer versions.

•	NDC ePREMIS Verification Management Powered by Quovadx, Inc.—An EDI platform to manage a full set of HIPAA-ready transactions such as eligibility verification, referrals/authorizations and pre-certifications, claims status and credit/identity checking. The solution, available as browser-based or integrated with a customer’s patient accounting system, offers the ability to route transactions through a clearinghouse or direct to payers.

•	NDCePREMIS Medical Necessity Powered by 3M Health Information Systems—A solution that helps determine financial responsibility and ensure that healthcare providers meet Medicare medical necessity checking and compliance through the utilization of a combination of integrated content and application solutions. Medical Necessity is included with NDC ePREMIS Claims Management, and is also available as a browser-based module or integrated into NDC PREMIS or a customer’s patient accounting system.

•	NDC ePREMIS MedPrint Statements—A service that provides high volume, high speed generation of statements, past due notices, collection letters and final notices. This service is available with internet-based capabilities that include a patient payment portal and online statement viewing and tracking.

We compete with many companies in offering hospital revenue cycle management solutions, including CareMedic, Emdeon Corporation, McKesson, Per-Se Technologies, SSI Group, XactiMed and other national and regional providers. We believe that we are among the largest providers of network transaction solutions to hospitals in North America in terms of number of hospitals. Our hospital solutions are offered in the United States through our direct sales force as well as through multiple strategic alliances such as with Siemens Medical Solutions and Achieve Healthcare Technologies.

Physician Solutions

We provide small-office physicians with the resources necessary to streamline billing and other internal processes such as scheduling, increasing productivity and optimizing accurate reimbursement. We offer our physician customers enhanced practice management capabilities, electronic commerce solutions, and interactive training. Our physician solutions include:

•	NDCMediSoft™ is practice management software that facilitates patient appointment scheduling, claim form printing, tracking of insurance claims, and assures accurate patient demographic information. NDCMediSoft also provides simplified patient billing and patient accounts receivable reporting.

•	NDCLytec™ helps physicians streamline their practice management tasks, allowing physicians to efficiently manage accounts receivable, as well as track authorizations and inventory. Other practice management enhancing features include electronic or paper claims submission, appointment scheduling, management of referrals, and a selection of more than 25 reports.

•	NDCConcept™ is a Microsoft Windows NT based practice management system providing complete scheduling, patient demographics, electronic billing and accounts receivable in a Windows environment.

•	NDCHealth Transaction Solutions allow NDCMedisoft, NDCLytec and NDCConcept customers to transmit electronic claims to payers, process patient statements, write and submit electronic prescriptions. These and other electronic commerce services offered by NDCHealth are designed to automate processes and improve the business of healthcare.

Our physician solutions are offered in the United States through value-added resellers, our direct telephone sales force, and alliance partners. Our major competitors in providing physician solutions are Emdeon Corporation, Misys plc, VitalWorks, Inc., and numerous smaller competitors.

Information Management

We provide innovative information and decision support solutions enabling pharmaceutical manufacturers to optimize performance and evaluate strategies for improved marketing, sales, and managed care spending. We collect data from retail pharmacies, physicians, hospitals, drug wholesalers, our NDCHealth Intelligent Network and pharmaceutical manufacturers to give our customers a complete source of information with which to answer their business questions and on which to base their business decisions.

Our sales targeting and compensation solutions empower pharmaceutical manufacturers to be more competitive and efficient and help them determine how to design fewer but more productive sales activities. We offer a suite of products and services to monitor sales force performance; provide information and decision support tools for sales compensation, sales force sizing and alignment; and improve sales detailing effectiveness through more accurate physician demographic information. Our products and services in this segment are offered for the United States and may be delivered to customers in a variety of media, including electronically via file transfer protocol, e-mail, CD-ROM or magnetic tape, and paper reports.

Our sales targeting and compensation offerings include:

•	NDC Territory Manager is our projected zip code-level prescription information service designed as a sales performance measurement tool. NDC Territory Manager is designed to report projected prescriber-linked retail prescription data for specific customer-defined markets and sales force alignments.

•	NDC Sales & Marketing Analyzer is a web-enabled decision-support tool enabling detailed analysis of sales, marketing and managed care performance by customer-defined products and markets.

•	NDC Hospital Outflow provides information needed to measure and understand how prescribing practices impact a pharmaceutical manufacturer’s retail prescription sales.

•	The NDC Pharmaceutical Audit Suite (PHAST) allows healthcare market researchers and executives to view the most complete and timely source of pharmaceutical sales information across all therapeutic areas, geographies, classes of trade and manufacturers. PHAST is used for determining new market licensing, acquisition and R&D opportunities, evaluating co-promoting effectiveness, forecasting, and tracking new product launches.

•	NDC LaunchTrac reports weekly prescribing activity for newly launched pharmaceutical products, line extensions and existing products.

•	NDC Prescriber allows pharmaceutical manufacturers to identify, understand and target high-potential prescribers by using this projected prescriber-level prescription database.

•	NDC Non-Retail is a comprehensive source of detailed, customizable non-retail sales information.

•	NDC Practitioner ID and Consensus and NDC Linkmaster help pharmaceutical manufacturers maximize the effectiveness of sales call files by providing accurate up-to-date call file information to verify prescribers’ demographic information and validate names, registration numbers, and address information.

•	NDC Practitioner Validation Service (PVS) validates whether a practitioner is eligible to receive samples in accordance with the Prescription Drug Marketing Act (PDMA).

Our Managed Care Solutions use prescription information in order to target prescribers by their plan affiliations and monitor product utilization among health plan providers. Offerings include:

•	NDC Payer Suite offers pharmaceutical manufacturers the information needed to more accurately target and measure performance and compensation by understanding the growing impact of managed care plans on prescribing behavior. The Payer Suite offers three distinct views of managed care influence. NDC Payer Prescriber identifies the most valuable prescribers by method of payment, NDC Payer Organization measures prescription volume for individual managed care plans, and NDC Payer Geographic identifies the most valuable/important sales territories by method of payment.

•	NDC Managed Care Analyzer is a web-enabled analysis and decision-support tool that provides multiple levels of information on prescription activity among third-party payers for pharmaceutical manufacturers to deploy sales resources or devise strategies and track plan performance.

•	NDC Managed Care Rx Navigator is a comprehensive software tool providing plan level prescription and targeting information in a user-friendly format.

Our Intelligent Health Repository provides information, advanced analytical solutions and industry expertise in the form of Outcomes Research, Patient Studies, Forecasting and ad-hoc reporting to help sales and marketing professionals transform market data into successful marketing strategies:

•	Patient Studies give researchers insight into patient behavior through de-identified, encrypted patient-linked longitudinal data, allowing manufacturers to understand the dynamics of patient compliance, persistency, product switching, patient share and counts as well as measuring the impact of direct to consumer (DTC) campaigns on patient use.

•	Outcomes Research provides customized research studies for providing a competitive advantage by investigating a wide range of disease treatment information through managed care, physician, and hospital claims data.

We provide information management solutions to more than 100 pharmaceutical manufacturers. Our information solutions are offered in the United States. Our primary competition in providing these solutions includes IMS Health, Verispan and a number of smaller companies providing managed care consulting or other analytical products.

Operations and Systems Infrastructure

We operate multiple data and customer support facilities with primary sites located in Atlanta, Georgia; Phoenix and Gilbert, Arizona; Tulsa, Oklahoma; Pittsburgh, Pennsylvania; and Vancouver, British Columbia, Canada. During fiscal 2005, we focused on leveraging technology to reduce operating costs, expanding business continuity operations to ensure reliable services, and enhancing security of our networks consistent with HIPAA mandates.

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

We use numerous trademarks, trade names and service marks to identify our products and services, including without limitation NDC®, NDCHealth®, NDCHealth Information Services®, NDC PREMIS®, NDC ePREMIS™, NDCLytec®, NDCMedisoft®, NDCConcept™, NDC PharmacyRx™, NDC EnterpriseRx™, National Community Pharmacy Network® and NCPN®. In addition, we have a number of pending patent applications covering certain of our network and systems technologies. While patents will, if granted, provide certain protections for our intellectual property, our success depends more on our ability to further develop, enhance and modify our current products and services.

If we were unable to protect our trademarks, patents and other intellectual property adequately, this could have a material adverse effect on our business and hurt us in maintaining our existing brands and establishing new ones. The steps we have taken to protect our proprietary rights may not be adequate. Third parties may infringe upon or misappropriate our marks, patents and similar proprietary rights. In the future, litigation may be necessary to enforce and protect our trademarks, patents and other intellectual property rights. Litigation would divert management resources and be expensive and may not effectively protect our intellectual property.

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

Research and Development

During fiscal 2005, 2004 and 2003, we expended $41.4 million, $42.2 million, and $36.8 million, respectively, on activities relating to the development and improvement of new and existing products and services.

We capitalize the cost of developing software held for sale to our customers as well as software used internally to provide services to our customers. In accordance with Statement of Financial Accounting Standard No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” and Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” capitalization of costs begins when technological feasibility has been established, or during the application development phase, respectively, and ends when the product is available for general release to customers or the internal asset has been placed in service. In accordance with these standards, approximately $23.0 million, $30.6 million, and $29.8 million of our total development costs were capitalized in fiscal 2005, 2004 and 2003, respectively. Our current focus is developing new products such as NDC EnterpriseRx, NDC MailRx, and our Intelligent Health Repository and ArcLight-related information products.

Employees

On May 27, 2005, we had approximately 1,500 employees. Many of our employees are professionals and are highly skilled in technical areas specific to the healthcare industry, and we believe that our current and future operations depend substantially on retaining such employees. Our employees are not represented by any labor union and we believe our employee relations are good. We are committed to sustaining a workplace that enables all employees to contribute their full skills, talents, and knowledge toward Company goals.

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

Name	Business Experience	Age
Walter M. Hoff	Chairman of the Board of Directors of NDCHealth since October 2002; Chief Executive Officer of NDCHealth since February 2001; President of NDCHealth from February 2001 to March 2004; Chief Executive Officer of NDCHealth Information Services from August 1998 to January 2001.	52

Lee Adrean	Executive Vice President and Chief Financial Officer of NDCHealth since May 2004; Chief Financial Officer of EarthLink, Inc from 2000 to 2004; Executive Vice President and Chief Financial Officer of First Data Corporation from 1995 to 2000.	53

Charlene Crusoe-Ingram	Executive Vice President—Human Resources of NDCHealth since October 2004; Corporate Vice President of Global Diversity & Strategy, The Coca Cola Company from October 2003 to September 2004; Senior Vice President of Organization and People Development, Coca Cola (North America) from 2000 to October 2003	55

Randolph L.M. Hutto	Executive Vice President, General Counsel and Secretary of NDCHealth since May 2004; Executive Vice President and Chief Financial Officer of NDCHealth from November 2000 to May 2004; Executive Vice President and General Counsel of Per-Se Technologies, Inc. from 1997 to 2000.	56

Robert Kruger	Chief Technology Officer of NDCHealth since January 2005; Senior Vice President, product development and chief technology officer of Citrix Systems, Inc. from 2001 through 2004; various management positions from 1998 through 2001 with BMC Software, most recently as Vice President and general manager of eBusiness solutions.	52

James W. FitzGibbons	Vice President—Finance, and Chief Accounting Officer of NDCHealth since January 2004; Vice President and Controller of McKesson Information Solutions, a division of McKesson Corporation, from July 1999 to December 2003; various financial management positions from September 1995 to March 1999 with Per-Se Technologies, Inc., most recently as Vice President, Controller and Chief Accounting Officer.	36

Item 2. PROPERTIES

Our corporate headquarters is located at NDC Plaza in Atlanta, Georgia. We own and occupy a two building campus with a total of 202,000 square feet. There is no outstanding debt on the facility.

Additionally, we lease facilities in four primary locations. In the Pharmacy Services and Systems, Hospital Solutions and Physician Solutions Segments: Gilbert, Arizona; Tulsa, Oklahoma; Pittsburgh, Pennsylvania; and in the Information Management segment: Phoenix, Arizona. We also lease 10 sales and support offices throughout the US and one in Canada.

We believe that our properties are suitable and adequate for our business as presently conducted. See Note 11—Debt and Lease Obligations in the Notes to the Consolidated Financial Statements for more information about leased properties.

Item 3. LEGAL PROCEEDINGS

We have sold our European operations in Germany and the United Kingdom, which are now recorded as discontinued operations. Through these entities that have now been sold, we had been engaged in litigation since 2000 with IMS Health before the European Commission and the European Court of Justice and in the German courts. With the sale of our interests in the entities involved in this litigation, the Company is no longer involved.

On October 14, 2003, we filed suit in the 96th Judicial District Court, Tarrant County, Texas, against 1-Rex, Inc., FDS, Inc., Healthcare Computer Corporation, Freedom Drug Stores, Inc., Freedom Data Services, Inc. and William Rex Akers (collectively the “Defendants”) for breach of contract, misappropriation of trade secrets, fraud, and negligent misrepresentation, seeking unspecified damages for Defendants’ wrongful conduct. On March 5, 2004, Defendants filed a counterclaim against us, asserting claims for tortious interference with a prospective contract, violations of Section 15.05(b) of the Texas Business and Commerce Code, civil conspiracy, and seeking a declaratory judgment in connection with various claims made by us. On August 4, 2005, the parties agreed to settle all claims between them. The terms of the settlement are confidential.

A putative securities class-action, captioned Garfield v. NDCHealth Corporation, et al., was filed in the United States District Court for the Northern District of Georgia against NDCHealth and Messrs. Hoff, Hutto, Miller, Shenk, FitzGibbons and Adrean, as defendants. The complaint in that action generally alleged, among other things, that members of a purported class of stockholders who purchased common stock between August 21, 2002 and August 9, 2004 were damaged as a result of (i) improper revenue recognition practices in the Company’s physician business unit; (ii) the failure to timely write-down the Company’s investment in MedUnite; and (iii) the improper capitalization and amortization of costs associated with software development. The second amended complaint alleges that, as a result of such conduct, the Company’s previously issued financial statements were materially false and misleading, thereby causing the prices of the Company’s common stock to be inflated artificially. The second amended complaint asserts violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and seeks unspecified monetary damages and other relief. On July 27, 2005, the Company’s motion to dismiss all claims was granted by the Court. Plaintiffs were granted 30 days within which to file a third amended complaint.

On May 10, 2005, a complaint captioned MMI Investments, L.P. v. NDCHealth Corporation, et al., was filed in the United States District Court for the Southern District of New York against the Company and Messrs. Hoff, Hutto and Shenk. The complaint generally alleges that plaintiff MMI Investments, L.P. (“MMI”) was damaged as a result of its purchases of NDC common stock at artificially inflated prices from July 2003 through August 9, 2004. The complaint seeks unspecified monetary and other relief. Following a pre-motion conference on June 22, 2005, the Court granted defendants leave to file a motion to dismiss the complaint and/or transfer the action to the United States District Court for the Northern District of Georgia. That motion was filed on July 22, 2005, and is pending.

The Company and AmerisourceBergen are named as defendants in a suit filed by Prescription Counter, a pharmacy, on October 22, 2004, and removed to the federal District Court of New Jersey. In the suit, plaintiff claims breach of contract, breach of representations and warranties, breach of N.J. Consumer Fraud Act, and negligent misrepresentation, and seeks unspecified damages in excess of $1 million. The Company has filed its answer denying these claims and has asserted various affirmative defenses and a counterclaim against Prescription Counter for amounts due under the Company’s contracts with the plaintiff. AmerisourceBergen has also answered, asserted counterclaims, and has also asserted a cross-claim against the Company for indemnity and/or contribution. The Company filed its answer to the cross-claim and has denied any liability for indemnity or contribution. Discovery is proceeding and the Company intends to vigorously defend the litigation.

Additionally, we are party to a number of other claims and lawsuits incidental to our business. We believe that the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of the fiscal year ended May 27, 2005.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the New York Stock Exchange under the ticker symbol “NDC.” The high and low sales prices and dividends declared per share of NDCHealth common stock for each quarter during the last two fiscal years are listed below.

	High	Low	Dividend Per Share
Fiscal 2005

First Quarter	$23.54	$12.12	$0.04
Second Quarter	18.50	13.51	—
Third Quarter	19.21	14.34	—
Fourth Quarter	17.33	13.29	—

Fiscal 2004

First Quarter	$21.42	$17.70	$0.04
Second Quarter	27.20	20.51	0.04
Third Quarter	30.75	25.00	0.04
Fourth Quarter	30.00	21.38	0.04

The number of stockholders of record as of August 5, 2005 was 2,750.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plans as of May 27, 2005:

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	4,245,344	$20.10	1,184,420
Equity compensation plans not approved by stockholders	—	—	—

Total	4,245,344	$20.10	1,184,420

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

	Fiscal Year
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Statement of Operations Data
Revenue:
Pharmacy Services and Systems	$128,664	$130,372	$130,179	$82,331	$62,657
Hospital Solutions	$64,265	$67,091	$69,096	$62,834	$55,231
Physician Solutions	$32,510	$39,640	$44,237	$27,542	$37,243
Information Management	$162,119	$158,712	$157,221	$148,731	$139,546

Subtotal	$387,558	$395,815	$400,733	$321,438	$294,677
Divested Businesses (1)	—	—	—	3,629	22,946

Total	$387,558	$395,815	$400,733	$325,067	$317,623
Operating Income	$33,410	$67,930	$87,790	$76,351	$55,651
Income from Continuing Operations	$5,930	$21,503	$31,379	$14,010	$24,268
Income (Loss) from Discontinued Operations (2)	$(12,569)	$(14,652)	$(2,194)	$(1,779)	$8,272
Net Income (Loss)	$(6,639)	$6,851	$29,185	$12,231	$32,540
Diluted Earnings Per Share from Continuing Operations	$0.16	$0.60	$0.90	$0.39	$0.71
Diluted Earnings (Loss) Per Share	$(0.18)	$0.19	$0.84	$0.34	$0.95
Balance Sheet Data (at period end)
Total Assets	$749,667	$835,515	$792,740	$664,858	$488,726
Working Capital	$(13,675)	$14,987	$78,770	$(40,015)	$84,245
Long Term Debt	$241,684	$302,858	$329,291	$155,840	$155,320
Total Stockholders’ Equity	$322,500	$327,835	$295,875	$258,526	$230,981
Cash Dividends Declared Per Common Share	$0.04	$0.16	$0.16	$0.16	$0.16

(1)	Divested businesses include Pharmacy Systems, which was divested in fiscal 2001, and Physician Services, which was divested in fiscal 2002.
(2)	Discontinued Operations represents the divestiture of the Company’s European business operations in fiscal 2005 and fiscal 2006, certain Canadian business operations in fiscal 2005, our ownership interest in HealthTrans, LLC (previously our Pharmacy Benefit Services segment) in fiscal 2005, a Management Services business in fiscal 2001, and the spin-off of Global Payments Inc., in fiscal 2001. See Note 4 of Notes to Consolidated Financial Statements where discontinued operations are described in more detail.

Business Acquisitions and Investments are described more fully in Note 3 to our Consolidated Financial Statements. Restructuring, Special Governance and Other Charges are discussed more fully in Note 5 to our Consolidated Financial Statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

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

These forward-looking statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, without limitation, management’s assumptions with respect to the following matters, which represent risks associated with our business:

•	the potential sale of the company;

•	our ability to comply with the Sarbanes-Oxley Act of 2002;

•	demand for our products and services;

•	our ability to expand in new and existing markets;

•	the cost of product development;

•	the timely completion, market demand and acceptance of our new products;

•	competitive forces;

•	industry conditions affecting our customers;

•	expected pricing levels;

•	expected growth of revenue and net income;

•	access to data from suppliers;

•	complex state and federal regulations and their impact on the demand for information products or availability of certain data;

•	the timing and cost of planned capital expenditures;

•	the availability of capital to invest in business growth and expansion;

•	the timing of recognition of certain revenue;

•	the potential for information or network services interruptions;

•	adequate protection of proprietary technology and other intellectual property;

•	unanticipated changes in accounting rules and/or interpretations;

•	outcomes and cost of litigation and/or the Securities and Exchange Commission investigation;

•	our ability to maintain compliance with certain restrictive debt covenants; and

•	our substantial indebtedness, which could adversely affect our financial condition, results of operations and liquidity.

Many of these risk factors and assumptions are beyond our ability to control or predict. This list is not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the cautionary statements included in later filings with the SEC.

We believe these forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on our current assumptions and expectations that may not prove to be accurate. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update any of them in light of new information or future events.

General

We are a leading provider of health information solutions to all sectors of the healthcare industry. Our electronic transaction solutions automate the exchange of information among pharmacies, payers, hospitals and physicians. Our systems and information management solutions help improve operational efficiencies and business decision making for providers, retail pharmacies and pharmaceutical manufacturers.

On March 30, 2005, we announced that the NDCHealth Board of Directors voted to pursue the potential sale of the Company. With The Blackstone Group, L.P. and Goldman, Sachs & Co. acting as our financial advisors, we entered into a formal process with the objective of maximizing stockholder value over a reasonable period of time through a potential sale of NDCHealth. It is important to note, however, that there can be no assurance regarding the outcome of this process.

Healthcare Market

The U.S. government estimates that national health expenditures in the United States are expected to reach $3.6 trillion in 2014, growing at an average annual rate of 7.1% from approximately $1.7 trillion in health-related spending during 2003. We believe that we play an important role in providing automation, transaction processing and information solutions to improve the efficiency and efficacy of healthcare.

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

In recent years, the healthcare industry, including the healthcare financing and reimbursement system, has changed significantly in an effort to reduce costs while also striving to provide broader coverage for individuals. These changes include increased use of managed care, cuts in payment and reimbursement levels, changes in Medicare and Medicaid benefits, consolidation of pharmaceutical and medical-surgical supply distributors, consolidation of pharmaceutical manufacturers, consolidation of retail pharmacy chains, the emergence of pharmacy benefit managers as significant players in the mail order pharmaceuticals distribution and the development of large, sophisticated purchasing groups. We expect the healthcare industry to continue to change significantly in the future. Some of these changes could have a material, negative impact on our revenue and/or expenses.

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

We processed over 5.7 billion electronic healthcare transactions for retail pharmacies, hospitals and physicians in fiscal 2005. We provide information services to more than 100 pharmaceutical manufacturers in the United States.

We have leading market positions in all of our provider services and systems solutions markets and believe that we are the only comprehensive provider of both transaction processing services and market research information in the healthcare industry. Our involvement in these markets positions us to provide integrated information solutions to our customers. We believe that we will benefit from increasing penetration of electronic claims processing in the healthcare industry, from increasing utilization of prescription pharmaceuticals by a growing elderly population, and from the pharmaceutical industry’s growing demand for access to more granular information and solutions to support their sales, marketing and operational strategies.

Business Position and Strategy

We provide products and services to five major areas of the healthcare industry: pharmacies (retail, mail order, internet based and specialty); hospitals and health facilities; physicians; payers; and pharmaceutical manufacturers. The key elements to our strategy include:

•	growing claims volume as healthcare grows and through gains in market share;

•	increasing penetration of value added transaction services with customers;

•	taking full advantage of our extensive claims processing resources to aggregate and integrate data for use in our information management business; and

•	continuing to invest in new, value-added systems products, information management and transaction processing services to build additional revenue streams and expand profit margins.

Our strategy starts with the fundamental transaction in healthcare’s revenue cycle—the submission of claims from providers to third party payers. We estimate that we process approximately 45% of the electronic healthcare claims in the United States. We provide advanced edit processing and other value-added products and services to the claims in real-time to add significant customer value. We are generally able to price incrementally for these additional products and services in addition to the pricing for the base claim. Further, due to an aging population and increasing automation in healthcare, claims volume should grow, also generally increasing revenue.

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

By aggregating and integrating data from the three provider markets, we increasingly create unique business insights for pharmaceutical manufacturers. As healthcare evolves, our goal is to also expand our customer base while reducing the effective cost per unit of data.

We have a number of initiatives underway to allow us opportunities to realize the still very large untapped potential for our solutions in our existing markets. While not our primary focus, situations may come to our attention in which an acquisition would complement both objectives of strengthening the balance sheet and executing our strategy. In such events, we would expect to pursue such an opportunity.

In combination with our ability to control operational and administrative costs, we believe this strategy, properly executed, will allow us to accelerate future revenue growth, improve profitability and generate significant cash flow during fiscal 2006, allowing us to continue to reduce our debt and interest expense.

Business Segments

Our NDCHealth Intelligent Network is the cornerstone of our provider services and systems businesses, and consists of three communications networks that transmit claims and other transaction data, as well as three data support facilities. The data support facilities perform a variety of functions, such as aggregating incoming data from the communications networks, processing the data to conform each claim submission to the particular payer’s format, and performing pre- and post- submission claim edits. Claim edits are based on predetermined criteria and return informational messages to providers that are designed to help them avoid rejected claims and resubmissions, enhance the accuracy of the reimbursement they receive from payers and minimize costs.

Our pharmacy, hospital, and physician systems are the entry and exit points for information to and from our NDCHealth Intelligent Network. Through our network, we are partnering with our customers to improve efficiency and effectiveness in healthcare. Some examples include: real time eligibility verification, drug formulary and inventory management, and facilitation of prompt payment for products and services. In instances in which utilizing the data is allowed, de-identified transaction data derived from our intelligent network enhances the pharmaceutical market research products that we provide to pharmaceutical manufacturers through our Information Management segment.

Over the last two years, we have undertaken efforts to streamline our Company and focus on business areas we believe offer the greatest potential for growth. During fiscal 2005, we completed the sale of certain business operations and interests that management and our Board of Directors decided were not core to our future growth. Given the current composition of our Company following these dispositions, we are now reporting four segments, which are: Pharmacy Services and Systems, Hospital Solutions, Physician Solutions and Information Management.

Pharmacy Services and Systems Segment

In our Pharmacy Services and Systems segment, we are the leading provider of retail pharmacy claims transaction processing and sophisticated editing solutions, as well as a leading supplier of application systems for retail, mail order and managed care pharmacy operations.

In Pharmacy, we enable an electronic exchange of complex healthcare claims data between retail pharmacies and payers, increasing efficiency and quality of care while decreasing costs. We provide our customers with connectivity to over 1,000 payers. In conjunction with claims transmissions, we provide over 90 value-added transaction services and claims edits that perform financial and administrative reviews on each transaction running across our claims processing network to help pharmacies enhance the accuracy of revenue from submitted claims, decrease receivable days outstanding and improve labor efficiency. Examples of these real-time edits include checking the submitted claim pricing for appropriateness, generic drug dispensing opportunity reminders and confirming that the claim detail is valid prior to submission to the third-party payer such as AWP (average wholesale price) validation, appropriate DAW (dispense as written) codes, prescriber validation and coding compliance edits.

We also license point-of-service software systems to pharmacies that integrate our electronic transactions services with standard business management tools. These systems drive transaction volume on our network while streamlining provider workflow, improving our customers’ cash flow and providing real-time information to facilitate efficient business management. We believe that we have a leading position in our Pharmacy services and systems markets with connectivity to over 90% of the retail pharmacy stores, and systems installed in more than 20% of pharmacies in the United States.

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

We generate Pharmacy network transaction processing services revenue from our customers generally on a per transaction basis. Historically, we have generated pharmacy systems revenue through the sale of software licenses, upgrades and recurring maintenance and support fees.

Our new line of systems products is being sold to customers with varying pricing and revenue models. NDC PharmacyRx is designed for independent and multi-store retail pharmacies to automate the prescription fulfillment process and provide connectivity. Included in the enhanced solutions package are third-party claims transmissions via the NDCHealth Intelligent Network, pre- and post-edit transaction services, software and upgrades, centralized prescriber and product pricing data, automated data backup and storage, electronic prescription capability, digital signature capture, POS interface and a variety of reports. NDC PharmacyRx is priced primarily on a per transaction basis. NDC EnterpriseRx, designed for national and larger regional chains, will address the challenges facing the pharmacy industry today—dramatic growth in prescription volume, a pronounced pharmacist shortage, lower profit margins on prescriptions, increased patient demand for service, and increased competition for customers. Our software is designed to allow a pharmacy to fill more prescriptions with the same number of pharmacists, integrate all pharmacy applications into one central system with a single source of customer files, and provide real-time inventory management to increase turns. NDC EnterpriseRx will be priced on either a license plus annual maintenance basis or a monthly per store fee, depending on the customer.

Pharmacy Systems revenue has declined in each of the last two years due to a decline in upgrade, maintenance, and service fees from customers of NDCHealth’s legacy pharmacy systems, for which the company is no longer investing in new functionality. Returning to growth in Pharmacy Systems revenue will be dependent on achieving planned market acceptance and penetration of NDCHealth’s newer systems, most notably NDC EnterpriseRx. While we are confident in the functionality and market demand of our new pharmacy systems, and are engaged in active discussion with numerous potential customers, we cannot predict the exact time and cost to complete development of our NDC EnterpriseRx solution and NDC MailRx, our mail order offering, or the rate of market acceptance, customer installation, and revenue growth which will result.

Hospital Solutions Segment

We are one of the leading providers of revenue cycle management systems that help hospitals and health facilities to accelerate cash flow. We also offer claims processing and editing services to increase the acceptance rate by payers of hospital claims and assist facility management in improving cash flow and reducing outstanding accounts receivable. NDC ePREMIS, our platform for revenue cycle management launched in fiscal 2003, incorporates new technology, expands functional attributes and creates the base upon which new applications can be built. Using new application internet technology, this offering allows us to upgrade our existing base of approximately 1,800 hospital and large provider facility customers, add new large hospitals and provides the opportunity to penetrate the smaller hospital market. Similar to our pharmacy offerings, the new workflow features of NDC ePREMIS permit multiple people to work with claims simultaneously, yielding greater efficiency and better workload balancing. NDC ePREMIS can also be integrated into hospital information systems provided by various major companies to further extend our market reach.

While we anticipate accelerating market acceptance for NDC ePREMIS, we need to continue to successfully execute on our timing of delivery and quality of our customer implementations to maintain our sales momentum and achieve planned revenue growth. Given the competitiveness and price sensitivity within the hospital marketplace, any consolidation or pricing pressure or addition of NDC Premis customers to other companies’ solutions instead of NDC ePREMIS could impact our revenue growth and profitability related to our hospital customer group.

Physician Solutions Segment

We provide practice management software for physicians and are focused on a niche in the one-to-two physician practice group market. We believe we currently have a 40% share of this market with approximately 63,000 medical practices using our office management software solutions to handle patient scheduling and billing, and to manage accounts receivables. Because of the relative lack of automation in small physician offices, we believe these customers represent a unique opportunity for expanded electronic claims processing services. This electronic connection also assists our customers in improving their cash flow and provides an important communication channel between the payer and the physician. We have connected systems for more than 16,000 physicians to a third party on-line network to process claims using an electronic data interchange (“EDI”) network.

We sell our physician software and services primarily to value added resellers (VARs) who then sell into physician practices. The VARs’ success in selling their inventory of our products and the strength of our relationships with our VARs following a period in which we have stopped offering credit terms on sales to our VARs, could be a primary driver to the number of new and upgraded products they purchase from us in the future. In addition, the physician market has been slow to adopt technology solutions because of the cost, the multitude of small suppliers, and the perceived lack of measurable financial benefits. These factors could negatively impact our revenue from our physician customer group.

Information Management Segment

Pharmaceutical manufacturers and chain pharmacies require data on drug sales volumes, physician prescribing patterns and payer drug cost management activity to better analyze their markets, effectively deploy marketing resources and, in the case of pharmaceutical manufacturers, to compensate their sales forces. We purchase prescription drug data from pharmacies, wholesalers, specialty drug companies and others, and also generate data from our intelligent network. We use this data to provide our pharmaceutical company customers with proprietary market analysis tools. We also provide related consulting services to customers.

We believe we are the second largest provider of healthcare information services to the pharmaceutical industry in the United States. Our Information Management revenue growth has remained relatively flat, due to factors including: a cyclically low demand for information in the U.S. pharmaceutical industry as new product introductions have declined, numerous branded drugs have lost patent protection, consolidation within the pharmaceutical industry has occurred, and pharmaceutical manufacturers continue to tightly constrain discretionary spending. We will continue to invest in and manage the quality and cost effectiveness of our current applications. For example, our emerging suite of new solutions provide new ways for our customers to market their products, target physicians and evaluate the results of their business decisions, and clearly differentiate NDCHealth and broaden our market opportunity.

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

The number of new molecular entities (NMEs) approved by the Food and Drug Administration (“FDA”) is expected to increase in both calendar 2006 and 2007 over 2005 estimates, according to industry data and certain estimates. As a result, we believe our customers should begin to increase their spending as they roll out new drugs that are currently in the FDA review process. As pharmaceutical manufacturers begin to accelerate the introduction of new drugs, we believe that discretionary spending will increase, supporting our revenue growth.

Our top three Information Management customers, in aggregate, comprise approximately 38% of our Information Management segment revenue and any consolidation of customers or significantly lower spending from our largest customers could have an adverse impact on our business and financial results. In addition, the majority of our contracts with pharmaceutical manufacturers extend for two to three years. While we signed contract renewals or extensions with our largest customers during fiscal years 2004 and 2005, competitive pricing pressure, a weak discretionary spending environment or any change in our contract terms and pricing could cause us to lose significant revenue. Our costs to purchase data also continue to increase, and our ability to accelerate revenue growth faster than expenses is an important driver of profit expansion in this segment.

Business Focus

During fiscal 2004 and 2005, our Board of Directors authorized the disposition of our European businesses in Germany and the United Kingdom, our investment in a Pharmacy Benefit Services business, as well as the majority of our Canadian businesses. These dispositions have all been completed, and are now classified as Discontinued Operations in our financial statements.

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

Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, Congress required the adoption of rules to establish standards and requirements for the electronic transmission of certain health information. Rules include Standards for Electronic Transactions, published August 17, 2000, Standards for Privacy of Individually Identifiable Health Information, published December 28, 2000, Standards for Unique Employer Identifiers, published May 31, 2002, and Standards for the Security of Electronic Health Information, published February 20, 2003, and which were effective in April 2005. These rules generally restrict the use and disclosure, and mandate security, of personally identifiable health information. The HIPAA rules apply to healthcare providers, health plans, and healthcare clearinghouses as well as, in certain instances, those who provide services on behalf of these entities which involve the receipt or disclosure of health information. Certain of our operations are subject to the HIPAA rules. Continued compliance with these final rules could be costly and require complex changes in our systems as well as the systems of our customers.

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

These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures and agencies periodically consider programs to reform or revise the U.S. healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates, restrict availability or use of data, or otherwise change the environment in which healthcare industry participants operate. In addition, as the government and associated agencies become larger purchasers of healthcare services, including those provided by the Company, the government may lower the prices it pays for our services, reducing average prices and revenues. We are unable to predict future proposals with any certainty or to predict the effect they would have on our business.

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

In order to remain competitive and satisfy the requirements and needs of our customers, we must remain informed of and adapt to new regulations governing the transmission, use and processing of personal information in electronic commerce and over the Internet. Although many of these regulations may not apply directly to our business, we expect that these regulations and any new laws regulating the solicitation, collection or processing of personal or consumer information could indirectly affect our business. Our efforts to remain competitive and profitable and ensure compliance, and our customers’ compliance, with these regulations may require the expenditure of significant sums in research and development and investments in new technology and processes and will continue to require significant attention from senior management.

Acquisitions and Alliances

From time to time, we have made acquisitions and investments and entered into strategic alliances in an effort to obtain a competitive advantage or an expanded presence in targeted markets. We believe that selective acquisitions, investments and strategic alliances are important to our ability to compete effectively.

McKesson OmniLink

In April 2004, we acquired McKesson Corporation’s OmniLinkSM PPE assets and customer base for pharmacy claims processing and editing for approximately $14.0 million in cash. In connection with the transaction, we signed an agreement to form a strategic alliance with McKesson’s pharmacy systems company that will enhance our offering of value-added transactions services to pharmacies. We are jointly marketing our NDC Pre & Post Editing Service solutions to the base of 2,300 McKesson Pharmacy systems customers. This asset purchase adds more than 2,000 OmniLink store locations to our existing base of more than 30,000 pharmacies currently using our PPE services.

ArcLight

On December 31, 2003, through an agreement whereby we acquired fixed assets and employees and obtained a seven year exclusive license to certain of its assets, we acquired the continuing operations of ArcLight, an information management company owned by a major wholesale drug distribution company, Cardinal Health, Inc., and a number of major retail pharmacy chains, including Albertson’s Inc., CVS Corporation, Kmart Corporation and Wal-Mart Stores, Inc. The purchase price included 381,098 shares of unregistered NDCHealth common stock with a market value as of the date of issuance of $10.0 million and a five-year warrant to purchase an additional 381,098 shares of NDCHealth common stock at an exercise price of $26.24 per share with an estimated value as of the date of issuance using the Black-Scholes option pricing model of $4.4 million. The assumptions used in estimating the warrant’s value were a risk-free interest rate of 3.3%, an expected dividend yield of 0.6%, an expected life of five years, and expected volatility of 48%.

Additionally, the acquisition required the recording of transaction and lease termination costs totaling $3.1 million and a $0.7 million receivable for future cash payments from the remaining ArcLight business to NDCHealth relating to a previous agreement between the two parties. The owners of ArcLight made a transition payment of $2.0 million to NDCHealth at closing. The transition payment resulted in a reduction in the consideration we paid for ArcLight’s business.

As a part of the agreement, we will pay ArcLight royalties on our future sales of products utilizing ArcLight data and the agreement to use certain data may be extended for three additional years if certain financial and business objectives are met. If the agreement is extended for an additional three years, The owners of ArcLight will have the option to receive an additional $10.0 million in either cash or NDCHealth common stock.

Results of Operations

We operate our business as four fundamental segments: Pharmacy Services and Systems, Hospital Solutions, Physician Solutions and Information Management. Pharmacy Services and Systems provides claims transaction processing and sophisticated claims editing solutions for retail pharmacy operations, and also supplies application systems for retail, mail order and managed care pharmacy operations. Pharmacy Services and Systems also provides independent, regional and national chain and mail-order pharmacies our claims management solutions, pharmacy management system solutions, and decision support and revenue management solutions. Hospital Solutions provides revenue cycle management to approximately 1,800 hospital and health system customers by offering our customers software and services solutions that provide workflow management offerings and support for many transactions. Our hospital solution set, ePREMIS, provides tools to allow our customers to manage the claims and remittance process, accelerate and improve cash flow, reduce bad debt, track accounts receivable and costs, and improve productivity. Physician Solutions provides small-office physicians with resources necessary to streamline billing and other internal processes such as scheduling, increasing productivity and optimizing accurate reimbursement. We offer our physician customers enhanced practice management capabilities, electronic commerce solutions, and interactive training. Our physician solutions include NDCMedisoft, NDCLytec, NDCConcept, and NDC Electronic Claims Processing. Information Management provides healthcare information and consulting services to pharmaceutical manufacturers and pharmacy chains. Additional information concerning our segments can be found in Item 1 Business and Note 13 of the Notes to our Consolidated Financial Statements.

(In millions, except per share data)	2005	2004	2003	2005 vs. 2004 Change		2004 vs. 2003 Change
				Dollars	Percent	Dollars	Percent
Revenue:
Pharmacy Services and Systems	$128.7	$130.4	$130.2	$(1.7)	(1.3)%	$0.2	0.2%
Hospital Solutions	64.3	67.1	69.1	(2.8)	(4.2)%	(2.0)	(2.9)%
Physician Solutions	32.5	39.6	44.2	(7.1)	(17.9)%	(4.6)	(10.4)%
Information Management	162.1	158.7	157.2	3.4	2.1%	1.5	1.0%

	387.6	395.8	400.7	(8.2)	(2.1)%	(4.9)	(1.2)%

Operating Expenses:
Cost of Service	200.4	194.2	192.7	6.2	3.2%	1.5	0.8%
Sales, General and Administrative	98.8	92.0	85.4	6.8	7.5%	6.6	7.7%
Depreciation and Amortization	39.9	35.6	29.8	4.3	12.1%	5.8	19.5%
Restructuring, Special Governance and Other Charges	15.0	6.1	5.0	8.9	145.9%	1.1	22.0%

	354.1	327.9	312.9	26.2	8.0%	15.0	4.8%

Operating Income:
Pharmacy Services and Systems	9.2	28.4	34.1	(19.2)	(67.6)%	(5.7)	(16.7)%
Hospital Solutions	15.4	23.7	25.9	(8.3)	(35.0)%	(2.2)	(8.5)%
Physician Solutions	7.4	6.1	5.5	1.3	21.3%	0.6	10.9%
Information Management	8.1	12.5	22.3	(4.4)	(35.2)%	(9.8)	(43.9)%
Other	(6.7)	(2.8)	—	(3.9)	(139.3)%	(2.8)	—

	33.4	67.9	87.8	(34.5)	(50.8)%	(19.9)	(22.7)%

Other Expense	(25.0)	(31.7)	(36.5)	6.7	(21.1)%	4.8	(13.1)%

Income from Continuing Operations before Income Taxes	8.5	36.2	51.3	(27.8)	(76.8)%	(15.1)	(29.4)%
Provision for Income Taxes	2.5	14.7	19.9	(12.2)	(83.0)%	(5.2)	(26.1)%

Income from Continuing Operations	5.9	21.5	31.4	(15.6)	(72.6)%	(9.9)	(31.5)%
Loss from Discontinued Operations	(12.6)	(14.6)	(2.2)	(2.1)	(14.4)%	(12.4)	(563.6)%

Net Income (Loss)	$(6.6)	$6.9	$29.2	$(13.5)	(195.7)%	$(22.3)	(76.4)%

Diluted Earnings Per Share from Continuing Operations	$0.16	$0.60	$0.90	$(0.44)	(73.3)%	$(0.30)	(33.3)%

Diluted Earnings (Loss) Per Share	$(0.18)	$0.19	$0.84	$(0.37)	(194.7)%	$(0.65)	(77.4)%

Revenue

Total Revenue decreased $8.2 million or 2.1%, to $387.6 million in fiscal 2005 from $395.8 million in fiscal 2004. Total Revenue decreased $4.9 million, or 1.2%, to $395.8 million in fiscal 2004 from $400.7 million in fiscal 2003. An analysis of Revenue by segment is provided below.

Pharmacy Services and Systems

Revenue in the Pharmacy Services and Systems segment decreased $1.7 million, or 1.3%, to $128.7 million in fiscal 2005 from $130.4 million in fiscal 2004. Pharmacy transaction services revenue increased $5.8 million, or 8.0%, but was partially offset by a $3.3 million decline in decision support solutions revenue. Pharmacy systems revenue declined $3.7 million, or 8.0%, as increased sales from our newer PharmacyRx solution and system for mail-order pharmacies were offset by declining revenue from legacy systems customers. Additionally, claim and pre- and post-editing transaction revenue increased over the prior year, as an increasing percentage of our electronic transaction service customers utilize these solutions, although revenue growth lagged volume growth due to an increasing share of transactions coming from larger pharmacy chains where pricing is lower than average due to volume rate structures and some fixed-price contracts. We expect a similar pattern in future transaction revenues, with downward pressure on unit pricing needing to be offset by increased penetration of existing or new value-added edits and services in order to grow transaction service revenues.

Revenue in the Pharmacy Services and Systems segment increased $0.2 million, or 0.2%, to $130.4 million in fiscal 2004 from $130.2 million in fiscal 2003 due primarily to declining revenue from our legacy pharmacy system customers and lower revenue from traditional network transactions. The declining revenue from our legacy system customers was partially offset by increased revenue from our newer NDC PharmacyRx solution. Lower revenue from traditional transactions was offset by increased revenue from other claims management and decision support solutions.

Hospital Solutions

Revenue in the Hospital Solutions segment increased $2.8 million or 4.2%, to $64.3 million in fiscal 2005 from $67.1 million in fiscal 2004. This decrease was due to lower ancillary customization and professional services revenue along with lower statement printing revenue, offsetting our growth in NDC ePREMIS sales and installations, which generated higher transactions with higher revenue per transaction. Hospital Solutions segment revenue decreased $2.0 million, or 2.9%, to $67.1 million in fiscal 2004 from $69.1 million in fiscal 2003 due to a transition to our newest revenue cycle management offering, NDC ePREMIS, that resulted in delayed revenue as part of a fee-per-transaction model and lower non-recurring training and support services revenue related to our legacy system product. NDC ePREMIS continues to experience sales and installation momentum, which should provide a solid platform for revenue growth as the Hospital product line transitions to a greater percentage of recurring revenue at higher average per transaction prices. Lower statement printing revenue resulted from lower statement printing volumes from a major client.

Physician Solutions

Revenue in the Physician Solutions segment decreased $7.1 million, or 17.9%, to $32.5 million in fiscal 2005 from $39.6 million in fiscal 2004 due to a $6.4 million reduction in revenue associated with certain service allowances granted to our VARs that was discontinued in the fourth quarter of fiscal 2004, and lower software sales in the year due to the change from selling on credit terms in fiscal 2004’s first three quarters to cash terms in the fourth quarter of fiscal 2004 and in fiscal 2005, partially offset by an increase of $3.2 million in deferred revenue recognized as a result of changing our product exchange practices and collecting payments from certain VARs from whom revenue is being recognized on a cash basis. Physician Solutions segment revenue decreased $4.6 million, or 10.4%, to $39.6 million in fiscal 2004 from $44.2 million in fiscal 2003 due to a tightening of credit terms and a change in business practice in selling software to VARs generally on a cash basis instead of on credit terms, which led to significantly fewer system sales in the second half of fiscal 2004. Physician system sales improved from the prior year in the fourth quarter of fiscal 2005 and the Company expects continuing growth in fiscal 2006.

Information Management

Revenue in the Information Management segment increased in fiscal 2005 compared to fiscal 2004, increasing $3.4 million, or 2.1%, to $162.1 million in fiscal 2005 from $158.7 million in fiscal 2004. Information Management segment revenue increased $1.5 million, or 1.0%, to $158.7 million in fiscal 2004 from $157.2 million in fiscal 2003. The increase in both years was the result of growth in new product revenue such as the Intelligent Health Repository, a diagnosis-to-drug linked longitudinal database, and other emerging new product sets, offset by declines in certain legacy product offerings and compression from certain of our pharmaceutical manufacturer customers. The Information Management business is expected to face continued pricing pressure from its pharmaceutical customers and will need to continue to develop and sell new, more advanced information products to grow revenue in the future to generate revenue growth.

Cost of Service

(In millions)	2005	2004	2003
Revenue by Segment
Pharmacy Services and Systems	$128.7	$130.4	$130.2
Hospital Solutions	64.3	67.1	69.1
Physician Solutions	32.5	39.6	44.2
Information Management	162.1	158.7	157.2

Total Revenue	$387.6	$395.8	$400.7

Cost of Service by Segment
Pharmacy Services and Systems	$63.2	$55.8	$58.0
Hospital Solutions	25.7	23.8	26.1
Physician Solutions	13.2	16.5	17.4
Information Management	98.3	98.1	91.2

Total Cost of Service	$200.4	$194.2	192.7

Cost of Service as Percent of Revenue
Pharmacy Services and Systems	49.1%	42.8%	44.5%
Hospital Solutions	40.0%	35.5%	37.8%
Physician Solutions	40.6%	41.7%	39.4%
Information Management	60.6%	61.8%	58.0%
Total	51.7%	49.1%	48.1%

Cost of Service (“COS”) includes certain compensation, computer operations, data costs, consulting services, telecommunications, customer support, and application maintenance expenses. COS increased $6.2 million, or 3.2%, to $200.4 million in fiscal 2005 from $194.2 million in fiscal 2004. COS increased $1.5 million, or 0.8%, to $194.2 million in fiscal 2004 from $192.7 million in fiscal 2003. An analysis of COS by segment is presented below.

COS in the Pharmacy Services and Systems segment increased by $7.4 million, or 13.3%, to $63.2 million in fiscal 2005 from $55.8 million in fiscal 2004 due primarily to increased net software development expense as the initial release of our NDC EnterpriseRx system approached completion and the design work for subsequent releases was initiated, prior to the point where technological feasibility was established, causing this development spending to be expensed and increased third party costs resulting from changes in revenue mix. COS decreased $2.2 million or 3.8%, to $55.8 in fiscal 2004 from $58.0 million in fiscal 2003 due primarily to decreased customer support expense as the support organizations of NDCHealth and TechRx were combined during fiscal 2003 following the May 2002 acquisition of TechRx.

COS in the Hospital Solutions segment increased by $1.9 million, or 8.0%, to $25.7 million in fiscal 2005 from $23.8 million in fiscal 2004, resulting from higher implementation cost associated with the increased number of NDC ePREMIS installations combined with decreased development cost capitalization associated with prior-year HIPAA initiatives. COS decreased $2.3 million or 8.8%, to $23.8 in fiscal 2004 from $26.1 million in fiscal 2003 resulting from decreased statement printing activity.

COS in the Physician Solutions segment decreased by $3.3 million or 20.0%, to $13.2 million in fiscal 2005 from $16.5 million in fiscal 2004, resulting from reduced production cost associated with system sales, and reduced costs associated with the discontinued VAR service allowance. COS decreased $0.9 million or 5.2%, to $16.5 million in fiscal 2004 from $17.4 million in fiscal 2003 resulting from increase in electronic claims processing cost of $1.2 million associated with higher transaction activity offset by $1.9 million decrease in cost associated with lower VAR service allowance cost and reduced production cost associated with lower software sales.

Information Management COS increased $0.2 million, or 0.2%, to $98.3 million in fiscal 2005 from $98.1 million in fiscal 2004. Information Management’s COS increased $6.9 million, or 7.6%, to $98.1 million in fiscal 2004 from $91.2 million in fiscal 2003. The cost increase in both periods was the result of increased data costs described below, costs related to the development of the Intelligent Health Repository products and ongoing costs associated with the integration of ArcLight data into Information Management products partially offset by lower staffing levels.

Data Costs

Data costs are primarily recorded within the Information Management segment in COS, but some data costs are also recorded in the Pharmacy Services and Systems segment COS. Data costs increased $0.8 million, or 1.5%, to $55.2 million in fiscal 2005 from $54.4 million in fiscal 2004. Data costs increased $4.2 million, or 8.4%, to $54.4 million in fiscal 2004 from $50.2 million in fiscal 2003. The increase between fiscal year 2004 and fiscal year 2005 was due to an increase in volume of data purchased partially offset by reduced average pricing per unit of data from our data providers. The increase between fiscal year 2003 and fiscal year 2004 was due to an increase in volume of data purchased and an increase in the costs of such data. As a percent of revenue, data costs increased at a slower rate from fiscal 2004 to fiscal 2005 than from the fiscal 2003 to fiscal 2004 rate. We are actively pursuing programs to continue to contain data costs, which includes exploring new areas of opportunity where data is less costly.

(In millions)	2005	2004	2003
Data costs	$55.2	$54.4	$51.0
Revenue	$387.6	$395.8	$400.7
Percent of revenue	14.2%	13.7%	12.7%

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

Total costs associated with software development decreased by $0.8 million, or 1.9%, to $41.4 million for fiscal 2005 from $42.2 million for fiscal 2004. Of the total, costs associated with software development for our new pharmacy system, NDC EnterpriseRx, were $18.6 million for fiscal 2005 versus $21.2 million for fiscal

2004. For fiscal 2005, approximately $11.6 million of these development costs were capitalized, resulting in net development expense associated with our new pharmacy system of approximately $7.0 million. For fiscal 2004, approximately $17.1 million of these development costs were capitalized resulting in net development expense associated with our new pharmacy system of approximately $4.1 million.

As of May 27, 2005, we have capitalized $54.3 million for NDC EnterpriseRx in the aggregate. NDC EnterpriseRx must achieve anticipated market acceptance over the next few years in order for future cash flows to support this asset. Failure to achieve anticipated market acceptance could lead to a write down of this software asset.

Development costs capitalized as a percent of total development costs decreased to 55.6% in fiscal 2005 from 72.5% in fiscal 2004 as a result of the initial release of our NDC EnterpriseRx system approaching completion and the initiation of design work for subsequent releases which is not a capitalizable activity. Amortization expenses associated with capitalized software are discussed below under “Depreciation and Amortization.”

(In millions)	2005	2004	2003
Total costs associated with software development	$41.4	$42.2	$36.8
Less: Capitalization of internally developed software	(23.0)	(30.6)	(29.8)

Net software development expense	18.4	11.6	7.0
Software maintenance expense	7.3	6.8	7.1

Total Net Software Expense	$25.7	$18.4	$14.1

Revenue	$387.6	$395.8	$400.7

Capitalization of internally developed software as a % of revenue	5.9%	7.7%	7.4%
Total net software expense as a % of revenue	6.6%	4.6%	3.5%
Capitalization of internally developed software as a % of total costs associated with software development	55.6%	72.5%	81.0%

Sales, General and Administrative Expense

Sales, General and Administrative (“SG&A”) expense consists primarily of salaries, wages and expenses relating to sales, marketing, administrative and management employees, employee training costs, and occupancy of leased space directly related to these functions. SG&A expense increased $6.8 million, or 7.5%, to $98.8 million in fiscal 2005 from $92.0 million in fiscal 2004. SG&A expense increased $6.6 million, or 7.7%, to $92.0 million in fiscal 2004 from $85.4 million in fiscal 2003. As a percent of revenue, SG&A expense was 25.5%, 23.2%, and 21.3% during fiscal 2005, 2004, and 2003, respectively. The increase in SG&A expense in fiscal years 2005 and 2004 from the previous year, in both absolute dollars and as a percent of revenue, was caused by increased corporate staff and professional fees in response to increased complexity and regulatory requirements of our business; higher audit and insurance expenses; an increase in equity compensation expense as the Company relied less on stock options and more on restricted stock as a form of equity compensation; and expenses related to legal proceedings.

We expect that SG&A expense, as a percentage of revenue, will be flat in 2006 due to continued investment in our sales and marketing programs to support the roll out of new products and similar levels of professional fees associated with regulatory requirements and corporate governance expenses.

Depreciation and Amortization

Depreciation and Amortization expense increased in fiscal 2005 from fiscal 2004 as a result of new products being placed into service. Depreciation and Amortization expense increased in fiscal 2004 from fiscal 2003 as a result of new products being placed into service and the amortization of acquired intangible assets. Depreciation and Amortization expense is expected to increase in fiscal 2006 as newly developed products are placed in service. Following the general availability of NDC EnterpriseRx, currently anticipated in the third quarter of fiscal 2006, Depreciation and Amortization is expected to increase by approximately $2.8 million per quarter, or $11.4 million per year, due to the amortization of this asset.

(In millions)	2005	2004	2003
Depreciation and Amortization	$39.9	$35.6	$29.8
Revenue	$387.6	$395.8	$400.7
Percent of revenue	10.3%	9.0%	7.4%

Restructuring, Special Governance and Other Charges

	2005	2004	2003
By Expense Type
Severance	$5,305	$4,557	$—
Exit-related costs	89	984	—
Special Governance Costs	4,833	953	—
Legal Settlement Costs	4,750	—	—
Asset reserves	—	(691)	2,283
Acquisition related costs	—	265	2,775

Total	$14,977	$6,068	$5,058

By Segment
Pharmacy Services and Systems	$6,072	$2,301	$2,775
Hospital Solutions	881	259	—
Physician Solutions	714	(364)	2,283
Information Management	573	1,039	—
Other	6,737	2,833	—

Total	$14,977	$6,068	$5,058

During fiscal 2005, we continued the review of the entirety of NDCHealth’s operations to identify opportunities for increased efficiencies and profit improvement, which included an assessment of our organizational structure as well as our physical operating locations. As a result of this review, we reduced our workforce by 70 employees and closed three office locations. Of the $5.4 million severance and exit-related costs incurred in fiscal 2005, $4.8 million was cash and $0.6 million was a non-cash charge in accordance with FASB Interpretation Number 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”).

Special governance costs of $4.8 million and $1.0 million in fiscal 2005 and 2004, respectively, include the legal and accounting costs associated with our shareholder litigation, SEC investigation, restatement of our Annual Report on Form 10K for fiscal years ended May 28, 2004 and work performed related to the Board of Directors decision to pursue the sale of our Company.

On August 4, 2005, we reached an agreement to settle all claims in the 1-Rex, Inc., FDS, Inc., HealthCare Computer Corporation, Freedom Drug Stores, Inc., Freedom Data Services, Inc., and William Rex Akers case.

During fiscal 2004, we began a review of the entirety of NDCHealth to identify opportunities for increased operational efficiencies. This ongoing review included an assessment of our organizational structure as well as our physical operating locations. We took several actions in fiscal 2004 as a result of this review, primarily related to the reduction of our workforce related to redundant operations and activities. The severance charges reflect 131 specifically identified executives and employees who were informed of their employment termination during fiscal 2004. The exit-related costs relate to the closure of three offices and the reduction in size of one office. Also in the second fiscal quarter of 2004, we wrote-off a $0.2 million note receivable related to a business that was exited in 2001.

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

Additionally, in conjunction with the second step of our TechRx acquisition in fiscal 2003 and in accordance with APB No. 25 and FIN 44, we recorded $2.8 million and $0.3 million of acquisition related expense for TechRx variable stock options in fiscal year 2003 and 2004, respectively.

In conjunction with the sale of our interest in MedUnite to ProxyMed, we also evaluated other aspects of our MedUnite relationship. We reserved $0.9 million of the note receivable from ProxyMed during fiscal 2003, which was subsequently reversed during the fourth quarter of 2004 because of the positive payment history of ProxyMed.

Operating Income

(In millions)	2005	2004	2003	2005 vs. 2004 Change		2004 vs. 2003 Change
				Dollars	Percent	Dollars	Percent
Operating Income (Loss):
Pharmacy Services and Systems	$9.2	$28.4	$34.1	$(19.2)	(67.6)%	$(5.7)	(16.7)%
Hospital Solutions	15.4	23.7	25.9	(8.3)	(35.0)%	(2.2)	(8.5)%
Physician Solutions	7.4	6.1	5.5	1.3	21.3%	0.6	10.9%
Information Management	8.1	12.5	22.3	(4.4)	(35.2)%	(9.8)	(43.9)%
Other	(6.7)	(2.8)	—	(3.9)	(139.3)%	(2.8)	—

Total	$33.4	$67.9	$87.8	$(34.5)	(50.8)%	$(19.9)	(22.7)%

Operating Income in the Pharmacy Services and Systems segment decreased $19.2 million or 67.6%, to $9.2 million in fiscal 2005 from $28.4 million in fiscal 2004. This decrease was due to decreased revenue, increased software development expense as a result of lower capitalization of software development, increase in severance and legal settlement costs, an increase in the segment’s share of total general and administrative costs, increased software depreciation expense, and increased intangible amortization expense resulting from the OmniLink acquisition in April 2004. Operating Income in the Pharmacy Services and Systems segment decreased $4.9 million or 14.4%, to $29.2 million in fiscal 2004 from $34.1 million in fiscal 2003. This decrease was due to an increase in the segment’s share of total general and administrative costs and increased intangible amortization expense resulting from the completion of the TechRx acquisition in May 2003, partially offset by reduced customer support expense.

Operating Income in the Hospital Solutions segment decreased $8.3 million, or 35.0% to $15.4 million in fiscal 2005 from $23.7 million in fiscal 2004. This decrease was due to lower revenue of $2.7 million, $1.9 million increase in COS associated with NDC ePREMIS growth, $1.0 million increase in Depreciation and Amortization expense from new products coming on line, and a $1.7 million increase in the segment’s share of corporate SG&A costs. Operating Income in the Hospital Solutions segment decreased $2.2 million or 8.5%, to $23.7 million in fiscal 2004 from $25.9 million in fiscal 2003. This decrease was due to lower revenue of $2.0 million, a $0.7 million increase in the segment’s share of corporate SG&A costs, a $1.0 million increase in Depreciation and Amortization expense from new products coming on line, and decreased COS of $2.1 million associated with the reduction in statement printing cost.

Operating Income in the Physician Solutions segment increased $1.3 million, or 21.3%, to $7.4 million in fiscal 2005 from $6.1 million in fiscal 2004. This increase was due to lower SG&A expense combined with higher deferred revenue recognized from the prior year of $3.2 million. Operating Income in the Physician

Solutions segment increased $0.6 million or 10.9%, to $6.1 million in fiscal 2004 from $5.5 million in fiscal 2003. This increase was due to a positive effect from restructuring of $1.8 million offset by an increase in systems reserves for bad debt combined with lower revenue.

Operating Income in the Information Management segment decreased $4.4 million, or 35.2%, to $8.1 million in fiscal 2005 from $12.5 million in fiscal 2004. Operating Income in the Information Management segment decreased $9.8 million, or 43.9%, to $12.5 million in fiscal 2004 from $22.3 million in fiscal 2003. The decrease in both periods was the result of increased segment data costs and COS as discussed above and an increase in the segment share of corporate SG&A expenses.

Operating Loss in Other was $6.7 million in fiscal 2005 and $2.8 million in fiscal 2004, and is related to Restructuring, Special Governance and Other Charges that are not attributable to a specific segment, including expenses related to certain legal and governance costs discussed above.

Other Income (Expense)

(In millions)
	2005	2004	2003
Interest and Other Income	$0.5	$0.5	$2.1
Interest and Other Expense	(25.5)	(27.6)	(21.7)
Early Extinguishment of Debt	—	(0.1)	(2.4)
Loss Related to Investments	—	(4.5)	(14.5)

Total	$(25.0)	$(31.7)	$(36.5)

Interest and Other Income is derived primarily from interest earned in overnight money market funds.

Interest and Other Expense consists of interest expense, amortization of debt issuance costs and other miscellaneous non-operating expense. Interest and Other Expense decreased $2.1 million, or 7.6%, to $25.5 million in fiscal 2005 from $27.6 million in fiscal 2004, due to reduced borrowings. Interest and Other Expense increased $5.9 million, or 27.2%, to $27.6 million in fiscal 2004 from $21.7 million in fiscal 2003. This increased interest expense in fiscal 2004 was due to the additional debt and higher weighted average rates being in place in fiscal 2004.

During the fourth quarter of fiscal 2004, we made the decision to de-emphasize our efforts in new physician e-prescribing activities. We will continue to leverage our market leadership to help connect pharmacies to physician interface providers. This is the portion of e-prescribing where we currently bring the greatest strength, and intend to concentrate our physician market efforts on our high-margin systems and EDI businesses. Due to this strategic decision, we incurred a non-cash charge of $4.5 million, or $0.12 per diluted share, to write down our investment in an e-prescribing company.

As of May 27, 2005, our total investment in this entity was approximately $5.0 million. We are currently amortizing our prepaid asset through the end of our agreement (December 2008). Since the e-prescibing industry is an emerging industry, it is difficult to predict which companies will be successful. We continue to monitor the realizability of our investment and prepaid license fees. If their company does not succeed, we could record a significant impairment to this asset in a future fiscal period.

The loss in 2003 relates to the write-down of our investment in Medunite to its fair value.

Provision for Income Taxes

Our estimated continuing effective tax rate in fiscal 2005, 2004, and 2003 was 29.9%, 40.6%, and 38.8% respectively. More information on Income Taxes can be found in Note 10 of the Notes to our Consolidated Financial Statements. We expect our effective tax rate to increase to approximately 39% for the next fiscal year.

The decrease in our effective tax rate in fiscal year 2005 was primarily the result of additional federal income tax credits for research and experimentation recognized in fiscal 2005 and true-up adjustments for prior years taxes including certain issues settled with respect to our fiscal 2001 IRS audit.

Discontinued Operations

During the fourth quarter of fiscal 2004, NDCHealth management performed a review of our European businesses to determine alternatives to mitigate the losses associated with these operations. In May 2004, management recommended and our Board of Directors approved the sale of these European businesses. In October 2004, the Company completed the sale of its United Kingdom business and recorded a gain on this sale of $1.7 million. In May 2004, the Company had recorded a $7.2 million after-tax write down of its United Kingdom operations’ equity investment in a joint venture.

In June 2005, we completed the sale of our German business for $14 million. These proceeds were less than what we had previously expected to receive from this sale; therefore, we wrote down the carrying value of these assets by $7.3 million and $22.2 million in the fourth quarter and full year of fiscal 2005, respectively.

In addition, we sold our Pharmacy Benefit Services (“HealthTrans”) and our Canadian transaction processing business in the fourth fiscal quarter of 2005. We recorded a $2.6 million and $1.3 million pre-tax gain on these sales, respectively.

Accordingly, our financial statements have been prepared with the net assets and liabilities, results of operations, and cash flows of these operations displayed separately as Discontinued Operations with all historical financial statements restated to conform to this presentation.

In the fourth quarter of 2005, we were also notified by the Internal Revenue Service (“IRS”) that the Company’s settlement offer for certain items in its fiscal 2001 tax return, including a worthless stock loss deduction taken related to the Company’s divestiture of its management services business, was accepted. The Company reversed $3.2 million and $0.5 million of excess valuation allowance and tax contingency reserves, respectively, in the fourth quarter of fiscal 2005.

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

Net cash provided by operating activities was $40.0 million in fiscal 2005, a $58.4 million decrease from the $98.4 million of cash provided by operating activities in fiscal 2004.

Net cash provided by operating activities was negatively impacted by a reduction in the income from continuing operations adjusted for non-cash items and an increase in use of working capital. We used cash of

$21.4 million in increasing working capital in fiscal 2005 compared to a provision of $7.2 million in cash from working capital in fiscal 2004. Significant differences between fiscal 2005 and fiscal 2004 are accounts receivable, accounts payable and accrued liabilities, and deferred revenue. Collectively, these changes in working capital used $25.2 million of cash in fiscal 2005 and provided $12.5 million of cash in fiscal 2004. Changes in working capital are the result of the timing of payments to our vendors and the timing difference between billing customers for services as required by their contracts and our recognition of related revenue. Accounts receivable provided $4.4 million of cash in fiscal 2005 and used $7.8 million of cash in fiscal 2004. Accounts payable and accrued liabilities used $7.0 million of cash in fiscal 2005 compared to providing $8.9 million in fiscal 2004. During fiscal 2005, we have made an effort to improve the working relationship with our vendors and therefore reduced the number of days our payables remain outstanding. Deferred revenue used $22.7 million in fiscal 2005 compared to providing $11.5 million in fiscal 2004, which primarily resulted from the prepayment of services for certain of our larger customers in fiscal 2004.

Due to the Company’s net operating loss carryforward position, cash payments related to income tax were limited to certain state and local jurisdictions which provide no or limited net operating loss carryforward opportunities. The Company’s net operating loss carryforwards increased in fiscal 2005 primarily due to the favorable tax treatment of certain items arising from our Continuing Operations (primarily the deductibility of research and development costs and accelerated depreciation on fixed assets). These favorable tax items had the effect of increasing our net operating loss carryforward by approximately $5 million but had no effect on our net assets as the increase in deferred tax assets (net operating loss carryforwards) was offset by an increase in deferred tax liabilities (property, plant & equipment). The Company’s net deferred tax assets increased during the year primarily due to adjustments of certain tax attributes related to purchase accounting entries associated with prior acquisitions and the creation of federal tax credit carryforwards. We expect fiscal 2006 cash payments for income taxes to be minor due to continued utilization of NOL’s.

The nature of an information services business is such that it requires a substantial continuing investment in data, technology equipment and product development in order to expand the business. Creation of new and enhanced products is the engine of growth for NDCHealth and we continue to invest in our future growth through a focus on product development. Historically, we have also expanded our business through acquisitions and strategic investments in other businesses. The cash we use to expand our business is shown as Net cash used in investing activities. Capital expenditures, which reflect our investment in equipment and product development such as capitalized software costs described above, were $31.2 million in fiscal 2005, including $23.0 million in capitalized software costs and $3.8 million in capitalized interest; and $38.4 million in fiscal 2004, including $30.6 million in capitalized software costs and $3.1 million in capitalized interest. Capital expenditures were funded from cash from operations in both years. As we continue the launch of new products in fiscal 2006, we expect a similar level of capital expenditures as in 2005 while improving our revenue growth, gross profit and ultimately, cash flow.

We used $2.9 million of cash in fiscal 2005 for payment of the annual premium and benefits of a Supplemental Executive Retirement Plan (“SERP”) for certain executives, all of whom are either retired or no longer with the Company, and for payment of other miscellaneous investments.

We currently have in place a $225 million senior credit facility, consisting of a $100 million five-year revolving credit facility and a $125 million six-year term loan, and have $200 million in senior 10 1/2% subordinated notes due 2012 outstanding. Details of our indebtedness are described below. We believe that our current level of cash on hand, future cash flows from operations, and our credit facility are sufficient to meet our operating needs in fiscal 2006. As of May 27, 2005, the fair market value of the notes was approximately $212.0 million.

The credit facility has been amended eight times for the purpose of reducing interest rate and relaxing certain covenants to provide us added flexibility. The $100 million revolving credit facility is available for working capital and general corporate purposes and has a variable interest rate based on market rates. The $125 million term loan has a variable interest rate tied to LIBOR. During fiscal 2005, we borrowed $88.5 million and repaid $59.4 million under the revolving credit facility. As of May 27, 2005, $29.1 million was outstanding under the revolving credit facility. During the first quarter of fiscal 2006, we borrowed an additional $10.0 million under the revolving credit facility. As of May 27, 2005, $41.4 million was outstanding under the term loan, which has been reduced by $10.6 million in the first quarter of fiscal 2006. The average debt outstanding under the credit facility during fiscal 2005 was $68.8 million, which bore interest at a weighted average annual interest rate of 5.03%.

Borrowings under the credit facility bear interest, at our option, at a rate based on either (1) the applicable margin plus the base rate, which is the higher of the per annum rate, which the administrative agent publicly announces from time to time to be its prime lending rate, and the federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.5%, or (2) the applicable margin plus a one, two, three or six-month “LIBOR” rate. The applicable margin was amended to incorporate changes in debt coverage ratios and debt ratings with respect to term loan and revolving credit borrowings, and is a percentage per annum equal to 2.00% for base rate borrowings and 3.00% for LIBOR borrowings. The applicable margin with respect to borrowings under the revolving credit facility is a percentage per annum equal to 1.75% for base rate borrowings and 2.75% for LIBOR borrowings. The applicable margin is subject to adjustments based on our debt rating and financial performance. Under the credit agreement there is no cap on the interest rate applicable to the term loan or the revolving credit facility.

The credit facility contains certain financial and non-financial covenants customary for financings of this nature. As of May 27, 2005, we were in compliance with all restrictive covenants. The Company expects to be in compliance with these financial covenants for the next twelve months.

Mandatory prepayments of the credit facility are required after 90 days following the end of each fiscal year beginning fiscal year 2004. NDCHealth is obligated to prepay an aggregate principal amount of the loans, and cash collateralize any Letter of Credit obligations in an amount equal to: (i) 75% of excess cash flow for such fiscal year if the consolidated total leverage ratio is greater than 2.00:1.00 at the end of such fiscal year, and (ii) 50% of such excess cash flow for such fiscal year if the consolidated total leverage ratio is less than or equal to 2.00:1.00 at the end of the fiscal year. Each such payment shall be applied ratably first to the term facility pro rata to the scheduled amortization payments until all are paid in full and second to the revolving credit facility. A mandatory prepayment of $27.5 million was made in August 2004 based on fiscal 2004 earnings. No mandatory prepayment is due based on fiscal 2005 earnings and due to payments already made during the year.

We believe that free cash flow, defined as net cash provided by operating activities less capital expenditures and dividends paid, is a meaningful measure of our ability to generate cash for reducing our level of debt. Free cash flow is not a Generally Accepted Accounting Principle (“GAAP”) measurement and may not be comparable to free cash flow reported by other companies.

(In thousands)	Fiscal year ended May 27, 2005	Fiscal year ended May 28, 2004
Net cash provided by operating activities	$39,960	$98,419
Capital expenditures	(31,200)	(38,441)
Dividends paid	(2,880)	(5,694)

Free cash flow	$5,880	$54,284

Stock activities provide us an additional source of liquidity. Stock activities are primarily related to the exercises of employee stock options and issues under the employee stock purchase plan. In fiscal 2005 and 2004, issuance of shares of our common stock generated $0.4 million and $9.3 million, respectively. Although the issuance of additional shares provides us with liquidity, it results in a dilution of each individual stockholder’s equity. Another use of cash is the payment of dividends which totaled $2.9 million in fiscal 2005 and $5.7 million in fiscal 2004. The Board of Directors determined on April 5, 2005 to suspend its cash dividend in order to use available cash to reduce debt outstanding.

Discontinued operations provided $19.9 million of cash in fiscal 2005, including $28.3 million of sale proceeds, net of $8.3 million of operating uses of cash, and used $8.1 million in fiscal 2004, and used $8.8 million in fiscal 2003.

A summary of our contractual obligations are presented below:

(In millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	5 years and over
Long-term debt	$270.6	$31.5	$39.1	$—	$200.0
Capital lease obligations	0.2	0.1	0.1	—	—
Operating leases	54.6	13.4	21.4	19.8	—
Purchase obligations	56.7	54.2	2.5	—	—
Interest	164.7	24.2	67.0	63.0	10.5

Total contractual obligations	$546.8	$123.4	$130.1	$82.8	$210.5

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of May 27, 2005.

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

Revenue

Although we have several sources of revenue, in all cases, in accordance with criteria set forth in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” SOP No. 97-2, “Software Revenue Recognition,” and other authoritative literature, we recognize revenue when persuasive evidence of an arrangement exists, the sales price is fixed or determinable, delivery and performance has occurred, and collectibility is reasonably assured. The most variable of these factors among our various businesses is determining when delivery and performance has occurred. Additionally, we have adopted the provisions of Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting on a prospective basis.

Within our Pharmacy Services and Systems, and our Hospital solutions segments, the primary source of revenue is transaction fees charged for network services. We provide these services to our pharmacy, hospital, physician, and payer customers. These fees are generally based on the volume of services we provide to each individual customer. In most instances, this fee is charged per transaction, and type of transaction while in some instances these services are provided to large customers for a fixed monthly fee, regardless of each month’s actual transaction volume for a portion of the contract term. We have begun the rollout of hosted web browser based applications for our pharmacy and hospital customers. The per transaction or per store charges for these services includes charges for the use of the application software, network, and other value added services. Revenue for these services is recognized each month as the services are rendered.

Additionally, we receive revenue from software licenses and related maintenance and support agreements. SOP No. 97-2, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” provide guidance on applying accounting principles generally accepted in the United States for software revenue recognition transactions. We recognize revenue based on these authoritative statements.

Revenue from the sale of bundled software licenses and implementation services are recognized on the date that the software is in operation at the customer site where vendor specific objective evidence (“VSOE”) has been established for the undelivered elements of the customer contract, which typically is maintenance. In these cases, the maintenance revenue is recognized over the term of the maintenance contract. Where VSOE cannot be established for undelivered elements within the contract, all the arrangement’s revenue is deferred until the sooner of delivery of the last element or VSOE is determinable for all of the undelivered elements.

We generally license one of two types of software. The most common software type performs functions such as scheduling and billing and is used by our customers to manage their businesses and connect to our network. Because this type of software has stand alone functionality (meaning that connection to our network is not required for the software to be functional), we recognize revenue for sales of products of this type that are customer installed when the product is shipped. For products of this type that are installed by one of our affiliates or us, we recognize revenue when the software is installed. The other type of software is used by our customers to process transactions through our network. Because this software provides value to our customers only to the extent that they are utilizing our network services, revenue is recognized over the estimated life of the network services contract rather than when the software is installed. In instances where revenue is recognized over the term of a contract, or we have contractual minimums, and we incur discrete incremental costs in providing the initial deliverable, we defer these costs and recognize them ratably over the contract term.

We provide software maintenance and customer support to our customers on both an as needed and a contracted long-term basis. Services provided outside a maintenance contract are on an as requested basis and revenue is recognized as the services are provided. Revenue for services provided on a contracted long-term basis is recognized ratably over the terms of the contract.

Within our Physician Solutions segment the primary source of revenue is from the sale of customer installed software. Revenue related to our software is generally recognized when the product is shipped.

The majority of our physician systems are sold indirectly through value added resellers, or VARs. We record revenue when the product is shipped to the VAR. The Company’s historical practice had been to allow our VARs the ability to return unused, unopened product in exchange for certain new products. Because the Company had the ability to estimate the amount of the product returns, we recorded revenue in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” We recorded revenue when our products were shipped and established a returns reserve against revenue for the estimated amount of products we calculated would be returned during that product’s life cycle. No cash refunds were allowed for products sold. Beginning on February 26, 2005, we no longer allow VARs to exchange products except when both the purchase and associated exchange of products occur within the same fiscal quarter that a new software version is released. Therefore, reserve for exchanges is no longer required to be recorded. We recorded a benefit of $1.6 million in revenue and $1.3 million in operating income in the third quarter from the utilization of our exchange reserve.

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

Our database information reporting products and services are typically delivered over a period of time with multiple deliverables. We have not established fair value for our various products or services. We defer revenue until all products have started to be delivered and the revenue from the entire contract is recognized ratably over the remaining term of the contract, which is typically one to three years.

Consulting services are typically structured as fixed price service contracts. Revenue for these services is primarily recognized upon completion of the contract. Historically, the Company recognized revenue from its consulting services for its IHR product lines within the Information Management segment upon the completion of performance milestones established within its contracts. Upon the adoption of EITF 00-21, since the Company had not established evidence of the relative fair values of the individual components of certain of its contracts; we were required to account for these consulting service contracts as one unit of accounting. The adoption of this pronouncement resulted in a $3.9 million reduction in revenue in fiscal year 2004 which was deferred for recognition at the end of the contracts in fiscal 2005. If it is determined that we will incur a loss on a contract, the loss is recognized at the time of determination.

Capitalized software

We have two types of capitalized software: 1) Software that we develop for sale to our customers (shown as Capitalized External Use Software) and 2) software that we develop for internal use in providing services to our customers (included in Property and Equipment). The costs associated with developing software are capitalized differently depending on whether the software is for sale or for internal use. In each instance, in accordance with SFAS 86 or SOP 98-1, respectively, costs are capitalized only when the project has reached the point of technological feasibility or the application development stage. Costs incurred prior to this point are charged to earnings as research and development expense.

For software sold to our customers, we capitalize both direct and indirect development costs such as programmers’ salaries and benefits, outside contractor costs, computer time, and allocated facility costs. Completed projects capitalized under SFAS 86 are amortized after reaching the point of general availability using the greater of the amount computed using the straight-line method or the ratio that current revenues bear to the total of current and anticipated revenues, based on the estimated useful life of the project. The life used for amortization is based on the projected period of time that we will sell the product, typically three to five years.

For software used internally, only direct development costs such as programmers’ salaries and benefits, and fees paid to others for development are capitalized. Completed projects capitalized under SOP 98-1 are amortized using the straight-line method. The life used for amortization is based on the projected period of time that we will use the software to provide services, typically five years.

As the process for developing software changes, it is possible that the achievement of technological feasibility, as defined in SFAS 86, will be later in the development cycle. This would result in a greater amount of application development costs to be recorded as expense.

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

Our investments in privately held entities are accounted for under the cost, equity, or consolidation method, whichever is appropriate for the particular investment. The appropriate method is determined by our ability to exercise significant influence over the investee, through either quantity of voting stock or other means. We regularly review our investments for impairment issues and propriety of current accounting treatment. The primary method we use to determine whether or not an impairment issue exists is to compare the valuation of our investment with the underlying value of the entity in which we have an investment. We determine the underlying value of the entity based on a number of factors, including the execution of business strategy and the steps that it has and is taking in the execution of that strategy, and the entity’s subsequent financing activity. If we determine that an impairment issue exists, we would realize the loss in Other Income (Expense) in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

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

SFAS 142, “Goodwill and Other Intangible Assets,” requires that goodwill no longer be amortized but be reviewed for impairment on a regular basis. The goodwill impairment test has two steps. The first step is to compare the fair value of each reporting unit with its book value. Our reporting units for goodwill testing are defined as our Pharmacy Services and Systems, Hospital Solutions, and Physician Solutions and Information Management segments. If the estimated current value of future cash flows of any reporting unit is calculated as being lower than its book value, the second step would be to calculate the possible impairment by comparing the implied fair value of goodwill with the carrying amount. Any impairment would require a non-cash charge to earnings in the period in which the impairment was identified.

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

Allowance for Doubtful Accounts

Allowance for doubtful accounts reflects management’s estimate of probable losses based principally on experience and specific review and analysis. All accounts or portions thereof deemed to be uncollectible or to require excessive collection costs are written off against the allowance.

Recently Issued Accounting Pronouncements

There are a number of new accounting pronouncements that may impact our financial results. These are described in Note 2 of the Notes to Consolidated Financial Statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have performed a sensitivity analyses over the near term regarding the risks listed below. Based on these sensitivity analyses, we are not exposed to, nor do we anticipate any, material market risk from changes in interest rates, foreign currency rates and/or NDCHealth equity prices.

Interest Rate

We have a credit facility that has variable interest rates for Eurodollar and other floating rate advances based on the LIBOR, Prime Rate, or Federal Funds rate, in each case plus applicable margin. Accordingly, we are exposed to the impact of interest rate movement. We have performed an interest rate sensitivity analysis over the near term with a 10% change in interest rates. Based on this analysis, our Net Income would be impacted by approximately $0.3 million. There is speculation that floating interest rates could rise 100 to 200 basis points in the next one to two years. This level of interest rate increase would increase our interest expense $0.7 million to $1.4 million annually.

Foreign Currency Risk

We currently have one operating location in British Columbia, Canada, which represents a small portion of our operations. Because we have discontinued all other foreign operations, with the exception of the small exposure in Canada, we do not anticipate any material foreign exchange rate risk from changes in foreign currency rates. We have performed a foreign exchange sensitivity analysis over the near term with a 10% change in foreign exchange rates. Based on this analysis, our Net Income would be impacted by approximately $0.1 million. As described in Discontinued Operations under Item 7, we have discontinued all foreign operations in the UK and Germany and no longer have any foreign exchange rate risk in those countries.

Pension Plan

We have a noncontributory defined benefit pension plan which covers substantially all of our United States employees who had met the plan’s eligibility provisions as of May 31, 1998. The annual pension expense that we recognize in accordance with SFAS No. 87, “Employer’s Accounting for Pensions,” is based on assumptions of key variables including discount rate and the expected long-term rate of return on plan assets. The selection of assumptions involves significant judgment. In selecting the long-term return on asset and discount rate we consider both current market conditions and expected future market trends, including equity market performance and changes in interest rates. Due to changes in the extended outlook of the investment markets, we reduced the long-term return on asset assumption to 8.0% from 10.0% effective March 1, 2003. In addition, due to changes in the interest rate environment, we reduced the discount rate to 6.0% from 6.5% effective May 27, 2005. Effective July 1, 2003, pension benefits were frozen based on current compensation levels.

We have a significant portion of our pension related investment portfolio in long-term stock holdings. We also hold a portion of the investment balance in bonds and other instruments, which are directly influenced by changes in interest rates. This means that a change in prevailing interest rates may cause the fair value of the investments to fluctuate. We have performed a sensitivity analysis for changes in the assumed discount rate and expected long-term rate of return on plan assets. Based on this analysis, a 0.50 percentage point change in the assumed discount rate or return on plan assets would impact our annual Net Income by approximately $0.1 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of NDCHealth Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, included at Item 9A, that NDCHealth Corporation (the “Company”) did not maintain effective internal control over financial reporting as of May 27, 2005, because of the effect of the material weaknesses identified in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NDCHealth Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

Revenue Recognition and Billing Processes. As of May 27, 2005, material weaknesses existed related to ineffective controls over the Company’s revenue recognition and billing processes resulting from: the lack of documented controls over recording revenue including the timely and accurate billing of accounts, the lack of personnel with sufficient skills and experience to properly record revenue from multi element arrangements, the lack of controls over recording certain credit card transactions, the lack of controls over authorization and recording credit memos, and the lack of controls over recording unbilled accounts receivable.

As a result of these control deficiencies, management recorded material adjustments to the revenue, accounts receivable and deferred revenue accounts during the fiscal year ended May 27, 2005. These control deficiencies could result in misstatements of revenue, deferred revenue, and accounts receivable balances that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Financial Statement Close Process. As of May 27, 2005, material weaknesses existed related to the Company’s financial statement close process resulting from: the lack of adequate policies and procedures with respect to preparing journal entries and reconciling certain significant accounts, the lack of personnel with sufficient skills and experience to properly prepare journal entries and account reconciliations, the lack of controls over preparing financial statement footnotes and calculating earnings per share, and the lack of adequate processes, procedures, controls, reviews and approval procedures to ensure that financial statements generated for external purposes are prepared in accordance with generally accepted accounting principles.

These control deficiencies related to the financial statement close process affect all of the Company’s significant accounts. As a result of these control deficiencies, management recorded material adjustments to the financial statements during the fiscal year ended May 27, 2005. These control deficiencies could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Accounting for income taxes. As of May 27, 2005, a material weakness existed related to the Company’s accounting for income taxes resulting from a lack of procedures and controls related to the preparation and review of the tax provisions designed to ensure that the deferred tax provision and deferred tax asset and liability balances were accurate and determined in accordance with generally accepted accounting principles.

This control deficiency resulted in material adjustments to the Company’s fiscal 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the tax provision and deferred tax asset and liability balances that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2005 financial statements, and this report does not affect our report dated August 10, 2005 on those financial statements.

In our opinion, management’s assessment that NDCHealth Corporation did not maintain effective internal control over financial reporting as of May 27, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, NDCHealth Corporation has not maintained effective internal control over financial reporting as of May 27, 2005, based on the COSO control criteria.

/s/ Ernst & Young LLP

Atlanta, Georgia

August 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and     Stockholders of NDCHealth Corporation.

We have audited the accompanying consolidated balance sheets of NDCHealth Corporation and subsidiaries as of May 27, 2005 and May 28, 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended May 27, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NDCHealth Corporation and subsidiaries at May 27, 2005 and May 28, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 27, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NDCHealth Corporation and subsidiaries’ internal control over financial reporting as of May 27, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 10, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal controls over financial reporting.

As described in Note 2 to the accompanying consolidated financial statements, in 2003, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 14 and Technical Corrections.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

August 10, 2005

NDCHealth Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(In thousands, except per share data)	May 27, 2005	May 28, 2004	May 30, 2003

Revenue	$387,558	$395,815	$400,733

Operating Expenses:
Cost of Service	200,441	194,206	192,702
Sales, General and Administrative	98,828	92,013	85,352
Depreciation and Amortization	39,902	35,598	29,831
Restructuring, Special Governance and Other Charges	14,977	6,068	5,058

	354,148	327,885	312,943

Operating Income	33,410	67,930	87,790

Other Income (Expense):
Interest and Other Income	460	467	2,067
Interest and Other Expense	(25,406)	(27,567)	(21,739)
Loss Related to Investments	—	(4,475)	(14,455)
Early Extinguishment of Debt	—	(143)	(2,359)

	(24,946)	(31,718)	(36,486)

Income from Continuing Operations before Income Taxes	8,464	36,212	51,304
Provision for Income Taxes	2,534	14,709	19,925

Income from Continuing Operations	5,930	21,503	31,379
Loss from Discontinued Operations	(12,569)	(14,652)	(2,194)

Net Income (Loss)	$(6,639)	$6,851	$29,185

Basic Earnings (Loss) Per Share:
Income from Continuing Operations	$0.17	$0.61	$0.91

Discontinued Operations	$(0.35)	$(0.42)	$(0.06)

Total	$(0.19)	$0.20	$0.84

Weighted Average Shares Outstanding	35,708	35,101	34,591
Diluted Earnings (Loss) Per Share:
Income from Continuing Operations	$0.16	$0.60	$0.90

Discontinued Operations	$(0.35)	$(0.41)	$(0.06)

Total	$(0.18)	$0.19	$0.84

Weighted Average Shares Outstanding	35,957	35,847	34,941

The accompanying notes are an integral part of these Consolidated Financial Statements.

NDCHealth Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended
	May 27, 2005	May 28, 2004	May 30, 2003
Cash flows from operating activities:
Net income (loss)	$(6,639)	$6,851	$29,185
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Loss on discontinued operations	12,569	14,652	2,194
Loss related to investments	—	4,475	14,455
Non-cash restructuring and other charges	547	453	2,283
Depreciation and amortization	39,902	35,598	29,831
Deferred income taxes	2,417	15,346	16,068
Allowance for doubtful accounts	7,224	8,926	6,283
Other, net	5,300	4,877	6,118

Total	61,320	91,178	106,417

Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	4,397	(7,834)	(7,658)
Prepaid expenses and other assets	4,272	(2,756)	(19,609)
Accounts payable and accrued liabilities	(6,957)	8,928	(4,392)
Accrued interest	(399)	(2,550)	12,461
Deferred revenue	(22,673)	11,453	8,987

Total	(21,360)	7,241	(10,211)

Net cash provided by operating activities	39,960	98,419	96,206

Cash flows from investing activities:
Capital expenditures—Property Acquisitions	(15,626)	(15,435)	(22,051)
Capital expenditures—Capitalized External Use Software	(15,574)	(23,006)	(21,021)
Proceeds from the sale of equipment	1,966	3,187	—
Acquisitions and other investing activities	(2,919)	(20,446)	(111,246)

Net cash used in investing activities	(32,153)	(55,700)	(154,318)

Cash flows from financing activities:
Net repayments/ borrowings under lines of credit	29,100	—	(91,000)
Principal payments under long-term debt arrangements	(61,174)	(26,433)	(7,799)
Net cash (used in) provided by refinancing activities	—	(399)	168,006
Net proceeds from stock activities	415	9,273	4,634
Dividends paid	(2,880)	(5,694)	(5,568)

Net cash (used in) provided by financing activities	(34,539)	(23,253)	68,273

Cash provided by divestiture of discontinued operations	28,274	—	—
Net cash used in discontinued operations	(8,337)	(8,061)	(8,769)

(Decrease) increase in cash and cash equivalents	(6,795)	11,405	1,392
Cash and cash equivalents, beginning of period	24,585	13,180	11,788

Cash and cash equivalents, end of period	$17,790	$24,585	$13,180

The accompanying notes are an integral part of these Consolidated Financial Statements.

NDCHealth Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
	May 27, 2005	May 28, 2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$17,790	$24,585
Accounts Receivable (Less Allowance of $6,603 and $7,236, respectively)	50,977	62,169
Prepaid Expenses	22,777	25,287
Deferred Income Taxes	6,214	3,476
Other Current Assets	8,843	11,759
Assets of Discontinued Operations	36,245	89,611

Total Current Assets	142,846	216,887

Property and Equipment, Net	69,842	77,757
Capitalized External Use Software Held For Sale, Net	68,474	61,567
Goodwill	351,474	356,928
Intangible Assets, Net	61,886	71,760
Debt Issuance Cost	11,496	12,963
Deferred Income Taxes	18,350	15,092
Other Assets	25,299	22,561

Total Assets	$749,667	$835,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-term Debt	$31,529	$33,511
Trade Accounts Payable	24,033	29,334
Accrued Compensation and Benefits	9,901	6,034
Accrued Interest	10,524	10,923
Other Accrued Liabilities	34,772	30,403
Deferred Revenue	33,795	53,801
Liabilities of Discontinued Operations	11,967	37,894

Total Current Liabilities	156,521	201,900

Deferred Revenue	4,602	7,208
Other Non-current Liabilities	26,789	29,225
Long-term Debt	239,255	269,347

Total Liabilities	427,167	507,680

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred Stock, par value $1.00 per share; 1,000,000 shares authorized, none issued	—	—
Common Stock, par value $.125 per share; 200,000,000 shares authorized; 36,210,808 and 36,006,641 shares issued, respectively.	4,526	4,501
Capital in excess of par value	248,446	245,314
Retained Earnings	70,907	80,426
Deferred Compensation	(5,039)	(7,694)
Other Comprehensive Income	3,660	5,288

Total Stockholders’ Equity	322,500	327,835

Total Liabilities and Stockholders’ Equity	$749,667	$835,515

The accompanying notes are an integral part of the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

NDCHealth Corporation and Subsidiaries

(In thousands, except per share data)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)
						Unrealized Holding Gain (Loss)	Cumulative Translation Adjustment	Pension Liability Adjustment	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at May 31, 2002	34,644	$4,330	$212,026	$55,652	$(6,743)	$(129)	$(3,583)	$(3,027)	$258,526
Comprehensive income
Net income				29,185					29,185
Cumulative translation adjustment							10,807		10,807
Pension liability adjustment								(3,805)	(3,805)
Unrealized holding loss						127			127

Total comprehensive income									36,314

Cash dividends ($0.16 per share)				(5,568)					(5,568)
Intrinsic Value of Stock Options-repricing /amortization			748		(434)				314
Stock issued, cancelled, and exercised	245	31	2,918		1,715				4,664
Tax benefit from exercise of stock options			464						464
Amortization of deferred compensation					1,161				1,161

Balance at May 30, 2003	34,889	4,361	216,156	79,269	(4,301)	(2)	7,224	(6,832)	295,875
Comprehensive income
Net income				6,851					6,851
Cumulative translation adjustment							5,044		5,044
Pension liability adjustment								(148)	(148)
Unrealized holding loss						2			2

Total comprehensive income									11,749

Cash dividends ($0.16 per share)				(5,694)					(5,694)
Stock issued for acquisition	381	48	9,952						10,000
Intrinsic Value of Stock Options-repricing /amortization					314				314
Stock issued, cancelled, and exercised	737	92	12,592		(3,316)				9,368
Restricted stock Units			2,269		(2,269)				—
Warrants			4,364						4,364
Tax benefit from exercise of stock options			(19)						(19)
Amortization of deferred compensation					1,878				1,878

Balance at May 28, 2004	36,007	4,501	245,314	80,426	(7,694)	—	12,268	(6,980)	327,835
Comprehensive income (loss)
Net loss				(6,639)					(6,639)
Cumulative translation adjustment							62		62
Pension liability adjustment								(1,690)	(1,690)

Total comprehensive income (loss)									(8,267)

Cash dividends ($0.08 per share)				(2,880)					(2,880)
Intrinsic Value of Stock Options-repricing /amortization					121				121
Stock issued, cancelled, and exercised	204	25	298		(29)				294
Restricted stock Units			639		(639)				—
Tax benefit from exercise of stock options			2,195						2,195
Amortization of deferred compensation					3,202				3,202

Balance at May 27, 2005	36,211	$4,526	$248,446	$70,907	$(5,039)	$—	$12,330	$(8,670)	$322,500

The accompanying notes are an integral part of these Consolidated Financial Statements.

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of Operations

NDCHealth Corporation (“NDCHealth”, the “Company,” or “we” and other similar pronouns) conducts its business through four segments: Pharmacy Services and Systems, Hospital Solutions, Physician Solutions, and Information Management. Pharmacy Services and Systems provides claims transaction processing and sophisticated claims editing solutions for retail pharmacy operations, and also supplies application systems for retail, mail order and managed care pharmacy operations. Pharmacy Services and Systems also provide independent, regional and national chain and mail-order pharmacies our claims management solutions, pharmacy management system solutions, and decision support and revenue management solutions. Hospital Solutions provides revenue cycle management to approximately 1,800 hospital and health system customers by offering our customers software and services solutions that provide workflow management offerings and support for many transactions. Our hospital solution set provides tools to allow our customers to manage the claims and remittance process, accelerate and improve cash flow, reduce bad debt, track accounts receivable and costs, and improve productivity. Physician Solutions provides small-office physicians with resources necessary to streamline billing and other internal processes such as scheduling, increasing productivity and optimizing accurate reimbursement. We offer our physician customers enhanced practice management capabilities, electronic commerce solutions, and interactive training. Our physician solutions include NDC Medisoft, NDCLytec, NDCConcept, and NDC Electronic Claims Processing. The Information Management segment provides data products and solutions primarily to pharmaceutical manufacturers.

Note 2—Summary of Significant Accounting Policies

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

In March and April 2005, we sold our Pharmacy Benefit Services and Canadian businesses, respectively. In May 2004, we made the decision to divest our European businesses. In October, 2004 and June, 2005, we sold our UK and Germany companies, respectively. As a result of the sale of these businesses, our financial statements have been prepared with these businesses’ net assets, results of operations, and cash flows displayed separately as Discontinued Operations with all historical financial statements restated to conform to this presentation, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Starting in the fourth quarter of fiscal year 2005, we changed our management structure and the internal reporting of financial results to have better focus on our four key operating segments. As a result of these changes, we determined that we now have four reportable segments: Pharmacy Services and Systems, Hospital Solutions, Physician Solutions and Information Management. All prior year results have been changed to reflect this change in our reporting segments. See Note 13—Segment Information for more detail on these four reporting segments.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make other estimates and assumptions. These estimates and assumptions

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Effective May 31, 2003, the Company prospectively adopted the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service.

Within our Pharmacy Services and Systems and Hospital Solutions segments, the primary source of revenue is transaction fees charged for network services. In instances where we host web browser-based applications for our customers, fees charged per transaction include the use of the application software, network, and other value added services. Revenue for these services is recognized each month as the services are provided.

Additionally, we receive revenue from the sale of software licenses and subscription fees from related maintenance and support agreements. Revenue related to software utilized by the customer to process transactions through our network is recognized ratably over the estimated life of the network services relationship beginning on the date of customer acceptance of the software. In instances where revenue is deferred over the term of a contract and we incur discrete incremental costs in providing the initial deliverable, we defer these costs and recognize them ratably over the estimated life of the network services relationship. Revenue related to software with stand alone functionality that is installed by one of our affiliates or us is recognized upon the date that the software is in operation at the customer site where vendor specific objective evidence of fair value (“VSOE”) has been established for the undelivered elements of the customer contract, which typically is maintenance and customer support. In these cases, the maintenance and customer support revenue is recognized over the term of the contract. If VSOE cannot be established for any of the undelivered elements, all the arrangement’s revenue is deferred until the sooner of delivery of the last element or VSOE is determinable for all of the undelivered elements.

Within our Physician Solutions segment the primary source of revenue is from the sale of customer installed software. Revenue related to our software is generally recognized when the product is shipped or installed.

The majority of our physician systems are sold indirectly through value added resellers, or VARs. We record revenue when the product is shipped to the VAR. The Company’s historical practice had been to allow our VARs the ability to return unused, unopened product in exchange for certain new products. Because the Company had the ability to estimate the amount of the product returns, we recorded revenue in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” We recorded revenue when our products were shipped and established a returns reserve against revenue for the estimated amount of products we calculated would be returned during that product’s life cycle. No cash refunds were allowed for products sold. Beginning on February 26, 2005, we no longer allow VARs to exchange products except when both the purchase and associated exchange of products occur within the same fiscal quarter that a new software version is released. Therefore, reserve for exchanges is no longer required to be recorded. We recorded a benefit of $1.6 million revenue and $1.3 million in operating income in the third quarter from the utilization of our exchange reserve.

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our database information reporting products and services are typically delivered over a period of time with multiple deliverables. We have not established fair value for our various products or services. We defer revenue until all products have started to be delivered and the revenue from the entire contract is then recognized ratably over the remaining term of the contract, which is typically one to three years.

Our consulting services are typically structured as fixed price service contracts. Revenue for these services is primarily recognized upon completion of the contract. Historically, the Company recognized revenue from its consulting services for its IHR product lines within the Information Management segment upon the completion of performance milestones established within its contracts. Upon the adoption of EITF 00-21, since the Company had not established evidence of the relative fair values of the individual components of certain of its contracts; we were required to account for these consulting service contracts as one unit of accounting. The adoption of this pronouncement resulted in a $3.9 million reduction in revenue in fiscal year 2004, which was deferred for recognition at the end of the contracts in fiscal 2005. If it is determined that we will incur a loss on a contract, the loss is recognized at the time of determination.

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

Research and Development Costs

The Company expenses research and development costs as incurred. The Company recorded research and development costs of approximately $18.4 million, $11.6 million and $7.0 million in fiscal 2005, 2004 and 2003, respectively.

Allowance for Doubtful Accounts

Allowance for doubtful accounts reflects management’s estimate of probable losses based principally on historical experience and specific review and analysis. All accounts or portions thereof deemed to be uncollectible or to require excessive collection costs are written off against the allowance.

Income Taxes

Because the computation of income under Generally Accepted Accounting Principles (“GAAP”) differs from the calculation of taxable income, timing differences occur between the time income tax expense is

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded and paid. This difference results in deferred income taxes. Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. In some cases, it is more likely than not that some portion of deferred tax assets will not be realized. A reserve on a tax asset is recorded when we forecast such an inability to achieve the full benefit of these assets (see Note 10).

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

The following tables set forth the computation of basic and diluted earnings for the fiscal years ending May 27, 2005, May 28, 2004 and May 30, 2003:

	Year Ended
	2005			2004			2003
(In thousands, except per share data)	Loss	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS:
Net Income (Loss)	$(6,639)	35,708	$(0.19)	$6,851	35,101	$0.20	$29,185	34,591	$0.84
Diluted EPS:
Effect of dilutive securities:
Stock options	—	249		—	746		—	350

Net Income (Loss) plus assumed conversions	$(6,639)	35,957	$(0.18)	$6,851	35,847	$0.19	$29,185	34,941	$0.84

Income from continuing operations of $5.9 million, $21.5 million, and $31.4 million in fiscal 2005, 2004, and 2003 resulted in basic earnings per share of $0.17, $0.61, and $0.91 and diluted earnings per share of $0.16, $0.60, and $0.90, respectively.

Outstanding options to purchase 3,057,000, 1,267,000 and 2,134,000 shares of common stock were not included in the computation of diluted earnings per share in fiscal years 2005, 2004 and 2003, respectively, because the options’ exercise prices were greater than the average market price of NDCHealth common stock. For the years ended May 27, 2005, May 28, 2004 and May 30, 2003 dividends declared per common share were $0.04, $0.16, and $0.16, respectively. Our Board of Directors determined on April 5, 2005 to suspend its cash dividend in order to use available cash to reduce debt outstanding.

Stock Options

We have chosen the disclosure option under SFAS No. 123, “Accounting for Stock Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” and continue to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our plans. Accordingly, no compensation cost has been recognized for options granted under the plans. The weighted average fair value of options granted in fiscal 2005, 2004, and 2003 was approximately $6.86, $9.97, and $10.64, respectively. Had compensation cost for these plans

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

been recognized based on the fair value of the options at the grant dates in accordance with SFAS No. 123, the effect on our Net Income and Earnings Per Share would have been as follows:

(In thousands, except per share data)	2005	2004	2003
Net Income (Loss):
As reported	$(6,639)	$6,851	$29,185
Add: Stock-based compensation (restricted stock) expense included in reported Net Income (Loss), net of related tax effects	1,931	1,148	744
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(9,145)	(8,304)	(7,658)

Pro forma	$(13,853)	$(305)	$22,271
Basic Earnings (Loss) Per Share:
As reported	$(0.19)	$0.20	$0.84
Pro forma	$(0.39)	$(0.01)	$0.64
Diluted Earnings (Loss) Per Share:
As reported	$(0.18)	$0.19	$0.84
Pro forma	$(0.39)	$(0.01)	$0.64

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the grants during the respective fiscal year:

	2005	2004	2003
Non-employee Directors Plan
Risk-free interest rates	4.1%	3.4%	4.2%
Expected dividend yields	1.2%	0.8%	0.7%
Expected lives	6 years	6 years	7 years
2000 Plan
Risk-free interest rates	4.1%	3.4%	4.2%
Expected dividend yields	1.2%	0.8%	0.7%
Expected lives	6 years	6 years	7 years
Employee Stock Purchase Plan
Risk-free interest rates	1.9%	0.9%	1.6%
Expected dividend yields	1.0%	0.9%	0.7%
Expected lives	0.25 year	0.25 year	0.25 year
Expected volatility-all plans	54%	49%	47%

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all investments with a maturity of three months or less when purchased.

Property and Equipment

Property and equipment, including equipment under capital leases, are stated at cost. Depreciation and amortization are calculated using the straight-line method for financial reporting purposes, whereas accelerated methods are used for income tax reporting purposes. Data center and technology equipment is depreciated over three to five year lives, other equipment that supports our data centers is depreciated over 10 to 15 year lives, and our buildings are depreciated over 20 and 40 year lives. Leasehold improvements and property acquired under capital leases are amortized over the shorter of the useful life of the asset or the term of the lease. The costs of

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchased software are capitalized and amortized on a straight-line basis over their estimated useful lives, not to exceed five years. The costs of internally developed software are capitalized in accordance with SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use”. Capitalization of costs begins when the application development phase has been initiated, and ends when the product is available for general use. Completed projects are amortized on a straight-line basis over their estimated useful lives, typically five years. The net realizable value of software capitalized for internal use is monitored to ensure that the investment will be recovered through its future use. Maintenance and repairs are charged to operations as incurred.

Capitalized External Use Software

Capitalized external use software consists of development costs for software held for sale to our customers. Capitalization of costs begins when technological feasibility has been established. Completed projects are amortized after reaching the point of general availability using the greater of the amount computed using the straight-line method or the ratio that current revenue bears to the total of current and anticipated revenue based on the estimated useful life of the software, normally three to five years. The net realizable value of capitalized software is monitored to ensure that the investment will be recovered through future sales.

Additional information regarding our capitalized external use software is as follows:

	2005	2004	2003
Amount capitalized	$15,574	$23,006	$21,021
Amortization expense	$6,996	$5,653	$3,000

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We currently have an investment in and a prepaid reseller license asset with an electronic prescription software developer. As of May 27, 2005, our total investment in this entity was approximately $5.0 million. We are currently amortizing our prepaid asset through the end of our agreement (December 2008). Since the e-prescribing industry is an emerging industry, it is difficult to predict which companies will be successful. We continue to monitor the realizability of our investment and prepaid license fees. If their Company does not succeed, we could record a significant impairment to this asset in a future fiscal period.

Fair value of Financial Instruments

The carrying amounts of financial instruments, including cash, cash equivalents, receivables, accounts payable and accrued expenses, deferred revenue, and current maturities of long-term obligations, approximate fair value. Cash equivalents consist primarily of funds held in short-term money market accounts.

Foreign Currency Translation

We maintain a subsidiary in Canada. The functional currency of this subsidiary is its local currency. The assets and liabilities of this foreign subsidiary are translated at the year-end rate of exchange, and income statement items are translated at the average rates prevailing during the year. The resulting translation adjustments are recorded as a component of stockholders’ equity. The effects of foreign currency gains and losses arising from these translations of assets and liabilities are included as a component of Accumulated Other Comprehensive Income.

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2004, the FASB issued Financial Staff Position (“FSP”) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” As permitted by FSP No. 106-1, we elected to defer recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) until authoritative guidance on accounting for the new federal subsidy was issued. In May 2004, the FASB issued FSP No. 106-2 which provides accounting guidance for this new subsidy. The Company sponsors a number of postretirement benefit plans. The application of this new pronouncement did not have a material effect on our financial statements.

In December 2004, the FASB issued SFAS 123 (R), “Share-Based Payment,” (“SFAS 123 (R)”) which replaces SFAS 123 and supersedes APB 25. SFAS No. 123 (R) requires that compensation cost relating to all share-based payment transactions, including grants of employee stock options, be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123 (R) is effective the first annual reporting period that begins after June 15, 2005. NDCHealth expects to adopt SFAS 123 (R) on June 3, 2006, the start of fiscal 2007, and expects to apply the modified prospective method upon adoption. The modified prospective method requires companies to record compensation cost beginning with the effective date (a) based on the requirements of SFAS 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123 (R) that remain unvested on the effective date.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29,” which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on its results of operations or financial condition.

In March 2005, SEC Staff issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which provides guidance on the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as on the valuation of share-based payments. SAB No. 107 does not modify any of the requirements under SFAS No. 123(R). SAB No. 107 provides interpretive guidance related to valuation methods (including assumptions such as expected volatility and expected term), first-time adoption of SFAS No. 123(R) in an interim period, the classification of compensation expense and disclosures subsequent to adoption of SFAS No. 123(R). We are currently evaluating the impact of SAB No. 107 on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of the provisions of SFAS No. 154 to have a material impact on its results of operations or financial condition.

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Business Acquisitions and Investments

Business Acquisitions

In December 2003, we completed the acquisition of 100% of ArcLight Systems, LLC. This acquisition was recorded using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair value as of the date of acquisition. The operating results of this business are included in our consolidated statements of operations from its respective date of acquisition.

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

Additionally, we will pay ArcLight royalties on our future product sales utilizing ArcLight data and the agreement to use certain data may be extended for three additional years if certain financial and business objectives are met. If the agreement is extended for an additional three years, ArcLight has the option to receive an additional $10.0 million in either cash or NDCHealth common stock.

We determined that $0.4 million of the assets acquired represented in-process research and development (“IPRD”), the cost of which were appropriately expensed in the third quarter of fiscal 2004 as required by FIN 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” as a component of Sales, General and Administrative expense.

ArcLight’s results have been consolidated into our financial statements as of December 31, 2003, the date of the agreement. The net purchase price of $12.4 million was allocated as follows:

(In thousands)
Assets:
Prepaid and other current assets	$822
Property and equipment	2,357
IPRD	350
Data Access Rights	10,409
Goodwill	2,377

Total Assets	16,315
Liabilities:
Accounts payable and accrued liabilities	3,934

Net Purchase Price (including transaction costs and transition payments)	$12,381

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(In thousands, except per share data)	2004	2003
Revenue	$395,614	$400,733
Income from Continuing Operations	$19,886	$30,765
Diluted Earnings Per Share (Continuing Operations)	$0.55	$0.88

Investments

OmniLink

In April 2004, we acquired McKesson’s OmniLink (SM) pre-and post-editing assets and customer base and signed an agreement to form a strategic alliance to jointly market NDCHealth’s pharmacy NDC Pre & Post Editing Service Solutions to the base of 2,300 McKesson Pharmacy Systems customers. Based on an independent valuation, $11.4 million of the $14.0 million purchase price was allocated to the acquired customer base with the remainder allocated to other identifiable intangibles.

ePrescribing

During the fourth quarter of 2004, we made the decision to de-emphasize our efforts in new physician electronic prescribing activities. We will continue to leverage our market leadership to help connect pharmacies to physician interface providers, a profitable component of e-prescribing for us today. This is the portion of e-prescribing where we currently bring the greatest strength, and intend to concentrate our physician market efforts on our high-margin systems and EDI businesses. Due to this strategic decision, we incurred a non-cash charge of $4.5 million, or $0.12 per diluted share in the fourth quarter of fiscal 2004, to write down our investment in an e-prescribing company.

As of May 27, 2005, our total investment in this entity was approximately $5.0 million. We are currently amortizing our prepaid asset through the end of our agreement (December 2008). Since the e-prescribing industry is an emerging industry, it is difficult to predict which companies will be successful. We continue to monitor the realizability of our investment and prepaid license fees. If their Company does not succeed, we could record a significant impairment to this asset in a future fiscal period.

Note 4—Discontinued Operations

During the fourth quarter of fiscal 2004, NDCHealth management performed a review of our European businesses to determine alternatives to mitigate the losses associated with these operations. In May 2004, management recommended and our Board of Directors approved the sale of these European businesses. In October 2004, the Company completed the sale of its United Kingdom business and recorded a gain on this sale of $1.7 million. In May 2004, the Company had recorded a $7.2 million after-tax write down of its United Kingdom operations’ equity investment in a joint venture.

On June 7, 2005, NDCHealth completed the sale of NDCHealth Holdings GmbH & Co., the holding company for NDCHealth’s German information management operations, to the 49% minority stockholder and former owner of this business. Under the terms of the agreement, the company received 9.5 million Euro or approximately $11.6 million at closing, with an additional 1.5 million euro or approximately $1.8 million

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payable over three years and guaranteed by WestLB, a Düsseldorf-based bank. The proceeds from this sale were used to paydown the senior credit facility. These proceeds were less than what we had previously expected to receive from this sale; therefore, we wrote down the carrying value of these assets by $7.3 million and $22.2 million in the fourth quarter and full year of fiscal 2005, respectively.

In addition, we sold our Pharmacy Benefit Services (“HealthTrans”) and our Canadian transaction processing business in the fourth fiscal quarter of 2005. We recorded a $2.6 million and $1.3 million pre-tax gain on these sales, respectively.

Accordingly, our financial statements have been prepared with the net assets and liabilities, results of operations, and cash flows of these operations displayed separately as Discontinued Operations with all historical financial statements restated to conform to this presentation.

In the fourth quarter of 2005, we were also notified by the Internal Revenue Service (“IRS”) that the Company’s settlement offer for various items in its fiscal 2001 tax return, including a worthless stock loss deduction taken related to the Company’s divestiture of its management’s services business, was accepted. The Company reversed $3.2 million and $0.5 million of valuation allowance and tax contingency reserves, respectively, in the fourth quarter of fiscal 2005. The major components of the results of operations for discontinued operations for the past three years is as follows:

	2005	2004	2003
Revenue	$86,551	$58,049	$32,450

Operating Income / (Loss)	1,446	(3,408)	(1,019)
Provision for income taxes	(566)	(4,081)	(1,175)

Income (loss) from operations, net	880	(7,489)	(2,194)

Asset valuation adjustments	(22,222)	(7,163)	—
Gain on sales	5,586	—	—
Provision for income taxes on gains	(516)	—	—
Tax provision adjustments	3,703	—	—

Loss from Discontinued Operations	$(12,569)	$(14,652)	$(2,194)

Diluted Loss Per Share	$(0.35)	$(0.41)	$(0.06)

Share Count	35,957	35,847	34,941

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total assets and liabilities of discontinued operations are summarized as follows:

(In thousands, except per share data)	2005	2004
Assets
Cash and Cash Equivalents	$1,376	$4,014
Accounts Receivable, Net	1,810	9,114
Prepaid Expenses	786	7,978
Other Current Assets	5,144	3,895
Property and Equipment, Net	1,798	4,686
Goodwill	17,877	56,240
Intangible Assets, Net	1,204	1,180
Deferred Tax Assets	—	280
Investments and Other Assets	6,250	2,224

Total Assets of Discontinued Operations	$36,245	$89,611

Liabilities
Long-Term debt	$—	$418
Accounts Payable and Accrued Liabilities	3,740	21,139
Deferred Revenue	1,218	2,659
Deferred Tax Liabilities	—	5,059
Other Long-Term Liabilities	2,581	2,532
Minority Interest	4,428	6,087

Total Liabilities of Discontinued Operations	$11,967	$37,894

Material contingent liabilities related to our discontinued operations are described in Note 15— Commitments and Contingencies.

Note 5—Restructuring, Special Governance and Other Charges

	2005	2004	2003
By Expense Type:
Severance	$5,305	$4,557	$—
Exit-Related	89	984	—
Special Governance Fees	4,833	953	—
Legal Settlement Costs	4,750	—	—
Asset reserves	—	(691)	2,283
Acquisition related costs	—	265	2,775

Total	$14,977	$6,068	$5,058

By Segment:
Pharmacy Services and Systems	$6,072	$2,301	$2,775
Hospital Solutions	881	259	—
Physicians Solutions	714	(364)	2,283
Information Management	573	1,039	—
Other	6,737	2,833	—

Total	$14,977	$6,068	$5,058

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2005, we reviewed the entirety of NDCHealth’s operations to identify opportunities for increased efficiencies and profit improvement, which included an assessment of our organizational structure as well as our physical operating locations. As a result of this review, we reduced our workforce by 70 employees and closed three office locations. Of the $5.4 million severance and exit-related costs incurred in fiscal 2005, $4.8 million was cash and $0.6 million was a non-cash charge in accordance with FASB Interpretation Number 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”).

Special governance costs of $4.8 million and $0.9 million in fiscal 2005 and 2004, respectively, include the legal and accounting costs associated with our shareholder litigation, SEC investigation, restatement of our financial statements for the three fiscal years ended May 28, 2004 and work performed related to the Board of Directors decision to pursue the sale of our Company.

On August 4, 2005, we reached an agreement to settle all claims in the 1-Rex, Inc., FDS, Inc., HealthCare Computer Corporation, Freedom Drug Stores, Inc., Freedom Data Services, Inc., and William Rex Akers case.

During fiscal 2004, we began a review of the entirety of NDCHealth to identify opportunities for increased operational efficiencies. This ongoing review included an assessment of our organizational structure as well as our physical operating locations. We took several actions in fiscal 2004 as a result of this review, primarily related to the reduction of our workforce related to redundant operations and activities. The severance charges reflect 131 specifically identified executives and employees who were informed of their employment termination during fiscal 2004. The exit-related costs relate to the closure of three offices and the reduction in size of one office. Also in the second fiscal quarter of 2004, we wrote-off a $0.2 million note receivable related to a business that was exited in 2001.

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

Additionally, in conjunction with the second step of our TechRx acquisition in fiscal 2003 and in accordance with APB No. 25 and FIN 44, we recorded $2.8 million and $0.3 million of acquisition related expense for TechRx variable stock options in fiscal year 2003 and 2004, respectively.

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the activity related to the restructuring liabilities, which are included in Other Accrued Liabilities in the Consolidated Balance Sheet:

	Pharmacy		Hospital	Physician		Information Management	Other
	Severance	Exit Related	Severance	Severance	Exit Related	Severance	Severance	Total
Balance at May 30, 2003	$—	$—	$—	$—	$—	$—	$—	$—
Current year expense	1,132	716	259	394	121	1,039	1,880	5,541
Cash Expenditures	(793)	—	(112)	(151)	—	(864)	(1,081)	(3,001)

Balance at May 28, 2004	$339	$716	$147	$243	$121	$175	$799	$2,540

Current year expense	1,175	89	791	624	—	573	1,597	4,849
Cash Expenditures	(1,097)	(726)	(175)	(530)	(78)	(541)	(1,411)	(4,558)

Balance, May 27, 2005	$417	$79	$763	$337	$43	$207	$985	$2,831

Note 6—Property and Equipment, Net

As of May 27, 2005 and May 28, 2004, property and equipment consisted of the following:

(In thousands) Continuing Operations	2005	2004
Land	$1,602	$1,602
Buildings	11,289	11,289
Equipment	55,393	62,849
Software	81,528	88,196
Leasehold improvements	9,535	8,999
Furniture and fixtures	6,283	6,452

	165,630	179,387
Less: accumulated depreciation	95,788	101,630

	$69,842	$77,757

Note 7—Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases.

The changes in the carrying amount of goodwill for the two years ended May 27, 2005, are as follows:

(In thousands)	Pharmacy Services and Systems	Hospital Solutions	Physician Solutions	Information Management	Total
Balance as of May 30, 2003	$221,289	$49,582	$43,210	$36,812	$350,893
Goodwill recorded during year from acquisitions	171			2,206	2,377
Purchase price adjustments	3,658			—	3,658

Balance as of May 28, 2004	225,118	49,582	43,210	39,018	356,928

Purchase price adjustments	(4,165)			(1,289)	(5,454)

Balance as of May 27, 2005 ,	$220,953	49,582	43,210	$37,729	$351,474

We assess the recoverability of goodwill on at least an annual basis during the Company’s second quarter or more frequently if circumstances suggest potential impairment. Recoverability of goodwill is evaluated using a

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

However, the amount by which the estimated fair value exceeded the net book value was less than in previous years due to declines in operating earnings of our Pharmacy and Physician reporting units. If earnings do not recover as expected in each of these reporting units, we may face a write-down of goodwill in the future. To achieve the expected recovery in our Pharmacy unit, we must successfully introduce our NDC EnterpriseRx pharmacy system and achieve reasonable market acceptance and sales, and we must continue to grow pharmacy network services revenue from claims transaction growth, achieve added penetration of value-added pre and post editing services, and have further success in selling informatics services to pharmacy customers. To achieve the expected recovery in our Physician unit operating earnings, we must see continued recovery in Physician system sales to our value-added reseller channel, which declined following our conversion to offering only cash terms to our resellers at the end of fiscal year 2004, but which showed improvement in fiscal 2005.

Note 8—Intangible Assets, Net

The table below presents intangible assets by asset class.

	As of May 27, 2005				As of May 28, 2004
(In thousands)	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer base	7	$80,828	$(29,599)	$51,229	$80,828	$(22,012)	$58,816
Data rights agreement	6	10,409	(2,107)	8,302	10,409	(620)	9,789
Reseller and Other	3	3,600	(1,245)	2,355	3,600	(445)	3,155

Total intangible assets		$94,837	$(32,951)	$61,886	$94,837	$(23,077)	$71,760

The aggregate amortization expense for fiscal year 2005 was $9.9 million and estimated amortization expense for the next five fiscal years is as follows:

(In thousands)
Estimated Amortization Expense
For year Ending June 02, 2006	$9,873
For year Ending June 01, 2007	$9,823
For year Ending May 30, 2008	$9,533
For year Ending May 29, 2009	$9,418
For year Ending May 28, 2010	$9,000

Note 9—Retirement Benefits

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

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company uses a May 31 measurement date for its plans. The following table provides a reconciliation of the changes in the Plan’s benefit obligations and fair value of assets over the two-year period ending May 27, 2005 and a statement of funded status at May 27, 2005 and May 28, 2004

(In thousands)	2005	2004
Changes in benefit obligations
Balance at beginning of year	$30,811	$29,417
Interest cost	1,966	1,879
Benefits paid	(1,155)	(1,092)
Actuarial loss	2,459	607

Balance at end of year	$34,081	$30,811

(In thousands)	2005	2004
Changes in plan assets
Balance at beginning of year	$21,165	$18,458
Actual return on plan assets	1,082	2,210
Employer contributions	3,121	1,589
Benefits paid	(1,155)	(1,092)

Balance at end of year	$24,213	$21,165

The accrued pension liability recognized in Other Non-current Liabilities was as follows:

(In thousands)	2005	2004
Funded status	$(9,868)	$(9,646)
Unrecognized net loss	12,376	9,921
Additional pension accrual	(12,376)	(9,921)

Accrued pension liability	$(9,868)	$(9,646)

Net pension cost included the following components for the following fiscal years:

(In thousands)	2005	2004	2003
Interest cost on projected benefit obligation	$1,966	$1,879	$1,955
Expected return on plan assets	(1,745)	(1,436)	(1,800)
Net amortization and deferral	—	—	14
Recognized actuarial loss	668	735	485

Net pension cost	$889	$1,178	$654

Significant assumptions used in determining net pension expense and related obligations were as follows:

	2005	2004
Discount rate	6.00%	6.50%
Rate of increase in compensation levels	N/A	N/A
Expected long-term rate of return on assets	8.00%	8.00%

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to changes in the interest rate environment, we reduced the discount rate to 6.0% from 6.5% effective May 27, 2005.

The benefit payout projections for the next ten fiscal years are as follows:

(In thousands)
Benefit Payout Projections
For the year ended June 02, 2006	$1,168
For the year ended June 01, 2007	$1,256
For the year ended May 30, 2008	$1,326
For the year ended May 29, 2009	$1,415
For the year ended May 28, 2010	$1,502
For the five years ending May 29, 2015	$9,469

Because of below target investment performance prior to fiscal year 2005, at May 27, 2005 and May 28, 2004 we had an unfunded accumulated benefit obligation that exceeds the accrued pension cost of the noncontributory defined benefit pension plan. SFAS No. 87, “Employers’ Accounting for Pensions” requires that this liability be recognized on the consolidated balance sheet. Because this liability is assumed to be only temporary, a charge to earnings is not appropriate but instead a charge to other comprehensive income is required. At May 27, 2005 and May 28, 2004, respectively, we have recognized $9.9 million and $9.6 million in Other Non-current Liabilities, $7.6 million and $7.0 million in Accumulated Other Comprehensive Income, and $4.8 million and $2.6 million in Deferred Income Taxes to reflect this obligation. The Company expects to contribute $0.8 million to its pension plan in fiscal 2006.

NDCHealth has a retirement plan for non-employee directors elected prior to January 1, 1995 with five or more years of service (the “Directors’ Plan”). The Directors’ Plan benefits are based on 50% of the annual director retainer amount in effect on the date of a director’s retirement plus 10% for each year of service for a combined total of up to 100% of the base amount for 10 years’ service. The benefits are payable upon retirement, at or after age 70, for a period equal to the number of years of service as a director, but not more than 15 years for participants with 15 or more years of board service as of the effective date of the Directors’ Plan and not more than 10 years for all other participants. The plan was amended in fiscal 2004 to limit the retirement income of an outside director to $60,000 payable in any combination of cash and stock. The expense related to the Directors’ Plan was not material to results of operations in fiscal 2005, 2004 and 2003. The projected benefit obligation for the plan was $0.9 million and $0.9 million as of May 27, 2005 and May 28, 2004, respectively.

On June 1, 1997, we adopted a Supplemental Executive Retirement Plan (“SERP”) for certain key executives, all of whom are either retired or no longer with the Company. Benefits payable under this plan are based upon the participant’s highest three consecutive years of earnings of the last ten years of service. Retirement benefits are reduced by a portion of the participant’s annual social security benefits and any retirement benefits under our tax-qualified or non-qualified defined benefit plans. Benefits earned under the SERP are fully vested after five years of service. Expense related to the plan was $0.5 million, $0.6 million and $0.6 million in fiscal 2005, 2004, and 2003, respectively. The projected benefit obligation for the plan was $8.2 million and $7.9 million as of May 27, 2005 and May 28, 2004, respectively.

We sponsor a deferred compensation 401(k) plan that is available to substantially all employees. The charges to expense for the employer match were $1.3 million in fiscal 2005 and fiscal 2004 and $2.1 million in fiscal 2003.

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NDCHealth Corporation U.S. pension plan asset target allocation for fiscal 2006, and asset allocation at May 27, 2005 and May 28, 2004, are as follows:

	Target Allocation for 2006	Actual
		2005	2004
Asset Category
Common Stocks	70%	68%	76%
Bonds	25%	27%	19%
Money Market Instruments	5%	5%	5%

	100%	100%	100%

All tax-qualified pension fund investments are held in the NDCHealth Pension Trust. The pension fund strategy is to diversify investments across broad categories of equity and fixed income securities with appropriate use of alternate investment categories to minimize risk and volatility.

Note 10—Income Taxes

The provision for income taxes for continuing operations includes:

(In thousands)	2005	2004	2003
Current tax expense:
Federal	$1,066	$114	$726
State	77	224	101

	1,143	338	827

Deferred tax expense:
Federal	254	13,091	17,372
State	1,137	1,280	1,726

	1,391	14,371	19,098

Total tax expense	$2,534	$14,709	$19,925

Our effective tax rates differ from federal statutory rates as follows:
Pre-tax book income	$8,464	$36,212	$51,304
Tax expense	2,534	14,709	19,925

Rate	29.9%	40.6%	38.8%

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes (net)	0.6%	2.3%	2.2%
Valuation allowance	8.7%	0.0%	0.5%
Loss related to investment	0.0%	4.3%	5.9%
Federal tax credits	(7.8)%	(2.3)%	(1.9)%
Adjustment for prior years taxes	(9.2)%	—	—
Other	2.6%	1.3%	(2.9)%

Total	29.9%	40.6%	38.8%

During fiscal 2005, the Company recorded an additional deferred state benefit of approximately $0.5 million to reflect changes in certain state tax laws which will result in a lower effective state rate on the future reversal of long-term deferred tax liabilities. The Company also recorded a benefits of approximately $0.7 million and $0.8 million, respectively, during fiscal 2005 reflecting additional federal tax credits recognized and other true-ups related to prior years income tax including the settlement of the fiscal 2001 IRS audit.

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes as of May 27, 2005 and May 28, 2004 reflect the impact of temporary differences between the amounts of assets and liabilities for financial accounting and income tax purposes. As of May 27, 2005 and May 28, 2004, principal components of deferred tax items were as follows:

(In thousands)	2005		2004
	Current	Non-current	Current	Non-current
Deferred assets:
NOL and credits	$—	50,430	$—	$38,075
Acquired intangibles	—	540	—	5,119
Employee benefit plans	—	8,832	—	7,817
Deferred revenue	—	2,821	—	3,797
Accrued expenses	7,025	1,808	5,946	39
Loss related to investments	—	1,719	—	1,701
Valuation allowance	—	(10,652)	—	(9,548)

	7,025	55,498	5,946	47,000

Deferred liabilities:
PP&E	—	(37,148)	—	(31,908)
Prepaid and other	(811)	—	(2,470)	—

	(811)	(37,148)	(2,470)	(31,908)

	$6,214	$18,350	$3,476	$15,092

At May 27, 2005, the Company had various federal, state and foreign net operating loss and credit carryforwards. These tax attribute carryforwards will expire in fiscal years 2006 through 2025. The Company believes it is more likely than not that certain carryforwards will not be utilized before they expire; therefore, the Company has established a valuation reserve of approximately $10.7 million as of May 27, 2005. The valuation reserve increased approximately $1.1 million principally due to additional allowance provided for state net operating losses.

In the current year, the Company made adjustments to certain deferred tax assets and liabilities which did not result in an adjustment to income tax expense. These adjustments included an adjustment of approximately $2.2 million with respect to current compensation expense for tax purposes associated with the exercise of the Company’s stock options, and a benefit of approximately $1.2 million with respect to future compensation expense recorded as part of the Company’s other comprehensive income. The Company also recorded adjustments of approximately $6.2 million to goodwill with respect to changes in deferred taxes associated with prior acquisitions.

Note 11—Debt and Lease Obligations

Debt

As of May 27, 2005 and May 28, 2004, Long-Term Debt consisted of the following:

(In thousands)	May 27, 2005	May 28, 2004
10 1/2% senior subordinated notes—mature on December 1, 2012	$200,000	$200,000
Term loan—variable rate due in quarterly installments until November 2008	41,450	102,000
Line Of Credit	29,100	—
Capital leases and other notes	234	858

	270,784	302,858
Less: Current maturities	31,529	33,511

Net Long-Term Debt	$239,255	$269,347

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The $200 million senior subordinated notes will mature on December 1, 2012. The notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by the subsidiary guarantors that guarantee our credit facility. The notes bear interest at a rate of 10 1/2% per year and interest is payable on June 1 and December 1 of each year. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months. As of May 27, 2005, the fair market value of the notes is approximately $212 million dollars.

The Company has a $225 million senior secured credit facility that consists of a $100 million five-year revolving credit facility and a $125 million six-year term loan. The credit facility has been amended eight times for the purpose of reducing interest rate and relaxing certain covenants to provide us added flexibility. The $100 million revolving credit facility is available for working capital and general corporate purposes and has a variable interest rate based on market rates. The $125 million term loan has a variable interest rate tied to LIBOR. During fiscal 2005, we borrowed $88.5 million and repaid $59.4 million under the revolving credit facility. As of May 27, 2005, $29.1 million was outstanding under the revolving credit facility. During the first quarter of fiscal 2006, we borrowed an additional $10.0 million under the revolving credit facility. As of May 27, 2005, $41.4 million was outstanding under the term loan which was reduced by $10.6 million in the first quarter of fiscal 2006. The average debt outstanding during fiscal 2005 was $68.8 million which bore interest at a weighted average annual interest rate of 5.03%.

During fiscal 2005 and 2004, we capitalized interest of $3.8 million and $3.1 million, respectively, related to our capitalized expenditures.

Borrowings under the amended credit facility bear interest, at our option, at a rate based on either (1) the applicable margin plus the base rate, which is the higher of the per annum rate, which the administrative agent publicly announces from time to time to be its prime lending rate, and the federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.5%, or (2) the applicable margin plus a one, two, three, or six month “LIBOR” rate. The applicable margin was amended to incorporate changes in debt coverage ratios and debt ratings with respect to term loan and revolving credit borrowings, and is a percentage per annum equal to 2.00% for base rate borrowings and 3.00% for LIBOR borrowings. The applicable margin with respect to borrowings under the revolving credit facility is a percentage per annum equal to 1.75% for base rate borrowings and 2.75% for LIBOR borrowings. The applicable margin is subject to adjustments based on our debt rating and financial performance. Under the credit agreement there is no cap on the interest rate applicable to the term loan or the revolving credit facility.

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

The credit facility contains certain financial and non-financial covenants customary for financings of this nature, such as requiring us to maintain a certain leverage ratio of debt to EBITDA. EBITDA is defined in the credit agreement as income before equity in losses of affiliated companies, plus income taxes, interest expense, depreciation and amortization, and certain other non-cash losses on asset disposition, less minority interest in losses. As of May 27, 2005, we were in compliance with all restrictive covenants.

In fiscal year 2004, we incurred $2.4 million in debt issuance costs relating to the amendments to the term loan and the revolving credit facility. In fiscal year 2005, we incurred an additional $1.1 million in debt issuance

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs relating to the amendments to the term loan and the revolving credit facility. The debt issuance costs are being amortized over the life of the credit facility and notes. In addition in 2004, we made the final payment on our mortgage.

Scheduled maturities of our long-term debt during the fiscal years subsequent to May 27, 2005 are as follows: $2.6 million in 2006, $2.6 million in 2007, $19.2 million in 2008, $9.4 million in 2009, and $200 million in 2013. The amounts for fiscal 2007 and beyond do not include the mandatory prepayments (as described below). As a result of the sale of our German business on June 7, 2005, the Company was required to pay down $10.6 million of the term loan from $41.4 million to $30.8 million.

Mandatory prepayments of the credit facility are required after 90 days following the end of each fiscal year beginning fiscal year 2004. NDCHealth is obligated to prepay an aggregate principal amount of the loans, and cash collateralize any Letter of Credit obligations in an amount equal to: (i) 75% of excess cash flow for such fiscal year if the consolidated total leverage ratio is greater than 2.00:1.00 at the end of such fiscal year, and (ii) 50% of such excess cash flow for such fiscal year if the consolidated total leverage ratio is less than or equal to 2.00:1.00 at the end of the fiscal year. Each such payment shall be applied ratably first to the term facility pro rata to the scheduled amortization payments until all are paid in full and second to the revolving credit facility. Under the mandatory prepayment agreement $27.5 million was paid in August 2004 based on fiscal 2004 earnings. Under the mandatory prepayment agreement no additional amount is due based on fiscal 2005 earnings and due to payments already made during the year.

Lease Obligations

We conduct a major part of our operations using leased facilities and equipment. Many of these leases have renewal and purchase options and provide that we pay the cost of property taxes, insurance and maintenance.

Rent expense on all operating leases for fiscal 2005, 2004 and 2003 was approximately $13.7 million, $12.7 million, and $10.4 million, respectively.

Future minimum lease payments for all non-cancelable leases at May 27, 2005 were as follows:

(In thousands)	Capital Leases	Operating Leases
2006	130	13,377
2007	109	9,519
2008	—	6,391
2009	—	5,523
2010	—	5,331
Thereafter	—	14,499

Total future minimum lease payments	239	$54,640

Less: amount representing interest	5

Present value of net minimum capital lease payments	234
Less: current portion	126

Long-term obligations under capital leases at May 27, 2005	$108

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Stockholders’ Equity

During fiscal 2004, the Board of Directors adopted the 2004 Non-Employee Directors Compensation Plan (the “2004 Directors Plan”), replacing the 2002 Non-Employee Directors Compensation Plan. The 2004 Directors Plan is a formula plan pursuant to which non-employee directors receive cash in payment of their base annual retainer and any supplemental annual retainer, plus an annual grant of restricted stock units. Shares issued in accordance with the 2004 Directors Plan are granted, and reduce the number of shares available for future grant, under our 2000 Long-Term Incentive Plan, which was approved by our stockholders at the 1999 annual meeting, or under any successor equity compensation plan that is approved by our stockholders. The base annual retainer is paid in cash to each non-employee director at the beginning of each fiscal year, in an amount set by the Board of Directors from time-to-time. Supplemental annual retainers, in the amounts set by the Board of Directors from time-to-time, are paid in cash at the beginning of each fiscal year to the lead director and to each non-employee director who serves as the chair or a member of any committee of the Board. The lead director’s supplemental annual retainer is payable 50% in cash and 50% in unrestricted shares of NDCHealth common stock, based on the fair market value of the common stock on June 1 of the applicable plan year. A non-employee director may irrevocably elect, prior to the beginning of each plan year, to defer receipt of that year’s annual base retainer or, supplemental retainers in the form of deferred stock units that are payable in common stock at a designated future date, not less than two years after the date of the deferral election or thirty days after the director’s termination of service as a director. The number of deferred stock units received would be equal to the dollar amount deferred, divided by the fair market value of NDCHealth common stock on the first day of the plan year for which the deferral is elected. In addition to annual retainers, commencing with the 2004 annual meeting of stockholders, each non-employee Director will receive an annual grant of 3,500 restricted stock units, which will vest on the earlier of six months from the grant date or termination of the director’s service by reason of his or her death, disability or retirement. Restricted stock units may be deferred through an election to receive deferred stock units, payable at a designated date, not less than two years after the date of the deferral election or thirty days after the director’s termination of service as a director. The number of deferred stock units received would be equal to the number of restricted stock units deferred and the deferred stock units would be subject to the same restrictions and vesting requirements as the related restricted stock units.

On October 28, 1999, we adopted a stock-based compensation plan, the 2000 Long-Term Incentive Plan (the “2000 Plan”). The number of shares available for awards will be adjusted annually on the last day of our fiscal year through fiscal 2004. The 2000 Plan authorizes the granting of awards to employees, officers and directors of NDCHealth or its subsidiaries in the following forms: (i) options to purchase shares of common stock, which may be incentive stock options or nonqualified stock options, (ii) stock appreciation rights; (iii) performance shares; (iv) restricted stock; (v) dividend equivalents; (vi) other stock-based awards; or (vii) any other right or interest relating to common stock or cash. During fiscal 2005, 2004 and 2003, we only granted awards in the forms of options and restricted stock and restricted stock units. Not more than 15% of the total authorized shares may be granted as awards of restricted stock or unrestricted stock awards. Shares awarded as restricted stock under the plan are held in escrow and released to the grantee upon the grantee’s satisfaction of conditions set forth in the grantee’s restricted stock agreement. Such awards are recorded as deferred compensation, a reduction of stockholders’ equity, based on the quoted fair market value of NDCHealth common stock at the award date. Compensation expense is recognized ratably during the escrow period of the award. Options may be issued at, below, or above the fair market value of the common stock at the time of grant. No awards have been granted below the fair market value since the 2000 Plan’s inception. Options granted become exercisable in various annual increments and terminate over a period not to exceed 10 years.

We have two other employee stock option plans, the 1997 Stock Option Plan (the “1997 Plan”) and the 1987 Stock Option Plan (the “1987 Plan”), that provided for the granting of options to certain officers and key employees to purchase NDCHealth common stock. No additional options will be granted under the 1997 and

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1987 Plans. Options granted under such plans become exercisable in various annual increments and terminate over a period not to exceed 10 years.

The NDCHealth 1984 Non-Employee Directors Stock Option Plan (the “1984 Plan”) provided for annual grants of options (each to purchase 5,000 shares of common stock of NDCHealth), to non-employee directors. The maximum number of shares for which options could have been granted is 545,000. No additional options will be granted under the 1984 Plan. Options granted prior to October 26, 1995 are exercisable immediately at the current market value on the date of grant. Options granted on or after October 26, 1995 vest 20% two years after the date of grant, an additional 25% after three years, another 25% after four years, and the remaining 30% after five years

Under the 2000 Plan, there were 59,881, 278,601, and 58,069 shares of NDCHealth common stock awarded as restricted stock during fiscal years 2005, 2004 and 2003, respectively. These awards have restriction periods of one to seven years. As of May 27, 2005, 256,795 restricted shares remained in escrow. Additionally, there were 28,000 and 100,000 restricted stock units awarded during fiscal years 2005 and 2004, respectively. These awards have restriction periods of six months to three years. As of May 27, 2005, 66,667 restricted stock units remained in escrow. We expensed $3.0 million, $1.9 million and $1.2 million in fiscal 2005, 2004 and 2003, respectively, in connection with these awards.

Other Stock Plans—On October 26, 2000, we adopted an Employee Stock Purchase Plan under which the sale of 1,500,000 shares of its common stock has been authorized. During each quarterly offering period under the plan, employees may authorize payroll deductions of up to 20% of compensation, which funds are used to purchase shares of NDCHealth common stock at the end of the offering period at a price equal to the lower of 85% of market value on the first day or the last day of the offering period, subject to an annual purchase limit of $25,000. At May 27, 2005, 373,754 shares have been issued under this plan, with 1,126,246 shares reserved for future issuance.

Summarized transactions under all the stock option plans are as follows:

	Shares Under Option	Weighted Average Option Price Per Share
Outstanding at May 31, 2002	3,606,006	$20.07

Granted	1,229,194	20.69
Exercised	(125,344)	9.11
Expired or terminated	(289,946)	22.08

Outstanding at May 30, 2003	4,419,910	20.43

Granted	1,258,316	20.34
Exercised	(427,266)	15.73
Expired or terminated	(579,692)	22.45

Outstanding at May 28, 2004	4,671,268	20.58

Granted	753,433	13.81
Exercised	(499,464)	16.34
Expired or terminated	(679,893)	20.92

Outstanding at May 27, 2005	4,245,344	20.10
Exercisable at May 27, 2005	2,224,754	20.87

Available for future grants as of May 27, 2005	1,184,420	—

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant dates:

Exercise Price Range	Number of Shares	Weighted Average Price	Weighted Average Contractual Life	Number of Shares Exercisable	Weighted Average Exercise Price
$12.90 - $13.77	704,292	$13.25	7.41 years	236,592	$13.66
$14.02 - $17.75	627,623	15.67	6.37 years	343,531	15.45
$18.00 - $19.58	810,948	19.50	7.55 years	265,175	19.53
$19.67 - $22.79	841,651	21.18	4.29 years	684,012	21.02
$22.92 - $23.10	561,092	22.93	6.48 years	200,076	22.94
$23.18 - $37.10	699,738	28.10	4.85 years	495,368	27.75

	4,245,344	$20.10	6.12 years	2,224,754	$20.87

Note 13—Segment Information

We operate our business as four fundamental reportable segments: Pharmacy Services and Systems, Hospital Solutions, Physician Solutions, which we offer to healthcare providers and payers, and Information Management, which we offer primarily to pharmaceutical manufacturers. Information Management provides management information, research, and consulting services to pharmaceutical manufacturers and pharmacy chains. Pharmacy Services and Systems provides claims transaction processing and sophisticated claims editing solutions for retail pharmacy operations, and also supplies application systems for retail, mail order and managed care pharmacy operations. Pharmacy Services and Systems also provide independent, regional and national chain and mail-order pharmacies our claims management solutions, pharmacy management system solutions, and decision support and revenue management solutions. Hospital Solutions provides revenue cycle management to approximately 1,800 hospital and health system customers by offering our customers software and services solutions that provide workflow management offerings and support for many transactions. Our hospital solution sets provide tools to allow our customers to manage the claims and remittance process, accelerate and improve cash flow, reduce bad debt, track accounts receivable and costs, and improve productivity. Physician Solutions provides small-office physicians with resources necessary to streamline billing and other internal processes such as scheduling, increasing productivity and optimizing accurate reimbursement. We offer our physician customers enhanced practice management capabilities, electronic commerce solutions, and interactive training. Our physician solutions include NDC Medisoft, NDCLytec, NDCConcept, and NDC Electronic Claims Processing. The Information Management segment provides data products and solutions primarily to pharmaceutical manufacturers. Other includes Restructuring, special governance and other charges not directly identifiable to a business segment and other charges. More detailed information about these four business segments can be found under Item 1. Business.

The accounting policies of the reportable segments are generally the same as those described in the summary of significant accounting policies. Corporate overhead is allocated to the segments based on various methodologies (i.e., percentage of revenue, square footage, headcount, etc.). These various methodologies allow the Company to equitably allocate overhead costs based on the demands of the segment. Income Taxes are not allocated to the segments incurring them for internal evaluation purposes. Revenue is attributed to geographic region based on the location of the business unit processing the transactions and services. No individual foreign country accounted for more than 10% of consolidated revenue in any period presented. We have two customers that each provides more than 10% of the revenue reported in the Information Management segment.

In March 2005, we decided to divest our Pharmacy Benefit Services and Canadian transaction processing business. In May 2004, we decided to pursue the divestiture of our European businesses which are reflected

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

separately as Discontinued Operations. The information presented below excludes Discontinued Operations, with the exception of segment assets where assets from discontinued operations are listed as other.

	Years Ended
(In thousands)	May 27, 2005	May 28, 2004	May 30, 2003
Revenue
Pharmacy Services and Systems	$128,664	$130,372	$130,179
Hospital Solutions	64,265	67,091	69,096
Physician Solutions	32,510	39,640	44,237
Information Management	162,119	158,712	157,221

Total	$387,558	$395,815	$400,733

Operating Income
Pharmacy Services and Systems	$9,245	$28,455	$34,068
Hospital Solutions	15,408	23,715	25,941
Physician Solutions	7,424	6,095	5,503
Information Management	8,070	12,498	22,278
Other	(6,737)	(2,833)	—

Operating Income	$33,410	$67,930	$87,790

Depreciation and amortization
Pharmacy Services and Systems	$17,060	$13,739	$10,798
Hospital Solutions	7,847	6,797	5,858
Physician Solutions	2,145	1,974	1,700
Information Management	12,850	13,088	11,475

Total	$39,902	$35,598	$29,831

Expenditures for long-lived assets
Pharmacy Services and Systems	$15,571	$19,984	$23,061
Hospital Solutions	4,682	6,078	6,385
Physician Solutions	1,134	3,367	1,266
Information Management	7,362	7,722	7,940
Other	2,451	1,290	4,420

Total	$31,200	$38,441	$43,072

Segment assets, at year end
Pharmacy Services and Systems	$459,749	$465,636
Hospital Solutions	95,310	101,080
Physician Solutions	55,369	57,209
Information Management	38,482	39,895
Other	100,757	171,695

Total	$749,667	$835,515

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about our continuing operations in different geographic regions for and as of the years ended May 27, 2005 May 28, 2004 and May 30, 2003

(In thousands)	2005	2004	2003
Revenue:
United States	$384,821	$392,951	$400,733
All other	2,737	2,864	—

Total revenue	$387,558	$395,815	$400,733

Long-lived assets:
United States	$69,727	$76,526
All other	115	1,231

Total long-lived assets	$69,842	$77,757

Note 14—Related Party Transactions

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

Note 15—Commitments and Contingencies

We have sold our European operations in Germany and the United Kingdom, which are now recorded as discontinued operations. Through these entities that have now been sold, we had been engaged in litigation since 2000 with IMS Health before the European Commission and the European Court of Justice and in the German courts. With the sale of our interests in the entities involved in this litigation, the Company is no longer involved.

On October 14, 2003, we filed suit in the 96th Judicial District Court, Tarrant County, Texas, against 1-Rex, Inc., FDS, Inc., Healthcare Computer Corporation, Freedom Drug Stores, Inc., Freedom Data Services, Inc. and William Rex Akers (collectively the “Defendants”) for breach of contract, misappropriation of trade secrets, fraud, and negligent misrepresentation, seeking unspecified damages for Defendants’ wrongful conduct. On March 5, 2004, Defendants filed a counterclaim against us, asserting claims for tortious interference with a prospective contract, violations of Section 15.05(b) of the Texas Business and Commerce Code, civil conspiracy, and seeking a declaratory judgment in connection with various claims made by us. Defendants seek over $25 million in damages, plus attorneys’ fees, pre-judgment and post-judgment interest, and punitive damages. On August 4, 2005, the parties agreed to settle all claims between them. The terms of the settlement are confidential.

A putative securities class-action, captioned Garfield v. NDCHealth Corporation, et al., was filed in the United States District Court for the Northern District of Georgia against NDCHealth and Messrs. Hoff, Hutto, Miller, Shenk, FitzGibbons and Adrean, as defendants. The complaint in that action generally alleged, among other things, that members of a purported class of stockholders who purchased common stock between August 21, 2002 and August 9, 2004 were damaged as a result of (i) improper revenue recognition practices in the Company’s physician business unit; (ii) the failure to timely write-down the Company’s investment in MedUnite; and (iii) the improper capitalization and amortization of costs associated with software development. The second amended complaint alleges that, as a result of such conduct, the Company’s previously issued financial statements were materially false and misleading, thereby causing the prices of the Company’s

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock to be inflated artificially. The second amended complaint asserts violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and seeks unspecified monetary damages and other relief. On July 27, 2005, the Company’s motion to dismiss all claims was granted by the Court. Plaintiffs were granted 30 days within which to file a third amended complaint.

On May 10, 2005, a complaint captioned MMI Investments, L.P. v. NDCHealth Corporation, et al., was filed in the United States District Court for the Southern District of New York against the Company and Messrs. Hoff, Hutto and Shenk. The complaint generally alleges that plaintiff MMI Investments, L.P. (“MMI”) was damaged as a result of its purchases of NDC common stock at artificially inflated prices from July 2003 through August 9, 2004. The complaint seeks unspecified monetary and other relief. Following a pre-motion conference on June 22, 2005, the Court granted defendants leave to file a motion to dismiss the complaint and/or transfer the action to the United States District Court for the Northern District of Georgia. That motion was filed on July 22, 2005, and is pending.

The Company and AmerisourceBergen are named as defendants in a suit filed by Prescription Counter, a pharmacy, on October 22, 2004, and removed to the federal District Court of New Jersey. In the suit, plaintiff claims breach of contract, breach of representations and warranties, breach of N.J. Consumer Fraud Act, and negligent misrepresentation, and seeks unspecified damages in excess of $1 million. The Company has filed its answer denying these claims and has asserted various affirmative defenses and a counterclaim against Prescription Counter for amounts due under the Company’s contracts with the plaintiff. AmerisourceBergen has also answered, asserted counterclaims, and has also asserted a cross-claim against the Company for indemnity and/or contribution. The Company filed its answer to the cross-claim and has denied any liability for indemnity or contribution. Discovery is proceeding and the Company intends to vigorously defend the litigation.

Additionally, we are party to a number of other claims and lawsuits incidental to our business. We believe that the ultimate outcome of such matters, in the aggregate, will not have a material adverse impact on our financial position, liquidity or results of operations.

Note 16—Supplemental Cash Flow Information

Supplemental cash flow disclosures and non-cash investing and financing activities for the years ended May 27, 2005 May 28, 2004, and May 30, 2003 is as follows:

(In thousands)	2005	2004	2003
Supplemental cash flow information:
Net income taxes (refunded) paid	$191	$(155)	$(1,558)
Interest paid	26,601	30,410	8,396
Supplemental non-cash investing and financing activities:
Capital leases entered into in exchange for property and equipment	234	1,275	94
Stock and warrants issued in the ArcLight acquisition	—	14,364	—

In fiscal years 2004 and 2003, we acquired various businesses that were accounted for as purchases (see Notes 3 and 7):

(In thousands)	2004	2003
Fair value of assets acquired	$16,315	$109,700
Stock issued	(10,000)	—
Warrants issued	(4,364)	—
Cash acquired	1,983	—
Liabilities assumed	(3,934)	—

Cash paid for acquisitions	$—	$109,700

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17—Quarterly Consolidated Financial Information (Unaudited)

Quarterly results are shown in the tables below.

(In thousands, except per share data)	August 27, 2004	November 26, 2004	February 25, 2005	May 27, 2005
Fiscal Year 2005
Revenue	$91,008	$96,680	$100,115	$99,755
Operating Income	7,584	6,978	13,083	5,765
Income from Continuing Operations	762	539	4,219	410
Net Income (Loss)	$(6,965)	$(4,769)	$4,839	$256

Basic Earnings (Loss) Per Share:
Income from Continuing Operations	$0.02	$0.02	$0.12	$0.01
Discontinued Operations	$(0.22)	$(0.15)	$0.02	$(0.00)
Basic Earnings (Loss) Per Share	$(0.20)	$(0.13)	$0.14	$0.01

Diluted Earnings (Loss) Per Share:
Income from Continuing Operations	$0.02	$0.02	$0.12	$0.01
Discontinued Operations	$(0.21)	$(0.15)	$0.02	$(0.00)
Diluted Earnings (Loss) Per Share	$(0.19)	$(0.13)	$0.13	$0.01

(In thousands, except per share data)	August 29, 2003	November 28, 2003	February 27, 2004	May 28, 2004
Fiscal Year 2004
Revenue	$96,230	$102,503	$102,771	$94,311

Operating Income	17,764	20,410	22,133	7,623
Income (Loss) from Continuing Operations	6,657	8,293	9,711	(3,158)
Net Income (Loss)	$6,627	$7,565	$9,210	$(16,551)

Basic Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.19	$0.24	$0.28	$(0.09)
Discontinued Operations	$—	$(0.02)	$(0.01)	$(0.38)
Basic Earnings (Loss) Per Share	$0.19	$0.22	$0.26	$(0.47)

Diluted Earnings (Loss) Per Share:
Income (Loss) from Continuing Operations	$0.19	$0.23	$0.27	$(0.09)
Discontinued Operations	$—	$(0.02)	$(0.01)	$(0.38)
Diluted Earnings (Loss) Per Share	$0.19	$0.21	$0.25	$(0.47)

Note 18—Consolidating Financial Data of Subsidiary Guarantors

In fiscal year 2003, we issued $200 million aggregate principal amount of 10 1/2% senior subordinated notes due 2012. Our wholly-owned, material subsidiaries, which include NDC Health Information Services (Arizona) Inc., and NDC of Canada, Inc., have fully and unconditionally guaranteed the notes on a joint and several basis.

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below is our consolidating financial data, including the combined financial data for our subsidiary guarantors and our subsidiary non-guarantors.

Statement of Operations for the Twelve Months Ended May 27, 2005	Parent	Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenue	$226,067	$158,754	$2,737	$—	$387,558
Operating Expenses
Cost of Service	95,481	102,031	2,929	—	200,441
Other Operating Expenses	98,630	54,255	822	—	153,707

	194,111	156,286	3,751	—	354,148
Operating Income	31,956	2,468	(1,014)	—	33,410
Other Income/Expense	(25,078)	(17)	149	—	(24,946)
Income from Continuing Operations	6,878	2,451	(865)	—	8,464
Provision (Benefit) for Income Taxes	2,927	(599)	206	—	2,534
Discontinued Operations	(25)	(771)	(11,773)	—	(12,569)

Net Income (Loss)	$3,926	$2,279	$(12,844)	$—	$(6,639)

Statement of Operations for the Twelve Months Ended May 28, 2004	Parent	Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenue	$238,479	$154,472	$2,864	$—	$395,815
Operating Expenses
Cost of Service	92,815	98,928	2,463	—	194,206
Other Operating Expenses	87,381	45,401	897	—	133,679

	180,196	144,329	3,360	—	327,885
Operating Income	58,283	10,143	(496)	—	67,930
Other Income/Expense	(31,678)	1,026	(6)	(1,060)	(31,718)
Income (Loss) from Continuing Operations	26,605	11,169	(502)	(1,060)	36,212
Provision (Benefit) for Income Taxes	9,997	5,305	(190)	(403)	14,709
Discontinued Operations	754	133	(15,539)	—	(14,652)

Net Income (Loss)	$17,362	$5,997	$(15,851)	$(657)	$6,851

Statement of Operations for the Twelve Months Ended May 30, 2003 (In thousands)	Parent	Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenue	$243,754	$154,500	$2,479	$—	$400,733
Operating Expenses
Cost of Service	94,301	93,908	2,925	1,568	192,702
Other Operating Expenses	73,921	46,170	432	(282)	120,241

	168,222	140,078	3,357	1,286	312,943
Operating Income	75,532	14,422	(878)	(1,286)	87,790
Other Income/Expense	(51,267)	72,979	117	(58,315)	(36,486)
Income from Continuing Operations	24,265	87,401	(761)	(59,601)	51,304
Provision (Benefit) for Income Taxes	9,038	10,692	(9)	204	19,925
Discontinued Operations	—	289	(2,483)	—	(2,194)

Net Income (Loss)	$15,227	$76,998	$(3,235)	$(59,805)	$29,185

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows for the Twelve Months Ended May 27, 2005 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$3,926	$2,279	$(12,844)	$—	$(6,639)
Adjustments to reconcile net income (loss) to cash provided by operating activities:	42,364	12,795	25,300	(12,500)	67,959
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:	15,581	(7,433)	(57,838)	28,330	(21,360)

Net cash provided by operating activities	61,871	7,641	(45,382)	15,830	39,960
Cash flows from investing activities:	(34,887)	(7,142)	9,876	—	(32,153)
Cash flows from financing activities:	(34,039)	(500)	15,830	(15,830)	(34,539)
Cash flows from discontinued operations:	—	—	19,937	—	19,937

Increase (decrease) in cash and cash equivalents	(7,055)	(1)	261	—	(6,795)
Cash and cash equivalents, beginning of period	24,438	9	138	—	24,585

Cash and cash equivalents, end of period	$17,383	$8	$399	$—	$17,790

Statement of Cash Flows for the Twelve Months Ended May 28, 2004 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$17,362	$5,997	$(15,851)	$(657)	$6,851
Adjustments to reconcile net income (loss) to cash provided by operating activities:	57,370	11,972	15,758	(773)	84,327
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:	7,496	(12,796)	5,990	6,551	7,241

Net cash provided by operating activities	82,228	5,173	5,897	5,121	98,419
Cash flows from investing activities:	(47,954)	(4,926)	(2,820)	—	(55,700)
Cash flows from financing activities:	(22,533)	(721)	4,198	(4,197)	(23,253)
Cash flows from discontinued operations:	—	—	(7,137)	(924)	(8,061)

Increase (decrease) in cash and cash equivalents	11,741	(474)	138	—	11,405
Cash and cash equivalents, beginning of period	12,697	483	—	—	13,180

Cash and cash equivalents, end of period	$24,438	$9	$138	$—	$24,585

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Cash Flows for the Twelve Months Ended May 30, 2003 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$15,227	$76,998	$(3,235)	$(59,805)	$29,185
Adjustments to reconcile net income (loss) to cash provided by operating activities:	62,424	12,820	2,797	(809)	77,232
Changes in assets and liabilities which provided (used) cash, net of the effects of acquisitions:	(4,943)	(81,279)	3,449	72,562	(10,211)

Net cash provided by operating activities	72,708	8,539	3,011	11,948	96,206
Cash flows from investing activities:	(141,364)	(7,339)	(5,615)	—	(154,318)
Cash flows from financing activities:	70,336	(724)	10,237	(11,576)	68,273
Cash flows from discontinued operations:	(763)	(1)	(7,633)	(372)	(8,769)

Increase (decrease) in cash and cash equivalents	917	475	—	—	1,392
Cash and cash equivalents, beginning of period	11,780	8	—	—	11,788

Cash and cash equivalents, end of period	$12,697	$483	$—	$—	$13,180

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet as of May 27, 2005 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$17,383	$8	$399	$—	$17,790
Accounts receivable	35,902	14,894	181	—	50,977
Prepaid expenses and other current assets	39,105	15,856	491	(17,618)	37,834
Total assets of discontinued operations	—	—	28,201	8,044	36,245

Total current assets	92,390	30,758	29,272	(9,574)	142,846

Property, equipment and capital use software, net	109,902	28,326	88	—	138,316
Goodwill and intangible assets, net	369,698	35,318	8,344	—	413,360
Investments and other	263,573	2,383	—	(210,811)	55,145
Intercompany receivables	82,330	(13,060)	783	(70,053)	—

Total assets	$917,893	$83,725	$38,487	$(290,438)	$749,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$31,529	$—	$—	$—	$31,529
Accounts payable, accrued liabilities and other	81,438	30,852	735	—	113,025
Total liabilities of discontinued operations	—	—	38,485	(26,518)	11,967

Total current liabilities	112,967	30,852	39,220	(26,518)	156,521

Long-term liabilities	279,920	3,226	5,763	(18,263)	270,646

Total liabilities	392,887	34,078	44,983	(44,781)	427,167

Stockholders’ equity	525,006	49,647	(6,496)	(245,657)	322,500

Total liabilities and stockholders’ equity	$917,893	$83,725	$38,487	$(290,438)	$749,667

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Balance Sheet as of May 28, 2004 (In thousands)	NDCHealth Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$24,438	$9	$138	$—	$24,585
Accounts receivable	42,495	19,044	630	—	62,169
Prepaid expenses and other current assets	40,280	13,669	258	(13,685)	40,522
Total assets of discontinued operations	—	7,904	85,511	(3,804)	89,611

Total current assets	107,213	40,626	86,537	(17,489)	216,887

Property, equipment and capital use software, net	108,243	30,856	1,231	(1,006)	139,324
Goodwill and intangible assets, net	389,279	31,625	7,784	—	428,688
Investments and other	273,576	—	28	(222,988)	50,616
Intercompany receivables	74,291	(16,874)	(6,611)	(50,806)	—

Total Assets	$952,602	$86,233	$88,969	$(292,289)	$835,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$33,011	$500	$—	$—	$33,511
Accounts payable, accrued liabilities and other	91,928	37,868	947	(248)	130,495
Total liabilities of discontinued operations	—	5,832	47,880	(15,818)	37,894

Total current liabilities	124,939	44,200	48,827	(16,066)	201,900

Long-term liabilities	302,933	2,881	—	(34)	305,780

Total liabilities	427,872	47,081	48,827	(16,100)	507,680

Minority interest in equity of subsidiaries	—	—	—	—	—
Stockholders’ equity	524,730	39,152	40,142	(276,189)	327,835

Total liabilities and stockholders’ equity	$952,602	$86,233	$88,969	$(292,289)	$835,515

NDCHealth Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NDCHealth Corporation

CONSOLIDATED SCHEDULE II

Valuation and Qualifying Accounts

(In thousands)		Additions
Description	Balance at Beginning of Period	1 Charged to Costs and Expenses	2 Acquired/ (Divested) Balances	Uncollectible Accounts Write-Off	Balance at End of Period
Trade Receivable Allowances
May 30, 2003	$5,022	$6,283	$—	$4,957	$6,348
May 28, 2004	$6,348	$8,926	$—	$8,038	$7,236
May 27, 2005	$7,236	$7,224	$—	$7,857	$6,603

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NDCHealth management with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

As described in our management’s report on our internal controls over financial reporting below, NDCHealth’s management identified material weaknesses in internal controls over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Security Exchange Act of 1934.

Based on our evaluation, management concluded that the company’s disclosure controls and procedures were not effective as of May 27, 2005 because of material weaknesses described in management’s report on internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of NDCHealth is responsible for establishing and maintaining adequate internal control over financial reporting, as such is defined in Rules 13a-15(f) and 15d-15(f) promulgated under Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation, and may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, individuals make errors in judgment, or individuals do not comply with policies or procedures.

NDCHealth management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 27, 2005, utilizing the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of May 27, 2005.

In our assessment of the effectiveness of the Company’s internal control over financial reporting as of May 27, 2005, we identified areas where we concluded there were material control weaknesses.

Revenue Recognition and Billing Processes

Management has concluded that material weaknesses exist in documentation and procedures relating to the revenue recognition and billing processes that result in more than a remote likelihood that material misstatement of the financial statements will not be prevented or detected.

Specific control deficiencies identified relating to revenue recognition and billing processes include:

•	The lack of policy, procedures and personnel with the skills and experience to properly evaluate and record revenue for multi-element arrangements, specifically relating to the contract review process, evidence of delivery, and establishing fair value where applicable

•	Lack of controls over recording of certain credit card transactions relating to credit card chargebacks and rejects

•	Lack of controls over the authorization of credit memos and their classification between sales allowance and bad debt

•	Inconsistent management review and approval of journal entries and account reconciliations relating to recording of unbilled accounts receivable

•	Lack of documented controls and review procedures over timely and accurate billing of customers

As a result of these control deficiencies, management recorded material adjustments to the revenue, deferred revenue and accounts receivable accounts during the fiscal year ended May 27, 2005. These control deficiencies could result in misstatements of revenue, deferred revenue, and accounts receivable balances that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Financial Statement Close Process

Management has also concluded that material weaknesses exist in documentation and procedures relating to the financial statement close process that result in more than a remote likelihood that material misstatement of the financial statements will not be prevented or detected.

Specific control deficiencies identified relating to the financial statement close process include:

•	Lack of adequate policies and procedures with respect to journal entries and account reconciliations, including insufficient supporting detail and inconsistent evidence of management review

•	Lack of sufficient personnel with appropriate skills and experience to properly prepare journal entries and account reconciliations and to do so in a timely manner

•	Lack of documented controls over the preparation of financial statement footnotes and the calculation of earnings per share, including consistent first level management review for accuracy, completeness, and compliance with generally accepted accounting principles

•	Lack of policy, procedures, and controls including review and approval procedures to ensure that financial statements for external purposes are prepared in accordance with generally accepted accounting principles including periodic in-depth review of the proper application of generally accepted accounting principles to the specific facts and circumstances of each of our businesses

These control deficiencies related to the financial statement close process affect all of the Company’s significant accounts. As a result of these control deficiencies, management recorded material adjustments to the financial statements during the fiscal year ended May 27, 2005. These control deficiencies could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Income Taxes

Management has also concluded that a material weakness exists in accounting for income taxes that results in more than a remote likelihood that material misstatement of the financial statements will not be prevented or detected.

Specifically, there is a lack of procedures and controls related to the preparation and review of the tax provision designed to ensure that the deferred tax provision and deferred tax asset and liability balances are accurate and determined in accordance with generally accepted accounting principles.

This control deficiency resulted in material adjustments to the Company’s fiscal 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the tax provision and deferred tax asset and liability balances that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Because of the material weaknesses described above, the Company’s management concluded that the Company did not maintain effective internal control over financial reporting as of May 27, 2005, based on the criteria in “Internal Control—Integrated Framework” issued by the COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of May 27, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Change in Internal Controls

Management increased accounting resources in February 2005 to assist the accounting group in beginning the remediation process on the material control weaknesses noted above and to improve the timeliness and quality of account reconciliations in preparation for the year end reporting process. The account reconciliation process has been redesigned to provide better support for account balances and to ensure all significant accounts are reconciled as a part of the year end close process. The additional staff have also provided further support to the accounting team through a more detailed review of account balances and reviews of new revenue contracts in an effort to compensate for the control weaknesses identified. Remediation activities are underway but have not been fully implemented and tested as of year end.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Security Exchange Act Rules 13a-15 or 15d-15 that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Remediation Efforts

Management has applied additional substantive review procedures during the year end financial statement close process to compensate for the control weaknesses relating to reporting the financial results as of May 27, 2005.

Prospectively, the company will undertake further efforts to remediate the control weaknesses identified, including;

•	Improved processes for documentation and review of significant accounting entries and account reconciliations

•	Further addition of accounting staff to allow for more timely reconciliation processes

•	Further addition of accounting staff with the technical accounting skill and experience to review and properly record revenue for complex, multi-element agreements in accordance with generally accepted accounting principles

•	Performing daily reconciliations of credit card transactions

•	Enforcing company policy on authorization of credit memos and the completeness of information needed for proper classification

•	Expanding analytic and review procedures at each quarter end in support of footnote disclosures

•	Providing more focus on income taxes

We intend to continue to monitor our internal controls and our progress on the remediation steps identified above. If further improvements or enhancements are identified, we will take steps to implement such improvement or enhancements.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We hereby incorporate by reference the information contained under the heading “Election of Directors—Certain Information Concerning the Nominees and Other Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” from our definitive Proxy Statement (the “2005 Proxy Statement”) to be delivered to the stockholders of NDCHealth in connection with the 2005 Annual Meeting of Stockholders to be held on October 27, 2005. Certain information relating to our executive officers appears under Item 1 in Part I of this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

We hereby incorporate by reference the information contained under the heading “Election of Directors—Compensation and Other Benefits” from the 2005 Proxy Statement. In no event shall the information contained in the 2005 Proxy Statement under the sections entitled “Stockholder Return Analysis” and “Report of the Compensation Committee” be included herein by this reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We hereby incorporate by reference the information contained under the headings “Election of Directors—Common Stock Ownership of Management” and “—Common Stock Ownership by Certain Other Persons” from the 2005 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We hereby incorporate by reference the information contained under the headings “Transactions with Related Parties” and “Compensation Committee Interlocks and Insider Participation” from the 2005 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We hereby incorporate by reference the information contained under the headings “Audit Fees,” “Financial Information Systems Design and Implementation Fees,” and “All Other Fees” from the 2005 Proxy Statement.

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

Consolidated Schedule II—Valuation and Qualifying Accounts for the fiscal years ended May 27, 2005, May 28, 2004, and May 30, 2003

(a)(3) Exhibits

3(i)          Restated Certificate of Incorporation of the Registrant, dated November 28, 2001 (filed as Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2001, file No. 001-12392, and incorporated herein by reference.)

(ii) By-laws of the Registrant, as amended (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed September 24, 2004, file No. 001-12392, and incorporated herein by reference.)

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

(vi)          $225,000,000 Credit Agreement among the Registrant, Merrill Lynch Capital, Credit Suisse First Boston, Bank of America, N.A., Lasalle Bank National Association and the Other Lenders Party thereto, dated as of November 26, 2002. (NDCHealth Corporation has requested confidential treatment with respect to certain portions of this Exhibit) (filed as Exhibit 10(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2002, file No. 001-12392, and incorporated herein by reference).

(vii)        Letter Amendment and Waiver No.1 to Credit Agreement dated as of May 27, 2003 by and among the Registrant, Merrill Lynch Capital, and the Lenders and agents from time to time party thereto (filed as Exhibit 10(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 29, 2003, file No. 001-12392, and incorporated herein by this reference).

(viii)       Letter Amendment No. 2 to Credit Agreement dated as of August 29, 2003 by and among the Registrant, Merrill Lynch Capital, and the Lenders and agents from time to time party thereto (filed as Exhibit 10(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 29, 2003, file No. 001-12392, and incorporated herein by this reference).

(ix)          Amendment No. 3 to Credit Agreement dated as of December 19, 2003 by and among the Registrant, Merrill Lynch Capital, and the Lenders and agents from time to time party thereto (filed as Exhibit 10(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 2003, file No. 001-1232, and incorporated herein by this reference).

(x)           Letter Amendment No. 4 to Credit Agreement dated as of January 22, 2004 by and among the Registrant, Merrill Lynch Capital, and the Lenders and agents from time to time party thereto (filed as Exhibit 10(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 27, 2004, file No. 001-12392, and incorporated herein by this reference).

(xi)          Letter Amendment No. 5 to Credit Agreement dated as of August 20, 2004 by and among the Registrant, Merrill Lynch Capital, and the Lenders and Agents from time to time party thereto (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed August 2, 2004, file No. 001-12392, and incorporated herein by this reference).

(xii)        Letter Amendment No. 6 to Credit Agreement dated as of November 22, 2004 by and among the Registrant, Merrill Lynch Capital, and the Lenders and Agents from time to time party thereto (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed November 24, 2004, file No. 001-12392, and incorporated herein by this reference).

(xiii)       Consent and Amendment No. 7 to Credit Agreement dated as of February 23, 2005 by and among the Registrant, Merrill Lynch Capital, and the Lenders and Agents from time to time party thereto (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed February 24, 2005, file No. 001-12392, and incorporated herein by this reference).

(xiv) Waiver and Amendment No. 8 to Credit Agreement dated as of March 16, 2005 by and among the Registrant, Merrill Lynch Capital, and the Lenders and Agents from time to time party thereto.

(xv)         Registration Rights Agreement, dated as of November 26, 2002, among the Registrant, the guarantors named therein and Credit Suisse First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co. and U.S. Bancorp Piper Jaffray Inc., as Initial Purchasers (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, file No. 333-103959, and incorporated herein by reference).

(xvi)       NDC Exclusive License Agreement entered into on December 31, 2003 by and between the Registrant and Arclight Systems, LLC (filed as Exhibit 10(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 2003, file No. 001-12392, and incorporated herein by this reference).

(xvii)      NDC Registration Rights Agreement entered into on December 31, 2003 by and between the Registrant and Arclight Systems, LLC (filed as Exhibit 10(iii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 2003, file No. 001-12392, and incorporated herein by this reference).

(xviii)     NDC Warrant Agreement dated December 31, 2003 by and between the Registrant and Arclight Systems, LLC (filed as Exhibit 10(iv) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 28, 2003, file No. 001-12392, and incorporated herein by this reference).

Executive Compensation Plans and Arrangements

(xix)       2002 Non-Employee Directors Compensation Plan, dated October 5, 2001 (filed as Exhibit 10(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2001, file No. 001-12392, and incorporated herein by reference).

(xx)         2004 Non-Employee Directors Compensation Plan, dated May 14, 2004. (Incorporated by reference to Exhibit 10(xvii) to the Registrant’s original Annual Report on Form 10-K for the fiscal year ended May 28, 2004).

(xxi)       Non-Employee Directors Stock Option Plan (filed as Exhibit 10(iv) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1987, file No. 001-12392, and incorporated herein by reference).

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

(xxiv)     Second Amendment to the Retirement Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10(xxi) to the Registrant’s original Annual Report on Form 10-K for the fiscal year ended May 28, 2004).

(xxv) 1987 Stock Option Plan, as amended (incorporated by reference from Exhibit 10 to the Registrant’s Registration Statement on Form S-8, No. 333-05449).

(xxvi) Amendment to the 1987 Stock Option Plan. (Incorporated by reference to Exhibit 10(xxiii) to the Registrant’s original Annual Report on Form 10-K for the fiscal year ended May 28, 2004).

(xxvii) Amended and Restated C.I.S. Technologies, Inc. Stock Option Plan (incorporated by reference from Exhibit 10(a) to the Registrant’s Registration Statement on Form S-8, No. 333-05427).

(xxviii) Amended and Restated C.I.S. Technologies, Inc. Employee Stock Option Plan (incorporated by reference from Exhibit 10(b) to the Registrant’s Registration Statement on Form S-8, No. 333-05427).

(xxix)	C.I.S. Technologies, Inc. HCC Management Stock Option Plan (incorporated by reference from Exhibit 10(c) to the Registrant’s Registration Statement on Form S-8, No. 333-05427).

(xxx)	Amendment to the C.I.S. Technologies, Inc. HCC Management Stock Option Plan. (Incorporated by reference to Exhibit 10(xxvii) to the Registrant’s original Annual Report on Form 10-K for the fiscal year ended May 28, 2004).

(xxxi)	C.I.S. Technologies, Inc. 1995 Stock Incentive Plan (incorporated by reference from Exhibit 10(e) to the Registrant’s Registration Statement on Form S-8, No. 333-05427).

(xxxii)	Supplemental Executive Retirement Plan effective June 1, 1997 (incorporated by reference from Exhibit 10(xx) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1997, file No. 001-12392).

(xxxiii)	Amendment to Registrant’s 1987 Stock Option Plan effective September 28, 1996 (incorporated by reference from Exhibit 10(xxi) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1997, file No. 001-12392).

(xxxiv)	Amendment to Registrant’s 1983 Restricted Stock Plan effective December 17, 1996 (incorporated by reference from Exhibit 10(xxii) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1997, file No. 001-12392).

(xxxv)	Amendment to the National Data Corporation Employees Retirement Plan effective July 31, 1998 (incorporated by reference from Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1998, file No. 001-12392).

(xxxvi)	Amendment to the 1984 Non-Employee Director Stock Option Plan effective October 22, 1998. (filed as Exhibit 10 (xxix) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 1999, file No. 001-12392, and incorporated herein by reference).

(xxxvii)	Amendment to the 1984 Non-Employee Director Stock Option Plan. (Incorporated by reference to Exhibit 10(xxxiv) to the Registrant’s original Annual Report on Form 10-K for the fiscal year ended May 28, 2004).

(xxxviii)	1997 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 10(xxxv) to the Registrant’s original Annual Report on Form 10-K for the fiscal year ended May 28, 2004).

(xxxix)	Amended and Restated 2000 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10(xxxvi) to the Registrant’s original Annual Report on Form 10-K for the fiscal year ended May 28, 2004).

(xl)	Employment Agreement effective December 1, 1999 between Walter M. Hoff and the Registrant (filed as Exhibit 10(xxxiii) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2001, file No. 001-12392, and incorporated herein by reference).

(xli)	Employment Agreement effective December 1, 1999 between E. Christine Rumsey and the Registrant (filed as Exhibit 10(xl) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2001, file No. 001-12392, and incorporated herein by reference).

(xlii)	Employment Agreement effective January 17, 2000 between Charles W. Miller and the Registrant (filed as Exhibit 10(xxxv) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2001, file No. 001-12392, and incorporated herein by reference).

(xliii)	Employment Agreement effective November 20, 2000 between Randolph L.M. Hutto and the Registrant (filed as Exhibit 10(xxxvii) to the Registrant’s Annual Report on Form 10-K for the year ended May 31, 2001, file No. 001-12392, and incorporated herein by reference).

(xliv)      Employment Agreement between Lee Adrean and the Registrant dated May 11, 2004. (Incorporated by reference to Exhibit 10(xli) to the Registrant’s original Annual Report on Form 10-K for the fiscal year ended May 28, 2004).

(xlv)       Employment Agreement between Charlene Crusoe-Ingram and the Registrant dated October 5, 2004 (filed as Exhibit 10(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 26, 2004, file No. 001-12392, and incorporated herein by this reference).

(xlvi)      Employment Agreement between Robert Kruger and the Registrant dated January 24, 2005 (filed as Exhibit 10(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended February 25, 2005, file No. 001-12392, and incorporated herein by this reference).

(xlvii)     Change in Control Agreement between James W. FitzGibbons and the Registrant dated May 6, 2005 (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed May 10, 2005 file No. 001-12392, and incorporated herein by this reference).

21 Subsidiaries to Registrant.

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
James W. FitzGibbons Chief Accounting Officer (Principal Accounting Officer)

Date: August 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by a majority of the Board of Directors of the Registrant as of August 10, 2005.

Signature	Title

/s/ WALTER M. HOFF Walter M. Hoff	Chairman of the Board

/s/ NEIL WILLIAMS Neil Williams	Lead Director

/s/ J. VERONICA BIGGINS J. Veronica Biggins	Director

/s/ TERRI A. DIAL Terri A. Dial	Director

/s/ LAURIE GLIMCHER Laurie Glimcher	Director

/s/ JEFFREY P. KOPLAN Jeffrey P. Koplan	Director

/s/ KURT M. LANDGRAF Kurt M. Landgraf	Director

/s/ JAMES F. MCDONALD James F. McDonald	Director

/s/ STEVEN J. SHULMAN Steven J. Shulman	Director

NDCHEALTH CORPORATION

FORM 10-K

INDEX TO EXHIBITS

Exhibit Numbers	Description
10(xiv)	Waiver and Amendment No. 8 to Credit Agreement as of March 16, 2005 by and among the Registrant, Merrill Lynch Capital, and the Lenders and Agents from time to time party thereto.

21	Subsidiaries of the Registrant

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31(i)	Rule 13a-14(a)/15d-14(a) Certification of Walter M. Hoff

31(ii)	Rule 13a-14(a)/15d-14(a) Certification of Lee Adrean

32	Section 1350 Certification