Form 10-K/A
period 2005-05-27
NDCHEALTH CORP
filed 2005-09-15
CIK 70033

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

The number of shares of the registrant’s common stock, par value $.125, outstanding as of September 12, 2005 was 36,210,957.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K
NONE

NDCHEALTH CORPORATION

2005 FORM 10-K ANNUAL REPORT

EXPLANATORY NOTE

On August 10, 2005, NDCHealth Corporation filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended May 27, 2005, which this Form 10K/A amends. Because we have determined that we will not file our Proxy Statement prior to the September 26, 2005 deadline, we are providing the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10K by amendment pursuant to General Instruction G(3) of Form 10-K.

In addition to the above additions, we corrected some immaterial clerical errors in Part II Items 6, 7 and 8.

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

Name	Business Experience	Age
Walter M. Hoff	Chairman of the Board of Directors of NDCHealth since October 2002; Chief Executive Officer of NDCHealth since February 2001; President of NDCHealth from February 2001 to March 2004; Chief Executive Officer of NDCHealth Information Services from August 1998 to January 2001.	53

Lee Adrean	Executive Vice President and Chief Financial Officer of NDCHealth since May 2004; Chief Financial Officer of EarthLink, Inc from 2000 to 2004; Executive Vice President and Chief Financial Officer of First Data Corporation from 1995 to 2000.	53

Charlene Crusoe-Ingram	Executive Vice President—Human Resources of NDCHealth since October 2004; Corporate Vice President of Global Diversity & Strategy, The Coca Cola Company from October 2003 to September 2004; Senior Vice President of Organization and People Development, Coca Cola (North America) from 2000 to October 2003	55

Randolph L.M. Hutto	Executive Vice President, General Counsel and Secretary of NDCHealth since May 2004; Executive Vice President and Chief Financial Officer of NDCHealth from November 2000 to May 2004; Executive Vice President and General Counsel of Per-Se Technologies, Inc. from 1997 to 2000.	56

Robert Kruger	Chief Technology Officer of NDCHealth since January 2005; Senior Vice President, product development and chief technology officer of Citrix Systems, Inc. from 2001 through 2004; various management positions from 1998 through 2001 with BMC Software, most recently as Vice President and general manager of eBusiness solutions.	52

James W. FitzGibbons	Vice President—Finance, and Chief Accounting Officer of NDCHealth since January 2004; Vice President and Controller of McKesson Information Solutions, a division of McKesson Corporation, from July 1999 to December 2003; various financial management positions from September 1995 to March 1999 with Per-Se Technologies, Inc., most recently as Vice President, Controller and Chief Accounting Officer.	37

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

	Fiscal Year
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Statement of Operations Data
Revenue:
Pharmacy Services and Systems	$128,664	$130,372	$130,179	$82,331	$62,657
Hospital Solutions	$64,265	$67,091	$69,096	$62,834	$55,231
Physician Solutions	$32,510	$39,640	$44,237	$27,542	$37,243
Information Management	$162,119	$158,712	$157,221	$148,731	$139,546

Subtotal	$387,558	$395,815	$400,733	$321,438	$294,677
Divested Businesses (1)	—	—	—	3,629	22,946

Total	$387,558	$395,815	$400,733	$325,067	$317,623
Operating Income	$33,410	$67,930	$87,790	$76,351	$55,651
Income from Continuing Operations	$5,930	$21,503	$31,379	$14,010	$24,268
Income (Loss) from Discontinued Operations (2)	$(12,569)	$(14,652)	$(2,194)	$(1,779)	$8,272
Net Income (Loss)	$(6,639)	$6,851	$29,185	$12,231	$32,540
Diluted Earnings Per Share from Continuing Operations	$0.16	$0.60	$0.90	$0.39	$0.71
Diluted Earnings (Loss) Per Share	$(0.18)	$0.19	$0.84	$0.34	$0.95
Balance Sheet Data (at period end)
Total Assets	$749,667	$835,515	$792,740	$664,858	$488,726
Working Capital	$(13,675)	$14,987	$78,770	$(40,015)	$84,245
Long Term Debt	$241,684	$302,858	$329,291	$155,840	$155,320
Total Stockholders’ Equity	$322,500	$327,835	$295,875	$258,526	$230,981
Cash Dividends Declared Per Common Share	$0.04	$0.16	$0.16	$0.16	$0.23

(1)	Divested businesses include Pharmacy Systems, which was divested in fiscal 2001, and Physician Services, which was divested in fiscal 2002.
(2)	Discontinued Operations represents the divestiture of the Company’s European business operations in fiscal 2005 and fiscal 2006, certain Canadian business operations in fiscal 2005, our ownership interest in HealthTrans, LLC (previously our Pharmacy Benefit Services segment) in fiscal 2005, a Management Services business in fiscal 2001, and the spin-off of Global Payments Inc., in fiscal 2001. See Note 4 of Notes to Consolidated Financial Statements where discontinued operations are described in more detail.

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

(In millions, except per share data)	2005	2004	2003	2005 vs. 2004 Change		2004 vs. 2003 Change
				Dollars	Percent	Dollars	Percent
Revenue:
Pharmacy Services and Systems	$128.7	$130.4	$130.2	$(1.7)	(1.3)%	$0.2	0.2%
Hospital Solutions	64.3	67.1	69.1	(2.8)	(4.2)%	(2.0)	(2.9)%
Physician Solutions	32.5	39.6	44.2	(7.1)	(17.9)%	(4.6)	(10.4)%
Information Management	162.1	158.7	157.2	3.4	2.1%	1.5	1.0%

	387.6	395.8	400.7	(8.2)	(2.1)%	(4.9)	(1.2)%

Operating Expenses:
Cost of Service	200.4	194.2	192.7	6.2	3.2%	1.5	0.8%
Sales, General and Administrative	98.8	92.0	85.4	6.8	7.4%	6.6	7.7%
Depreciation and Amortization	39.9	35.6	29.8	4.3	12.1%	5.8	19.5%
Restructuring, Special Governance and Other Charges	15.0	6.1	5.0	8.9	145.9%	1.1	22.0%

	354.1	327.9	312.9	26.2	8.0%	15.0	4.8%

Operating Income:
Pharmacy Services and Systems	9.2	28.4	34.1	(19.2)	(67.6)%	(5.7)	(16.7)%
Hospital Solutions	15.4	23.7	25.9	(8.3)	(35.0)%	(2.2)	(8.5)%
Physician Solutions	7.4	6.1	5.5	1.3	21.3%	0.6	10.9%
Information Management	8.1	12.5	22.3	(4.4)	(35.2)%	(9.8)	(43.9)%
Other	(6.7)	(2.8)	—	(3.9)	(139.3)%	(2.8)	—

	33.4	67.9	87.8	(34.5)	(50.8)%	(19.9)	(22.7)%

Other Expense	(25.0)	(31.7)	(36.5)	6.7	(21.1)%	4.8	(13.1)%

Income from Continuing Operations before Income Taxes	8.4	36.2	51.3	(27.8)	(76.8)%	(15.1)	(29.4)%
Provision for Income Taxes	2.5	14.7	19.9	(12.2)	(83.0)%	(5.2)	(26.1)%

Income from Continuing Operations	5.9	21.5	31.4	(15.6)	(72.6)%	(9.9)	(31.5)%
Loss from Discontinued Operations	(12.6)	(14.6)	(2.2)	2.0	13.7%	(12.4)	(563.6)%

Net Income (Loss)	$(6.6)	$6.9	$29.2	$(13.5)	(195.7)%	$(22.3)	(76.4)%

Diluted Earnings Per Share from Continuing Operations	$0.16	$0.60	$0.90	$(0.44)	(73.3)%	$(0.30)	(33.3)%

Diluted Earnings (Loss) Per Share	$(0.18)	$0.19	$0.84	$(0.37)	(194.7)%	$(0.65)	(77.4)%

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

Data Costs

Data costs are primarily recorded within the Information Management segment in COS, but some data costs are also recorded in the Pharmacy Services and Systems segment COS. Data costs increased $0.8 million, or 1.5%, to $55.2 million in fiscal 2005 from $54.4 million in fiscal 2004. Data costs increased $3.4 million, or 6.7%, to $54.4 million in fiscal 2004 from $51.0 million in fiscal 2003. The increase between fiscal year 2004 and fiscal year 2005 was due to an increase in volume of data purchased partially offset by reduced average pricing per unit of data from our data providers. The increase between fiscal year 2003 and fiscal year 2004 was due to an increase in volume of data purchased and an increase in the costs of such data. As a percent of revenue, data costs increased at a slower rate from fiscal 2004 to fiscal 2005 than from the fiscal 2003 to fiscal 2004 rate. We are actively pursuing programs to continue to contain data costs, which includes exploring new areas of opportunity where data is less costly.

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

Sales, General and Administrative Expense

Sales, General and Administrative (“SG&A”) expense consists primarily of salaries, wages and expenses relating to sales, marketing, administrative and management employees, employee training costs, and occupancy of leased space directly related to these functions. SG&A expense increased $6.8 million, or 7.4%, to $98.8 million in fiscal 2005 from $92.0 million in fiscal 2004. SG&A expense increased $6.6 million, or 7.7%, to $92.0 million in fiscal 2004 from $85.4 million in fiscal 2003. As a percent of revenue, SG&A expense was 25.5%, 23.2%, and 21.3% during fiscal 2005, 2004, and 2003, respectively. The increase in SG&A expense in fiscal years 2005 and 2004 from the previous year, in both absolute dollars and as a percent of revenue, was caused by increased corporate staff and professional fees in response to increased complexity and regulatory requirements of our business; higher audit and insurance expenses; an increase in equity compensation expense as the Company relied less on stock options and more on restricted stock as a form of equity compensation; and expenses related to legal proceedings.

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

Operating Income in the Pharmacy Services and Systems segment decreased $19.2 million or 67.6%, to $9.2 million in fiscal 2005 from $28.4 million in fiscal 2004. This decrease was due to decreased revenue, increased software development expense as a result of lower capitalization of software development, increase in severance and legal settlement costs, an increase in the segment’s share of total general and administrative costs, increased software depreciation expense, and increased intangible amortization expense resulting from the OmniLink acquisition in April 2004. Operating Income in the Pharmacy Services and Systems segment decreased $5.7 million or 16.7%, to $28.4 million in fiscal 2004 from $34.1 million in fiscal 2003. This decrease was due to an increase in the segment’s share of total general and administrative costs and increased intangible amortization expense resulting from the completion of the TechRx acquisition in May 2003, partially offset by reduced customer support expense.

Operating Income in the Hospital Solutions segment decreased $8.3 million, or 35.0% to $15.4 million in fiscal 2005 from $23.7 million in fiscal 2004. This decrease was due to lower revenue of $2.8 million, $1.9 million increase in COS associated with NDC ePREMIS growth, $1.0 million increase in Depreciation and Amortization expense from new products coming on line, and a $1.7 million increase in the segment’s share of corporate SG&A costs. Operating Income in the Hospital Solutions segment decreased $2.2 million or 8.5%, to $23.7 million in fiscal 2004 from $25.9 million in fiscal 2003. This decrease was due to lower revenue of $2.0 million, a $0.7 million increase in the segment’s share of corporate SG&A costs, a $0.9 million increase in Depreciation and Amortization expense from new products coming on line, and decreased COS of $2.3 million associated with the reduction in statement printing cost.

Operating Income in the Physician Solutions segment increased $1.3 million, or 21.3%, to $7.4 million in fiscal 2005 from $6.1 million in fiscal 2004. This increase was due to lower SG&A expense combined with higher deferred revenue recognized from the prior year of $3.2 million. Operating Income in the Physician

Solutions segment increased $0.6 million or 10.9%, to $6.1 million in fiscal 2004 from $5.5 million in fiscal 2003. This increase was due to a positive effect from restructuring of $2.6 million offset by an increase in systems reserves for bad debt combined with lower revenue.

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

A summary of our contractual obligations are presented below:

(In millions)	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	5 years and over
Long-term debt	$270.6	$31.5	$39.1	$—	$200.0
Capital lease obligations	0.2	0.1	0.1	—	—
Operating leases	54.3	13.2	21.3	19.8	—
Purchase obligations	56.7	54.2	2.5	—	—
Interest	164.7	24.2	67.0	63.0	10.5

Total contractual obligations	$546.5	$123.2	$130.0	$82.8	$210.5

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

(In thousands, except per share data)	2004	2003
Revenue	$395,614	$400,733
Income from Continuing Operations	$20,697	$31,379
Diluted Earnings Per Share (Continuing Operations)	$0.57	$0.89

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

Rent expense on all operating leases for fiscal 2005, 2004 and 2003 was approximately $13.7 million, $12.7 million, and $10.4 million, respectively.

Future minimum lease payments for all non-cancelable leases at May 27, 2005 were as follows:

(In thousands)	Capital Leases	Operating Leases
2006	130	13,238
2007	109	9,403
2008	—	6,391
2009	—	5,523
2010	—	5,331
Thereafter	—	14,499

Total future minimum lease payments	239	$54,385

Less: amount representing interest	5

Present value of net minimum capital lease payments	234
Less: current portion	126

Long-term obligations under capital leases at May 27, 2005	$108

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

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following tables set forth certain information for the persons who are members of the Board of Directors of the Company.

CLASS I

Term to Expire at 2005 Annual Meeting

Name and Age	Month and Year First Became a Director	Positions with the Company, Principal Occupations During at Least the Past Five Years, and Other Directorships
Laurie H. Glimcher, M. D. (54)	December 2003

Director of the Company

Irene Heinz Given Professor of Immunology (since 1990); Professor of Medicine and Professor of Immunology at Harvard Medical School (since 1991) and a Senior Physician, Brigham and Women’s Hospital, Boston, Massachusetts (since 1999); Director of Bristol-Myers Squibb Co. and Waters Corporation.

James F. McDonald (65)	June 2000

Director of the Company

Chairman of the Board of Scientific-Atlanta, Inc. (since November 2000); President and Chief Executive Officer, Scientific-Atlanta, Inc. (since July 1993); Director of Scientific-Atlanta, Inc., Burlington Resources, Inc., and Mirant Corporation.

Jeffrey P. Koplan, M.D. (60)	July 2002

Director of the Company

Vice President for Academic Health Affairs, Woodruff Health Sciences Center of Emory University (since April 2002); Director of the Centers for Disease Control and Prevention (CDC) and Administrator of the Agency for Toxic Substances and Disease Registry (ATSDR) (1998-2002); President, Prudential Center for Health Care Research (1994-1998).

CLASS II

Term to Expire at 2006 Annual Meeting

Name and Age	Month and Year First Became a Director	Positions with the Company, Principal Occupations During at Least the Past Five Years, and Other Directorships
Walter M. Hoff (53)	December 2000; Chairman since October 2002	Chairman of the Board of Directors Chairman of the Board of the Company (since October 2002); Chief Executive Officer of the Company (since

Name and Age	Month and Year First Became a Director	Positions with the Company, Principal Occupations During at Least the Past Five Years, and Other Directorships
February 2001); President of the Company (February 2001 through March 2004); Chief Executive Officer, NDC Health Information Services (August 1998-January 2001).

Steven J. Shulman (54)	December 2003

Director of the Company

Chairman and Chief Executive Officer, Magellan Health Services (since December 2002); Chairman and Chief Executive Officer, Internet HealthCare Group (September 1999 to December 2002). Director of Magellan Health Services.

Neil Williams (69)	April 1977

Lead Director of the Company (since October 2002)

Retired General Counsel, AMVESCAP PLC, Atlanta (September 1999- December 2002); Partner, Alston & Bird LLP, Atlanta (prior to October 1999; Managing Partner from 1989-1996); Director of Printpack, Inc. and Acuity Brands, Inc., and Trustee of The Duke Endowment.

CLASS III

Term to Expire at 2007 Annual Meeting

Name and Age	Month and Year First Became a Director	Positions with the Company, Principal Occupations During at Least the Past Five Years, and Other Directorships
J. Veronica Biggins (58)	October 1995

Director of the Company

Senior Partner, Heidrick & Struggles International, Inc. (since 1995); Assistant to the President of the United States (1994-1995); Executive Vice President, NationsBank of Georgia (1973-1994); Director of Avnet, Inc., and AirTran Airways.

Terri A. Dial (55)	June 2001

Director of the Company

Retired Chairperson of the Board and Chief Executive Officer, Wells Fargo Bank; Group Executive Vice President and member of the management committee of Wells Fargo & Co. (1998-2001); Vice Chairman, Retail Banking, and member of office of Chairman, Wells Fargo & Co. (1996-1998); Director of Blue Shield of California, Onyx Software Corporation, and Look Smart.

Kurt M. Landgraf (58)	July 2001

Director of the Company

President and Chief Executive Officer, Educational Testing Service (since 2000); Executive Vice President and Chief Operating Officer, E.I. DuPont de Nemours & Company (1998-2000); Chairman, DuPont Europe (1997-2000) and The DuPont Pharmaceutical Company (1997-2000); Executive Vice President, DuPont U.S. (1997-1998); Chief Financial Officer, E.I. DuPont de Nemours & Company (1996-1997); Director of IKON Office Solutions, aaiPharma Inc., and Louisiana-Pacific Co. Chairman of Capstar.

See “Executive Officers of the Registrant” at page 14.

Director Independence. In July 2005, the Board of Directors reviewed and analyzed the independence of each director within the meaning of the listing standards of the New York Stock Exchange. The purpose of the review was to determine whether any particular relationships or transactions involving directors or their affiliates or immediate family members were inconsistent with a determination that the director is independent for purposes of serving on the Board and its committees. During this review, the Board examined transactions and relationships between directors or their affiliates and the Company or its management. As a result of this review, the Board of Directors affirmatively determined that all directors, other than Mr. Hoff, are independent and that each member of the Audit, Compensation and Governance and Nominating Committees is independent for purposes of serving on such committees.

Committees. The Company’s Board of Directors has a standing Audit Committee, Compensation Committee and Governance and Nominating Committee. Each committee annually reviews its own performance pursuant to its charter and the Corporate Governance Guidelines of the Company. Certain information regarding the functions of the Board’s Committees and their present membership is provided below.

Audit Committee. The Company’s Board of Directors has an Audit Committee currently composed of Mr. Landgraf (Chair), Mr. Shulman and Mr. Williams, each of whom has been affirmatively determined by the Board to be independent within the meaning of the listing standards of the New York Stock Exchange and none of whom serves simultaneously on the audit committee of more than three public companies. Each of the members of the Audit Committee is financially literate and has financial management expertise. Mr. Landgraf serves as the “audit committee financial expert” as that term is defined in applicable regulations. On March 19, 2003, the Audit Committee approved and recommended for adoption by the Board an Amended and Restated Audit Committee Charter, containing certain amendments and clarifications it deemed advisable in light of current and proposed changes to applicable regulations of the Securities and Exchange Commission and the New York Stock Exchange. Certain minor amendments to the Amended and Restated Charter were approved by the Committee on July 8, 2004. The Amended and Restated Charter as approved by the full Board of Directors on July 8, 2004, can be accessed at the Company’s web site, www.ndchealth.com under “Investor Relations.” Pursuant to its Amended and Restated Charter, the Audit Committee is responsible for the appointment, dismissal, compensation and oversight of the Company’s independent auditors, including the engagement of auditors for the next fiscal year, for reviewing with the independent auditors and approving the plan of the auditing engagement, for reviewing with the independent auditors the results of their audit, for reviewing the scope and results of evaluation of the Company’s procedures for internal auditing, for inquires as to the adequacy of the Company’s internal accounting controls, for approving audit and non-audit services to be provided to the Company by the independent auditors, and for overseeing compliance matters for the Company. The Audit Committee also reviews with financial management and the independent auditors the Company’s Annual Report on Form 10-K and the interim financial statements prior to their filing. During the fiscal year ended May 27, 2005, the Audit Committee held eight meetings, each of which was separate from regular Board meetings.

Compensation Committee. The Compensation Committee of the Board of Directors is currently composed of Ms. Biggins (Chair), Ms. Dial, Dr. Glimcher, Dr. Koplan and Mr. McDonald, each of whom has been affirmatively determined by the Board of Directors to be independent within the meaning of the listing standards of the New York Stock Exchange. On March 19, 2003, the Compensation Committee approved and recommended for adoption by the Board an Amended and Restated Compensation Committee Charter, containing certain amendments and clarifications it deemed advisable in light of current and proposed changes to applicable regulations of the Securities and Exchange Commission and the New York Stock Exchange. The Amended and Restated Charter, which can be accessed at the Company’s web site, www.ndchealth.com under “Investor Relations”, was approved by the full Board of Directors on March 19, 2003. Pursuant to its Charter, the Compensation Committee reviews and determines levels of compensation and performance criteria for the Company’s executive officers and administers the Company’s various stock option, salary, incentive and benefit plans. The Committee also reviews and approves corporate goals and objectives relevant to compensation of the

Chairman and the Chief Executive Officer, evaluates the performance of the Chairman and the Chief Executive Officer in light of the respective goals, and sets the compensation of the Chairman and the Chief Executive Officer based on such evaluations. During the last fiscal year, the Compensation Committee held five meetings, all of which were separate from regular Board meetings.

Governance and Nominating Committee. The Board of Directors also has a Governance and Nominating Committee currently composed of Mr. McDonald (Chair), Ms. Biggins, Ms. Dial, Dr. Glimcher, Dr. Koplan, Mr. Landgraf, Mr. Shulman and Mr. Williams, each of whom has been affirmatively determined by the Board to be independent within the meaning of the listing standards of the New York Stock Exchange. The Amended and Restated Charter of the Governance and Nominating Committee, which can be accessed at the Company’s web site, www.ndchealth.com under “Investor Relations,” was approved by the Board of Directors on March 19, 2003. Pursuant to its Charter, the Governance and Nominating Committee is responsible for advising the Board of Directors on all Board governance matters, including recommending the composition, role, structure and governance procedures of the Board; recommending the appointment, composition and responsibilities of Board Committees; approving directors’ compensation based on Compensation Committee recommendations; and leading the Board in evaluating and assessing the performance of the Board and its committees. The Committee is also responsible for identifying, evaluating and recommending to the Board candidates for membership on the Board. It is the Board’s policy to consider recommendations by directors or senior management, but currently not to consider candidates recommended by other security holders and no such recommendations have been received from stockholders during fiscal 2005. In July 2005, a shareholder notified the Company that it intended to propose a slate of directors for election at the Company’s 2005 Annual Meeting of Stockholders in opposition to the Board’s candidates, but subsequently announced that it was putting its slate on hold due to the announced agreement to sell the Company. While the Board is responsible for selecting its own nominees and recommending them for election by the stockholders, the Board has delegated the screening process to the Governance and Nominating Committee in consultation with the Chairman and Chief Executive Officer. The Governance and Nominating Committee annually reviews with the Board the appropriate experience, skills and characteristics required of Board members. In accordance with the Company’s Corporate Governance Guidelines, candidates for Board membership are assessed in light of perceived needs of the Board at the time, issues of experience, judgment, diversity and skills, such as experience and understanding of the Company’s markets, customers and technologies, accounting and financial experience, etc. Candidates are also assessed in light of the Board’s expectation that Board members will actively participate in meetings of the Board and any committees of the Board on which the candidate may be asked to serve. The Committee evaluates a candidate’s independence from the Company’s management and key suppliers and service providers, and the effect of any relationship that might impair independence. The Committee may determine from time to time to retain a search firm or consultant to assist in the identification and evaluation of potential candidates for membership on the Board. This Committee met four times during fiscal year 2005. Early in fiscal year 2003, the Governance and Nominating Committee recommended, and the Board of Directors approved, the designation from time to time of a non-management member of the Board to serve as Lead Director. The Lead Director’s duties include serving as chair for all executive sessions of the non-management directors; communicating to the CEO the results of non-management executive Board sessions; determining, in conjunction with the Chairman of the Board, the agenda for all Board meetings; and such other duties as the Board may from time to time determine. Mr. Williams was initially appointed by the Board to serve in this capacity, effective immediately following the 2002 Annual Meeting, and was reappointed on July 8, 2004 to serve in such capacity for the 2005 fiscal year.

Meetings of the Board. During the fiscal year ended May 27, 2005, the Company’s Board of Directors held 15 meetings. All incumbent directors attended 75% or more of the combined total of the Board of Directors’ meetings and meetings of the committees on which they served.

Section 16(a) Beneficial Ownership Reporting Compliance. Based solely on a review of the copies of reporting forms furnished to the Company, or written representations that no annual forms (Form 5) were required, the Company believes that, during the 2005 fiscal year, all of its officers, directors and 10%

stockholders complied with the reporting requirements of the Securities and Exchange Commission regarding their ownership and changes in ownership of Common Stock as required pursuant to Section 16(a) of the Exchange Act, except that one Form 4 was filed late on behalf of Mr. FitzGibbons.

Code of Ethics We have adopted a Code of Business Conduct and Ethics that applies to our all of our directors, officers and employees. The Code of Business Conduct and Ethics is available on our website at “www.ndchealth.com” under “Investor Relations.” A copy of the Code of Business Conduct and Ethics will be provided, free of charge, upon written request of any stockholder addressed to NDCHealth Corporation, NDC Plaza, Atlanta, Georgia 30329-2010, Attention: Investor Relations. In the event that we amend or waive any of the provisions of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, we intend to disclose the same on our website at “www.ndchealth.com” under “Investor Relations.”

Item 11. EXECUTIVE COMPENSATION.

The following table presents certain summary information concerning compensation paid or accrued by the Company for services rendered in all capacities during the fiscal years ended May 27, 2005 (“2005 fiscal year”), May 28, 2004 (“2004 fiscal year”), and May 30, 2003 (“2003 fiscal year”), for (i) the Chief Executive Officer of the Company; (ii) each of the four other most highly compensated executive officers of the Company (determined as of the end of the last fiscal year) whose total annual salary and bonus exceeded $100,000; and (iii) two additional individuals who were executive officers of the Company during, but not at the end of, the 2005 fiscal year (together, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Restricted Stock Award(s) ($)(1)	Securities Underlying Options (#)(2)	All Other Compensation ($)(3)
Walter M. Hoff Chairman, and Chief Executive Officer	2005 2004 2003	500,000 493,846 428,846	— — —	— 1,499,828 —	— 133,900 125,000	3,685 47,202 10,147

Lee Adrean Executive Vice President, Chief Financial Officer	2005 2004 2003	400,000 13,846 —	— — —	— 2,269,000 —	60,000 90,000 —	3,077 — —

Randolph L.M. Hutto Executive Vice President, General Counsel and Secretary (4)	2005 2004 2003	337,000 336,138 325,962	— — —	— 146,850 126,518	— 75,000 55,000	— 3,992 —

Charlene Crusoe-Ingram Executive Vice President, Human Resources (5)	2005 2004 2003	182,923 — —	— — —	— — —	50,000 — —	— — —

James W. FitzGibbons Vice President, Finance and Chief Accounting Officer	2005 2004 2003	175,481 66,692 —	31,243 25,000 —	120,320 — —	8,000 3,000 —	4,422 1,046 —

Charles W. Miller Senior Executive Vice President, Corporate Initiatives (6)	2005 2004 2003	335,504 366,138 341,923	126,041 — —	— 195,800 86,500	— 90,000 80,000	— 14 —

E. Christine Rumsey Executive Vice President, Human Resources (7)	2005 2004 2003	301,991 291,261 283,038	60,000 — —	— 146,850 51,900	— 40,000 37,000	— 17,048 —

(1)	Awards of restricted shares to the Named Executive Officers during fiscal year 2003, fiscal year 2004 and fiscal year 2005 were made under the 2000 Long-Term Incentive Plan. The awards are valued in the table based upon the closing market prices of the Common Stock on the grant dates. Grantees have the right to vote and dividends are payable to the grantees with respect to all awards of restricted shares reported in this column. Mr. Adrean received 100,000 restricted stock units on May 11, 2004 with the units scheduled to vest 33% per year in each of fiscal 2005, 2006 and 2007 and 66,667 restricted stock units remain outstanding. The restricted stock units do not give Mr. Adrean any rights as a stockholder unless and until the units are actually converted into shares of Common Stock and such shares are issued. All shares of restricted stock granted in fiscal year 2003 are scheduled to vest three years or more after the date of grant. Shares of restricted stock granted in fiscal 2004 are scheduled to vest in increments over a seven-year period from the date of grant. Shares of restricted stock granted in fiscal year 2005 are scheduled to vest three years from the date of grant. The aggregate holdings and aggregate market value of restricted stock held on May 27, 2005 by the individuals listed in this table are: Mr. Hoff, 68,938 shares with a value of $1,349,806; Mr. Adrean, 66,667 restricted stock units with a value of $1,512,674; Mr. Hutto, 11,748 shares with a value of $218,625; and Mr. FitzGibbons, 8,000 shares with a value of $120,320.
(2)	All option awards granted to the Named Executive Officers during each of fiscal years 2003, fiscal year 2004, and fiscal year 2005 were made under the 2000 Long-Term Incentive Plan.
(3)	Reflects amounts representing Company contributions to the Company’s 401(k) Plan on behalf of the respective Named Executive Officers and amounts paid for accrued but unused vacation as a result of a change in the Company’s vacation policy.
(4)	Mr. Hutto served as Executive Vice President and Chief Financial Officer from November 2000 to May 2004 and as interim General Counsel from January 2004 to May 2004.
(5)	Ms. Crusoe-Ingram joined the Company in October 2004.
(6)	Mr. Miller terminated his employment with the Company in April 2005 for “Good Reason” as defined in his employment agreement. Under the terms of his agreement, he (or his estate) receives continuation of his salary and benefits for eighteen months and received a pro rata portion of his bonus opportunity at the time his employment terminated. Mr. Miller died on September 9, 2005.
(7)	Ms. Rumsey’s employment with the Company ended in January 2005. Under the terms of her employment agreement, she receives continuation of her salary and benefits for eighteen months and received a pro rata portion of her bonus opportunity at the time her employment terminated.

Option Grants. The following table sets forth information concerning stock options granted to the Named Executive Officers during the 2005 fiscal year.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
Name	Number of Securities Underlying Options Granted (1)	% of Total Options Granted to Employees in FY 2005	Exercise or Base Price ($/Sh)	Expiration Date	Grant Date Present Value ($)(2)
Walter M. Hoff	—	—	—	—	—
Randolph L.M. Hutto	—	—	—	—	—
Lee Adrean	60,000	8.1%	12.90	08/12/2014	317,325
Charlene Crusoe-Ingram	50,000	6.7%	15.67	10/12/2014	341,774
James W. FitzGibbons	8,000	1.1%	12.90	08/12/2014	42,310
Charles W. Miller (3)	—	—	—	—	—

E. Christine Rumsey (4)	—	—	—	—	—

(1)	These grants were made pursuant to the 2000 Long-Term Incentive Plan. The options have a ten-year term, an exercise price equal to the fair market value of the Common Stock at the date of grant and, except as provided below, vest as to 25% of the shares one year after the grant date, an additional 25% after two years, an additional 25% after three years and the remaining 25% after four years. Pursuant to employment agreements with these executive officers, vesting of the options would accelerate in whole or in part upon certain qualifying terminations of employment.
(2)	The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used for the grants awarded on August 12, 2004, included a risk-free interest rate of 4.03%, expected dividend yields of 1.24%, an expected volatility of 46%, and expected lives of seven years. The assumptions used for the grant awarded on October 12, 2004, included a risk-free interest rate of 3.92%, expected dividend yields of 1.02%, an expected volatility of 49%, and expected lives of seven years.
(3)	Mr. Miller’s employment with the Company terminated in April 2005. Mr. Miller died on September 9, 2005.
(4)	Ms. Rumsey’s employment with the Company terminated in January 2005.

Aggregated Option Exercises and Fiscal Year-End Values. The following table sets forth information concerning each exercise of options during the 2005 fiscal year and the number and value of unexercised options held by the Named Executive Officers as of May 27, 2005.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Walter M. Hoff	—	—	376,714	285,480	325,115	139,337
Charles W. Miller	—	—	287,508	—	—	—
Randolph L. M. Hutto	—	—	98,025	135,584	—	—
Charlene Crusoe-Ingram	—	—	—	50,000	—	58,000
E. Christine Rumsey	—	—	133,974	—	110,924	—
Lee Adrean	—	—	22,500	127,500	—	235,800
James W. FitzGibbons	—	—	750	10,250	—	31,440

2002 Non-Employee Directors Compensation Plan. Prior to fiscal year 2005, the Company maintained the NDCHealth Corporation 2002 Non-Employee Directors Compensation Plan (the “2002 Directors Plan”). The 2002 Directors Plan was a formula plan pursuant to which our non-employee directors received cash, shares of stock or deferred stock rights in payment of their annual retainer, plus an annual grant of stock options and, beginning in fiscal 2004, restricted stock. In addition, members received additional fees in the amount of $1,000 per Board and Committee meeting attended. The annual retainer was normally paid 50% in cash and 50% in shares of Common Stock of the Company at the beginning of each fiscal year, in an amount set from time to time by the Board. Directors may irrevocably elect, prior to the beginning of each fiscal year, to defer receipt of that fiscal year’s annual retainer in the form of “deferred stock rights,” payable in Common Stock at a designated future date based on the fair market value of our Common Stock on such date. Directors may make this election as to 0%, 50% or 100% of the annual retainer. Under the 2002 Directors Plan, each non-employee director also received an annual option to purchase that number of shares of Common Stock having a fair market value equal to $125,000 as of the day immediately following the annual meeting of stockholders. These options were granted under the 2000 Long-Term Incentive Plan, have an exercise price equal to the fair market value of the Common Stock at the date of the grant and expire ten years after the date of the grant. In May 2003, the Compensation Committee approved that the vesting schedule of the options granted under the 2000 Long-Term Incentive Plan be reduced from five years to four years, which the Committee believed to be more in line with current practices in other companies. Upon Dr. Glimcher’s and Mr. Shulman’s appointment to the Board in December 2003, each received options for 3,643 shares of Common Stock at an exercise price of $25.74, reflecting a prorated portion of the annual grant for fiscal 2004. On October 24, 2003, options were granted pursuant to the 2002 Directors Plan under the 2000 Long-Term Incentive Plan to each of the non-employee directors then in office for 5,086 shares of Common Stock at an exercise price per share of $24.58.

2004 Non-Employee Directors Compensation Plan. On May 14, 2004, the Governance and Nominating Committee of the Board of Directors, upon the recommendation of the Compensation Committee, adopted the 2004 Non-Employee Directors Compensation Plan (the “2004 Directors Plan”), replacing the 2002 Plan beginning with fiscal year 2005. The 2004 Directors Plan is a formula plan pursuant to which non-employee directors receive cash in payment of their base annual retainer and any supplemental annual retainer, plus an annual grant of restricted stock units. In addition, members receive additional fees in the amount of $1,000 per Board and Committee meeting attended. Shares issued in accordance with the 2004 Directors Plan are granted, and reduce the number of shares available for future grant, under our 2000 Long-Term Incentive Plan, which was approved by our stockholders at the 1999 annual meeting, or under any successor equity compensation plan that is approved by our stockholders. The base annual retainer is paid in cash at the beginning of each fiscal year, in an amount set by the Board of Directors from time to time. Until changed by the Board, the amount of the annual retainer is $25,000. The supplemental annual retainer is paid in cash at the beginning of each fiscal year to each member of the Board of Directors who serves as the chair or as a member of any committee of the Board in an amount set by the Board of Directors from time to time. Until changed by the Board, the current supplemental annual retainer is as follows:

Committee	Chair	Non-Chair Member
Audit Committee	$20,000	$10,000
Compensation Committee	$15,000	$7,500
Governance and Nominating Committee	$10,000	$5,000

The 2004 Directors Plan also provides for a supplemental annual retainer for service as the lead director in addition to the base annual retainer and any supplemental annual retainer for service on a committee of the Board. The lead director supplemental annual retainer is payable at the beginning of each fiscal year in an amount established by the Board from time to time. Until changed by the Board, the amount of the lead director supplemental annual retainer is $40,000, payable 50% in cash and 50% in unrestricted shares of the Company’s common stock, based on the fair market value of per share of the common stock on June 1 of the applicable plan year. A non-employee director may irrevocably elect, prior to the beginning of each plan year, to defer receipt of that fiscal year’s annual base retainer, annual supplemental retainer or annual supplemental lead director retainer in the form of “deferred stock units”, payable in common stock at a designated future date, not less than two years after the date of the deferral election or thirty days after the directors’ termination of service as a director of the Company. The number of deferred stock units is equal to the dollar amount deferred divided by the fair market value of the Company’s common stock on June 1 of the plan year for which the deferral is elected. Directors may make this election to defer receipt as to 0% or 100% of his or her base annual retainer, 0% or 100% of his or her supplemental annual retainer for committee service, and 0%, 50% or 100% of his or her supplemental annual retainer for service as the lead director. Mr. Landgraf elected to take 100% of his fiscal 2005 annual retainers in deferred stock units. In addition to the annual retainers, commencing with the 2004 annual meeting of stockholders, the Directors receive an annual grant of 3,500 restricted stock units. The restricted stock units vest on the earlier of six months from the grant date or termination of the director’s service by reason of his or her death, disability or retirement. If the director’s service is terminated prior to the date that is six-months following the date of grant for any reason other than death, disability or retirement, the restricted stock units are forfeited. Receipt of restricted stock units may be deferred through an election to receive deferred stock units, payable at a designated date, not less than two years after the date of the deferral election or thirty days after the directors’ termination of service as a director of the Company. The number of deferred stock units is equal to the number of restricted stock units deferred and deferred stock units are subject to the same restrictions and vesting requirements. Each of Mr. Williams and Ms. Dial elected to take the fiscal 2005 grant of 3,500 restricted shares in deferred stock units.

Non-Employee Director Retirement Benefits. Non-employee directors who were initially elected to the Board of Directors prior to January 1, 1995 are also eligible for certain retirement benefits. Each such non-employee director with five or more years of service to the Company as a director is entitled to receive a retirement benefit on the later of (a) the first day of the month on or after his or her seventieth birthday, or (b) his or her retirement date. The retirement benefit will generally continue annually thereafter for the lesser of (i) the number of years equal to the number of years the individual served as a director or (ii) ten years. In the case of non-employee directors with greater than ten years service as a director on the effective date of the retirement plan (December 18, 1991), however, the retirement benefit will continue for fifteen years. Retirement benefits may be paid to a retired director prior to his attaining age 70 if the retired director is at least age 60, with not less than ten years of service as a director. The retirement benefit will be calculated from a base amount equal to the annual retainer for non-employee directors in effect on the date of a director’s retirement. The retired director would receive as the retirement benefit 50% of the base amount plus 10% for each year of service, up to 100% of the base amount for ten years’ service. There are currently three former directors who receive benefits under the retirement plan. As of September 1, 2005, the only remaining non-employee director eligible for retirement benefits was Mr. Williams, who had 28 1/3 years of service as a director for purposes of the retirement plan. During fiscal 2004, the Directors’ retirement plan was amended to limit the base amount for calculation of the retirement benefit to $60,000.

Retirement Plan. The NDCHealth Corporation non-contributory defined benefit plan (the “Plan”), which provides monthly benefits upon retirement to eligible employees, was closed to new participants beginning June 1, 1998. None of the Named Executive Officers is a participant in the Plan or in the Supplemental Executive Retirement Plan, which provides supplemental retirement benefits to certain former executives.

Executive Employment Agreements. During fiscal year 2005, each of Messrs. Hoff, Adrean, Hutto, and Ms. Crusoe-Ingram had employment agreements with the Company, the material terms of which are summarized below. Mr. FitzGibbons had a change in control agreement, also summarized below.

Under the employment agreements, the executive is entitled to a minimum annual salary, subject to yearly review, plus an annual at-risk incentive bonus opportunity, which is determined annually based on a range of specific financial and non-financial objectives reflecting the executive’s area and scope of responsibility. The executive is also entitled to participate in all incentive, savings and welfare benefit plans generally made available to executive officers of the Company. Under the employment agreements, the executives currently receive the following annual salaries: Mr. Hoff, $500,000; Mr. Adrean, $400,000; Mr. Hutto, $337,000; Ms. Crusoe-Ingram, $290,000. Each employment agreement provides for an annual incentive bonus opportunity. No incentive bonuses were paid to any of the executives for fiscal 2005.

Each of the executives has agreed in his or her employment agreement not to disclose confidential information or compete with the Company, and not to solicit the Company’s customers or recruit its employees, for a period of 24 months following the termination of his or her employment.

Each of the employment agreements may be terminated by the Company at any time for “cause” or “poor performance” (as defined therein) or for no reason, or by the executive with or without “good reason” (as defined therein). The agreement will also be terminated upon the death, disability or retirement of the executive. Depending on the reason for the termination and when it occurs, the executive will be entitled to certain severance benefits, as described below.

If, prior to a change in control of the Company, the executive’s employment is terminated by the Company without cause (but not for poor performance) or the executive resigns for good reason, the Company will be required to pay accrued salary and benefits through the date of termination plus a portion of his or her target annual bonus for the current year. For up to 18 months, or until the executive is employed elsewhere or violates certain restrictive covenants, the Company will continue to pay the executive his or her base salary and will provide him or her with health insurance coverage. In addition, all of the executive’s restricted stock awards will vest, and those stock options that would have vested in the next 24 months will vest and remain exercisable for 90 days after the end of the salary continuation period, as described above.

If, prior to a change in control of the Company, the executive’s employment is terminated by the Company for poor performance, the Company will be required to pay the executive’s accrued salary and benefits through the date of termination plus a portion of the target annual bonus for the current year. For up to 12 months, or until he or she is employed elsewhere or violates certain restrictive covenants, the Company will continue to pay the executive’s base salary and will provide him or her with health insurance coverage. In addition, all of the executive’s restricted stock awards and stock options that would have vested in the next 24 months will vest (in Mr. Adrean’s case, all restricted stock awards), and the options will remain exercisable for 90 days after the earlier of six months or the end of the salary continuation period, as described above.

If within thirty-six months after a change in control of the Company, Mr. Hoff’s employment is terminated by the Company without cause or he resigns for good reason, the Company will be required to pay his accrued salary and benefits through the date of termination plus 100% of his annual bonus opportunity for the current year. For 24 months or unless he violates certain restrictive covenants, the Company will continue to pay his base salary and will provide him with health insurance coverage. In addition, all of his restricted stock awards and stock options will vest, and the options will remain exercisable for 90 days after the end of the salary continuation period, as described above.

Mr. Hutto’s employment agreement provides for the same benefits on a change in control of NDCHealth as does Mr. Hoff’s agreement.

Mr. Adrean and Ms. Crusoe-Ingram’s employment agreements provide for the same benefits as Mr. Hoff’s employment agreement upon a change in control of NDCHealth, except that a lump sum payment equal to twenty-four times the monthly base salary will be paid within thirty days of the date of the change in control, instead of continued monthly payments of their base salary for twenty-four months, and NDCHealth will pay for COBRA continuation coverage for eighteen months following the date of termination instead of providing benefits equal to those provided under the NDCHealth welfare benefit plans for two years.

Mr. FitzGibbons’ change in control agreement provides for the same benefits that Mr. Adrean and Ms. Crusoe-Ingram will receive upon a change in control of NDCHealth, except that Mr. FitzGibbons is only entitled to continued monthly payments of his base salary and payments for COBRA coverage continuation for the shorter of eighteen months following the date of termination or until Mr. FitzGibbons accepts employment with a subsequent employer, but in no event less than twelve months. In addition, under Mr. FitzGibbons’ agreement, NDCHealth must provide these benefits only if the termination occurs within one year following a change in control.

Whether or not a change in control shall have occurred, if the employment of the executive is terminated by reason of death, disability or retirement, all of the employment agreements provide that the executive will be entitled to accrued salary and benefits through the date of termination and any death, disability or retirement benefits that may apply, but no additional severance amount. If the Company terminates the executive for cause, or if he or she resigns from the Company without good reason, the executive will be entitled to his or her accrued salary and benefits through the date of termination, but no additional severance amount.

For purposes of these employment agreements and change in control agreement, a change in control of the Company is generally defined as the acquisition by a third party of 35% or more of the voting power of the Company, or the consummation of certain mergers, asset sales or other major business combinations. A restructuring or separation of any line of business of the Company will not, of itself, constitute a change in control. Each of these employment agreements provides that the executive will be entitled to a tax gross-up payment from the Company to cover any excise tax liability he or she may incur as a result of payments or benefits contingent on a change in control, but such gross-up payment will be made only if the after-tax benefit to the executive of such tax gross-up is at least $50,000. If not, the benefits would be reduced to an amount that would not trigger the excise tax.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee served as an officer or an employee of the Company or any of its subsidiaries during the fiscal year ended May 27, 2005, and none of such persons has ever served as an officer of the Company or any of its subsidiaries. Further, none of the members of the Compensation Committee had any relationship with the Company requiring disclosure under any paragraph of Item 404 of Regulation S-K.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of September 1, 2005 with respect to the beneficial ownership of Common Stock by directors of the Company, each of the Named Executive Officers named in the Summary Compensation Table, and the 14 persons, as a group, who are current directors and/or executive officers of the Company.

Name	Amount and Nature of Beneficial Ownership (1)		Percent of Class (1)
Lee Adrean	67,500	(2)	*
J. Veronica Biggins	63,539	(3)	*
Charlene Crusoe-Ingram	12,500	(4)	*
Terri A. Dial	18,193	(5)	*
James W. FitzGibbons	11,798	(6)	*
Laurie H. Glimcher, M.D.	5,041	(7)	*
Walter M. Hoff	668,742	(8)	1.85%
Randolph L.M. Hutto	156,918	(9)	*
Jeffrey P. Koplan, M.D.	11,945	(10)	*
Kurt M. Landgraf	23,999	(11)	*
James F. McDonald	20,734	(12)	*
Steven J. Shulman	5,041	(13)	*
Neil Williams	102,018	(14)	*

Charles W. Miller	338,971	(15)	*
E. Christine Rumsey	152,177	(16)	*
All current Directors and Executive Officers as a Group (14 individuals)	1,177,968	(17)	3.25%

*	Less than one percent. On September 12, 2005, 36,210,957 shares of Common Stock of the Company were outstanding.
(1)	The number of shares and percentages of Common Stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. The beneficial owner has both voting and investment power over the shares, unless otherwise indicated. Shares underlying stock options that are exercisable within 60 days are deemed to be outstanding for the purpose of computing the outstanding shares owned by that particular person and by the group but are not deemed outstanding for other purposes.
(2)	Mr. Adrean received 100,000 restricted stock units on May 11, 2004 with the units scheduled to vest 33% per year in each of fiscal 2005, 2006 and 2007 and 66,667 restricted stock units remain outstanding. The restricted stock units do not give Mr. Adrean any rights as a stockholder unless and until the units are actually converted into shares of Common Stock and such shares are issued. This number includes 37,500 shares of Common Stock as to which Mr. Adrean has the right to acquire beneficial ownership.
(3)	This number includes 54,406 shares of Common Stock as to which Ms. Biggins has the right to acquire beneficial ownership and 328 shares of restricted stock over which Ms. Biggins currently has only sole voting power.
(4)	Ms. Crusoe-Ingram joined the company in October 2004. This number consists of shares of Common Stock as to which Ms. Crusoe-Ingram has the right to acquire beneficial ownership.
(5)	This number includes 8,830 shares of Common Stock as to which Ms. Dial has the right to acquire beneficial ownership and 328 shares of restricted stock over which Ms. Dial currently has only sole voting power and 4,237 deferred stock rights to be settled in shares of Common Stock no later than 30 days after Ms. Dial’s termination of service as a director for any reason. See “2002 Non-Employee Director Compensation Plan” and “2004 Non-Employee Directors Compensation Plan.”
(6)	This number includes 2,750 shares of Common Stock as to which Mr. FitzGibbons has the right to acquire beneficial ownership and 8,000 shares of restricted stock over which Mr. FitzGibbons currently has only sole voting power.
(7)	This number includes 910 shares of Common Stock as to which Dr. Glimcher has the right to acquired beneficial ownership and 216 shares of restricted stock over which Dr. Glimcher currently has only sole voting power.
(8)	This number includes 485,394 shares of Common Stock as to which Mr. Hoff has the right to acquire beneficial ownership and 68,938 shares of restricted stock over which Mr. Hoff has only sole voting power.
(9)	This number includes 134,775 shares of Common Stock as to which Mr. Hutto has the right to acquire beneficial ownership and 11,748 shares of restricted stock over which Mr. Hutto currently has only sole voting power.
(10)	This number includes 6,318 shares of Common Stock as to which Dr. Koplan has the right to acquire beneficial ownership, and 328 shares of restricted stock over which Dr. Koplan currently has only sole voting power.
(11)	This number includes 8,830 shares of Common Stock as to which Mr. Landgraf has the right to acquire beneficial ownership, 328 shares of restricted stock over which Mr. Landgraf currently has only sole voting power, and 7,203 deferred stock rights to be settled in shares of Common Stock no later than 30 days after Mr. Landgraf’s termination of services as a director for any reason. See “2002 Non-Employee Director Compensation Plan” and “2004 Non-Employee Directors Compensation Plan.”

(12)	This number includes 13,886 shares of Common Stock as to which Mr. McDonald has the right to acquire beneficial ownership and 328 shares of restricted stock over which Mr. McDonald currently has only sole voting power.
(13)	This number includes 910 shares of Common Stock as to which Mr. Shulman has the right to acquire beneficial ownership and 216 shares of restricted stock over which Mr. Shulman currently has only sole voting power.
(14)	This number includes 54,406 shares of Common Stock as to which Mr. Williams has the right to acquire beneficial ownership, 328 shares of restricted stock over which Mr. Williams currently has sole voting power only and 5,049 deferred stock rights to be settled in shares of Common Stock no later than 30 days after Mr. Williams’ termination of service as a director for any reason. See “2002 Non-Employee Director Compensation Plan” and “2004 Non-Employee Directors Compensation Plan.”
(15)	This number includes 287,508 shares of Common Stock as to which Mr. Miller’s heirs have the right to acquire beneficial ownership.
(16)	This number includes 133,974 shares of Common Stock as to which Ms. Rumsey has the right to acquire beneficial ownership.
(17)	This number includes 831,415 shares of Common Stock as to which the current directors and executive officers, as a group, have the right to acquire beneficial ownership, 91,088 shares of restricted stock over which the beneficial owners have only sole voting rights and 16,489 shares of deferred stock rights to be settled in shares of Common Stock no later than 30 days after termination of service as a director of the directors holding such rights.

Common Stock Ownership by Certain Other Persons

The following table sets forth certain information as to the Common Stock of the Company beneficially owned as of September 6, 2005 by each person who is known to the Company to own, directly or indirectly, more than 5% of the outstanding shares of Common Stock. The table reflects information presented in each such person’s Schedule 13G (and amendments thereto, if any) as filed with the Securities and Exchange Commission and provided to the Company.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Wellington Management Company, L.L.P. (2) 75 State Street Boston, MA 02109	4,790,600	13.2%

Liberty Wanger Asset Management, L.P. (3) 227 West Monroe Street, Suite 3000 Chicago, IL 60606	4,084,700	11.3%

Reed Conner & Birdwell, LLC. (4) 11111 Santa Monica Blvd., Suite 1700 Los Angeles, CA 90025	3,517,088	9.7%

Mellon Financial Corporation (5) One Mellon Bank Center, 500 Grant Street Pittsburgh, PA 15258-0001	1,815,316	5.0%

(1)	Percent of Class is with respect to shares of Common Stock outstanding on September 12, 2005 (36,210,957 shares).
(2)	Based on Schedule 13G/A dated February 14, 2005 filed by Wellington Management Company, L.L.P.
(3)	Based on Schedule 13G/A dated February 11, 2005 filed by Liberty Wanger Asset Management, L.P., WAM Acquisition GP, Inc. and Liberty Acorn Trust. Liberty Wanger Asset Management, L.P. and WAM Acquisition GP, Inc. have shared voting and shared dispositive power with respect to all shares. Liberty Acorn Trust has shared voting and shared dispositive power with respect to 4,084,700 shares.
(4)	Based on Schedule 13G/A dated April 18, 2005, filed by Reed Conner & Birdwell, LLC.
(5)	Based on Schedule 13G dated February 10, 2005 filed by Mellon Financial Corporation on behalf of the legal entities including: Mellon Capital Management Corporation; The Dreyfus Corporation; The Boston Company Asset Management, LLC; and Mellon Financial Corporation. The aggregate amount beneficially owned by these reporting entities is 1,815,316 shares.

Item 13: TRANSACTIONS WITH RELATED PARTIES

During fiscal 2005, there were no transactions with related parties.

Item 14: AUDIT FEES

The aggregate audit fees for the audit of the Company’s annual financial statements and review of financial statements contained in the Company’s quarterly reports for fiscal years 2004 and 2005 were $2,096,814 and $4,255,121, respectively.

All Other Fees

Audit Related Fees. The audit related fees billed by Ernst & Young LLP for fiscal years 2004 and 2005, representing primarily fees for benefit plan audit services, were $59,695 and $0, respectively.

Tax Fees. Tax fees consist of fees for tax compliance, advisory and planning services. Tax fees billed by Ernst & Young LLP for fiscal years 2004 and 2005 were $140,968 and $362,206, respectively.

All Other Fees. All other fees represent fees for products and services provided to the Company not otherwise included in the categories above. Such fees billed by Ernst & Young LLP for fiscal years 2004 or 2005 were $0 and $230,000, respectively.

All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of non-audit services by the independent public accountants is compatible with maintaining auditor independence and has determined that such independence has been maintained. The Audit Committee’s policy provides for pre-approval of audit, audit-related and tax services specifically described by the Committee annually. In addition, certain individual engagements anticipated to exceed limitations pre-established by the Committee must be separately approved prior to the commencement of the services. The policy authorizes the Committee to delegate to one or more Committee members pre-approval authority with respect to permitted services.

Financial Information Systems Design and Implementation Fees. There were no fees billed by Ernst & Young LLP for professional services rendered for information technology services relating to financial information systems and implementation for fiscal years 2004 or 2005.

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

(ii) By-laws of the Registrant, as amended (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed September 24, 2004, file No. 001-12392, and incorporated herein by reference).

4(i)          Stockholder Protection Rights Agreement, dated March 26, 2001, between the Registrant and the Rights Agent (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated March 26, 2001, file No. 001-12392, and incorporated herein by reference).

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

(xiv)       Waiver and Amendment No. 8 to Credit Agreement dated as of March 16, 2005 by and among the Registrant, Merrill Lynch Capital, and the Lenders and Agents from time to time party thereto. (Incorporated by reference to Exhibit 10(xiv) to the Registrant’s original Annual Report on Form 10-K for the fiscal year ended May 27, 2005).

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

21 Subsidiaries to Registrant. (Incorporated by reference to Exhibit 21 to the Registrant’s original Annual Report on Form 10-K for the fiscal year ended May 27, 2005).

23            Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. (Incorporated by reference to Exhibit 23 to the Registrant’s original Annual Report on Form 10-K for the fiscal year ended May 27, 2005).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NDCHealth Corporation has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NDCHEALTH CORPORATION

By:	/s/ WALTER M. HOFF
Walter M. Hoff, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: September 14, 2005

NDCHEALTH CORPORATION

FORM 10-K

INDEX TO EXHIBITS

Exhibit Numbers	Description
31(i)	Rule 13a-14(a)/15d-14(a) Certification of Walter M. Hoff

31(ii)	Rule 13a-14(a)/15d-14(a) Certification of Lee Adrean

32	Section 1350 Certification