Form 10-Q
period 2005-09-02
NDCHEALTH CORP
filed 2005-10-12
CIK 70033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 2, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, Par Value $.125 – 36,241,288 shares

outstanding as of October 11, 2005

NDCHEALTH CORPORATION

FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 2, 2005

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

NDCHealth Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
(In thousands, except per share data)	September 2, 2005	August 27, 2004
Revenue	$99,980	$91,008

Operating Expenses:
Cost of Service	51,201	50,434
Sales, General and Administrative	23,708	22,333
Depreciation and Amortization	9,493	10,269
Restructuring, Special Governance and Other Charges	3,926	388

	88,328	83,424

Operating Income	11,652	7,584

Other Income (Expense):
Interest and Other Income	154	61
Interest and Other Expense	(7,046)	(6,395)

	(6,892)	(6,334)

Income from Continuing Operations before Income Taxes	4,760	1,250

Provision for Income Taxes	2,121	488

Income from Continuing Operations	2,639	762
Loss from Discontinued Operations	—	(7,727)

Net Income (Loss)	$2,639	$(6,965)

Basic Earnings (Loss) Per Share:
Income from Continuing Operations	$0.07	$0.02

Discontinued Operations	$—	$(0.22)

Basic Earnings (Loss) Per Share	$0.07	$(0.20)

Weighted Average Shares	35,955	35,638

Diluted Earnings (Loss) Per Share:
Income from Continuing Operations	$0.07	$0.02

Discontinued Operations	$—	$(0.21)

Diluted Earnings (Loss) Per Share	$0.07	$(0.19)

Weighted Average Shares	36,191	36,002

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

NDCHealth Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
(In thousands)	September 2, 2005	August 27, 2004
Cash flows from operating activities:
Net income (loss)	$2,639	$(6,965)
Adjustments to reconcile net income (loss) to cash provided (used in) by operating activities:
Loss on discontinued operations	—	7,727
Depreciation and amortization	9,493	10,269
Deferred income taxes	2,121	529
Allowance for doubtful accounts	1,547	1,960
Other, net	1,459	1,186

Total	17,259	14,706

Changes in assets and liabilities:
Accounts receivable, net	1,431	(640)
Prepaid expenses and other assets	7,183	4,597
Accounts payable and accrued liabilities	(10,820)	(15,291)
Accrued interest on long-term debt	(4,893)	(5,379)
Deferred revenue	(737)	(5,281)

Total	(7,836)	(21,994)

Net cash provided by (used in) operating activities	9,423	(7,288)

Cash flows from investing activities:
Capital expenditures-Property Acquisitions	(3,449)	(6,677)
Capital expenditures-Capitalized External Use Software	(4,642)	(4,005)
Acquisitions and other investing activities	(11)	(1,838)

Net cash used in investing activities	(8,102)	(12,520)

Cash flows from financing activities:
Net repayments/ borrowings under lines of credit	(5,000)	38,500
Principal payments under long-term debt arrangements	(11,081)	(29,446)
Net issuances related to stock activities	345	(71)
Dividends paid	—	(1,439)

Net cash (used in) provided by financing activities	(15,736)	7,544

Cash provided by divestiture of discontinued operations	11,609	—
Net cash used in discontinued operations	(715)	(7,904)

Decrease in cash and cash equivalents	(3,521)	(20,168)
Cash and cash equivalents, beginning of period	17,790	24,585

Cash and cash equivalents, end of period	$14,269	$4,417

Supplemental Disclosures:
Cash paid for Interest	$11,662	$11,937
Income taxes paid (refunded)	207	(404)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

NDCHealth Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)	September 2, 2005	May 27, 2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$14,269	$17,790
Accounts Receivable (Less Allowance of $7,539 and $6,603 respectively)	48,027	50,977
Prepaid Expenses	18,495	22,777
Deferred Income Taxes	4,424	6,214
Other Current Assets	9,352	8,843
Total Assets of Discontinued Operations	—	36,245

Total Current Assets	94,567	142,846

Property and Equipment, Net	66,619	69,842
Capitalized External Use Software, Net	72,481	68,474
Goodwill	352,064	351,474
Intangible Assets, Net	59,418	61,886
Debt Issuance Cost	10,842	11,496
Deferred Income Taxes	18,019	18,350
Other Assets	23,754	25,299

Total Assets	$697,764	$749,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-term Debt	$25,939	$31,529
Trade Accounts Payable	21,102	24,033
Accrued Compensation and Benefits	7,051	9,901
Accrued Interest	5,631	10,524
Deferred Revenue	33,655	33,795
Other Accrued Liabilities	30,983	34,772
Total Liabilities of Discontinued Operations	—	11,967

Total Current Liabilities	124,361	156,521

Deferred Revenue	4,005	4,602
Other Non-current Liabilities	25,563	26,789
Long-term Debt	228,764	239,255

Total Liabilities	382,693	427,167

Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred Stock, par value $1.00 per share; 1,000,000 shares authorized, none issued	—	—
Common Stock, par value $.125 per share; 200,000,000 shares authorized;	—	—
36,206,400 and 36,210,808 shares issued, respectively.	4,526	4,526
Capital in excess of par value	248,728	248,446
Retained Earnings	73,546	70,907
Deferred Compensation and Other	(4,498)	(5,039)
Other Comprehensive (Loss) Income	(7,231)	3,660

Total Stockholders’ Equity	315,071	322,500

Total Liabilities and Stockholders’ Equity	$697,764	$749,667

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Nature of Operations

NDCHealth Corporation (“NDCHealth,” “NDC,” the “Company,” or “we” and other similar pronouns) conducts its business through four reportable segments: Pharmacy Services and Systems, Hospital Solutions, Physician Solutions and Information Management. Pharmacy Services and Systems provides claims transaction processing and sophisticated claims editing solutions for independent, regional and national chain retail pharmacy operations, and also supplies application systems for retail, mail order and managed care pharmacy operations. Hospital Solutions provides revenue cycle management to hospital and health system customers by offering our customers software and services solutions that provide workflow management offerings and support for claims processing and related value-added transactions. Our hospital solution set provides tools to allow our customers to manage the claims and remittance process, accelerate and improve cash flow, reduce bad debt, track accounts receivable and costs, and improve productivity. Physician Solutions provides small-office physicians with resources necessary to streamline billing and other internal processes such as scheduling, increasing productivity and optimizing accurate reimbursement. We offer our physician customers enhanced practice management capabilities, electronic commerce solutions, and interactive training. Our physician solutions include NDCMedisoft, NDCLytec, NDCConcept, and NDC Electronic Claims Processing. The Information Management segment provides data products and solutions primarily to pharmaceutical manufacturers.

On August 26, 2005, NDCHealth entered into an agreement and plan of merger with Per-Se Technologies, Inc. (“Per-Se”) and its wholly-owned acquisition subsidiary pursuant to which Per-Se’s acquisition subsidiary will be merged with and into NDCHealth with NDCHealth being the surviving corporation in our merger. NDCHealth will continue as a wholly owned subsidiary of Per-Se. Upon consummation of the merger, each outstanding share of NDCHealth common stock will be converted into and exchanged for the right to receive (a) $13.00 in cash, plus (b) shares of Per-Se common stock valued at $6.50, subject to Per-Se’s option to increase the cash portion of the per share merger consideration (with a corresponding decrease to the stock portion). Subject to certain exceptions, the number of shares of Per-Se common stock to be issued in the merger will be based on the volume weighted sales prices per share of Per-Se common stock traded on the Nasdaq National Market for twenty consecutive full trading days ending on the third trading day prior to the closing date.

Simultaneously with the execution of the Per-Se merger agreement, NDCHealth entered into a stock purchase agreement with Wolters Kluwer Health, Inc. pursuant to which Wolters Kluwer will acquire all of the shares of NDCHealth Health Information Services (Arizona), Inc., referred to as HIS, as well as certain other assets used in NDCHealth’s Information Management segment that will be contributed by NDC to HIS immediately prior to the closing. NDC will receive approximately $382.1 million in cash for the shares, subject to certain adjustments. NDCHealth stockholders will not receive any consideration from the sale of HIS distinct from the consideration received in connection with the Per-Se merger.

The two transactions are cross-conditional and are expected to close approximately simultaneously.

Note 2—Summary of Significant Accounting Policies

Basis of Consolidation

The Condensed Consolidated Financial Statements include the accounts of NDCHealth Corporation and its majority-owned and controlled companies. Significant inter-company transactions and balances have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform to the current year presentation. Our fiscal year begins on the Saturday closest to June 1 and ends on the Friday closest to May 31. Interim quarters typically consist of thirteen weeks ending the Friday closest to the last calendar day of August, November, and February. The first quarter ended September 2, 2005 consisted of 14 weeks due to this calendar

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

methodology. The net effect of this 14th week in the first quarter of fiscal 2006 was incremental revenue of $2.4 million, operating profit of $0.2 million and net loss of $0.2 million or less than $0.01 diluted earnings per share. Unless otherwise noted, all references to a particular year shall mean the Company’s fiscal year.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of the interim periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year. For a more complete discussion of our significant accounting policies and other information, you should read this report in conjunction with our financial statements and notes thereto contained in our Annual Report on Form 10-K/A for the year ended May 27, 2005 filed with the SEC.

In October 2004 and June 2005, we sold our United Kingdom and Germany companies, respectively. In March and April 2005, we sold our Pharmacy Benefit Services and Canadian businesses, respectively. As a result of the sale of these businesses, our financial statements have been prepared with these businesses’ net assets, results of operations, and cash flows displayed separately as Discontinued Operations with all historical financial statements restated to conform to this presentation, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

The following tables set forth the computation of basic and diluted earnings for the three months ended September 2, 2005 and August 27, 2004:

	Three Months Ended
	September 2, 2005			August 27, 2004
(In thousands, except per share data)	Income	Shares	Per Share	Income	Shares	Per Share
Basic Earnings (loss) Per Share:
Net Income (Loss)	$2,639	35,955	$0.07	$(6,965)	35,638	$(0.20)
Diluted Earnings (loss) Per Share:
Effect of dilutive securities:
Stock options and restricted stock		236			364

Net Income (Loss)	$2,639	36,191	$0.07	$(6,965)	36,002	$(0.19)

Net Income from Continuing Operations of $2.6 million and $0.8 million in the three months ended September 2, 2005 and August 27, 2004 resulted in basic earnings per share of $0.07 and $0.02 and diluted earnings per share of $0.07 and $0.02, respectively.

Outstanding options to purchase 2,742,000 and 2,247,000 shares of common stock were not included in the computation of diluted earnings per share for the three months ended September 2, 2005 and August 27, 2004,

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

respectively, because the options’ exercise prices were greater than the average market price of NDCHealth common stock for those periods. Dividends declared per common share were $0.00 and $0.04 for the three months ended September 2, 2005 and August 27, 2004, respectively.

Stock Options

We have chosen the disclosure option under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) and SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” and continue to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our plans. Accordingly, no compensation cost has been recognized for options granted under the plans. The weighted average fair value of options granted during the three months ended September 2, 2005 and August 27, 2004 was approximately $9.99 and $6.41, respectively. Had compensation cost for these plans been recognized based on the fair value of the options at the grant dates in accordance with SFAS No. 123, the effect on our Net (Loss) Income and Earnings (Loss) Per Share would have been as follows:

	Three Months Ended
(In thousands, except per share data)	September 2, 2005	August 27, 2004
Net Income (Loss):
As reported	$2,639	$(6,965)
Add: Stock-based compensation (restricted stock) expense included in reported Net Income (Loss), net of related tax effects	277	370
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,389)	(2,286)

Pro forma	$1,527	$(8,881)

Basic Earnings (Loss) Per Share:
As reported	$0.07	$(0.20)
Pro forma	$0.04	$(0.25)
Diluted Earnings (Loss) Per Share:
As reported	$0.07	$(0.19)
Pro forma	$0.04	$(0.25)

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

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of the provisions of SFAS No. 154 to have a material impact on its results of operations or financial condition.

Note 3—Discontinued Operations

During the fourth quarter of fiscal 2004, NDCHealth management performed a review of our European businesses to determine alternatives to mitigate the losses associated with these operations. In May 2004, management recommended and our Board of Directors approved the sale of these European businesses. In October 2004, the Company completed the sale of its United Kingdom business. We sold our Pharmacy Benefit Services and our Canadian transaction processing business in the fourth fiscal quarter of 2005. In addition, on June 7, 2005, we completed the sale of our German business.

Accordingly, our financial statements have been prepared with the net assets and liabilities, results of operations, and cash flows of these operations displayed separately as Discontinued Operations with all historical financial statements restated to conform to this presentation.

The operating results of our Discontinued Operations are summarized as follows:

Three Months Ended
(In thousands, except per share data)	August 27, 2004
Revenue	$23,406
Operating Income	110

Loss From Operations, net of tax	(119)
Asset Valuation Adjustment	(7,608)

Loss from Discontinued Operations	$(7,727)

Diluted Loss per Share:
From Operations	$—
From Asset Valuation Adjustment	(0.21)

Total	$(0.21)

The Net Loss from Discontinued Operations for the three months August 27, 2004 is net of a tax benefit of $0.1 million.

Note 4—Restructuring, Special Governance and Other Charges

Special governance costs of $3.9 million and $0.4 million in the first quarter of fiscal 2006 and 2005, respectively, include the legal and accounting costs associated with our stockholder litigation, SEC investigation, and work performed related to the Board of Directors decision to pursue the sale of our Company. These expenses are recorded in the Other segment.

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table shows the fiscal 2006 activity related to the restructuring liabilities, which are included in Other Accrued Liabilities in the Condensed Consolidated Balance Sheets:

	Pharmacy Severance	Pharmacy Exit Related	Hospital Severance	Physician Severance	Physician Exit Related	Information Management Severance	Other Severance	Total
Balance, May 27, 2005	$417	$79	$763	$337	$43	$207	$985	$2,831
Cash Expenditures	(272)	(28)	(354)	(115)	(25)	(100)	(247)	(1,141)

Balance, September 2, 2005	$145	$51	$409	$222	$18	$107	$738	$1,690

Note 5—Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases.

The changes in the carrying amount of Goodwill for the three months ended September 2, 2005 are as follows:

(In thousands)	Pharmacy Services and Systems	Hospital Solutions	Physician Solutions	Information Management	Total
Balance as of May 27, 2005	$220,953	$49,582	$43,210	$37,729	$351,474
Currency translation	590	—	—	—	590

Balance as of September 2, 2005	$221,543	$49,582	$43,210	$37,729	$352,064

We assess the recoverability of goodwill on at least an annual basis during the Company’s second quarter or more frequently if circumstances suggest potential impairment. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. We completed our annual impairment testing during the second quarter of fiscal 2005. For each of our reporting units, we found that the estimated fair value exceeded the net book value of the unit and therefore the second step of the impairment test was not necessary.

However, the amount by which the estimated fair value exceeded the net book value was less than in previous years due to declines in operating earnings of our Pharmacy Services and Systems and Physician Solutions reporting units. If earnings do not recover as expected in each of these reporting units, we may face a write-down of goodwill in the future. To achieve the expected recovery in our Pharmacy Services and Systems unit, we must successfully introduce our NDC EnterpriseRx pharmacy system and achieve reasonable market acceptance and sales, and we must continue to grow pharmacy network services revenue from claims transaction growth, achieve added penetration of value-added pre and post editing services, and have further success in selling informatics services to pharmacy customers. To achieve the expected recovery in our Physician Solutions unit operating earnings, we must see continued recovery in Physician system sales to our value-added reseller channel, which declined following our conversion to offering only cash terms to our resellers at the end of fiscal year 2004, but which showed improvement in fiscal 2005 and the first quarter of fiscal 2006.

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Note 6—Intangible Assets, Net

The table below presents Intangible Assets by asset class:

(In thousands)		As of September 2, 2005			As of May 27, 2005
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer base	7	$80,828	$(31,495)	$49,333	$80,828	$(29,599)	$51,229
Data rights agreement	5	10,409	(2,479)	7,930	10,409	(2,107)	8,302
Reseller and other	2	3,600	(1,445)	2,155	3,600	(1,245)	2,355

Total Intangible Assets		$94,837	$(35,419)	$59,418	$94,837	$(32,951)	$61,886

The aggregate amortization expense for the three months ended September 2, 2005 was $2.5 million and estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense	(In thousands)
For year Ending June 02, 2006	$9,873
For year Ending June 01, 2007	$9,823
For year Ending May 30, 2008	$9,533
For year Ending May 29, 2009	$9,418
For year Ending May 28, 2010	$9,000

Note 7—Segment Information

Segment information for the three months ended September 2, 2005 and August 27, 2004 is presented below. We operate our business as four fundamental reportable segments: Pharmacy Services and Systems, Hospital Solutions, Physician Solutions and Information Management. Pharmacy Services and Systems provides claims transaction processing and sophisticated claims editing solutions for independent, regional and national chain retail pharmacy operations, and also supplies application systems for retail, mail order and managed care pharmacy operations. Hospital Solutions provides revenue cycle management to hospital and health system customers by offering software and services solutions that provide workflow management offerings and support for claims processing and related value-added transactions. Our hospital solution set provides tools to allow our customers to manage the claims and remittance process, accelerate and improve cash flow, reduce bad debt, track accounts receivable and costs, and improve productivity. Physician Solutions provides small-office physicians with resources necessary to streamline billing and other internal processes such as scheduling, increasing productivity and optimizing accurate reimbursement. We offer our physician customers enhanced practice management capabilities, electronic commerce solutions, and interactive training. Our physician solutions include NDCMedisoft, NDCLytec, NDCConcept, and NDC Electronic Claims Processing. The Information Management segment provides data products and solutions primarily to pharmaceutical manufacturers. Other includes Restructuring, Special Governance and Other Charges not attributable to a specific segment. The information presented below excludes Discontinued Operations. There has been no significant change in the

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

composition of the reportable segments from the presentation of fiscal 2005 segment information included in our Annual Report on Form 10-K/A for the fiscal year ended May 27, 2005 filed with the SEC.

	Three Months Ended
(In thousands)	September 2, 2005	August 27, 2004
Revenue:
Pharmacy Services and Systems	$33,510	$31,154
Hospital Solutions	17,596	16,144
Physician Solutions	7,599	6,477
Information Management	41,275	37,233

Total Revenue	$99,980	$91,008

Operating Income:
Pharmacy Services and Systems	$5,868	$3,159
Hospital Solutions	5,445	4,279
Physician Solutions	1,879	556
Information Management	2,386	(22)
Other	(3,926)	(388)

Total Operating Income	$11,652	$7,584

Note 8—Commitments and Contingencies

We have sold our European operations in Germany and the United Kingdom, which were recorded as Discontinued Operations. We had been engaged in litigation since 2000 with IMS Health before the European Commission and the European Court of Justice and in the German courts, with respect to our German operations. With the sale of our interests in Germany, the Company is no longer involved in this litigation.

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

A putative securities class-action, captioned Garfield v. NDCHealth Corporation, et al., was filed in the United States District Court for the Northern District of Georgia against NDCHealth and Messrs. Hoff, Hutto, Miller, Shenk, FitzGibbons and Adrean, as defendants. The complaint in that action generally alleged, among other things, that members of a purported class of stockholders who purchased common stock between August 21, 2002 and August 9, 2004 were damaged as a result of (i) improper revenue recognition practices in the Company’s physician business unit; (ii) the failure to timely write-down the Company’s investment in MedUnite; and (iii) the improper capitalization and amortization of costs associated with software development. The second amended complaint alleges that, as a result of such conduct, the Company’s previously issued financial statements were materially false and misleading, thereby causing the prices of the Company’s common stock to be inflated artificially. The second amended complaint asserts violations of Section 10(b) and 20(a) of

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

the Securities Exchange Act of 1934 as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and seeks unspecified monetary damages and other relief. On July 27, 2005, the Company’s motion to dismiss all claims was granted by the Court. Plaintiffs were granted 30 days within which to file a third amended complaint. On August 26, 2005, the Plaintiffs, in lieu of filing a third amended complaint, filed a notice of appeal of the court’s decision.

On May 10, 2005, a complaint captioned MMI Investments, L.P. v. NDCHealth Corporation, et al., was filed in the United States District Court for the Southern District of New York against the Company and Messrs. Hoff, Hutto and Shenk. The complaint generally alleges that plaintiff MMI Investments, L.P. (“MMI”) was damaged as a result of its purchases of NDC common stock at artificially inflated prices from July 2003 through August 9, 2004. The complaint seeks unspecified monetary and other relief. Following a pre-motion conference on June 22, 2005, the Court granted defendants leave to file a motion to dismiss the complaint and/or transfer the action to the United States District Court for the Northern District of Georgia. That motion was filed on July 22, 2005, and oral argument on the motion was heard on September 28, 2005. The court denied our motion to transfer and the decision on our motion to dismiss is pending.

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

Note 9—Comprehensive Loss

Comprehensive loss includes unrealized gains and losses which are excluded from the Condensed Consolidated Statements of Operations. The components of comprehensive loss are as follows:

	Three Months Ended
(In thousands)	September 2 2005	August 27, 2004
Net income (loss)	$2,639	$(6,965)
Foreign currency translation adjustment	(10,891)	(420)

Total comprehensive loss	$(8,252)	$(7,385)

The foreign currency translation adjustment in the first quarter of fiscal 2006 includes $11.5 million related to the recording of our divestiture of our Germany operations.

NOTES TO THE CONDENSED CONSOLIDATED

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

Net periodic pension cost for our pension plan during the first quarter of fiscal 2006 and 2005 included the following components:

	Three Months Ended
(In thousands)	September 2, 2005	August 27, 2004
Interest cost on projected benefit obligation	$503	$483
Expected return on plan assets	(473)	(424)
Recognized actuarial loss	221	145

Net periodic pension cost	$251	$204

The expense listed above relates to continuing operations. There were no pension costs related to discontinued operations.

We did not make any pension contributions in the first fiscal quarters of 2005 or 2006. The Company expects to contribute $0.3 million to its pension plan during the remainder of fiscal 2006.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe,” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report. NDCHealth disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although NDCHealth (“NDCHealth,” “NDC,” the “Company,” or “we” and other similar pronouns) believes that its expectations are based on reasonable assumptions, there can be no assurance that its goals will be achieved. Important factors that could cause actual results to differ from estimates or projections contained in the forward-looking statements are described under “Safe Harbor Statement” in this Item 2.

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Report. For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with our latest Annual Report on Form 10-K/A for the year ended May 27, 2005 and our other filings with the Securities and Exchange Commission (“SEC”).

Overview

We operate our business as four fundamental segments: Pharmacy Services and Systems, Hospital Solutions, Physician Solutions and Information Management. Pharmacy Services and Systems provides claims transaction processing and sophisticated claims editing solutions for independent, regional and national chain retail pharmacy operations, and also supplies application systems for retail, mail order and managed care pharmacy operations. Hospital Solutions provides revenue cycle management to hospital and health system customers by offering our software and services solutions that provide workflow management offerings and support for claims processing and related value-added transactions. Our hospital solution set provides tools to allow our customers to manage the claims and remittance process, accelerate and improve cash flow, reduce bad debt, track accounts receivable and costs, and improve productivity. Physician Solutions provides small-office physicians with resources necessary to streamline billing and other internal processes such as scheduling, increasing productivity and optimizing accurate reimbursement. We offer our physician customers enhanced practice management capabilities, electronic commerce solutions, and interactive training. Our physician solutions include NDCMedisoft, NDCLytec, NDCConcept, and NDC Electronic Claims Processing. The Information Management segment provides data products and solutions primarily to pharmaceutical manufacturers. More information concerning segments can be found in Note 7 of the Notes to Condensed Consolidated Financial Statements.

On August 26, 2005, NDCHealth entered into an agreement and plan of merger with Per-Se Technologies, Inc. (“Per-Se”) and its wholly-owned acquisition subsidiary pursuant to which Per-Se’s acquisition subsidiary will be merged with and into NDCHealth with NDCHealth being the surviving corporation in the merger. NDCHealth will continue as a wholly owned subsidiary of Per-Se. Upon consummation of the merger, each outstanding share of NDC common stock will be converted into and exchanged for the right to receive (a) $13.00 in cash, plus (b) shares of Per-Se common stock valued at $6.50, subject to Per-Se’s option to increase the cash portion of the per share merger consideration (with a corresponding decrease to the stock portion). Subject to certain exceptions, the number of shares of Per-Se common stock to be issued in the merger will be based on the volume weighted sales prices per share of Per-Se common stock traded on the Nasdaq National Market for twenty consecutive full trading days ending on the third trading day prior to the closing date.

Simultaneously with the execution of the Per-Se merger agreement, NDCHealth entered into a stock purchase agreement with Wolters Kluwer Health, Inc. pursuant to which Wolters Kluwer will acquire all of the shares of NDC Health Information Services (Arizona), Inc., referred to as HIS, as well as certain other assets used in NDC’s Information Management segment that will be contributed by NDCHealth to HIS immediately prior to the closing. NDCHealth will receive approximately $382.1 million in cash for the shares, subject to certain adjustments. NDCHealth stockholders will not receive any consideration from the sale of HIS distinct from the consideration received in connection with the Per-Se merger.

The two transactions are cross-conditional and are expected to close approximately simultaneously.

Our fiscal year begins on the Saturday closest to June 1 and ends on the Friday closest to May 31. Interim quarters typically consist of thirteen weeks ending the Friday closest to the last calendar day of August, November, and February. The first quarter ended September 2, 2005 and consisted of 14 weeks due to this calendar methodology. The net effect of this 14th week in the first quarter of fiscal 2006 was incremental revenue of $2.4 million, operating profit of $0.2 million and net loss of $0.2 million or less than $0.01 diluted earnings per share.

Results of Operations

Revenue

	Three Months Ended		Change
(In thousands)	September 2, 2005	August 27, 2004	Dollars	Percent
Revenue:
Pharmacy Services and Systems	$33,510	$31,154	$2,356	7.6%
Hospital Solutions	17,596	16,144	1,452	9.0%
Physician Solutions	7,599	6,477	1,122	17.3%
Information Management	41,275	37,233	4,042	10.9%

Total	$99,980	$91,008	$8,972	9.9%

Revenue growth in the first quarter fiscal year 2006 as compared to the comparable prior year period was driven by growth in all four business segments as described below.

Pharmacy Services and Systems

Pharmacy Services and Systems revenue increased $2.4 million, or 7.6%, to $33.5 million in the first quarter of fiscal 2006 from $31.2 million in the first quarter of fiscal 2005. The increase in revenue was due to a $1.7 million increase in transaction services revenue and a $0.4 million increase in pharmacy systems revenue. The impact of the 14th accounting week accounted for $1.2 million additional revenue. The remaining increase is the result of us receiving a larger percentage of transactions from certain of our largest chain customers. We experienced a $2.2 million increase in sales of our PharmacyRx solution and our system for mail order pharmacies, but these gains were offset by a $1.8 million decline in revenue from our legacy systems customers. We expect revenue in the upcoming second quarter to be lower than the first quarter due to the benefit of the additional week realized in the first quarter.

Transaction revenue growth lagged the growth in transactions due to the transaction growth being derived primarily from the largest pharmacy chains, who receive our best per-transaction pricing due to their large volumes. Transaction-based revenue is expected to continue to grow more slowly than transactions due to market share gains by large national chains and competitive price pressure for transaction-based services. The Company intends to offset these pressures and grow transaction services revenue over time by continuing to increase its share of core claim transactions and its penetration of pre- and post-editing services and by introducing additional value-added transaction services, such as its recently rewarded Medicare Part D True Out Of Pocket (TrOOP) services.

Hospital Solutions

Revenue in the Hospital Solutions segment increased $1.5 million, or 9.0%, to $17.6 million in the first quarter of fiscal 2006 from $16.1 million in the first quarter of fiscal 2005. This increase was due to increased sales and installation of the NDC ePremis revenue cycle management solution to new customers and the conversion of existing NDC legacy Premis customers to the ePremis solution at higher per transaction revenues, which more than offset attrition of legacy Premis customers. Transaction revenue increased 19% or $1.8 million, which included $0.8 million from the impact of the 14th accounting week. Lower ancillary customization and professional services revenue offset the transaction revenue growth by $0.3 million.

Physician Solutions

Revenue in the Physician Solutions segment increased $1.1 million, or 17.3%, to $7.6 million in the first quarter of fiscal 2006 from $6.5 million in the first quarter of fiscal 2005. This was primarily due to increased system sales of $1.3 million offset by lower transaction services revenue of $0.2 million. The impact of the 14th accounting week accounted for $0.4 million additional revenue.

Information Management

Information Management Revenue increased $4.0 million, or 10.9%, to $41.3 million in the first quarter of fiscal 2006 from $37.2 million in the first quarter of fiscal 2005. This increase was due to growth in both core product and service offerings as well as advanced analysis, market research and longitudinal product solutions. The Information Management business faces some continuing price pressure from its pharmaceutical clients and faces the risk of losing existing customers to competing providers, particularly at the time of renewals. The Information Management business must continue developing and selling new, more advanced information products and/or add new clients in order to sustain positive growth.

Cost of Service

Cost of Service (“COS”) includes certain compensation, computer operations, data costs, consulting services, telecommunications, customer support, and application maintenance expenses. COS increased $0.8 million, or 1.5%, to $51.2 million in the first quarter of fiscal 2006 from $50.4 million in the first quarter of fiscal 2005.

	Three Months Ended		Change
	September 2, 2005	August 27, 2004
(In thousands)			Dollars	Percent
Revenue by Segment
Pharmacy Services and Systems	$33,510	$31,154	$2,356	7.6%
Hospital Solutions	17,596	16,144	1,452	9.0%
Physician Solutions	7,599	6,477	1,122	17.3%
Information Management	41,275	37,233	4,042	10.9%

Total Revenue	$99,980	$91,008	$8,972	9.9%

Cost of Service by Segment
Pharmacy Services and Systems	$15,594	$15,943	$(349)	(2.2)%
Hospital Solutions	6,739	6,383	356	5.6%
Physician Solutions	3,226	3,391	(165)	(4.9)%
Information Management	25,642	24,717	925	3.7%

Total Cost of Service	$51,201	$50,434	$767	1.5%

Cost of Service as Percent of Revenue
Pharmacy Services and Systems	46.5%	51.2%
Hospital Solutions	38.3%	39.5%
Physician Solutions	42.5%	52.4%
Information Management	62.1%	66.4%
Total	51.2%	55.4%

COS in the Pharmacy Services and Systems segment decreased by $0.3 million, or 2.2%, to $15.6 million in the first quarter of fiscal 2006 from $15.9 million in the first quarter of fiscal 2005. This decrease is primarily due to reduced telecommunications costs as we continue to identify opportunities for lower priced technologies and negotiate more favorable pricing with our vendors. Although staffing levels in the current year’s first quarter were lower than the prior year, the resulting cost savings were offset by $0.4 million of additional compensation expense due to the additional week in the fiscal quarter.

COS in the Hospital Solutions segment increased by $0.4 million, or 5.6%, to $6.7 million in the first quarter of fiscal 2006 from $6.4 million in the first quarter of fiscal 2005. This increase is primarily due to higher service cost associated with the increased ePremis installations and higher software development expense. The impact of the 14th accounting week accounted for $0.2 million additional expense.

COS in the Physician Solutions segment decreased by $0.2 million, or 4.9%, to $3.2 million in the first quarter of fiscal 2006 from $3.4 million in the first quarter of fiscal 2005. This decrease is primarily due to lower Physician services cost associated with lower transaction revenue. The impact of the 14th accounting week accounted for $0.1 million additional expense.

COS in the Information Management segment increased by $0.9 million, or 3.7%, to $25.6 million in the first quarter of fiscal 2006 from $24.7 million in the first quarter of fiscal 2005. This increase is due primarily to one additional week of compensation cost ($0.5 million) resulting from the Company’s accounting period , incremental direct production costs related to the increased revenue, increased development costs related to the Arclight and other product development efforts partially offset by decreased data costs.

Data Costs

Data costs are primarily recorded within the Information Management segment in COS, but some data costs are also recorded in Pharmacy Services and Systems segment COS. The decrease in data costs in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 was the result of initiatives to negotiate lower per transaction data purchase costs as well as lower custom data purchases necessary to support certain client deliverables.

	Three Months Ended
	September 2, 2005	August 27, 2004	Change
(In thousands)			Dollars	Percent
Revenue	$99,980	$91,008	$8,972	9.9%
Data costs	$13,890	$14,308	$(418)	(2.9)%
Data costs as a Percent of Revenue	13.9%	15.7%

Software Costs

Software costs are related to the development of new products and maintenance and enhancement of existing products. We capitalize certain costs of developing software held for sale to our customers as well as software used internally to provide services to our customers. We expense costs associated with maintenance of existing products and costs associated with developing products prior to the product’s reaching technological feasibility.

The primary engine of growth for NDCHealth is the creation of new and enhanced products. As such, software costs are an investment in the growth of the Company. As new products are developed, sold and installed, we expect to grow revenue, operating income, and increase cash flow. Our current focus is on developing products such as NDC EnterpriseRx and our Intelligent Health Repository and ArcLight-related information products.

Total costs associated with software development decreased by $0.5 million, or 5.2%, to $9.8 million in the first quarter of fiscal 2006 from $10.3 million in the first quarter of fiscal 2005. Of the total, costs associated with software development for our new pharmacy system, EnterpriseRx, were $4.2 million in the first quarter of fiscal 2006 versus $4.8 million in the first quarter of fiscal 2005. In the first quarter of fiscal 2006, approximately $2.7 million of these development costs were capitalized, resulting in net development expense associated with our new pharmacy system of approximately $1.5 million. In the first quarter of fiscal 2005, approximately $2.8 million of these development costs were capitalized resulting in net development expense associated with our new pharmacy system of approximately $2.0 million.

As of September 2, 2005, we have capitalized $56.4 million for NDC EnterpriseRx in the aggregate. NDC EnterpriseRx must achieve anticipated market acceptance over the next few years in order for future cash flows to support this asset. Failure to achieve anticipated market acceptance could lead to a write down of this software asset.

As discussed above, development costs capitalized as a percent of total development costs decreased to 53.5% in the first quarter of fiscal 2006 from 56.1% in the first quarter of fiscal 2005. Amortization expenses associated with capitalized software are discussed below under “Depreciation and Amortization.”

	Three Months Ended
	September 2, 2005	August 27, 2004	Change
(In thousands)			Dollars	Percent
Total costs associated with software development	$9,807	$10,348	$(541)	(5.2)%
Less: capitalization of internally developed software	(5,248)	(5,807)	(559)	(9.6)%

Net software development expense	4,559	4,541	(18)	0.4%
Software maintenance expense	2,341	2,231	110	4.9%

Total net software expense	$6,900	$6,772	$128	1.9%

Revenue	$99,980	$91,008	$8,972	9.9%
Capitalization as a % of Revenue	5.2%	6.4%
Total net software expense as a % of Revenue	6.9%	7.4%
Capitalization of developed software as a % of total costs associated with software development	53.5%	56.1%

Sales, General and Administrative Expense

	Three Months Ended
	September 2, 2005	August 27, 2004	Change
(In thousands)			Dollars	Percent
Revenue	$99,980	$91,008	$8,972	9.9%
SG&A	$23,709	$22,333	$1,376	6.2%
SG&A as a Percent of Revenue	23.7%	24.5%

Sales, General and Administrative (“SG&A”) expense consists primarily of salaries, wages and expenses relating to sales, marketing, administrative and management employees, employee training costs, occupancy of leased space, insurance costs and outside professional fees, including legal services.

The increase in SG&A expense was caused by increased corporate staff and professional fees in response to increased complexity and regulatory requirements of our business and approximately $1.0 million of additional expense due to the Company’s 14th accounting week.

We expect that SG&A expense as a percentage of Revenue will decline slightly in the second quarter of fiscal 2006 compared to the first quarter of fiscal 2006.

Depreciation and Amortization

	Three Months Ended
	September 2, 2005	August 27, 2004	Change
(In thousands)			Dollars	Percent
Pharmacy Services and Systems	$3,867	$4,450	$(583)	(13.1)%
Hospital Solutions	2,036	1,910	126	6.6%
Physician Solutions	486	488	(2)	(0.4)%
Information Management	3,104	3,421	(317)	(9.3)%

Total Depreciation and Amortization	$9,493	$10,269	$(776)	(7.6)%

Depreciation and Amortization expense decreased in the first quarter of fiscal 2006 from the first quarter of fiscal 2005, but is similar to the third and fourth quarter of fiscal 2005.

The decline in depreciation and amortization in the first quarter of fiscal 2006 from the same quarter of fiscal 2005 was due to approximately $0.5 million of additional amortization expense being recorded in the first quarter of fiscal 2005 in the Pharmacy Services and Systems segment related to the change in the amortization period of one of the ePrescribing products. In addition, the acquired developed technology intangible in the Information Management segment completed amortization during fiscal 2005, which resulted in a reduction of amortization of approximately $0.3 million per quarter.

Following the general availability of EnterpriseRx, currently anticipated in the third quarter of fiscal 2006, Depreciation and Amortization will increase by approximately $3.0 million per quarter, or $11.9 million per year, due to the amortization of this asset.

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

However, the amount by which the estimated fair value exceeded the net book value was less than in previous years due to declines in operating earnings of our Pharmacy and Physician reporting units. If earnings do not recover as expected in each of these reporting units, we may face a write-down of goodwill in the future. To achieve the expected recovery in our Pharmacy unit, we must successfully introduce our NDC EnterpriseRx pharmacy system and achieve reasonable market acceptance and sales, and we must continue to grow pharmacy network services revenue from claims transaction growth, achieve added penetration of value-added pre and post editing services, and have further success in selling informatics services to pharmacy customers. To achieve the expected recovery in our Physician unit operating earnings, we must see continued recovery in Physician system sales to our value-added reseller channel, which declined following our conversation to offering only cash terms to our resellers at the end of fiscal year 2004, but which showed improvement in fiscal 2005 and the first quarter of fiscal 2006.

Restructuring, Special Governance and Other Charges

Special governance costs of $3.9 million and $0.4 million in the first quarter of fiscal 2006 and 2005, respectively, include the legal and accounting costs associated with our stockholder litigation, SEC investigation, and work performed related to the Board of Directors’ decision to pursue the sale of our Company. These expenses are recorded in the Other segment.

Operating Income

	Three Months Ended		Change
	September 2, 2005	August 27, 2004
(In thousands)			Dollars	Percent

Operating Income:
Pharmacy Services and Systems	$5,868	$3,159	$2,709	85.8%
Hospital Solutions	5,445	4,279	1,166	27.2%
Physician Solutions	1,879	556	1,323	237.9%
Information Management	2,386	(22)	2,408	n/m
Other	(3,926)	(388)	(3,538)	n/m

Total Operating Income	$11,652	$7,584	$4,068	53.6%

Operating Income in the Pharmacy Services and Systems segment increased $2.7 million, or 85.8%, to $5.9 million in the first quarter of fiscal 2006 from $3.2 million in the first quarter of fiscal 2005, due to the increase in transaction services and pharmacy system revenue described above. There was a $0.6 million positive impact due to the 14th accounting week.

Operating Income in the Hospital Solutions segment increased $1.2 million, or 27.2%, to $5.4 million in the first quarter of fiscal 2006 from $4.3 million in the first quarter of fiscal 2005, due to higher revenue of $1.5 million partially offset by $0.4 million higher cost of service combined with lower SG&A expenses of $0.3 million. The positive impact of the 14th accounting week accounted for $0.6 million.

Operating Income in the Physician Solutions segment increased $1.3 million, or 237.9%, to $1.9 million in the first quarter of fiscal 2006 from $0.5 million in the first quarter of fiscal 2005, due to increased systems and services revenue of $1.1 million combined with lower cost of service and SG&A cost of $0.3 million. The positive impact of the 14th accounting week accounted for $0.2 million.

Operating Income in the Information Management segment increased $2.4 million to $2.4 million in the first quarter of fiscal 2006 as the result of increased revenues, improved gross margin and flat to slightly decreased sales, administrative and depreciation costs. There was a $0.8 million negative impact due to the 14th accounting week.

Other Income (Expense)

	Three Months Ended		Change
	September 2 2005	August 27, 2004
(In thousands)			Dollars	Percent
Other Income (Expense)
Interest and Other Income	$154	$61	$93	152.5%
Interest and Other Expense	(7,046)	(6,395)	(651)	10.2%

Total	$(6,892)	$(6,334)	$(558)	8.8%

Interest and Other Income results primarily from interest earned in overnight money market funds.

Interest and Other Expense consists of interest expense, amortization of debt issuance costs and other miscellaneous non-operating expense. Interest and Other Expense increased $0.7 million, or 10.2%, to $7.0 million in the first quarter of fiscal 2006 from $6.4 million in the first quarter of fiscal 2005. The increase in Interest and Other Expense was primarily due to a $0.5 million additional interest expense due to 14 weeks in the first quarter of fiscal 2006 versus 13 weeks in first quarter of fiscal 2005.

Provision for Income Taxes

Our estimated effective tax rate in the first quarter of fiscal years 2006 and 2005 was 44.6% and 39.0%, respectively. The increase in the first quarter fiscal 2006 rate was due to certain company sale transaction costs which were non-deductible for tax purposes.

Discontinued Operations

During the fourth quarter of fiscal 2004, NDCHealth management performed a review of our European businesses to determine alternatives to mitigate the losses associated with these operations. In May 2004, management recommended and our Board of Directors approved the sale of these European businesses. In October 2004, the Company completed the sale of its United Kingdom business. We sold our Pharmacy Benefit Services and our Canadian transaction processing business in the fourth fiscal quarter of 2005. In addition, on June 7, 2005, we completed the sale of our German business.

Accordingly, our financial statements have been prepared with the net assets and liabilities, results of operations, and cash flows of these operations displayed separately as Discontinued Operations with all historical financial statements restated to conform to this presentation.

Liquidity and Capital Resources

Payments from our customers are our greatest source of liquidity. Additional sources of liquidity include our credit facility, financing under capital lease arrangements, vendor financing, and issuances of common stock and other instruments. The cash provided by these sources has a variety of uses. Most importantly, we must pay our employees and vendors for the services and materials they supply. Additional uses include capital equipment, development of additional products, acquisitions, payment of taxes, extension of credit to our customers, repayment of debt, and other general funding of our day-to-day operations.

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

Net cash provided by operating activities was $9.4 million in the first quarter of fiscal 2006, a $16.7 million increase from the $7.3 million of cash used by operating activities in the first quarter of fiscal 2005.

Net cash provided by operating activities was positively impacted by an increase in income from continuing operations adjusted for non-cash items and a decrease in use of working capital. We used $7.8 million of working capital in the first quarter of fiscal 2006 compared to a use of $22.0 million in the first quarter of fiscal 2005. Significant differences between the first quarter of fiscal 2006 and the first quarter of fiscal 2005 are accounts payable, accrued liabilities and deferred revenue. Collectively, these changes in working capital used $11.6 million of cash in the first quarter of fiscal 2006 and used $20.7 million of cash in the first quarter of fiscal 2005. Changes in working capital are the result of the timing of payments to our vendors and the timing difference between billing customers for services as required by their contracts and our recognition of related revenue. Accounts payable and accrued liabilities used $10.8 million of cash in the first quarter of fiscal 2006 compared to using $15.3 million in the first quarter of fiscal 2005 due to timing of payments to vendors and employees. Deferred revenue used $0.7 million in the first quarter of fiscal 2006 compared to using $5.4 million in the first quarter of fiscal 2005, due to timing of billing and payments from our customers.

Due to the Company’s net operating loss (NOL) carryforward position, cash payments related to income tax were limited to certain state and local jurisdictions which provide no or limited net operating loss carryforward opportunities. We expect fiscal 2006 cash payments for income taxes to be minor due to continued utilization of NOL’s.

The nature of transaction and information services and application software businesses are such that they require a substantial continuing investment in data, technology equipment and product development in order to expand the business. Creation of new and enhanced products is the engine of growth for NDCHealth and we continue to invest in our future growth through a focus on product development. Historically, we have also expanded our business through acquisitions and strategic investments in other businesses. The cash we use to expand our business is shown as Net cash used in investing activities. Capital expenditures, which reflect our investment in equipment and product development such as capitalized software costs described above, were $8.1 million in the first quarter of fiscal 2006, including $5.2 million in capitalized software costs and $1.1 million in capitalized interest; and $10.7 million in the first quarter of fiscal 2005, including $5.8 million in capitalized software costs and $0.8 million in capitalized interest. As we continue the launch of new products in fiscal 2006, we expect a similar level of capital expenditures as in 2005 while improving our revenue growth, gross profit and ultimately, cash flow.

We currently have in place a $225 million senior credit facility, consisting of a $100 million five-year revolving credit facility and a $125 million six-year term loan. We also have $200 million outstanding under our senior 10  1/2% subordinated notes due 2012. Details of our indebtedness are described below. We believe that our current level of cash on hand, future cash flows from operations, and our credit facility are sufficient to meet our operating needs in the next twelve months. The Company intends to utilize the proceeds from the sale of HIS to pay the outstanding debt. As of September 2, 2005, the fair market value of the notes was approximately $230.0 million.

The $100 million revolving credit facility is available for working capital and general corporate purposes and has a variable interest rate based on market rates. The $125 million term loan has a variable interest rate tied to LIBOR. During the first quarter of fiscal 2006, we borrowed $10.0 million and repaid $15.0 million under the revolving credit facility. As of September 2, 2005, $24.1 million was outstanding under the revolving credit facility. As of September 2, 2005, $30.4 million was outstanding under the term loan, which has been reduced by $11.1 million in the first quarter of fiscal 2006. The average debt outstanding under the credit facility during the first quarter of fiscal 2006 was $66.7 million, which bore interest at a weighted average annual interest rate of 6.67%.

The credit facility contains certain financial and non-financial covenants customary for financings of this nature. As of September 2, 2005, we were in compliance with all restrictive covenants. The Company expects to be in compliance with these covenants for the next twelve months.

Another use of cash is the payment of dividends, which totaled $1.4 million in the first quarter of fiscal 2005. Our Board of Directors determined on April 5, 2005 to suspend its cash dividend in order to use available cash to reduce debt outstanding.

Discontinued operations provided $10.9 million of cash in the first quarter of fiscal 2006, including $11.6 million of sale proceeds, net of $0.7 million of operating uses of cash for divestiture related to legal and investment banker fees, and used $7.9 million in the first fiscal quarter of fiscal 2005.

We believe that free cash flow, defined as net cash provided by operating activities less capital expenditures and dividends paid, is a meaningful measure of our ability to generate cash for reducing our level of debt. Free cash flow is not a Generally Accepted Accounting Principle measurement and may not be comparable to free cash flow reported by other companies.

	Three Months Ended
(In thousands)	September 2, 2005	August 27, 2004
Net cash provided (used) by operating activities	$9,423	$(7,288)
Capital expenditures	(8,091)	(10,682)
Dividends paid	—	(1,439)

Free cash flow	$1,332	$(19,409)

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

These forward-looking statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, without limitation, management’s assumptions with respect to the following matters, which represent risks associated with our business:

•	the completion of the announced sale of the company;

•	the ability to retain our employees despite uncertainty created by the pending sale of the company

•	our ability to comply with the Sarbanes-Oxley Act of 2002;

•	demand for our products and services;

•	our ability to expand in new and existing markets;

•	the cost of product development;

•	the timely completion, market demand and acceptance of our new products;

•	competitive forces;

•	industry conditions affecting our customers;

•	expected pricing levels;

•	expected growth of revenue and net income;

•	access to data from suppliers;

•	complex state and federal regulations and their impact on the demand for information products or availability of certain data;

•	the timing and cost of planned capital expenditures;

•	the availability of capital to invest in business growth and expansion;

•	the timing of recognition of certain revenue;

•	the potential for information or network services interruptions;

•	adequate protection of proprietary technology and other intellectual property;

•	unanticipated changes in accounting rules and/or interpretations;

•	outcomes and cost of litigation and/or the Securities and Exchange Commission investigation;

•	our ability to maintain compliance with certain restrictive debt covenants; and

•	our substantial indebtedness, which could adversely affect our financial condition, results of operations and liquidity.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk from that disclosed in our Annual Report on Form 10-K/A for the year ended May 27, 2005.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NDCHealth management with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 2, 2005.

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

As described in our management’s report on our internal controls over financial reporting included in NDCHealth’s Annual Report on Form 10-K/A, management identified material weaknesses in internal controls over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Security Exchange Act of 1934.

Based upon this evaluation as of September 2, 2005, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons more fully described below related to the weaknesses in our internal controls over financial reporting identified during our fiscal 2005 evaluation of internal controls over financial reporting in connection with Section 404 of the Sarbanes-Oxley Act of 2002. Although progress is being made to remediate the material weaknesses that were identified at May 27, 2005, additional action is still required. To address the control weaknesses, the Company performed other procedures to ensure the unaudited quarterly condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q, fairly presents, in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s assessment indentified the following material weaknesses in the Company’s internal control over financial reporting as of May 27, 2005:

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

Change in Internal Controls

The account reconciliation process has been redesigned to provide better support for account balances and to ensure all significant accounts are reconciled as a part of the quarter end close process. Additional staff has also provided further support to the accounting team through a more detailed review of account balances and reviews of new revenue contracts in an effort to compensate for the control weaknesses identified. Remediation activities are underway but had not been fully implemented and tested as of quarter end.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Security Exchange Act Rules 13a-15 or 15d-15 that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Other Remediation Efforts

Management has applied additional substantive review procedures during the quarter end financial statement close process to compensate for the control weaknesses relating to reporting the financial results as of May 27, 2005.

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

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

We have sold our European operations in Germany and the United Kingdom, which are now recorded as Discontinued Operations. We had been engaged in litigation since 2000 with IMS Health before the European Commission and the European Court of Justice and in the German courts, with respect to our German operations. With the sale of our interests in Germany, the Company is no longer involved in this litigation.

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

A putative securities class-action, captioned Garfield v. NDCHealth Corporation, et al., was filed in the United States District Court for the Northern District of Georgia against NDCHealth and Messrs. Hoff, Hutto, Miller, Shenk, FitzGibbons and Adrean, as defendants. The complaint in that action generally alleged, among other things, that members of a purported class of stockholders who purchased common stock between August 21, 2002 and August 9, 2004 were damaged as a result of (i) improper revenue recognition practices in the Company’s physician business unit; (ii) the failure to timely write-down the Company’s investment in MedUnite; and (iii) the improper capitalization and amortization of costs associated with software development. The second amended complaint alleges that, as a result of such conduct, the Company’s previously issued financial statements were materially false and misleading, thereby causing the prices of the Company’s common stock to be inflated artificially. The second amended complaint asserts violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and seeks unspecified monetary damages and other relief. On July 27, 2005, the Company’s motion to dismiss all claims was granted by the Court. Plaintiffs were granted 30 days within which to file a third amended complaint. On August 26, 2005, the Plaintiffs, in lieu of filing a third amended complaint, filed a notice of appeal of the court’s decision.

On May 10, 2005, a complaint captioned MMI Investments, L.P. v. NDCHealth Corporation, et al., was filed in the United States District Court for the Southern District of New York against the Company and Messrs. Hoff, Hutto and Shenk. The complaint generally alleges that plaintiff MMI Investments, L.P. (“MMI”) was damaged as a result of its purchases of NDC common stock at artificially inflated prices from July 2003 through August 9, 2004. The complaint seeks unspecified monetary and other relief. Following a pre-motion conference on June 22, 2005, the Court granted defendants leave to file a motion to dismiss the complaint and/or transfer the action to the United States District Court for the Northern District of Georgia. That motion was filed on July 22, 2005, and oral argument on the motion was heard on September 28, 2005. The court denied our motion to transfer and the decision on our motion to dismiss is pending.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended September 2, 2005.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None

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

Date: October 12, 2005